Form 10-K
period 2016-05-31
FEDEX CORP
filed 2016-07-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-15829

FEDEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.10 per share	New York Stock Exchange
Floating Rate Notes due 2019	New York Stock Exchange
0.500% Notes due 2020	New York Stock Exchange
1.000% Notes due 2023	New York Stock Exchange
1.625% Notes due 2027	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2015, was approximately $40.6 billion. The Registrant has no non-voting stock.

As of July 14, 2016, 265,524,323 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2016 annual meeting of stockholders to be held on September 26, 2016 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit Index	E-1

Exhibit 10.7
Exhibit 10.25
Exhibit 10.34
Exhibit 10.83
Exhibit 10.84
Exhibit 10.85
Exhibit 10.86
Exhibit 10.87
Exhibit 10.88
Exhibit 10.89
Exhibit 10.90
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINK BASE DOCUMENT
EX-101 DEFINITIONS LINK BASE DOCUMENT
EX-101 LABELS LINK BASE DOCUMENT
EX-101 PRESENTATION LINK BASE DOCUMENT

PART I

ITEM 1.	BUSINESS

Overview

FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in the following business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 90% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc. (“FedEx Trade Networks”), which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, FedEx SupplyChain Systems, Inc. (“FedEx SupplyChain”), which offers a range of supply chain solutions, and FedEx CrossBorder, LLC, formerly Bongo International, LLC (“FedEx CrossBorder”), which is a leader in cross-border enablement technology and solutions.

•

TNT Express: Acquired near the end of our 2016 fourth quarter, TNT Express B.V., formerly TNT Express N.V. (“TNT Express”), is an international express transportation, small-package ground delivery and freight transportation company. TNT Express services are primarily classified by the speed, distance, weight and size of consignments. While a majority of its shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. TNT Express operates road transportation networks and delivers to over 200 countries.

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to 100% of U.S. residences through its FedEx Home Delivery service. On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the U.S. Postal Service (“USPS”) for final delivery to any residential address or PO Box in the U.S. and remains an important component of our FedEx Ground service offerings. The FedEx Ground segment also includes GENCO Distribution System, Inc. (“GENCO”), which is a leading North American third-party logistics provider.

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

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing, information technology, communications and back-office functions that support our other companies. The FedEx Services segment includes FedEx Office and Print Services, Inc. (“FedEx Office”), which provides document and business services and retail access to our package transportation businesses. On May 31, 2016, FedEx TechConnect, Inc. (“FedEx TechConnect”) was merged into FedEx Services. Following the merger, the services previously provided by FedEx TechConnect, including customer service and billing and collection services for our U.S. customers and technical support services, are now performed by FedEx Services.

In 2017, TNT Express’s results will be disclosed as a reportable segment and combined with the FedEx Express reportable segment in a new reporting structure referred to as the FedEx Express Group. For more information about the FedEx Express Group and our reportable segments, please see “Business Segments” beginning on page 9 of this Annual Report on Form 10-K. For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the Securities & Exchange Commission (“SEC”). The Investor Relations page of our website, http://investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on our Investor Relations website could be deemed to be material information. We encourage investors, the media and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

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

We believe that sales and marketing activities, as well as the information systems that support the extensive automation of our delivery services, are functions that are best coordinated across operating companies. Through the use of advanced information systems that connect the FedEx companies, we make it convenient for customers to use the full range of FedEx services. We believe that seamless information integration is critical to obtain business synergies from multiple operating units. For example, our website, fedex.com, provides a single point of contact for our customers to access FedEx Express, FedEx Ground and FedEx Freight shipping, pickup, shipment tracking, customer service and invoicing information, as well as FedEx Office services. Similarly, by making one call to FedEx Expedited Freight Services, our customers can quickly and easily evaluate surface and air freight shipping options available from FedEx Express, FedEx Freight and FedEx Custom Critical in order to select the service best meeting their needs. Through this one point of contact, customers can select from a broad range of freight services based on their pickup-and-delivery requirements, time sensitivity and the characteristics of the products being shipped. Also, we have integrated our U.S. LTL and parcel sales teams to enhance the effectiveness of our sales efforts and provide additional simplicity for our customers.

We manage our business as a portfolio — in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. We are also focused on increasing returns to our stockholders, as evidenced by the recent increase in our quarterly dividend.

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

Our “compete collectively, operate independently, manage collaboratively” strategy also provides flexibility in sizing our various operating companies to align with varying macro-economic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. In 2014, we began replacing some of our retired aircraft with the more efficient, lower-emission Boeing 767-300 Freighter (“B767F”) aircraft. The B767F aircraft is approximately 30% more fuel efficient and has unit operating costs that are more than 20% lower than the MD10 aircraft it is replacing. In 2015, to continue rationalizing capacity and modernizing our aircraft fleet to more effectively serve customers, we retired an additional 15 aircraft and 21 related engines and adjusted the retirement schedule of 23 aircraft and 57 engines.

At the same time, we continue to expand network capacity at our growing and highly successful FedEx Ground segment where we continue to boost package volumes.

TNT Express is the largest acquisition in FedEx history. The addition of TNT Express expands our global portfolio, particularly in Europe, and will lower our cost to serve European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. We will enhance our capabilities globally by leveraging TNT Express’s low-cost road networks in different regions around the world. We have begun the process of integrating the TNT Express operations with the FedEx Express network. Although the integration will take several years to fully execute, TNT Express and FedEx Express have the benefit of similar and complementary corporate cultures and a common mission of providing superior service and value to customers around the world.

The following four trends have driven world commerce and shaped the global marketplace, and we believe they will continue to do so over the long term:

•

Growth of E-Commerce: E-commerce continues to be a catalyst for the other trends below and is a vital growth engine for businesses, as the internet is increasingly being used to purchase goods and services. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.

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

The growth of e-commerce over the last several years has been significant. According to third-party reports, total e-commerce activity now accounts for one in six discretionary dollars spent by consumers. If this trend continues, calendar year 2016 will be the seventh consecutive year that online sales grew near or above 15% year-over-year. We believe that FedEx is well positioned to provide innovative solutions to meet the growing demand of e-commerce. FedEx continues to invest in growth at FedEx Ground in order to take advantage of opportunities in the business-to-consumer market in the U.S. GENCO has a broad portfolio of returns services to meet the needs of e-commerce merchants and customers.

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability. To this end, we are investing in long-term strategic projects focused on expanding and modernizing our global networks to accommodate future volume growth and increase customer convenience, such as investments in Boeing 777 Freighter (“B777F”) and B767F aircraft. We also continue to broaden and more effectively bundle our portfolio of services in response to the needs and desires of our customers. For example, during 2016, we:

•

Made the strategic acquisition of TNT Express, which will allow us to more quickly broaden our portfolio of international transportation solutions to take advantage of market trends, especially the continuing growth in e-commerce.

•	Continued the integration of GENCO, a leading North American third-party logistics provider, allowing us to expand our service offerings in the growing e-commerce marketplace.

•	Continued to reduce transit times and provide a better pickup experience within FedEx Ground’s growing and highly profitable network.

•

Successfully integrated Bongo International, LLC (“Bongo”) and rebranded it as FedEx CrossBorder, a leader in cross-border enablement technologies and solutions, which has capabilities that complement and expand the FedEx portfolio of offerings important to the rapidly growing global e-commerce market.

•

Enhanced service offerings at FedEx Office through the eBay Valet Drop-Off program, a collaboration with eBay, Inc. (“eBay”) that allows customers to bring items to a FedEx Office location to be packed and shipped to an eBay processing center to be sold. FedEx Office also introduced a faster, cost-effective and streamlined system of delivering professional print services to large, commercial customers.

Profit Improvement Initiatives

During 2013, we saw challenging global economic conditions — particularly for FedEx Express — as ongoing shifts from priority to deferred shipping services significantly impacted profitability. In response to these trends, in 2013 we announced programs targeting annual profitability improvement of $1.6 billion at FedEx Express. Our profit improvement programs included multiple initiatives, primarily across FedEx Express and FedEx Services, to reduce our overall cost structure and enhancing the quality of our revenue.

We exited 2016 having achieved our profit improvement goals with a run rate of $1.6 billion of additional operating profit from the then 2013 base business. FedEx Express has improved operating income by approximately 170% from 2013, despite lower fuel surcharges and unfavorable exchange rates driving flat to declining revenue during the four-year period. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2017 business plan objectives will represent more fully funded compensation targets. While this program is completed, assuming continued modest growth in the U.S. and global economies, our profitability and productivity are expected to continue to increase for years to come as we further leverage the benefits of these initiatives and fully integrate our recent business acquisitions.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2016, FedEx ranked 8th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 15th consecutive year we have been ranked in the top 20 on the list. Additionally, FedEx ranked in the top 50 on the Reputation Institute’s 2016 “Most Reputable Companies in the U.S.” list, which measures the corporate reputations of the largest U.S. companies based on consumers’ trust, esteem, admiration and good feeling towards a company. Lastly, in 2016 FedEx was again listed on Corporate Responsibility Magazine’s “100 Best Corporate Citizens” list.

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

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, FedEx was once again named to Black Enterprise magazine’s 2015 list of “40 Best Companies for Diversity.” It is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 400,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have the following five core giving pillars:

•	Delivering for Good: Using our global network to deliver resources where they are needed most in times of disaster and for special shipments.

•	Sustainable Transportation: Developing solutions that connect the world responsibly and resourcefully, especially in urban areas.

•	Employment Pathways: Giving a pathway to meaningful employment for underserved populations.

•	Road Safety: Protecting pedestrians and making roads safer worldwide.

•	Global Entrepreneurship: Advancing women and minority-owned small businesses and entrepreneurs around the world.

In the midst of the European migrant crisis, FedEx worked with disaster relief agencies and committed approximately $1 million in cash and transportation support to deliver critical medical aid and supplies to refugees in Europe and Turkey. For additional information on our community involvement and disaster relief efforts, see http://csr.fedex.com.

In 2016, FedEx announced that it will invest $200 million in more than 200 communities by 2020 through its global giving platform, FedEx Cares. FedEx also supports communities throughout the U.S. with an annual United Way employee giving campaign. Additionally, more than 17,000 FedEx team members volunteered nearly 55,000 hours of service during FedEx Cares Week, a period dedicated to service projects in 500 communities in the U.S. and other regions FedEx serves around the globe.

Like our customers, many of our vendors are diverse businesses. For more than two decades, FedEx has supported small, women-owned and minority-owned businesses in our supply chain. Our Sourcing organization manages the enterprise-wide Supplier Diversity program, aligning efforts to increase our direct spend with diverse suppliers within our broader sourcing strategy. We work with regional and national diversity organizations to promote the growth of small and diverse businesses and to increase opportunities for FedEx to work with these enterprises. The Women’s Business Enterprise National Council named FedEx as a 2015 Top Corporation Award winner.

The Environment

In furtherance of our commitment to protecting the environment, we initiated an effort to increase FedEx Express vehicle fuel efficiency 30% from a 2005 baseline by 2020, and in 2016, we announced that we had surpassed that goal. We also continue with our goal to reduce aircraft emissions intensity by 30% by 2020 on an emissions per available-ton-mile basis, a goal that we increased from 20% in 2012. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by the year 2030. These efforts help us continue to reduce our environmental footprint as evidenced in 2015 when we saved more than 100 million gallons of jet fuel at FedEx Express and avoided more than one million metric tons of carbon emissions — all while our shipment volumes were up.

We will continue to expand on-site renewable energy generation in our facilities where feasible. To meet our future operational needs, as discussed above, we are adding more fuel-efficient aircraft to our fleet. The use of newer and more fuel-efficient aircraft is reducing our greenhouse gas emissions and airport noise and increasing our jet fuel efficiency. We have an impressive global alternative fuel fleet with approximately 1,900 alternative fuel vehicles, including hybrid, electric and hydrogen fueled vehicles, among others. We operate 15 solar facilities around the world, which collectively avoided more than 4,600 metric tons of CO2e emissions in 2015. In addition, ten FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings, and more are being reviewed for certification. FedEx Express has made LEED certification the standard for newly built U.S. facilities. In addition, the FedEx India headquarters and the FedEx Office headquarters each received LEED certification in 2015 and 2016, respectively.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally-responsible available choices. In 2015, 96% of paper purchased for use by FedEx Office was third-party-certified as responsibly sourced. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is made from approximately 60% recycled content. One example of our environmentally-responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council, contributing to discussions on how to improve sustainable purchasing in the areas of transportation and fuels, fiber- and timber-based products and more. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in March 2016, our Board of Directors adopted a proxy access bylaw that permits up to 20 stockholders owning 3% or more of FedEx’s outstanding voting stock continuously for at least three years to nominate and include in FedEx’s proxy materials directors constituting up to two individuals or 20% of the Board, whichever is greater, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in our Bylaws.

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

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Group

On May 25, 2016, we acquired TNT Express, a leading international express transportation, small-package ground delivery and freight transportation company. In 2017, TNT Express’s results will be disclosed as reportable segment and combined with the FedEx Express reportable segment in a new reporting structure referred to as the FedEx Express Group. During the integration process, we anticipate these segments will each continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions. However, they are being combined for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparison purposes.

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution over 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of package and freight, connecting markets that generate more than 90% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 168,000 employees and has approximately 60,000 drop-off locations (including FedEx Office centers), 643 aircraft and approximately 57,000 vehicles and trailers in its integrated global network.

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

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Customer-Driven Technology.”

International Expansion

In May 2016, we acquired TNT Express, which has express delivery operations in Europe, the Middle East and Africa, Asia-Pacific and South America. This acquisition expands our global portfolio, particularly in Europe, and will lower our costs to serve European markets by increasing density in our pickup-and-delivery operations and accelerate our global growth. We have begun the process of integrating TNT Express operations with the FedEx Express network, which will take several years to fully execute.

In 2014 we made a strategic move in Southern Africa by acquiring the businesses operated by our service provider in the following seven countries: South Africa, Botswana, Malawi, Mozambique, Namibia, Swaziland and Zambia. These acquisitions, along with our 2013 acquisitions of transportation companies in Poland, France and Brazil and our 2012 acquisition of a Mexican domestic express package delivery company, gives us more robust global transportation networks and added capabilities in important international markets.

Since we began serving mainland China in 1984, we have expanded our service to cover more than 400 cities across the country and, in 2009, we began operations at our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China. Our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014, serves as a consolidation point for shipments from northern Asia to the U.S., and operates as an international gateway for customers in western Japan. Additionally, in October 2012, we announced plans to establish a new International Express and Cargo Hub in Shanghai. This new facility, with designated onsite customs clearance, will be located at Shanghai’s Pudong International Airport and is slated for completion in early 2017. These hubs will allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS for the provision of domestic air transportation services to the USPS for its First Class, Priority and Express Mail that runs through September 2020. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. The surcharge percentage is subject to monthly adjustment based on a rounded average of a certain spot price for jet fuel. For example, the fuel surcharge for May 2016 was based on the average spot price for jet fuel published for March 2016. Changes to the FedEx Express fuel surcharge, when calculated according to the average spot price for jet fuel and FedEx Express trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. We routinely review our fuel surcharges and our fuel surcharge methodology. Effective November 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2016 — 2%; 2015 — 6%; and 2014 — 9%. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Fuel Supplies and Costs

During 2016, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2016	$1,726	3.4%
2015	2,816	5.9
2014	3,506	7.7
2013	3,683	8.3
2012	3,867	9.1

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders and the USPS. FedEx Express’s principal international competitors are DHL, UPS, foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David J. Bronczek is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2016, FedEx Express employed approximately 115,000 permanent full-time and approximately 53,000 permanent part-time employees, of which 13% are employed in the Memphis area. FedEx Express’s international employees represent 37% of all employees.

The pilots at FedEx Express, who represent a small number of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized.

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

FedEx Trade Networks

FedEx Trade Networks provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. FedEx Trade Networks also provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism program, and through its WorldTariff subsidiary, publishes customs duty and tax information for over 180 customs areas worldwide. Additionally, FedEx Trade Networks provides customs clearance services for FedEx Express at its major U.S. hub facilities.

As trade throughout the world grows, so does the FedEx Trade Networks solutions portfolio. Value-added services of FedEx Trade Networks include 120 freight forwarding offices in 26 countries and Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks has approximately 5,100 employees and 136 offices in 120 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

In 2016, we completed the integration of Bongo and rebranded it as FedEx CrossBorder. FedEx CrossBorder, a subsidiary of FedEx Trade Networks, is a leader in cross-border enablement technologies and solutions. FedEx CrossBorder’s capabilities complement and expand the FedEx portfolio of offerings important to international e-commerce. FedEx CrossBorder’s technology and processes provide a comprehensive and integrated end-to-end solution that helps retailers and e-tailers grow by reaching international e-commerce consumers. FedEx CrossBorder’s capabilities include export compliance management, Harmonized System classification, currency conversions, international payment options inclusive of language translation, shopping cart management, duty and tax calculations and credit card fraud protection. FedEx CrossBorder is headquartered in St. Petersburg, Florida.

FedEx SupplyChain

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

TNT Express Segment

Overview

Recently acquired TNT Express is a leading international express transportation, small-package ground delivery and freight transportation company. TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. TNT Express services are primarily classified by the speed, distance, weight and size of consignments. Whereas the majority of its shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. TNT Express operates road transportation networks and delivers to over 200 countries.

Services

TNT Express provides two types of express services — Express and Economy Express. The Express services are day-definite and delivered next-day or fastest-by-air for distances for which next-day is not possible. The Economy Express services are also day-definite and are delivered fastest-by-road, except for intercontinental deliveries which depend on air. For both Express and Economy Express services, TNT has time-definite options for customers requiring delivery before a certain time. TNT also provides specialized or extremely urgent deliveries which include products such as same-day, value-added and non-standard freight services.

Pricing

TNT Express periodically updates list prices for the majority of its services. In general, shipping rates are based on the selected service, destination zone, (volumetric) weight, and any ancillary service charge. TNT Express offers its customers discounted prices generally based on actual or potential volumes and/or revenue.

TNT Express has an indexed fuel surcharge that varies by region or country and by product. The fuel surcharge percentage is subject to monthly adjustment based upon the price of a designated fuel type. Updated information on the fuel surcharge is available at tnt.com.

If a customer has requirements that fall outside of TNT Express’s standard service levels, but are acceptable under its standard operating procedures, TNT Express will provide the service with an additional charge to cover the additional costs incurred. For instance, collections and deliveries in certain remote and less accessible locations will incur an out-of-area charge.

Operations

TNT Express has a worldwide presence with domestic, regional and intercontinental delivery. TNT Express’s customers are primarily large companies and multinationals, as well as small and medium-sized enterprises. The main industries served by TNT Express are industrial, automotive, high-tech and healthcare.

Services are delivered through a combination of physical infrastructures such as hubs, depots and vehicles, and electronic infrastructures such as track-and-trace systems. TNT Express operates road networks in Europe, the Middle East, Asia, Australia and South America. TNT Express’s unique European road network connects more than 40 countries through 19 road hubs and over 540 depots. TNT Express conducts its operations through a fleet of approximately 42,000 road pickup-and-delivery and linehaul vehicles. Principal competitors of TNT Express include DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities and freight forwarders.

As a condition precedent to its acquisition by FedEx, TNT Express sold its two airlines, TNT Airways and Pan Air Líneas Aéreas, to ASL Aviation Group, as European regulations prohibit foreign ownership of European-based airlines. TNT Express and ASL Aviation Group entered into a multi-year service agreement to operate flights for the FedEx-TNT Express combination. Per the terms of the service agreement, ASL Aviation Group intends to operate the airlines in a manner that will maintain contracts with former TNT Express partner airlines, contractors and suppliers. The airlines operate primarily out of TNT’s central air hub in Liege, Belgium.

As of May 31, 2016, TNT Express had approximately 55,000 employees, of which 99% are employed outside the U.S. TNT Express also relies upon subcontractors and agents to conduct its pickup-and-delivery and linehaul operations. David Binks is the President and Chief Executive Officer of TNT Express (he reports to the FedEx Express Executive Vice President and Chief Operating Officer). TNT Express’s headquarters are located in Hoofddorp, The Netherlands.

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

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential

shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee.    On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the USPS for final delivery to any residential address or PO Box in the U.S. and remains an important component of our FedEx Ground service offerings.

Additionally, FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, on January 4, 2016, FedEx Ground and FedEx Home Delivery average list prices increased 4.9%. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits.

FedEx Ground has an indexed fuel surcharge, which is subject to a monthly adjustment. The surcharge percentage is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel as published monthly by the U.S. Department of Energy. For example, the fuel surcharge for May 2016 was based on the average diesel fuel price published for March 2016. Changes to the FedEx Ground fuel surcharge, when calculated according to the rounded index average and FedEx Ground trigger points, are applied effective from the first Monday of the month. These trigger points may change from time to time, but information on the fuel surcharge for each month is available at fedex.com approximately two weeks before the surcharge is applicable. On November 2, 2015, we updated the tables used to determine the fuel surcharges at FedEx Ground. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 575 facilities, including 33 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 52,000 owner-operated vehicles and approximately 51,000 company-owned trailers. To provide FedEx Home Delivery service and FedEx SmartPost Service, FedEx Ground leverages its pickup operation and hub and linehaul network. FedEx Home Delivery’s operations are often co-located with existing FedEx Ground facilities to achieve further cost efficiencies.

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

FedEx Office offers retail access to FedEx Ground shipping services at all of its U.S. and Canadian retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters in the U.S.

As of May 31, 2016, FedEx Ground had approximately 81,000 employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in Pittsburgh, Pennsylvania, and its primary competitors are UPS, the USPS and regional delivery carriers.

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

In the third quarter of 2016, FedEx Ground announced plans to implement the Independent Service Provider (“ISP”) agreement throughout its entire U.S. pickup and delivery network. To date, service providers in 24 states are operating under, or transitioning to, the ISP agreement. The transition to the ISP agreement in the remaining 26 states is expected to be completed by 2020. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

GENCO

On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. With a comprehensive portfolio of supply chain services, GENCO’s expertise will expand existing FedEx service offerings in the evolving retail and e-commerce markets. GENCO’s infrastructure and supply chain capabilities include reverse logistics, providing triage, test and repair, remarketing and product liquidation solutions. Additionally, GENCO’s breadth of expertise in targeted vertical markets — such as technology, healthcare and retail — aligns with our strategic priorities in these areas. With more than 11,000 employees at approximately 119 facilities, GENCO offers a complete range of product lifecycle logistics® services to customers in the technology, consumer, industrial, retail, and healthcare markets. GENCO is headquartered in Pittsburgh, Pennsylvania. The financial results of this business are included in the FedEx Ground segment from the date of acquisition. GENCO has a small number of employees that are members of unions.

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

In 2016, FedEx Freight introduced the new FedEx Freight box, which makes transporting LTL shipments simple with improved flexibility, increased security, better shipment integrity and no freight classification. The FedEx Freight box comes in two sizes: a standard freight box that requires a pallet to ship and a smaller freight box with an integrated pallet. The ability to choose between freight boxes makes freight shipping accessible to any business. With a distance-based pricing structure, the FedEx Freight box allows customers to ship LTL with flat rates. The FedEx Freight box was initially introduced into selected markets during the second half of 2016, and was subsequently rolled out to customers nationwide in June 2016.

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

As of May 31, 2016, the FedEx Freight segment was operating approximately 65,000 vehicles and trailers from a network of approximately 370 service centers and had approximately 40,000 employees. Michael L. Ducker is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight (a subsidiary of ArcBest Corporation).

In 2014 and 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for National Labor Relations Board elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. With respect to the elections that the Teamsters won, FedEx Freight appealed all four elections to federal appellate courts. Two of those appeals are still pending. The Eighth Circuit Court of Appeals upheld the election results in two of the locations, Charlotte, North Carolina and Croydon, Pennsylvania. We have begun bargaining with the unions in Charlotte and Croydon, but no substantive proposals have been exchanged between the parties. No new petitions for elections were filed in 2016.

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

FedEx Services Segment

FedEx Services

FedEx Services provides our other companies with sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain other back-office support. We merged FedEx TechConnect into FedEx Services, effective May 31, 2016. Through FedEx Services, we provide a convenient single point of access for many customer support functions, enabling us to more effectively sell the entire portfolio of transportation services and to help ensure a consistent and outstanding experience for our customers.

T. Michael Glenn is the President and Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2016, the FedEx Services segment had approximately 30,000 employees (including approximately 15,000 at FedEx Office).

Customer Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, FedEx ranked No. 1 in the first-ever InformationWeek Elite 100 Decade Award category, recognizing the 10 companies that have ranked the highest on average in the InformationWeek Elite 100, a compilation of the top business technology innovators in the U.S., over the past 10 years. FedEx ranked No. 5 overall on the 2016 InformationWeek Elite 100 list. Additionally, FedEx was named a recipient of the 2015 CIO 100 Award from International Data Group’s CIO magazine. The annual award program recognizes organizations around the world that exemplify the highest level of operational and strategic excellence in information technology.

Our technology strategy is driven by our desire for customer satisfaction. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning website, together with our customer integrated solutions.

The fedex.com website was launched over 20 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages, get quick rates and estimated delivery times, quickly find the nearest FedEx location and easily access FedEx Delivery Manager to customize home deliveries. It is available on Android™ and Apple devices, such as iPhone®, iPod touch® and iPad®. The FedEx mobile website has expanded to more than 206 countries and territories and 25 languages. FedEx Mobile allows customers to track packages, create shipping labels, view account-specific rate quotes and access drop-off location information. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

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

FedEx continues to provide customers with innovative solutions. For example, in May 2014 FedEx TechConnect (now FedEx Services) opened a package laboratory providing FedEx Express, FedEx Ground and FedEx Freight customers with free package testing and design services.

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

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through corporate sponsorships and special events. For example, FedEx sponsors:

•	PGA TOUR and the Champions Tour golf organizations, as the “Official Shipping Company,” and FedExCup, a season-long points competition for PGA TOUR players

•	The Title sponsor of the FedEx St. Jude Classic, a PGA TOUR event that raises millions of dollars for St. Jude Children’s Research Hospital

•	The National Football League (NFL), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL”

•	FedExField in Washington, DC

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series

•	The UEFA Europa League, a major European soccer cup competition that spans 192 teams across 54 European nations

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament

•	FedExForum in Memphis, TN

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

FedEx Office

FedEx Office’s network of digitally-connected locations offers access to copying and digital printing through retail and web-based platforms, signs and graphics, professional finishing, computer rentals, and the full range of FedEx day-definite ground shipping and time-definite global express shipping services. FedEx Office’s network of locations provides convenient access points to FedEx Express and FedEx Ground services for higher margin retail customers. Customers may also have their FedEx Express, FedEx Ground and FedEx Home Delivery packages delivered to any FedEx Office location nationwide by choosing the “Hold at FedEx Location” option when initiating a shipment — or even when a shipment is on its way — free of charge. Additionally, FedEx SameDay City has expanded to include 24 markets across the U.S., which allows customers to get their packages across town in the same day with local delivery by FedEx Office uniformed team members in branded FedEx Office delivery vehicles.

FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using FedEx Ground day-definite shipping and time-definite global FedEx Express shipping services, FedEx Office offers a complete “pack-and-ship” solution. In November 2014, FedEx Office rolled out a new packing feature, Pack Plus, which expanded FedEx Office’s packing and shipping capabilities. FedEx Pack Plus offerings include new custom box building capabilities and techniques, a more robust assortment of specialty boxes and additional packing supplies, equipment and tools to serve our customers’ needs. In May 2016, eBay and FedEx Office announced the eBay Valet Drop-Off Program to make it easier for consumers to sell items online. The eBay Valet Drop-Off Program will allow customers to bring in items to a FedEx Office location, where, backed by the FedEx Office Packing Pledge, a FedEx Office team member will pack and ship the item(s) to an eBay Valet processing center to be listed, sold and shipped to the buyer. Once the item(s) sells, the customer will receive payment via PayPal, and customers will receive updates and notifications throughout the selling process.

Almost all FedEx Office locations provide local pickup and delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location. Additionally, through cloud printing with FedEx Office Print Online, customers can access files from some of the most popular cloud providers including Box, Dropbox, Google Drive™ and Microsoft OneDrive® and then select from a variety of printing options. Customers can choose to pick up their completed order at FedEx Office locations nationwide or have the order delivered right to their door. Customers also have the ability to access these same cloud files through a USB drive or mobile device at self-serve copiers in FedEx Office locations, giving them seamless access to their files across our online and retail channels.

In July 2015, FedEx Office launched a faster, cost-effective and streamlined way to deliver professional print services to large, commercial customers. Using an industry-leading software system, large or complex print jobs are directed to one of the FedEx Office centralized production centers. FedEx Office team members at the network fulfillment center then quickly view and assess the print production volume within the network, and direct print jobs to more than 100 color and monochrome digital presses across the country. The enhanced system then allows the FedEx Office network fulfillment center to manage the distribution of print jobs originating in one location to be sent for completion at production locations closer to the customer’s point of need, leveraging the vast FedEx Office national network for centralized, regionalized and localized printing, based on distribution requirements.

As of May 31, 2016, FedEx Office operated approximately 1,800 customer facing centers, including 25 locations in Canada, and also operated 33 centralized production centers. During 2016, FedEx Office relocated to its new corporate headquarters in Plano, Texas.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx SupplyChain, FedEx Trade Networks, FedEx Custom Critical, FedEx CrossBorder, GENCO and TNT Express, among others, are trademarks, service marks and trade names of Federal Express Corporation, or the respective companies, for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 81 through 87 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FedEx Express Group

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, national, regional and metropolitan sorting facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2016, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)(1)

Boeing B777F	27	0	27		233,300
Boeing MD11	32	24	56		192,600
Boeing MD10-30	12	1	13		175,900
Boeing MD10-10	30	0	30		137,500
Boeing 747-400	2	0	2		261,400
Boeing 767F	29	3	32		127,100
Airbus A300-600	32	36	68		106,600
Airbus A310-300	10	0	10		83,170
Boeing B757-200	119	0	119	(2)	63,000
ATR 72-202/212	21	0	21		17,970
ATR 42-300/320	26	0	26		12,070
Cessna 208B	239	0	239		2,830

Total	579	64	643

(1)	Maximum gross structural payload includes revenue payload and container weight.
(2)	Includes seven aircraft not currently in operation and awaiting completion of modification.

•	The B777Fs are two-engine, wide-bodied cargo aircraft that have a longer range and larger capacity than any other aircraft we operate.

•	The MD11s are three-engine, wide-bodied aircraft that have a longer range and larger capacity than MD10s.

•

The MD10s are three-engine, wide-bodied aircraft that have received an Advanced Common Flightdeck modification, which includes a conversion to a two-pilot cockpit, as well as upgrades of electrical and other systems.

•	The B747s are four-engine, long-range, wide-bodied cargo aircraft. These aircraft are leased to and operated by a third party.

•	The B767Fs are two-engine, long-range, wide-bodied cargo aircraft.

•	The A300s and A310s are two-engine, wide-bodied aircraft that have a longer range and more capacity than B757s.

•	The B757s are two-engine, narrow-bodied aircraft configured for cargo service.

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

At May 31, 2016, FedEx Express operated approximately 57,000 ground transport vehicles, including pickup-and-delivery vans, larger trucks called container transport vehicles and over-the-road tractors and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2016, with the year of expected delivery:

	B767F(1)	B777F(2)	Total

2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
2021	10	3	13
Thereafter	16	6	22

Total	79	16	95

(1)	As of May 31, 2016, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

(2)	As of May 31, 2016, our obligation to purchase seven of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2016, deposits and progress payments of $413 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2016, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour) (1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,768,345	475,000	Memphis-Shelby County Airport Authority	2036

Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028

Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021

Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030

Oakland, California	75	448,935	63,000	City of Oakland	2036

Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031

Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028	(5)

Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025	(6)

International
Anchorage, Alaska(2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023

Paris, France(3)	111	1,238,000	63,000	Aeroports de Paris	2029

Cologne, Germany(3)	11	325,000	20,000	Cologne Bonn Airport	2040

Guangzhou, China(4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029

Osaka, Japan(4)	17	425,206	9,000	Kansai Airports	2024

(1)	Documents and packages.

(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.

(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.

(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.

(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, administrative offices and warehouse space. In May 2016, FedEx Express opened the FedEx Cold Chain Center at its Memphis hub. Designed to protect the integrity of temperature-sensitive healthcare and perishable shipments, the facility added approximately 83,000 square feet to FedEx Express’s facilities at Memphis International Airport and forms an integral part of the FedEx global cold chain network.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express owns or leases 636 facilities for city station operations in the United States. In addition, 588 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2016, FedEx Express had approximately 41,000 Drop Boxes. FedEx Express customers can also ship from approximately 22,000 staffed drop-off locations, including FedEx Office centers and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 13,000 drop-off locations.

TNT Express Segment

TNT Express corporate offices are located in Hoofddorp, The Netherlands. As of May 31, 2016, TNT Express had over 900 facilities worldwide, including road hubs, air hubs, depots and office facilities. These facilities are strategically located to cover the geographic areas served by TNT Express. TNT Express operates a central air hub near Liege, Belgium and a central European road hub in Duiven, The Netherlands. Approximately 42,000 vehicles, including 1,000 trailers, support TNT Express’s business.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area. As of May 31, 2016, FedEx Ground had approximately 51,000 company-owned trailers and owned or leased 575 facilities, including 33 hubs. In addition, approximately 52,000 owner-operated vehicles support FedEx Ground’s business. Of the 373 facilities that support FedEx Home Delivery, 303 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 33 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 388,000 square feet and range in size from approximately 107,000 to 825,500 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices for the FedEx Freight business in Harrison, Arkansas. As of May 31, 2016, the FedEx Freight segment operated approximately 65,000 vehicles and trailers and approximately 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 860 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Office’s corporate headquarters are located in Plano, Texas in leased facilities. As of May 31, 2016, FedEx Office operated approximately 1,800 customer facing centers, including 25 locations in Canada, and also operated 33 centralized production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and customer facing centers average 3,900 square feet in size.

FedEx Services has an agreement with OfficeMax North America, Inc. to offer FedEx Express and FedEx Ground shipping services at OfficeMax retail locations (approximately 640 locations). Additionally, the FedEx Authorized Ship Center program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of approximately 5,500 franchised and independent “pack and ship” retail locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience

Frederick W. Smith Chairman, President and Chief Executive Officer	71	Chairman, President and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Executive Officer, FedEx Express	62	President and Chief Executive Officer of FedEx Express since January 2000; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and several sales and operations managerial positions at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Name and Office	Age	Positions and Offices Held and Business Experience

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	57	Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of New York Life Insurance Company, a mutual life insurance company.

Michael L. Ducker President and Chief Executive Officer, FedEx Freight Corporation	62	President and Chief Executive Officer of FedEx Freight Corporation since January 2015; Executive Vice President and Chief Operating Officer and President of International for FedEx Express from December 2009 to January 2015; Executive Vice President and President of International of FedEx Express from December 1999 to December 2009; Senior Vice President of Asia/Pacific of FedEx Express from September 1995 to December 1999; and various management positions in operations at FedEx Express from 1978 to 1995. Mr. Ducker serves as a director of International Flavors & Fragrances Inc., a global creator of flavors and fragrances used in consumer products.

T. Michael Glenn Executive Vice President — Market Development and Corporate Communications	60	Executive Vice President — Market Development and Corporate Communications of FedEx since January 1998; Senior Vice President — Marketing, Customer Service and Corporate Communications of FedEx Express from June 1994 to January 1998; Senior Vice President — Marketing and Corporate Communications of FedEx Express from December 1993 to June 1994; Senior Vice President — Worldwide Marketing Catalog Services and Corporate Communications of FedEx Express from June 1993 to December 1993; Senior Vice President — Catalog and Remail Services of FedEx Express from September 1992 to June 1993; Vice President — Marketing of FedEx Express from August 1985 to September 1992; and various management positions in sales and marketing and senior sales specialist of FedEx Express from 1981 to 1985. Mr. Glenn serves as a director of Pentair plc, a diversified industrial manufacturing company operating in water and technical products business segments, and as a director of Level 3 Communications, Inc., a global communications services company.

Name and Office	Age	Positions and Offices Held and Business Experience

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	62	Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst of FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities, Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Henry J. Maier President and Chief Executive Officer, FedEx Ground	62	President and Chief Executive Officer of FedEx Ground since June 2013; Executive Vice President — Strategic Planning and Communications of FedEx Ground from September 2009 to June 2013; Senior Vice President — Strategic Planning and Communications of FedEx Ground from December 2006 to September 2009; Vice President — Marketing of FedEx Services from March 2000 to December 2006; Vice President — Marketing and Communications of FedEx Ground from June 1999 to March 2000; and various management positions in logistics, sales, marketing and communications with RPS, Inc. and Caliber Logistics, Inc. from 1986 to 1999.

Christine P. Richards Executive Vice President, General Counsel and Secretary	61	Executive Vice President, General Counsel and Secretary of FedEx since June 2005; Corporate Vice President — Customer and Business Transactions of FedEx from March 2001 to June 2005; Senior Vice President and General Counsel of FedEx Services from March 2000 to June 2005; Staff Vice President — Customer and Business Transactions of FedEx from November 1999 to March 2001; Vice President — Customer and Business Transactions of FedEx Express from 1998 to November 1999; and various legal positions with FedEx Express from 1984 to 1998.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting in his or her official capacity, pursuant to which any executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 14, 2016, there were 12,453 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2016
Fourth Quarter	$169.30	$137.30	$0.25
Third Quarter	160.67	119.71	0.25
Second Quarter	164.94	140.01	0.25
First Quarter	185.19	130.13	0.25

Fiscal Year Ended May 31, 2015
Fourth Quarter	$178.79	$163.60	$0.20
Third Quarter	183.51	163.57	0.20
Second Quarter	179.79	148.37	0.20
First Quarter	155.31	138.30	0.20

FedEx also paid a cash dividend on July 1, 2016 ($0.40 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2016.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Mar. 1-31, 2016	1,570,000	$146.02	1,570,000	21,180,000
Apr. 1-30, 2016	1,043,000	164.68	1,043,000	20,137,000
May 1-31, 2016	1,162,000	162.36	1,162,000	18,975,000

Total	3,775,000	$156.21	3,775,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in the privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of July 14, 2016, 17.6 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2016 is presented on page 148 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 41 through 88 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 147 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 18, 2016 thereon, are presented on pages 91 through 146 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2016 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 89 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 90 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as explained below, no change occurred in our internal control over financial reporting during the fiscal year ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On May 25, 2016, we acquired TNT Express. As permitted by Securities and Exchange Commission rules, we elected to exclude TNT Express from our assessment of internal control over financial reporting as of May 31, 2016. Our integration of TNT Express’s systems and processes could cause changes to our internal controls over financial reporting in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be held on September 26, 2016, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be held on September 26, 2016, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be held on September 26, 2016, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be held on September 26, 2016, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2016 and 2015 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2016 annual meeting of stockholders, which will be held on September 26, 2016, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 18, 2016 thereon, are listed on pages 39 through 40 and presented on pages 91 through 146 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 18, 2016 thereon, is presented on pages 150 through 151 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-15 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 18, 2016	By:	/s/ FREDERICK W. SMITH
Frederick W. Smith
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ FREDERICK W. SMITH	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 18, 2016
Frederick W. Smith

/s/ ALAN B. GRAF, JR.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 18, 2016
Alan B. Graf, Jr.

/s/ JOHN L. MERINO	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 18, 2016
John L. Merino

/s/ JAMES L. BARKSDALE *	Director	July 18, 2016
James L. Barksdale

/s/ JOHN A. EDWARDSON *	Director	July 18, 2016
John A. Edwardson

/s/ MARVIN R. ELLISON *	Director	July 18, 2016
Marvin R. Ellison

/s/ JOHN C. INGLIS *	Director	July 18, 2016
John C. Inglis

/s/ KIMBERLY A. JABAL *	Director	July 18, 2016
Kimberly A. Jabal

Signature	Capacity	Date

/s/ SHIRLEY ANN JACKSON *	Director	July 18, 2016
Shirley Ann Jackson

/s/ GARY W. LOVEMAN *	Director	July 18, 2016
Gary W. Loveman

/s/ R. BRAD MARTIN *	Director	July 18, 2016
R. Brad Martin

/s/ JOSHUA COOPER RAMO *	Director	July 18, 2016
Joshua Cooper Ramo

/s/ SUSAN C. SCHWAB *	Director	July 18, 2016
Susan C. Schwab

/s/ DAVID P. STEINER *	Director	July 18, 2016
David P. Steiner

/s/ PAUL S. WALSH *	Director	July 18, 2016
Paul S. Walsh

*By: /s/ JOHN L. MERINO		July 18, 2016
John L. Merino
Attorney-in-Fact

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Corporation (“FedEx”) Annual Report on Form 10-K (“Annual Report”) consists of the following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies and practices and the transactions that underlie our financial results. The following MD&A describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1: Business” and our detailed discussion of risk factors included in this MD&A.

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2016 results compared to 2015 results, and 2015 results compared to 2014 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2017.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2017) for each of our transportation segments.

•

Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows and our financial commitments.

•

Critical accounting estimates discusses those financial statement elements that we believe are most important to understanding the material judgments and assumptions incorporated in our financial results.

•	We conclude with a discussion of risks and uncertainties that may impact our financial condition and operating results.

DESCRIPTION OF BUSINESS

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; TNT Express B.V., formerly TNT Express N.V. (“TNT Express”), an international express, small-package ground delivery and freight transportation company that was acquired near the end of our 2016 fourth quarter; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion and refer to “Item 1: Business” for a more detailed description of each of our operating companies.

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

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, legal reserves, professional fees and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2016 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express group, including the FedEx Express and TNT Express reportable segments, the FedEx Ground segment and the FedEx Freight segment. Because TNT Express was acquired so late in 2016, its financial results are immaterial and are included in “Eliminations, corporate and other.” In 2017, TNT Express’s results will be disclosed as a reportable segment and combined with the FedEx Express reportable segment in a new reporting structure referred to as the FedEx Express Group. This reporting structure will continue throughout the integration of the TNT Express and FedEx Express businesses. Once these businesses are integrated, our segment reporting structure could change based on how we are operating, managing and assessing the performance of the integrated businesses.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31.

				Percent Change
	2016(4)	2015	2014	2016/2015		2015/2014
Consolidated revenues	$50,365	$47,453	$45,567	6		4

FedEx Express Segment operating income(1)	2,519	1,584	1,428	59		11

FedEx Ground Segment operating income	2,276	2,172	2,021	5		7

FedEx Freight Segment operating income	426	484	351	(12)		38

Eliminations, corporate and other(2)(3)	(2,144)	(2,373)	15	10		NM

Consolidated operating income(3)	3,077	1,867	3,815	65		(51)

FedEx Express Segment operating margin(1)	9.5%	5.8%	5.3%	370	bp	50	bp

FedEx Ground Segment operating margin	13.7%	16.7%	17.4%	(300	)bp	(70	)bp

FedEx Freight Segment operating margin	6.9%	7.8%	6.1%	(90	)bp	170	bp

Consolidated operating margin(2)(3)	6.1%	3.9%	8.4%	220	bp	(450	)bp

Consolidated net income(3)	$1,820	$1,050	$2,324	73		(55)

Diluted earnings per share	$6.51	$3.65	$7.48	78		(51)

The following table shows changes in revenues and operating income by reportable segment for 2016 compared to 2015, and 2015 compared to 2014 (in millions).

	Year-over-Year Changes
	Revenues		Operating Income
	2016/2015	2015/2014	2016/2015(4)	2015/2014
FedEx Express segment(1)	$(788)	$118	$935	$156
FedEx Ground segment	3,590	1,367	104	151
FedEx Freight segment	9	434	(58)	133
FedEx Services segment	48	9	—	—
Eliminations, corporate and other(2)(3)	53	(42)	229	(2,388)

	$2,912	$1,886	$1,210	$(1,948)

(1)

FedEx Express segment 2015 expenses include impairment and related charges of $276 million resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

(2)

Operating income includes a loss of $1.5 billion in 2016, $2.2 billion in 2015 and $15 million in 2014 associated with our mark-to-market pension accounting further discussed in Note 13 of the accompanying consolidated financial statements.

(3)

Operating income in 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a U.S. Customs and Border Protection notice of action in the amount of $69 million, in each case net of recognized immaterial insurance recovery. 2015 operating income includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement, which is further discussed in Note 18 of the accompanying consolidated financial statements.

(4)

Includes transaction, financing and integration planning expenses related to our TNT Express acquisition, as well as immaterial financial results of TNT Express from the date of acquisition, aggregating $132 million during 2016. These expenses are predominantly included in “Eliminations, corporate and other.”

Overview

Our results for 2016 include a $1.5 billion loss ($946 million, net of tax, or $3.39 per diluted share) associated with our fourth quarter mark-to-market (or MTM) benefit plans adjustment. Our 2016 results also include provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground for $256 million, net of recognized insurance recovery ($158 million, net of tax, or $0.57 per diluted share) and expenses related to the settlement of a U.S. Customs and Border Protection (“CBP”) notice of action regarding uncollected duties and merchandising processing fees in the amount of $69 million, net of recognized insurance recovery ($43 million, net of tax, or $0.15 per diluted share). These items are included in “Eliminations, corporate and other” and are further described below in this MD&A.

We acquired TNT Express on May 25, 2016. We incurred transaction, financing and integration planning expenses related to this acquisition of $132 million ($125 million, net of tax, or $0.45 per diluted share) in 2016, which includes the impact of certain costs not deductible for tax purposes as a result of the acquisition. These expenses also include TNT Express’s financial results from the time of acquisition, which are immaterial, and are predominantly included in “Eliminations, corporate and other” in 2016.

During 2016, a favorable tax impact from an internal corporate restructuring to facilitate the integration of FedEx Express and TNT Express was recorded in the amount of $76 million (or $0.27 per diluted share). See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements for more information.

Our 2016 results benefited from higher operating income at FedEx Express as our profit improvement program that commenced in 2013 continued to constrain expense growth while improving revenue quality, and the positive net impact of fuel. Two additional operating days benefited all our transportation segments in 2016. These factors were partially offset by lower than anticipated revenue at FedEx Freight, and network expansion costs, higher self-insurance expenses and increased purchased transportation rates at FedEx Ground. In addition, higher incentive compensation accruals, which were not impacted by the charges and credits described above, negatively impacted our overall results.

In 2016, we repurchased an aggregate of $2.7 billion of our common stock through open market purchases. See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements.

Our results for 2015 include a $2.2 billion loss ($1.4 billion, net of tax, or $4.81 per diluted share) associated with our fourth quarter mark-to-market benefit plans adjustment. In addition, we recorded impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) associated with aircraft and engine retirements at FedEx Express, and a $197 million ($133 million, net of tax, or $0.46 per diluted share) charge in the fourth quarter to increase the legal reserve associated with the settlement of an independent contractor litigation matter at FedEx Ground. While these charges significantly impacted our consolidated results, each of our transportation segments had strong performance during 2015. All of our transportation segments experienced higher volumes, coupled with improved yields at FedEx Ground and FedEx Freight. In addition, our results benefited from our profit improvement program commenced in 2013, the positive net impact of fuel, and a lower year-over-year impact from severe winter weather. Our 2015 results include higher maintenance expense, primarily due to the timing of aircraft maintenance events at FedEx Express, and higher incentive compensation accruals, which were not affected by the mark-to-market accounting adoption, the aircraft impairment or the legal reserve adjustment described above.

In 2015, we repurchased an aggregate of $1.3 billion of our common stock through open market purchases.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	International domestic average daily package volume represents our international intra-country operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$15.00
$14.00
$17.33
$17.42
$17.13
$17.00
2013
2014
2015
2016

FedEx Express
International
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$58.72
$58.92
$57.50
$54.16
$6.99
$6.95
$6.49
$5.65
2013
2014
2015
2016
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$9.00
$8.00
$7.00
$6.00
$5.00
$6.60
$6.75
$7.16
$7.80
2013
2014
2015
2016

FedEx Freight
LTL Revenue per Shipment
$250.00
$240.00
$230.00
$220.00
$231.52
$234.23
$240.09
$232.11
2013
2014
2015
2016

Revenue

Revenues increased 6% in 2016 driven by the FedEx Ground segment due to volume growth in our residential services coupled with rate increases, and the inclusion of GENCO Distribution System, Inc. (“GENCO”) revenue for a full year. In addition, revenues increased approximately $1.2 billion in 2016 as a result of recording FedEx SmartPost service revenues on a gross basis, versus our previous net treatment, as further discussed in this MD&A and in Note 1 of the accompanying consolidated financial statements. Lower fuel surcharges had a significant negative impact on revenues at all of our transportation segments in 2016. Unfavorable exchange rates also negatively impacted revenues at FedEx Express in 2016. Two additional operating days benefited revenues at all our transportation segments in 2016.

Revenues increased 4% in 2015 due to improved performance at all our transportation segments. At FedEx Ground, revenues increased 12% in 2015 due to higher volume from continued growth in both our FedEx Home Delivery service and commercial business, the inclusion of GENCO results from the date of acquisition and increased yields. At FedEx Freight, revenues increased 8% in 2015 primarily due to higher average daily shipments and revenue per shipment. Revenues at FedEx Express were flat during 2015, as U.S. domestic and international package volume growth was offset by lower fuel surcharges and the negative impact of exchange rates.

Retirement Plans MTM Adjustments

We incurred noncash pre-tax mark-to-market losses of $1.5 billion in 2016 ($946 million, net of tax, or $3.39 per diluted share), $2.2 billion in 2015 ($1.4 billion, net of tax, or $4.81 per diluted share) and $15 million in 2014 ($9 million, net of tax, or $0.03 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. For more information see further discussion in the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2016		2015		2014
Operating expenses:
Salaries and employee benefits	$18,581		$17,110		$16,171
Purchased transportation	9,966		8,483		8,011
Rentals and landing fees	2,854		2,682		2,622
Depreciation and amortization	2,631		2,611		2,587
Fuel	2,399		3,720		4,557
Maintenance and repairs	2,108		2,099		1,862
Impairment and other charges	—		276	(1)	—
Retirement plans mark-to-market adjustment	1,498		2,190		15
Other	7,251	(2)	6,415	(3)	5,927

Total operating expenses	$47,288		$45,586		$41,752

Total operating income	$3,077		$1,867		$3,815

	Percent of Revenue
	2016		2015		2014
Operating expenses:
Salaries and employee benefits	36.9%		36.1%		35.5%
Purchased transportation	19.8		17.9		17.6
Rentals and landing fees	5.7		5.7		5.7
Depreciation and amortization	5.2		5.5		5.7
Fuel	4.7		7.8		10.0
Maintenance and repairs	4.2		4.4		4.1
Impairment and other charges	—		0.6	(1)	—
Retirement plans mark-to-market adjustment	3.0		4.6		—
Other	14.4	(2)	13.5	(3)	13.0

Total operating expenses	93.9		96.1		91.6

Operating margin	6.1%		3.9%		8.4%

(1)	Includes charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express.

(2)

Includes provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground for $256 million, and $69 million in expenses related to the settlement of a CBP notice of action, in each case net of recognized immaterial insurance recovery.

(3)	Includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

Our operating expenses for 2016 include a $1.5 billion loss ($946 million, net of tax) associated with our annual MTM adjustment described above. In addition, we recorded corporate level provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground and the settlement of the CBP matter and expenses related to our acquisition of TNT Express as described above. Operating expenses also increased due to higher salaries and employee benefits at FedEx Freight, and higher purchased transportation expenses due to the recording of FedEx SmartPost revenues on a gross basis, network expansion costs, higher self-insurance expenses and increased purchased transportation rates at FedEx Ground. In addition, higher incentive compensation accruals impacted our overall operating expenses.

Our operating margin benefited from the reduced year-over-year loss from our MTM adjustment, the strong performance of our FedEx Express segment due to the continued execution of our profit improvement program and the positive net impact of fuel (as further described below). However, operating margin was negatively impacted in 2016 by higher salaries and employee benefits at FedEx Freight, and network expansion costs, higher self-insurance expenses and the recording of FedEx SmartPost revenues on a gross basis at FedEx Ground, transaction and integration planning expenses related to our TNT Express acquisition, and higher incentive compensation accruals.

Our operating expenses included an increase in purchased transportation costs of 17% in 2016 due to the recording of FedEx SmartPost service revenues on a gross basis (including postal fees in revenues and expenses) and higher volumes and increased rates at FedEx Ground. Salaries and employee benefits expense increased 9% in 2016 due to the inclusion of GENCO results for a full year, pay initiatives coupled with increased staffing at FedEx Freight, higher healthcare costs and higher incentive compensation accruals. Other expenses were 13% higher in 2016 due to the inclusion of GENCO results for a full year, higher self-insurance costs at FedEx Ground and the CBP matter described above. Rentals and landing fees increased 6% in 2016 due to network expansion and the inclusion of GENCO results for a full year at FedEx Ground. Retirement plans mark-to-market adjustment expenses decreased 32% in 2016, as favorable demographic assumption experience partially offset the actuarial loss on pension plan asset returns in 2016.

Our operating expenses for 2015 included a $2.2 billion loss ($1.4 billion, net of tax) associated with our mark-to-market pension accounting as described above. In addition, we recorded charges of $276 million ($175 million, net of tax) associated with the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express, and a $197 million ($133 million, net of tax) charge in the fourth quarter to increase the reserve associated with the settlement of an independent contractor proceeding at FedEx Ground to the amount of the settlement. Our 2015 operating expenses also increased primarily due to volume-related growth in salaries and employee benefits and purchased transportation expenses, higher maintenance and repairs expense and higher incentive compensation accruals. However, operating margin benefited from revenue growth, our profit improvement program, which we commenced in 2013, the net impact of fuel (as further described below) and a lower year-over-year impact from severe winter weather.

Operating expenses included an increase in salaries and employee benefits expense of 6% in 2015 due to the timing of merit increases for many of our employees at FedEx Express, additional staffing to support volume growth and higher incentive compensation accruals. These factors were partially offset by the positive impact of our voluntary buyout program completed in 2014. Other expenses were driven 8% higher in 2015 due to the legal reserve increase discussed above and the inclusion of GENCO results. Purchased transportation costs increased 6% in 2015 due to volume growth and higher service provider rates at FedEx Ground and volume growth, higher utilization and higher service provider rates at FedEx Freight. The timing of aircraft maintenance events at FedEx Express primarily drove an increase in maintenance and repairs expense of 13% in 2015.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense decreased 36% during 2016 primarily due to lower aircraft fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2016, 2015 and 2014 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in May 2016 was set based on March 2016 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On November 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express, FedEx Ground and FedEx Freight.

The net impact of fuel had a modest benefit to operating income in 2016. This was driven by decreased fuel prices during 2016 versus the prior year, which was partially offset by the year-over-year decrease in fuel surcharge revenue during these periods.

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

Fuel expense decreased 18% during 2015 primarily due to lower aircraft fuel prices. The net impact of fuel had a significant benefit to operating income in 2015. This was driven by decreased fuel prices during 2015 versus the prior year, which was slightly offset by the year-over-year decrease in fuel surcharge revenue during these periods.

Interest Expense

Interest expense increased $101 million in 2016 primarily due to increased interest expense from our 2016 and 2015 debt offerings used to fund our share repurchase programs and business acquisitions. Interest expense increased $75 million in 2015 primarily due to increased interest expense from our January 2015 debt offering and January 2014 debt offering.

Income Taxes

Our effective tax rate was 33.6% in 2016, 35.5% in 2015 and 36.5% in 2014. Due to its effect on income before income taxes, the adjustment for MTM accounting reduced our 2016 effective tax rate by 120 basis points and our 2015 effective tax rate by 80 basis points, and increased our effective tax rate by 20 basis points in 2014. Our 2016 tax rate was favorably impacted by $76 million from an internal corporate restructuring done in anticipation of the integration of the foreign operations of FedEx Express and TNT Express. As part of this restructuring, our Canadian subsidiary made distributions to our U.S. operations which resulted in the recognition of U.S. foreign tax credits in excess of the U.S. taxes incurred from the distributions. This favorable impact was partially offset by a $40 million tax expense attributable to non-deductible expenses incurred as part of the TNT Express acquisition. Our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided a benefit of approximately $48 million to our 2016 provision for income taxes. Cumulative permanently reinvested foreign earnings were $1.6 billion at the end of 2016 and $1.9 billion at the end of 2015. The 2016 reduction in our permanently reinvested earnings was due to the internal corporate restructuring discussed above.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and our global tax profile can be found in Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of May 31, 2016, $287 million of shares associated with the transaction remained untendered, the majority of which were tendered subsequent to May 31, 2016, and are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. TNT Express’s financial results are immaterial from the time of acquisition and are included in “Eliminations, corporate and other.”

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and our strength in other regions globally, including North America and Asia.

Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. We will complete our purchase price allocation no later than the fourth quarter of 2017.

For more information and a presentation of unaudited pro forma consolidated results, see Note 3 of the accompanying consolidated financial statements. The accounting literature establishes guidelines regarding the presentation of this unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2015. Furthermore, this unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of FedEx.

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

In addition, on December 16, 2014, we acquired Bongo International, LLC, now FedEx CrossBorder, LLC (“FedEx CrossBorder”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

In 2014, we expanded the international service offerings of FedEx Express by acquiring businesses operated by our previous service provider, Supaswift (Pty) Ltd. (“Supaswift”), in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of these businesses are included in the FedEx Express segment from their respective date of acquisition.

The financial results of the GENCO, FedEx CrossBorder and Supaswift businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

Profit Improvement Programs

During 2013, we announced profit improvement programs primarily through initiatives at FedEx Express and FedEx Services targeting annual profitability improvement of $1.6 billion at FedEx Express.

During 2014, we completed a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 3,600 employees left the company. Payments under this program, which were related primarily to employee severance, were made at the time of departure and totaled approximately $300 million in 2014.

In 2015, we continued to make progress in achieving our profit improvement goals. FedEx Express improved operating income by approximately 70% from 2013 with essentially flat revenue during the three-year period. FedEx Services reduced its total expenses while investing in major information technology transformation projects.

We exited 2016 having achieved our profit improvement goals with a run rate of $1.6 billion of additional operating profit from the then 2013 base business. FedEx Express has improved operating income by approximately 170% from 2013, despite lower fuel surcharges and unfavorable exchange rates driving flat to declining revenue during the four-year period. FedEx Services has reduced its total expenses while investing in major information technology transformation projects. In addition, our incentive compensation programs have been gradually reinstated so that 2017 business plan objectives will represent more fully funded compensation targets. While this program is completed, assuming continued modest growth in the U.S. and global economies, profitability and productivity are expected to continue to increase for years to come as we further leverage the benefits of these initiatives and fully integrate our recent business acquisitions.

Outlook

During 2017, we expect improvements in the performance of all our transportation segments to drive revenue and earnings growth, excluding any year-end MTM adjustment and TNT Express financial results, integration expenses and financing costs. Although our profit improvement programs noted above are completed, we expect these programs to continue to constrain expense growth while improving revenue quality during 2017. Segment level pension expense for 2017 is expected to be comparable to 2016 levels. Continued moderate global economic growth is anticipated to drive volume and yield improvements. Our expectations for earnings growth in 2017 are dependent on key external factors, including fuel prices and global economic conditions.

Due to our recent acquisition of TNT Express, 2017 will be a year of intensive integration activities and investments. However, the timing and amount of integration activities and costs will be subject to change as information is validated and integration and operating plans are refined. While integration planning teams have been working for months to prepare for post-closing activities, up until May 25, 2016, we were competitors with TNT Express and therefore, access to key customer, financial and operational data was limited under competition laws and regulations. Furthermore, TNT Express is undergoing a large restructuring and turnaround program called Outlook, which includes incurring certain restructuring charges in 2017. As a result, we anticipate TNT Express will not be accretive to earnings until 2018. Longer term, we anticipate this transaction will generate substantial improvements in revenue and earnings and reduce our effective tax rate due to increased international earnings.

Our capital expenditures for 2017 are expected to approximate $5.6 billion, largely for continued expansion of the FedEx Ground network and additional aircraft deliveries in 2017 to support our fleet modernization program at FedEx Express. This capital expenditure forecast includes TNT Express. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investments and are balanced with our outlook for global economic conditions. For additional details on key 2017 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

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

In the third quarter of 2016, FedEx Ground announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network. To date, service providers in 24 states are operating under, or transitioning to, the ISP model. The transition to the ISP model in the remaining 26 states is expected to be completed by 2020. The costs associated with these transitions will be recognized in the quarter incurred and are not expected to be material.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

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

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance had minimal impact on our accounting and financial reporting, and we chose to early adopt on a retrospective basis in the fourth quarter of 2016.

In May 2015, the FASB issued an Accounting Standards Update that removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. This new guidance is effective for entities for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. We elected to early adopt this standard, which impacted our fair value disclosures related to retirement benefit plan investments in Note 13 of the accompanying consolidated financial statements but did not otherwise impact our financial statements.

In March 2016, the FASB issued an Accounting Standards Update to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We are currently evaluating the impact of this new standard on our financial reporting. These changes will be effective for our fiscal year beginning June 1, 2017 (fiscal 2018).

We believe that no other new accounting guidance was adopted or issued during 2016 that is relevant to the readers of our financial statements.

REPORTABLE SEGMENTS

FedEx Express, TNT Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Group:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (air and ocean freight forwarding, customs brokerage and cross-border enablement technology and solutions)
FedEx SupplyChain Systems (logistics services)

TNT Express Segment	TNT Express (international express transportation, small-package ground delivery and freight transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
GENCO (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. The year-over-year decrease in these costs was driven by a lower mark-to-market benefit plans adjustment. Also, 2015 includes benefits of approximately $266 million as a result of our change in recognizing expected return on plan assets (“EROA”) for our defined benefit pension and postretirement healthcare plans at the segment level described further below, which had no impact at the consolidated level. In addition, transaction and integration planning expenses related to our TNT Express acquisition and the settlement of the CBP notice of action described above increased these costs in 2016.

In 2015, we changed our method of accounting for our defined benefit pension and postretirement healthcare plans to immediately recognize actuarial gains and losses resulting from the remeasurement of these plans in earnings in the fourth quarter of each fiscal year through our MTM accounting as described in Note 1 and Note 13 of the accompanying consolidated financial statements. FedEx’s segment operating results follow internal management reporting, which is used for making operating decisions and assessing performance. Historically, total net periodic benefit cost was allocated to each segment. We continue to record service cost, interest cost and EROA at the business segments as well as an allocation from FedEx Services of their comparable costs. Annual recognition of actuarial gains and losses are reflected in our segment results only at the corporate level. Additionally, although the actual asset returns are recognized in each fiscal year through a MTM adjustment, we continue to recognize an EROA in the determination of net pension cost on an interim basis. At the segment level, we set our EROA at 6.5% for all periods presented, which equals our consolidated EROA assumption in 2016. In fiscal years where the consolidated EROA is greater than 6.5%, that difference is reflected as a credit in “Eliminations, corporate and other.”

FEDEX EXPRESS GROUP

On May 25, 2016, we acquired TNT Express. TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. Its services are primarily classified by the speed, distance, weight and size of consignments. Whereas the majority of its shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. The impact of TNT Express’s results are immaterial to the FedEx Express Group from the time of acquisition and are included in “Eliminations, corporate and other.”

In 2017, we will combine the results of the FedEx Express and TNT Express segments to create a collective FedEx Express Group. During the integration process, we anticipate these segments will each continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions. However, they are being combined for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparison purposes. In 2017, the full-year impact of the TNT Express acquisition is expected to have a negative impact on operating margin due to integration costs and the impact of intangible asset amortization.

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

				Percent Change
	2016	2015	2014	2016/2015		2015/2014
Revenues:
Package:
U.S. overnight box	$6,763	$6,704	$6,555	1		2
U.S. overnight envelope	1,662	1,629	1,636	2		—
U.S. deferred	3,379	3,342	3,188	1		5

Total U.S. domestic package revenue	11,804	11,675	11,379	1		3
International priority	5,697	6,251	6,451	(9)		(3)
International economy	2,282	2,301	2,229	(1)		3

Total international export package revenue	7,979	8,552	8,680	(7)		(1)
International domestic(1)	1,285	1,406	1,446	(9)		(3)

Total package revenue	21,068	21,633	21,505	(3)		1
Freight:
U.S.	2,481	2,300	2,355	8		(2)
International priority	1,384	1,588	1,594	(13)		—
International airfreight	126	180	205	(30)		(12)

Total freight revenue	3,991	4,068	4,154	(2)		(2)
Other(2)	1,392	1,538	1,462	(9)		5

Total revenues	26,451	27,239	27,121	(3)		—
Operating expenses:
Salaries and employee benefits	10,240	10,104	9,797	1		3
Purchased transportation	2,301	2,544	2,511	(10)		1
Rentals and landing fees	1,688	1,693	1,705	—		(1)
Depreciation and amortization	1,385	1,460	1,488	(5)		(2)
Fuel	2,023	3,199	3,943	(37)		(19)
Maintenance and repairs	1,294	1,357	1,182	(5)		15
Impairment and other charges(3)	—	276	—	NM		NM
Intercompany charges	1,846	1,842	1,888	—		(2)
Other	3,155	3,180	3,179	(1)		—

Total operating expenses	23,932	25,655	25,693	(7)		—

Operating income	$2,519	$1,584	$1,428	59		11

Operating margin	9.5%	5.8%	5.3%	370	bp	50	bp

	Percent of Revenue
	2016	2015	2014
Operating expenses:
Salaries and employee benefits	38.7%	37.1%	36.1%
Purchased transportation	8.7	9.3	9.3
Rentals and landing fees	6.4	6.2	6.3
Depreciation and amortization	5.2	5.4	5.5
Fuel	7.7	11.7	14.5
Maintenance and repairs	4.9	5.0	4.4
Impairment and other charges(3)	—	1.0	—
Intercompany charges	7.0	6.8	6.9
Other	11.9	11.7	11.7

Total operating expenses	90.5	94.2	94.7

Operating margin	9.5%	5.8%	5.3%

(1)	International domestic revenues represent our international intra-country operations.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)	2015 includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2016	2015	2014	2016/2015	2015/2014
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,271	1,240	1,164	3	7
U.S. overnight envelope	541	527	538	3	(2)
U.S. deferred	901	916	869	(2)	5

Total U.S. domestic ADV	2,713	2,683	2,571	1	4
International priority	394	410	410	(4)	—
International economy	181	176	170	3	4

Total international export ADV	575	586	580	(2)	1
International domestic(2)	888	853	819	4	4

Total ADV	4,176	4,122	3,970	1	4

Revenue per package (yield):
U.S. overnight box	$20.79	$21.29	$22.18	(2)	(4)
U.S. overnight envelope	11.99	12.15	11.97	(1)	2
U.S. deferred	14.66	14.36	14.44	2	(1)
U.S. domestic composite	17.00	17.13	17.42	(1)	(2)
International priority	56.47	60.05	61.88	(6)	(3)
International economy	49.15	51.54	51.75	(5)	—
International export composite	54.16	57.50	58.92	(6)	(2)
International domestic(2)	5.65	6.49	6.95	(13)	(7)
Composite package yield	19.71	20.66	21.32	(5)	(3)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,178	7,833	7,854	4	—
International priority	2,510	2,887	2,922	(13)	(1)
International airfreight	623	684	798	(9)	(14)

Total average daily freight pounds	11,311	11,404	11,574	(1)	(1)

Revenue per pound (yield):
U.S.	$1.19	$1.16	$1.18	3	(2)
International priority	2.15	2.17	2.15	(1)	1
International airfreight	0.79	1.04	1.01	(24)	3
Composite freight yield	1.38	1.40	1.41	(1)	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 3% in 2016 primarily due to lower fuel surcharges and unfavorable exchange rates, which were partially offset by improved U.S. domestic and international export yield management and U.S. domestic volume and pounds growth. Two additional operating days also benefited revenues in 2016.

During 2016, lower fuel surcharges resulted in decreased package and freight yields. Unfavorable exchange rates also contributed to the decrease in international package and freight yields. Higher base rates partially offset the yield decrease for our U.S. domestic package, international export and freight services. U.S. domestic volumes increased 1% in 2016 driven by our overnight service offerings. International domestic revenues declined 9% in 2016 due to the negative impact of unfavorable exchange rates, which were partially offset by increased volumes.

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

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2016	2015	2014
U.S. Domestic and Outbound Fuel Surcharge:
Low	—%	1.50%	8.00%
High	4.00	9.50	10.50
Weighted-average	1.84	6.34	9.47

International Fuel Surcharges:
Low	—	0.50	12.00
High	12.00	18.00	19.00
Weighted-average	6.09	12.80	16.26

On January 4, 2016 and January 5, 2015, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In addition, effective November 2, 2015 and February 2, 2015, FedEx Express updated certain tables used to determine fuel surcharges.

FedEx Express Segment Operating Income

FedEx Express operating income and operating margin increased despite lower revenues in 2016. This increase was primarily driven by profit improvement program initiatives, which continued to constrain expense growth while improving revenue quality, the positive net impact of fuel and lower international expenses due to currency exchange rates. Also, operating income benefited from two additional operating days in 2016. Results for 2015 were negatively impacted by $276 million ($175 million, net of tax) of impairment and related charges, of which $246 million was noncash, resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

Salaries and employee benefits increased 1% in 2016 due to merit increases and higher incentive compensation accruals, which were partially offset by a favorable exchange rate impact. Purchased transportation decreased 10% in 2016 driven primarily by a favorable exchange rate impact. Accelerated aircraft retirements during 2015 caused depreciation and amortization expense to decrease 5% in 2016. Maintenance and repairs expense decreased 5% in 2016 primarily due to the timing of aircraft maintenance events.

Fuel expense decreased 37% in 2016 due to lower aircraft fuel prices. The net impact of fuel had a significant benefit to operating income in 2016. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

FedEx Express Group Outlook

Revenues and earnings are expected to increase at FedEx Express during 2017. We expect revenues to increase primarily due to improved international export and U.S. domestic volume and package yields during 2017, as we continue to focus on revenue quality while managing costs. Although our profit improvement programs announced in 2013 are completed, we expect operating income to improve through our continued execution of these programs, including managing network capacity to match customer demand, reducing structural costs, modernizing our fleet and driving productivity increases throughout our U.S. and international operations. These benefits will be partially offset in 2017 by higher maintenance expense due to the timing of aircraft maintenance events.

Capital expenditures at FedEx Express are expected to be essentially flat in 2017, excluding TNT Express expenditures, which are further discussed below, but will continue to be driven by our aircraft fleet modernization programs, as we add new aircraft that are more reliable, fuel-efficient and technologically advanced and retire older, less-efficient aircraft.

We plan to complete our purchase price allocation for TNT Express no later than the fourth quarter of 2017. Given the timing and complexity of this acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly.

We will also begin operational integration activities focused on combining TNT Express’s strong European capabilities and FedEx Express’s strength in other regions globally, including North America and Asia. Prior to our acquisition, TNT Express announced their Outlook strategy aimed at doubling their adjusted operating income and margin percentage by calendar 2018. This program includes various initiatives focused on yield management, improved operational efficiency and productivity and improved customer service. We plan to continue these initiatives in 2017, although integration activities may affect the execution of some of these initiatives.

We expect TNT Express earnings in 2017 to be negatively impacted by integration expenses and intangible asset amortization, which will more than offset the benefits of the Outlook programs.

Capital expenditures at TNT Express are expected to be approximately $400 million during 2017 as we continue the Outlook program and invest in projects related to the modernization of IT systems and optimization of hubs and networks. Capital expenditures for 2017 will also include integration-related investments.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. On August 31, 2015, our FedEx SmartPost business was merged into FedEx Ground. The FedEx SmartPost service remains an important component of our FedEx Ground service offerings; however, for presentation purposes, FedEx SmartPost service revenues and operating statistics have been combined with our FedEx Ground service offerings. Also, on June 1, 2015, we prospectively began recording revenues associated with the FedEx SmartPost service on a gross basis and including postal fees in revenues and expenses, versus our previous net treatment, due to operational changes that occurred in 2016, which resulted in us being the principal in all cases for the FedEx SmartPost service. On January 30, 2015, we acquired GENCO, a leading North American third-party logistics provider. GENCO’s financial results are included in the following table from the date of acquisition, which has impacted the year-over-year comparability of revenue and operating expenses. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income and operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2016	2015	2014	2016/2015		2015/2014
Revenues:
FedEx Ground	$15,050	$12,568	$11,617	20		8
GENCO	1,524	416	—	NM		NM

Total revenues	16,574	12,984	11,617	28		12
Operating expenses:
Salaries and employee benefits	2,834	2,146	1,749	32		23
Purchased transportation	6,817	5,021	4,635	36		8
Rentals	639	485	402	32		21
Depreciation and amortization	608	530	468	15		13
Fuel	10	12	17	(17)		(29)
Maintenance and repairs	288	244	222	18		10
Intercompany charges	1,230	1,123	1,095	10		3
Other	1,872	1,251	1,008	50		24

Total operating expenses	14,298	10,812	9,596	32		13

Operating income	$2,276	$2,172	$2,021	5		7

Operating margin	13.7%	16.7%	17.4%	(300	)bp	(70	)bp

Average daily package volume:
FedEx Ground	7,526	6,911	6,774	9		2

Revenue per package (yield):
FedEx Ground	$7.80	$7.16	$6.75	9		6

	Percent of Revenue
	2016	2015	2014
Operating expenses:
Salaries and employee benefits	17.1%	16.5%	15.0%
Purchased transportation	41.1	38.7	39.9
Rentals	3.9	3.7	3.5
Depreciation and amortization	3.7	4.1	4.0
Fuel	0.1	0.1	0.2
Maintenance and repairs	1.7	1.9	1.9
Intercompany charges	7.4	8.7	9.4
Other	11.3	9.6	8.7

Total operating expenses	86.3	83.3	82.6

Operating margin	13.7%	16.7%	17.4%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 28% in 2016 due to volume and yield growth at FedEx Ground and the inclusion of GENCO revenue for a full year, which were partially offset by lower fuel surcharges. Revenues increased approximately $1.2 billion in 2016 as a result of recording FedEx SmartPost revenues on a gross basis, versus our previous net treatment. In addition, revenues benefited from two additional operating days in 2016.

Average daily volume at FedEx Ground increased 9% in 2016 primarily due to continued growth in our residential services driven by e-commerce. FedEx Ground yield increased 9% in 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis, versus our previous net treatment, and increased base rates, which include additional dimensional weight charges. These factors were partially offset by lower fuel surcharges.

FedEx Ground segment revenues increased 12% in 2015 due to FedEx Ground volume and yield growth, the inclusion of GENCO results and FedEx SmartPost yield growth. These factors were partially offset by lower FedEx SmartPost volumes.

Average daily volume at FedEx Ground increased 2% in 2015 due to continued growth in our FedEx Home Delivery service and commercial business, which was partially offset by a reduction in FedEx SmartPost volumes from a major customer. Yield increased 6% in 2015 primarily due to higher dimensional weight charges and rate increases, which were partially offset by higher postage costs for FedEx SmartPost services. During 2015, FedEx SmartPost service yield represented the amount charged to customers net of postage paid to the United States Postal Service (“USPS”). As stated above, on June 1, 2015, we prospectively began recording revenues associated with the FedEx SmartPost service on a gross basis and including postal fees in revenues and expenses.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2016	2015	2014
Low	2.75%	4.50%	6.50%
High	4.50	7.00	7.00
Weighted-average	3.82	5.90	6.66

On January 4, 2016 and January 5, 2015, FedEx Ground implemented a 4.9% increase in average list price. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Ground began applying dimensional weight pricing to all shipments.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 5% in 2016 due to higher volumes and increased yield, as well as the benefit from two additional operating days. These factors were partially offset by network expansion costs, higher self-insurance expenses and increased purchased transportation rates.

Operating margin decreased in 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis (including postal fees in revenues and expenses), the inclusion of GENCO results for a full year, and higher self-insurance expenses. The change in FedEx SmartPost revenue recognition and the inclusion of GENCO collectively decreased operating margin by 190 basis points in 2016.

The inclusion of GENCO in the FedEx Ground segment results for a full year has impacted the year-over-year comparability of all operating expenses. Along with incremental costs from GENCO, purchased transportation expense increased 36% in 2016 due to the recording of FedEx SmartPost revenues on a gross basis, as further discussed in this MD&A, and higher volumes and increased rates. Salaries and employee benefits expense increased 32% in 2016 due to the inclusion of GENCO results, additional staffing to support volume growth and higher healthcare costs. Other expenses increased 50% in 2016 primarily due to the addition of GENCO results and higher self-insurance costs. Rentals expense increased 32% in 2016 due to network expansion and the inclusion of GENCO results. Depreciation and amortization expense increased 15% in 2016 due to network expansion and the inclusion of GENCO results.

FedEx Ground segment operating income increased 7% in 2015 driven by higher revenue per package and volumes, the positive net impact of fuel, and a lower year-over-year impact from severe winter weather. The increase to operating income was partially offset by higher network expansion costs, as we continued to invest heavily in our FedEx Ground and FedEx SmartPost businesses. The decline in operating margin for 2015 is primarily attributable to network expansion costs and the inclusion of GENCO results.

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

FedEx Ground Segment Outlook

We expect FedEx Ground segment revenues and operating income to increase in 2017, driven by e-commerce volume growth and market share gains. We also anticipate continued yield growth in 2017 due to yield management programs. Continued growth in e-commerce has led to higher volumes of larger shipments that cannot be processed in our automated sortation systems. Therefore, we are making investments to adjust our network to efficiently handle the larger packages, and we are adjusting our pricing to reflect the higher cost of handling these packages. However, we anticipate FedEx Ground operating margin will be negatively impacted by higher operating costs in 2017 due to network expansion and other operational costs resulting from higher residential service volumes driven by continued growth in e-commerce.

Capital expenditures at FedEx Ground are expected to increase in 2017 as we continue to make investments to grow our highly profitable FedEx Ground network through facility expansions and equipment purchases. The impact of these investments on our cost structure will continue to partially offset earnings growth in 2017.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority LTL services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected statistics for the years ended May 31:

				Percent Change
	2016	2015	2014	2016/2015		2015/2014
Revenues	$6,200	$6,191	$5,757	—		8
Operating expenses:
Salaries and employee benefits	2,925	2,698	2,442	8		10
Purchased transportation	962	1,045	981	(8)		7
Rentals	142	129	131	10		(2)
Depreciation and amortization	248	230	231	8		—
Fuel	363	508	595	(29)		(15)
Maintenance and repairs	206	201	179	2		12
Intercompany charges	456	444	431	3		3
Other	472	452	416	4		9

Total operating expenses	5,774	5,707	5,406	1		6

Operating income	$426	$484	$351	(12)		38

Operating margin	6.9%	7.8%	6.1%	(90	)bp	170	bp

Average daily LTL shipments (in thousands)
Priority	67.7	66.9	62.9	1		6
Economy	31.1	28.6	27.7	9		3

Total average daily LTL shipments	98.8	95.5	90.6	3		5

Weight per LTL shipment
Priority	1,191	1,272	1,262	(6)		1
Economy	1,145	1,003	1,000	14		—
Composite weight per LTL shipment	1,177	1,191	1,182	(1)		1

LTL revenue per shipment
Priority	$218.50	$229.57	$223.61	(5)		3
Economy	261.27	264.34	258.05	(1)		2
Composite LTL revenue per shipment	$232.11	$240.09	$234.23	(3)		3

LTL revenue per hundredweight
Priority	$18.35	$18.05	$17.73	2		2
Economy	22.81	26.34	25.80	(13)		2
Composite LTL revenue per hundredweight	$19.73	$20.15	$19.82	(2)		2

	Percent of Revenue
	2016	2015	2014
Operating expenses:
Salaries and employee benefits	47.2%	43.6%	42.4%
Purchased transportation	15.5	16.9	17.1
Rentals	2.3	2.1	2.3
Depreciation and amortization	4.0	3.7	4.0
Fuel	5.8	8.2	10.3
Maintenance and repairs	3.3	3.2	3.1
Intercompany charges	7.4	7.2	7.5
Other	7.6	7.3	7.2

Total operating expenses	93.1	92.2	93.9

Operating margin	6.9%	7.8%	6.1%

FedEx Freight Segment Revenues

FedEx Freight segment revenues were flat in 2016 as higher average daily shipments were offset by lower revenue per shipment. Average daily LTL shipments increased 3% in 2016 due to increased volume primarily related to small and mid-sized customers. LTL revenue per shipment decreased 3% in 2016 due to lower fuel surcharges and lower weight per shipment.

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

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2016	2015	2014
Low	18.50%	20.90%	22.70%
High	23.10	26.20	23.70
Weighted-average	20.60	24.30	23.20

On January 4, 2016, FedEx Freight implemented zone-based pricing on U.S. and other LTL shipping rates. Also, on January 4, 2016 and January 5, 2015, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On February 2, 2015, FedEx Freight updated the tables used to determine fuel surcharges.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin decreased in 2016 primarily due to salaries and employee benefits expense outpacing revenue growth, which was driven by weaker than anticipated industrial production. Within operating expenses, salaries and employee benefits increased 8% in 2016 due to pay initiatives and increased staffing levels for higher shipment volumes. Other expenses increased 4% in 2016 primarily due to higher insurance claims, a legal reserve, and higher operating supplies. Depreciation and amortization increased 8% in 2016 due to investments in transportation equipment. Rentals increased 10% in 2016 driven primarily by a charge related to a facility closure. Purchased transportation expense decreased 8% in 2016 due to lower rates and increased usage of lower cost rail transportation. Fuel expense decreased 29% in 2016 due to lower average price per gallon of diesel fuel. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight segment operating income and operating margin increased in 2015 due to higher LTL revenue per shipment and higher average daily LTL shipments. These factors were partially offset by a 10% increase in salaries and employee benefits expense, due to higher staffing to support volume growth and higher incentive compensation accruals. Volume growth, higher utilization and higher service provider rates drove an increase to purchased transportation expense of 7% in 2015. Other expense increased 9% in 2015 partially due to higher cargo claims.

FedEx Freight Segment Outlook

During 2017 we expect revenue, operating income and operating margin improvement driven by effective yield management as well as modest volume growth from small and mid-sized customers. FedEx Freight earnings are also expected to be positively impacted by improvement in productivity and further investments in technology.

Capital expenditures at FedEx Freight are expected to increase slightly in 2017 primarily due to investments in vehicles.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.5 billion at May 31, 2016, compared to $3.8 billion at May 31, 2015. The following table provides a summary of our cash flows for the years ended May 31 (in millions).

	2016	2015	2014
Operating activities:
Net income	$1,820	$1,050	$2,324
Impairment and other charges	—	246	—
Retirement plans mark-to-market adjustment	1,498	2,190	15
Other noncash charges and credits	2,927	2,317	3,173
Changes in assets and liabilities	(537)	(437)	(1,248)

Cash provided by operating activities	5,708	5,366	4,264

Investing activities:
Capital expenditures	(4,818)	(4,347)	(3,533)
Business acquisitions, net of cash acquired	(4,618)	(1,429)	(36)
Proceeds from asset dispositions and other	(10)	24	18

Cash used in investing activities	(9,446)	(5,752)	(3,551)

Financing activities:
Purchase of treasury stock	(2,722)	(1,254)	(4,857)
Principal payments on debt	(41)	(5)	(254)
Proceeds from debt issuances	6,519	2,491	1,997
Dividends paid	(277)	(227)	(187)
Other	132	344	582

Cash provided by (used in) financing activities	3,611	1,349	(2,719)
Effect of exchange rate changes on cash	(102)	(108)	(3)

Net (decrease) increase in cash and cash equivalents	$(229)	$855	$(2,009)

Cash and cash equivalents at end of period	$3,534	$3,763	$2,908

Cash Provided by Operating Activities. Cash flows from operating activities increased $342 million in 2016 primarily due to higher segment operating income at FedEx Express and lower tax payments due to bonus depreciation on aircraft purchases and other qualifying assets. During the fourth quarter of 2016, we defeased the underlying debt of certain leveraged operating leases, which was accounted for as a prepayment of the lease obligations that reduced our operating cash flows by $501 million.

Cash flows from operating activities increased $1.1 billion in 2015 primarily due to higher segment operating income, the inclusion in the prior year of payments associated with our voluntary employee buyout program and lower incentive compensation payments. We made contributions of $660 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in 2016, 2015 and 2014.

Cash Used in Investing Activities. Capital expenditures were 11% higher in 2016 largely due to increased spending for sort facility expansion at FedEx Ground, and were 23% higher in 2015 than in 2014 due to increased spending for aircraft at FedEx Express and sort facility expansion at FedEx Ground. See “Capital Resources” for a more detailed discussion of capital expenditures during 2016 and 2015.

Financing Activities. We had various senior unsecured debt issuances in 2016, 2015 and 2014. See Note 6 of the accompanying consolidated financial statements for more information on these issuances. Interest on our fixed-rate notes is paid semi-annually. Interest on our Euro fixed-rate notes is paid annually. Our floating-rate Euro senior notes bear interest at three-month

EURIBOR plus a spread of 55 basis points and resets quarterly. We utilized the net proceeds of our 2016 debt issuances for working capital and general corporate purposes, our acquisition of TNT Express, share repurchases and the redemption and the prepayment and defeasance of the underlying debt of certain leveraged operating leases. We utilized $1.4 billion of the net proceeds of the 2015 debt issuance to fund our acquisition of GENCO and the remaining proceeds for working capital and general corporate purposes. See Note 3 of the accompanying consolidated financial statements for further discussion of business acquisitions.

During 2014, we repaid our $250 million 7.38% senior unsecured notes that matured on January 15, 2014.

The effect of exchange rate changes on cash during 2016 and 2015 was impacted by the overall strengthening of the U.S. dollar primarily against the Brazilian real, the British pound, the Japanese yen, the Canadian dollar and the Mexican peso.

The following table provides a summary of our common stock share repurchases for the periods ended May 31 (dollars in millions, except per share amounts):

	2016			2015
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock purchases	18,225,000	$149.35	$2,722	8,142,410	$154.03	$1,254

In January 2016, the stock repurchase authorization announced in 2015 for 15 million shares was completed. On January 26, 2016, our Board of Directors approved a new share repurchase program of up to 25 million shares. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

From 2014 through 2016, we repurchased 63.2 million shares of FedEx common stock at an average price of $139.73 per share for a total of $8.8 billion. As of May 31, 2016, 19.0 million shares remained under the current share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2016	2015	2014	2016/2015	2015/2014
Aircraft and related equipment	$1,697	$1,866	$1,327	(9)	41
Facilities and sort equipment	1,691	1,224	819	38	49
Vehicles	730	601	784	21	(23)
Information and technology investments	396	348	403	14	(14)
Other equipment	304	308	200	(1)	54

Total capital expenditures	$4,818	$4,347	$3,533	11	23

FedEx Express segment	$2,356	$2,380	$1,994	(1)	19
FedEx Ground segment	1,597	1,248	850	28	47
FedEx Freight segment	433	337	325	28	4
FedEx Services segment	432	381	363	13	5
Other	—	1	1	NM	NM

Total capital expenditures	$4,818	$4,347	$3,533	11	23

Capital expenditures during 2016 were higher than the prior-year period primarily due to increased spending for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during 2016 included the delivery of 11 Boeing 767-300 Freighter (“B767F”) aircraft and two Boeing 777 Freighter (“B777F”) aircraft, as well as the modification of certain aircraft before being placed into service. Capital expenditures during 2015 were higher than the prior year primarily due to increased spending for aircraft at FedEx Express and increased spending for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during 2015 included the delivery of 14 B767F aircraft and 13 Boeing 757 aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $3.5 billion at May 31, 2016, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations and TNT Express integration expenses. Our cash and cash equivalents balance at May 31, 2016 includes $522 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.6 billion in 2017. We anticipate that our cash flow from operations will be sufficient to fund our increased capital expenditures in 2017, which will include spending for network expansion at FedEx Ground and aircraft modernization and re-fleeting at FedEx Express. This capital expenditure forecast includes TNT Express. We expect approximately 50% of capital expenditures in 2016 to be designated for growth initiatives, predominantly at FedEx Ground. Our expected capital expenditures for 2017 include $1.6 billion in investments for delivery of aircraft and progress payments toward future aircraft deliveries at FedEx Express.

We have several aircraft modernization programs underway that are supported by the purchase of B777F and B767F aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

In July 2015, FedEx Express entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. Four of the 50 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable FedEx Express to continue to improve the efficiency and reliability of its aircraft fleet. In September 2014, FedEx Express entered into an agreement to purchase four additional B767F aircraft, the delivery of which will begin in 2017 and continue through 2019.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On November 13, 2015, we replaced our revolving and letter of credit facilities with a new, single five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at May 31, 2016. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants of our revolving credit agreement, our access to financing could become limited. We do not expect to be at risk of noncompliance with the financial covenant or any other covenants of our revolving credit agreement. As of May 31, 2016, no commercial paper was outstanding. However, we had a total of $318 million in letters of credit outstanding at May 31, 2016, with $182 million of the letter of credit sublimit unused under our revolving credit facility.

For 2017, we anticipate making contributions totaling $1.0 billion (approximately $615 million of which are required) to our U.S. Pension Plans. Contributions to our U.S. Pension Plans are increasing in 2017 to cover increasing retiree benefit payments and to improve the funded status of our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

In December 2015, The Protecting Americans from Tax Hikes Act of 2015 (PATH Act) was passed into law. As a result, our current federal income taxes will be reduced due to the accelerated depreciation provisions on qualifying capital investments through December 31, 2019.

On June 6, 2016, our Board of Directors declared a quarterly dividend of $0.40 per share of common stock, an increase of $0.15 per common share from the prior quarter’s dividend. The dividend was paid on July 1, 2016 to stockholders of record as of the close of business on June 16, 2016. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” On March 15, 2016, Moody’s Investors Service lowered our unsecured debt credit rating of Baa1 to Baa2 and affirmed our commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2016. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2016. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2017	2018	2019	2020	2021	Thereafter	Total
Operating activities:
Operating leases	$2,475	$2,243	$1,953	$1,668	$1,451	$8,023	$17,813
Non-capital purchase obligations and other	577	396	260	192	119	100	1,644
Interest on long-term debt	491	497	496	434	422	8,233	10,573
Contributions to our U.S. Pension Plans	615	—	—	—	—	—	615

Investing activities:
Aircraft and aircraft-related capital commitments	1,212	1,770	1,563	1,620	1,476	4,240	11,881
Other capital purchase obligations	44	5	4	1	1	8	63

Financing activities:
Debt	3	3	1,311	961	—	11,577	13,855

Total	$5,417	$4,914	$5,587	$4,876	$3,469	$32,181	$56,444

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $17.8 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2016. Under the new lease accounting rules, the majority of these leases will be required to be recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($48 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

We had $413 million in deposits and progress payments as of May 31, 2016 on aircraft purchases and other planned aircraft-related transactions.

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

On June 10, 2016, FedEx Express exercised options to acquire six additional B767F aircraft for delivery in 2019 and 2020.

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

The TNT Express acquisition added a number of defined benefit pension plans to our retirement plans portfolio. The net funded status of these defined benefit pension plans is included in our disclosures as of May 31, 2016. The completion of the purchase accounting process to identify and value all of the defined benefit arrangements under accounting principles generally accepted in the United States may result in adjustment to the funded status of such plans during 2017.

We are required to record annual year-end adjustments to our financial statements for the net funded status of our pension and postretirement healthcare plans. The funded status of our plans also impacts our liquidity; however, the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes. As a result, our actual cash funding requirements can differ materially from our reported funded status.

The “Salaries and employee benefits” caption of our consolidated income statements includes expense associated with service, prior service and interest costs, the EROA and settlements and curtailments. Our fourth quarter MTM adjustment is included in the “Retirement plans mark-to-market adjustment” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2016	2015	2014
Defined benefit pension plans:
Segment level	$209	$222	$332
Eliminations, corporate and other	5	(263)	(233)

Total defined benefit pension plans	$214	$(41)	$99
Defined contribution plans	416	385	363
Postretirement healthcare plans	82	81	78
Retirement plans mark-to-market adjustment	1,498	2,190	15

	$2,210	$2,615	$555

The components of the pre-tax mark-to-market losses are as follows, in millions:

	2016	2015	2014
Actual versus expected return on assets	$1,285	$(35)	$(1,013)
Discount rate changes	1,129	791	705
Demographic assumption experience	(916)	1,434	323

Total mark-to-market loss	$1,498	$2,190	$15

2016

The actual rate of return on our U.S. Pension Plan assets of 1.2% was lower than our expected return of 6.50% primarily due to a challenging environment for global equities and other risk-seeking asset classes. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.38% at May 31, 2015 to 4.04% at May 31, 2016. The demographic assumption experience in 2016 reflects a change in disability rates and an increase in the average retirement age for U.S. pension and other postemployment benefit plans.

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

DISCOUNT RATE. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation or “PBO”) to their net present value and to determine the succeeding year’s ongoing pension expense (prior to any year-end MTM adjustment). The discount rate is determined each year at the plan measurement date. The discount rate at each measurement date was as follows:

Measurement Date	Discount Rate
5/31/2016	4.13%
5/31/2015	4.42
5/31/2014	4.60
5/31/2013	4.79

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

The discount rate assumption is highly sensitive. For our largest pension plan, at our May 31, 2016 measurement date, a 50-basis-point increase in the discount rate would have decreased our 2016 PBO by approximately $1.8 billion and a 50-basis-point decrease in the discount rate would have increased our 2016 PBO by approximately $2.0 billion. With the adoption of MTM accounting, the impact of changes in the discount rate on pension expense is predominantly isolated to our fourth quarter mark-to-market adjustment. A one-basis-point change in the discount rate for our largest pension plan would have a $38 million effect on the fourth quarter mark-to-market adjustment but only a net $200,000 impact on segment level pension expense.

PLAN ASSETS. The expected average rate of return on plan assets is a long-term, forward-looking assumption. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we follow a liability-driven investment strategy to better align plan assets with liabilities.

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

For consolidated pension expense, we assumed a 6.5% expected long-term rate of return on our U.S. Pension Plan assets in 2016 and 7.75% in 2015 and 2014. We lowered our EROA assumption in 2016 as we continued to implement our asset and liability management strategy. In lowering this assumption we considered our historical returns, our current capital markets outlook and our investment strategy for our plan assets, including the impact of the duration of our liabilities. Our actual return in 2016 was less than the expected return. Our actual returns in 2015 and 2014, however, exceeded those long-term assumptions. Our actual return on plan assets has contracted from 2015 due to lower than expected returns on public equities.

At the segment level, we set our EROA at 6.5% for all periods presented when we adopted MTM accounting in 2015. We record service cost, interest cost and EROA at the segment level, but our annual MTM adjustment and any difference between our consolidated EROA and our segment EROA are reflected only at the corporate level. This allows our segment operating results to follow internal management reporting, which is used for making operating decisions and assessing performance.

For our U.S. Pension Plans, a one basis-point change in our EROA impacts our 2017 segment pension expense by $2.3 million. The actual historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 6.9%, net of investment manager fees and administrative expenses, for the 15-year period ended May 31, 2016.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2016	2015
Funded Status of Plans:
Projected benefit obligation (PBO)	$29,602	$27,512
Fair value of plan assets	24,271	23,505

Funded status of the plans	$(5,331)	$(4,007)

Cash Amounts:
Cash contributions during the year	$726	$746
Benefit payments during the year	$912	$815

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Additionally, current benefit payments do not materially impact our total plan assets (benefit payments for our U.S. Pension Plans for 2016 were approximately $860 million or 3.7% of plan assets).

During 2016, required contributions to our U.S. Pension Plans were not significant. Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required can result in a credit balance for funding purposes that can be used to reduce minimum contribution requirements in future years. Our current credit balance exceeds $2.9 billion at May 31, 2016. For 2017, we anticipate making contributions to our U.S. Pension Plans totaling $1.0 billion (approximately $615 million of which are required).

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $2.2 billion at May 31, 2016 and $2.0 billion at May 31, 2015. Approximately 40% of these accruals were classified as current liabilities.

Our self-insurance accruals are primarily based on the actuarially estimated cost of claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency and volume of claims, healthcare inflation, seasonality and plan designs. Cost trends on material accruals are updated each quarter. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 53% of our total assets invested in our transportation and information systems infrastructures.

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

IMPAIRMENT. As of May 31, 2016, the FedEx Express global air and ground network includes a fleet of 643 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. Aircraft purchases (primarily aircraft in passenger configuration) that have not been placed in service totaled $22 million at May 31, 2016 and $102 million at May 31, 2015. We plan to modify these assets in the future and place them into operations.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2016, we had four aircraft temporarily idled. These aircraft have been idled for less than one year and are expected to return to revenue service.

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

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations” and Note 7 of the accompanying consolidated financial statements, at May 31, 2016 we had approximately $17.8 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2016 was approximately six years. The future commitments for operating leases are not yet reflected as a liability in our balance sheet until the new rules on lease accounting issued in 2016 become effective in our fiscal 2020 as described below.

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

On February 25, 2016, the FASB issued the new lease accounting standard, which will require us to record an asset and a liability for our outstanding operating leases similar to the current accounting for capital leases. Notably, the new standard states that a lessee will recognize a lease liability for the net present values of the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Under the new rules, we believe that a majority of our operating lease obligations reflected in the contractual cash obligations table would be required to be reflected in our balance sheet at their net present value. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

GOODWILL. As of May 31, 2016, we had $6.7 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. During 2016, we recorded $3.0 billion in additional goodwill associated with our TNT Express acquisition. During 2015, we recorded $1.1 billion in additional goodwill associated with our GENCO and FedEx CrossBorder acquisitions. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

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

Our reporting units with significant recorded goodwill include FedEx Express, TNT Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and GENCO (reported in the FedEx Ground segment). With the exception of TNT Express due to the timing of the acquisition, we evaluated these reporting units during the fourth quarters of 2016 and 2015. The estimated fair value of each of these reporting units exceeded their carrying values in 2016 and 2015; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

LEGAL AND OTHER CONTINGENCIES. Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors:

•	the current status of each matter within the scope and context of the entire lawsuit or proceeding (e.g., the lengthy and complex nature of class-action matters);

•	the procedural status of each matter;

•	any opportunities to dispose of a lawsuit on its merits before trial (i.e., motion to dismiss or for summary judgment);

•	the amount of time remaining before a trial date;

•	the status of discovery;

•	the status of settlement, arbitration or mediation proceedings; and

•	our judgment regarding the likelihood of success prior to or at trial.

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

We are directly affected by the state of the economy. While macro-economic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macro-economic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade and the typically more volatile economies of emerging markets. Most recently, the United Kingdom’s

(“UK”) vote to leave the European Union (“EU”) could result in economic uncertainty and instability, resulting in fewer goods being transported globally. In 2016, we saw a continued customer preference for slower, less costly shipping services.

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors or agents, such as customer service mishaps or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as YouTube and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

The failure to integrate successfully the businesses and operations of FedEx Express and TNT Express in the expected time frame may adversely affect our future results. Prior to FedEx’s acquisition of TNT Express in May 2016, FedEx Express and TNT Express operated as independent companies. There can be no assurances that these businesses can be integrated successfully. It is possible that the integration process could result in higher than expected integration costs, the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or the loss of key historical FedEx Express or TNT Express employees. It is also possible that the overall post-acquisition integration process will take longer than currently anticipated. Specifically, the following issues, among others, must be addressed as we begin to integrate the operations of FedEx Express and TNT Express in order to realize the anticipated benefits of the transaction:

•	combining the companies’ operations and corporate functions;

•

combining the businesses of FedEx Express and TNT Express and meeting the capital requirements of the combination in a manner that permits us to achieve the operating and financial results we anticipated from the acquisition, the failure of which could result in the material anticipated benefits of the transaction not being realized in the time frame currently anticipated, or at all;

•	integrating and consolidating the companies’ administrative and information technology infrastructure and computer systems;

•	integrating workforces while continuing to provide consistent, high-quality service to customers;

•	integrating and unifying the offerings and services available to historical FedEx Express and TNT Express customers;

•	harmonizing the companies’ operating practices, employee development and compensation programs, integrity and compliance programs, internal controls and other policies, procedures and processes;

•

integrating the companies’ financial reporting and internal control systems, including our ability to become compliant with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC;

•	maintaining existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;

•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	addressing employee social issues so as to maintain efficient and effective labor and employee relations;

•	coordinating rebranding and marketing efforts;

•	managing the movement of certain positions to different locations;

•

managing potential unknown and unidentified liabilities, including liabilities that are significantly larger than currently anticipated, and unforeseen increased expenses or delays associated with the integration process; and

•	managing the expanded operations of a significantly larger, more complex company.

All of these factors could dilute FedEx’s earnings per share, decrease or delay the expected accretive effect of the acquisition and negatively impact the price of FedEx’s common stock. In addition, at times the attention of certain members of our management may be focused on the integration of the businesses of FedEx Express and TNT Express and diverted from day-to-day business operations, which may disrupt our business.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers and to protect our confidential business information and the information provided by our customers. We are subject to risks imposed by data breaches, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Data breaches have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data.

Any disruption to our complex, global technology infrastructure, including those impacting our computer systems and fedex.com, could result in the loss of confidential business or customer information, adversely impact our customer service, volumes and revenues or could lead to litigation or investigations, resulting in significant costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. Recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S. and abroad (particularly in the EU), and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

We have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. Although we have not experienced data breaches or other disruptions to our technology infrastructure that are material either individually or in the aggregate, we may be unable to detect or prevent a material breach or disruption in the future.

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

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs and undercapacity could negatively impact service levels.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macro-economic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startups that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing in-house delivery capabilities, which could in turn reduce our revenues and market share. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. While we believe we compete effectively through our current service offerings, if our current competitors or potential future competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share. Moreover, if our current customers, such as Amazon.com, become competitors, it will reduce our revenue and could negatively impact our financial condition and results of operations.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in addition to TNT Express, we have acquired businesses in Europe, Latin America, Africa and the United States over the past several years. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

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

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (“NLRA”). In addition, federal and state governmental agencies, such as the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent employers of drivers. If FedEx Ground is deemed to be a joint employer of independent contractors’ employees, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors and direct employers of drivers providing these services, is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in numerous lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as our employees rather than independent contractors, or that drivers employed by independent contractors should be treated as our employees. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors.

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

The UK vote to leave the EU could adversely impact our business, results of operations and financial condition. There is substantial uncertainty surrounding the UK’s June 23, 2016 vote to leave the EU (“Brexit”). Any impact of the Brexit vote depends on the terms of the UK’s withdrawal from the EU, which still need to be determined and could take several years to accomplish. The UK’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for our services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, security and employees, among others in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

Disruptions or modifications in service by the USPS or changes in its business could have an adverse effect on our operations and financial results. The USPS is a significant customer and vendor of FedEx. In particular, the USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class, Priority and Express Mail and transportation and delivery for the USPS’s international delivery service. Disruptions or modifications in service by the USPS as a result of financial difficulties or changes in its business, including any structural changes to its operations, network, service offerings or pricing, could adversely affect our operations, negatively impacting our revenue and financial results.

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

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and the Mexican peso, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, joint employment, and discrimination and retaliation claims, and any other legal or governmental proceedings;

•	our ability to achieve the benefits of any ongoing or future profit improvement initiatives;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the union that was elected in 2015 to represent drivers at four FedEx Freight facilities;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook” (including group and segment outlooks), “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Retirement Plans” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2016.

On May 25, 2016, we acquired TNT Express. See Note 3 – Business Combinations of our consolidated financial statements for additional information. Total assets of TNT Express represented approximately 16% of our consolidated total assets as of May 31, 2016. As permitted by the Securities and Exchange Commission, management has elected to exclude TNT Express from its assessment of internal control over financial reporting as of May 31, 2016.

The effectiveness of our internal control over financial reporting as of May 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of TNT Express, which is included in the consolidated financial statements of FedEx Corporation and constituted approximately 16% of consolidated total assets as of May 31, 2016. Our audit of internal control over financial reporting of FedEx Corporation also did not include an evaluation of internal control over financial reporting of TNT Express.

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2016 of FedEx Corporation and our report dated July 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 18, 2016

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 18, 2016

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,534	$3,763
Receivables, less allowances of $178 and $185	7,252	5,719
Spare parts, supplies and fuel, less allowances of $218 and $207	496	498
Prepaid expenses and other	707	355

Total current assets	11,989	10,335

PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	17,499	16,186
Package handling and ground support equipment	7,961	6,725
Computer and electronic equipment	5,149	5,208
Vehicles	6,422	5,816
Facilities and other	9,987	8,929

	47,018	42,864
Less accumulated depreciation and amortization	22,734	21,989

Net property and equipment	24,284	20,875

OTHER LONG-TERM ASSETS
Goodwill	6,747	3,810
Other assets	3,044	1,511

Total other long-term assets	9,791	5,321

	$46,064	$36,531

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$29	$19
Accrued salaries and employee benefits	1,972	1,436
Accounts payable	2,944	2,066
Accrued expenses	3,063	2,435

Total current liabilities	8,008	5,956

LONG-TERM DEBT, LESS CURRENT PORTION	13,838	7,249

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,567	1,210
Pension, postretirement healthcare and other benefit obligations	6,227	4,893
Self-insurance accruals	1,314	1,120
Deferred lease obligations	400	711
Deferred gains, principally related to aircraft transactions	155	181
Other liabilities	771	218

Total other long-term liabilities	10,434	8,333

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2016 and 2015	32	32
Additional paid-in capital	2,892	2,786
Retained earnings	18,371	16,900
Accumulated other comprehensive income	(169)	172
Treasury stock, at cost	(7,342)	(4,897)

Total common stockholders’ investment	13,784	14,993

	$46,064	$36,531

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2016	2015	2014

REVENUES	$50,365	$47,453	$45,567

OPERATING EXPENSES:
Salaries and employee benefits	18,581	17,110	16,171
Purchased transportation	9,966	8,483	8,011
Rentals and landing fees	2,854	2,682	2,622
Depreciation and amortization	2,631	2,611	2,587
Fuel	2,399	3,720	4,557
Maintenance and repairs	2,108	2,099	1,862
Impairment and other charges	—	276	—
Retirement plans mark-to-market adjustment	1,498	2,190	15
Other	7,251	6,415	5,927

	47,288	45,586	41,752

OPERATING INCOME	3,077	1,867	3,815

OTHER INCOME (EXPENSE):
Interest expense	(336)	(235)	(160)
Interest income	21	14	18
Other, net	(22)	(19)	(15)

	(337)	(240)	(157)

INCOME BEFORE INCOME TAXES	2,740	1,627	3,658

PROVISION FOR INCOME TAXES	920	577	1,334

NET INCOME	$1,820	$1,050	$2,324

BASIC EARNINGS PER COMMON SHARE	$6.59	$3.70	$7.56

DILUTED EARNINGS PER COMMON SHARE	$6.51	$3.65	$7.48

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2016	2015	2014

NET INCOME	$1,820	$1,050	$2,324

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefit of $22, $45 and $1	(261)	(334)	(25)
Amortization of prior service credit and other, net of tax benefit of $45 in 2016, tax expense of $1 in 2015 and tax benefit of $38 in 2014	(80)	—	(76)

	(341)	(334)	(101)

COMPREHENSIVE INCOME	$1,479	$716	$2,223

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$1,820	$1,050	$2,324
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,631	2,611	2,587
Provision for uncollectible accounts	121	145	130
Deferred income taxes and other noncash items	31	(572)	339
Impairment and other charges	—	246	—
Stock-based compensation	144	133	117
Retirement plans mark-to-market adjustment	1,498	2,190	15
Changes in assets and liabilities:
Receivables	(199)	(392)	(516)
Other current assets	(234)	25	(22)
Pension and postretirement healthcare assets and liabilities, net	(346)	(692)	(453)
Accounts payable and other liabilities	467	659	(235)
Other, net	(225)	(37)	(22)

Cash provided by operating activities	5,708	5,366	4,264

INVESTING ACTIVITIES
Capital expenditures	(4,818)	(4,347)	(3,533)
Business acquisitions, net of cash acquired	(4,618)	(1,429)	(36)
Proceeds from asset dispositions and other	(10)	24	18

Cash used in investing activities	(9,446)	(5,752)	(3,551)

FINANCING ACTIVITIES
Principal payments on debt	(41)	(5)	(254)
Proceeds from debt issuances	6,519	2,491	1,997
Proceeds from stock issuances	183	320	557
Excess tax benefit on the exercise of stock options	3	51	44
Dividends paid	(277)	(227)	(187)
Purchase of treasury stock	(2,722)	(1,254)	(4,857)
Other, net	(54)	(27)	(19)

Cash provided by (used in) financing activities	3,611	1,349	(2,719)

Effect of exchange rate changes on cash	(102)	(108)	(3)

Net (decrease) increase in cash and cash equivalents	(229)	855	(2,009)
Cash and cash equivalents at beginning of period	3,763	2,908	4,917

Cash and cash equivalents at end of period	$3,534	$3,763	$2,908

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at May 31, 2013	$32	$2,668	$14,092	$607	$(1)	$17,398
Net income	—	—	2,324	—	—	2,324
Other comprehensive loss, net of tax of $39	—	—	—	(101)	—	(101)
Purchase of treasury stock (36.8 million shares)	—	—	—	—	(4,857)	(4,857)
Cash dividends declared ($0.60 per share)	—	—	(187)	—	—	(187)
Employee incentive plans and other (6.7 million shares issued)	—	(25)	—	—	725	700

Balance at May 31, 2014	32	2,643	16,229	506	(4,133)	15,277
Net income	—	—	1,050	—	—	1,050
Other comprehensive loss, net of tax of $44	—	—	—	(334)	—	(334)
Purchase of treasury stock (8.1 million shares)	—	—	—	—	(1,254)	(1,254)
Cash dividends declared ($0.80 per share)	—	—	(227)	—	—	(227)
Employee incentive plans and other (3.7 million shares issued)	—	143	(152)	—	490	481

Balance at May 31, 2015	32	2,786	16,900	172	(4,897)	14,993
Net income	—	—	1,820	—	—	1,820
Other comprehensive loss, net of tax of $67	—	—	—	(341)	—	(341)
Purchase of treasury stock (18.2 million shares)	—	—	—	—	(2,722)	(2,722)
Cash dividends declared ($1.00 per share)	—	—	(277)	—	—	(277)
Employee incentive plans and other (2.0 million shares issued)	—	106	(72)	—	277	311

Balance at May 31, 2016	$32	$2,892	$18,371	$(169)	$(7,342)	$13,784

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; TNT Express B.V., formerly TNT Express N.V. (“TNT Express”), an international express, small-package ground delivery and freight transportation company that was acquired near the end of our 2016 fourth quarter; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”).

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2016 or ended May 31 of the year referenced.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $417 million in 2016, $403 million in 2015 and $407 million in 2014.

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

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements resulted in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses and historically have been nominal.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2016	2015
Wide-body aircraft and related equipment	15 to 30 years	$8,356	$7,548
Narrow-body and feeder aircraft and related equipment	5 to 18 years	3,180	2,943
Package handling and ground support equipment	3 to 30 years	3,249	2,410
Vehicles	3 to 15 years	3,084	2,717
Computer and electronic equipment	2 to 10 years	1,051	866
Facilities and other	2 to 40 years	5,364	4,391

The fair value of TNT Express property and equipment included in the table above at May 31, 2016 was $1.1 billion. Given the timing of the TNT Express acquisition, this value is preliminary and likely to change during the purchase price allocation measurement period, which ends no later than the fourth quarter of 2017.

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. In May 2015, we adjusted the depreciable lives of 23 aircraft and 57 engines. These changes will not have a material impact on near-term depreciation expense. In May 2013, FedEx Express made the decision to accelerate the retirement of 76 aircraft and related engines to aid in our fleet modernization and improve our global network. In 2012, we shortened the depreciable lives for 54 aircraft and related engines to accelerate the retirement of these aircraft. As a result of these accelerated retirements, we incurred an additional $74 million in year-over-year accelerated depreciation expense in 2014.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $2.6 billion in 2016, 2015 and 2014. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $42 million in 2016, $37 million in 2015 and $29 million in 2014.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2016, we had four aircraft temporarily idled. These aircraft have been idled for less than one year and are expected to return to revenue service.

In May 2015, we retired from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines, and related parts. As a consequence, impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) were recorded in the fourth quarter of 2015. Of this amount, $246 million was non-cash. The decision to permanently retire these aircraft and engines aligns with FedEx Express’s plans to rationalize capacity and modernize its aircraft fleet to more effectively serve its customers.

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

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 3 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. We use the fair value of plan assets to calculate the expected return on plan assets (“EROA”) for interim and segment reporting purposes. Our EROA is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans. We use “mark-to-market” or MTM accounting and immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our operating results annually in the fourth quarter each year. The annual MTM adjustment is recognized at the corporate level and does not impact segment results. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the EROA, are recorded on a quarterly basis.

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

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

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

DERIVATIVE FINANCIAL INSTRUMENTS. Our recently acquired TNT Express segment maintains a risk management strategy that includes the use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with our risk management policies, we do not hold or issue derivative instruments for trading or speculative purposes. We account for derivative instruments under the provisions of the accounting guidance related to derivatives and hedging, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.

Derivatives are recognized in our consolidated balance sheets at their fair values. When we become a party to a derivative instrument and intend to apply hedge accounting, we formally document the hedge relationship and the risk management objective for undertaking the hedge, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.

If a derivative is designated as a cash flow or net investment hedge, changes in its fair value are considered to be effective and are recorded in accumulated other comprehensive income until the hedged item is recorded in income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recorded in the income statement.

For derivative instruments designated as hedges, we assess, both at hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When a hedging instrument expires or is sold, or when the hedge no longer meets the criteria for hedge accounting, any cumulative gains or losses existing in equity at that time, remain in equity until the forecasted transaction is ultimately recognized in the income statement. When a forecasted transaction is no longer expected to occur, the cumulative gains or losses that were reported in equity are immediately transferred to the income statement. The financial statement impact of derivative transactions were immaterial for the year ended May 31, 2016 and as such, additional disclosures have been excluded from this report.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, which represent a small number of FedEx Express’s total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. This collective bargaining agreement is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, GENCO Distribution System, Inc. (“GENCO”) has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method. We issue new shares or repurchase shares on the open market to cover employee stock option exercises and restricted stock grants.

TREASURY SHARES. In January 2016, the stock repurchase authorization announced in September 2014 for 15 million shares was completed. On January 26, 2016, our Board of Directors approved a new share repurchase program of up to 25 million shares. During 2016, we repurchased 18.2 million shares of FedEx common stock at an average price of $149.35 per share for a total of $2.7 billion. As of May 31, 2016, 19 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2015, we repurchased 8.1 million shares of FedEx common stock at an average price of $154.03 per share for a total of $1.3 billion. In 2014, we repurchased 36.8 million shares of FedEx common stock at an average price of $131.83 per share for a total of $4.9 billion.

DIVIDENDS DECLARED PER COMMON SHARE. On June 6, 2016, our Board of Directors declared a quarterly dividend of $0.40 per share of common stock. The dividend was paid on July 1, 2016 to stockholders of record as of the close of business on June 16, 2016. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; impairment assessments on long-lived assets (including goodwill); and purchase price allocations.

NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements.

In the second quarter of 2016, we chose to early adopt the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) requiring acquirers in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period that the adjustment amounts are determined and eliminates the requirement to retrospectively account for these adjustments. It also requires additional disclosure about the effects of the adjustments on prior periods. Adoption of this guidance had no impact on our financial reporting. See Note 3 for further discussion regarding our recent business acquisitions.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our preliminary assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

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

On November 20, 2015, the FASB issued an Accounting Standards Update that will require companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. This new guidance had minimal impact on our accounting and financial reporting, and we chose to early adopt on a retrospective basis in the fourth quarter of 2016.

In May 2015, the FASB issued an Accounting Standards Update that removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by Accounting Standards Codification 820, Fair Value Measurement. This new guidance is effective for entities for fiscal years beginning after December 15, 2016, with retrospective application to all periods presented. We elected to early adopt this standard, which impacted our fair value disclosures related to retirement benefit plan investments in Note 13 of the accompanying consolidated financial statements but did not otherwise impact our financial statements.

In March 2016, the FASB issued an Accounting Standards Update to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We are currently evaluating the impact of this new standard on our financial reporting. These changes will be effective for our fiscal year beginning June 1, 2017 (fiscal 2018).

We believe that no other new accounting guidance was adopted or issued during 2016 that is relevant to the readers of our financial statements.

NOTE 3: BUSINESS COMBINATIONS

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of May 31, 2016, $287 million of shares associated with the transaction remained untendered, the majority of which were tendered subsequent to May 31, 2016, and are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. TNT Express’s financial results are immaterial from the time of acquisition and are included in “Eliminations, corporate and other.”

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and our strength in other regions globally, including North America and Asia.

This acquisition is included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions). Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. We will complete our purchase price allocation no later than the fourth quarter of 2017.

Current assets(1)	$1,905
Property and equipment	1,104
Goodwill	2,964
Identifiable intangible assets	920
Other non-current assets	289
Current liabilities(2)	(1,644)
Long-term liabilities	(644)

Total purchase price	$4,894

(1)	Primarily accounts receivable and cash.

(2)	Primarily accounts payable and other accrued expenses.

As a result of this acquisition, we recognized a preliminary value of $3.0 billion of goodwill, which is primarily attributable to the TNT Express workforce and the expected benefits from synergies of the combination with existing businesses and growth opportunities. The majority of the purchase price allocated to goodwill is not deductible for income tax purposes.

The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows (in millions):

Intangible assets with finite lives
Customer relationships (15-year useful life)	$685
Technology (4-year useful life)	90
Trademarks (4-year useful life)	145

Total intangible assets	$920

See Note 4 for further discussion of our intangible assets.

The following unaudited pro forma consolidated financial information presents the combined operations of FedEx and TNT Express as if the acquisition had occurred at the beginning of 2015 (dollars in millions, except per share amounts):

	(Unaudited)
	2016	2015
Consolidated revenues	$57,899	$55,862
Consolidated net income	1,566	595

Diluted earnings per share	$5.60	$2.07

The accounting literature establishes guidelines regarding the presentation of this unaudited pro forma information. Therefore, this unaudited pro forma information is not intended to represent, nor do we believe it is indicative of, the consolidated results of operations of FedEx that would have been reported had the acquisition been completed as of the beginning of 2015. Furthermore, this unaudited pro forma information does not give effect to the anticipated business and tax synergies of the acquisition and is not representative or indicative of the anticipated future consolidated results of operations of FedEx.

The unaudited pro forma consolidated financial information reflects our historical financial information and the historical results of TNT Express, after conversion of TNT Express’s accounting methods from International Financial Reporting Standards to U.S. generally accepted accounting principles, adjusted to reflect the acquisition had it been completed as of the beginning of 2015. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the financing for the acquisition. The unaudited pro forma financial information includes various assumptions, including those related to the preliminary purchase price allocation that may be impacted upon the finalization of the purchase price allocation. The tax impact of these adjustments was calculated based on TNT Express’s statutory rate.

Included in the unaudited pro forma net income (net of tax) are nonrecurring acquisition-related costs incurred by TNT Express associated with the sale of TNT Express’s airline operations, a condition precedent to the acquisition, and transaction and integration planning expenses of $115 million in 2016. In addition, the TNT Express results include expenses for restructuring, impairments, litigation matters and pension adjustments of approximately $40 million in 2016 and $320 million in 2015.

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

In addition, on December 16, 2014, we acquired Bongo International, LLC, now FedEx CrossBorder, LLC (“FedEx CrossBorder”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

In 2014, we expanded the international service offerings of FedEx Express by acquiring businesses operated by our previous service provider, Supaswift (Pty) Ltd. (“Supaswift”), in seven countries in Southern Africa, for $36 million in cash from operations. The financial results of these businesses are included in the FedEx Express segment from their respective date of acquisition.

The financial results of the GENCO, FedEx CrossBorder and Supaswift businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	TNT Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total
Goodwill at May 31, 2014	$1,750	$—	$90	$735	$1,525	$4,100
Accumulated impairment charges	—	—	—	(133)	(1,177)	(1,310)

Balance as of May 31, 2014	1,750	—	90	602	348	2,790
Goodwill acquired(1)	40	—	1,055	38	—	1,133
Purchase adjustments and other(2)	(113)	—	—	—	—	(113)

Balance as of May 31, 2015	1,677	—	1,145	640	348	3,810
Goodwill acquired(1)	—	2,964	—	—	—	2,964
Purchase adjustments and other(2)	(88)	—	66	(5)	—	(27)

Balance as of May 31, 2016	$1,589	$2,964	$1,211	$635	$348	$6,747

Accumulated goodwill impairment charges as of May 31, 2016	$—	$—	$—	$(133)	$(1,177)	$(1,310)

(1)

Goodwill acquired relates to the acquisition of transportation companies in Southern Africa in 2014, the acquisition of e-commerce and supply chain solutions companies in 2015, and the acquisition of TNT Express in 2016. See Note 3 for related disclosures.

(2)	Primarily currency translation adjustments, acquired goodwill related to immaterial acquisitions, and purchase related adjustments.

Our reporting units with significant recorded goodwill include FedEx Express, TNT Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and GENCO (reported in the FedEx Ground segment). We evaluated reporting units for impairment during the fourth quarter of 2016 and 2015. The estimated fair value of each of these reporting units exceeded their carrying values in 2016 and 2015, and we do not believe that any of these reporting units were impaired as of the balance sheet dates. The goodwill for our TNT Express reporting unit will be tested beginning in 2017.

Given the timing and complexity of the TNT Express acquisition, the full amount of acquired goodwill has been presented in the TNT Express segment for 2016 as we continue to evaluate benefits from synergies with our FedEx Express segment. Therefore, attribution of this goodwill could change in future periods.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2016 and 2015 is as follows (in millions):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$912	$(156)	$756	$338	$(151)	$187
Technology	123	(16)	107	34	(14)	20
Trademarks and other	202	(57)	145	60	(60)	—

Total	$1,237	$(229)	$1,008	$432	$(225)	$207

Amortization expense for intangible assets was $14 million in 2016, $21 million in 2015 and $23 million in 2014.

Expected amortization expense for the next five years is as follows (in millions):

2017	$130
2018	116
2019	115
2020	112
2021	54

Given the timing and complexity of the TNT Express acquisition, the amount and timing of expected amortization expense may change once the purchase price allocation is complete.

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2016	2015
Accrued Salaries and Employee Benefits
Salaries	$478	$345
Employee benefits, including variable compensation	804	507
Compensated absences	690	584

	$1,972	$1,436

Accrued Expenses
Self-insurance accruals	$837	$865
Taxes other than income taxes	311	328
Other	1,915	1,242

	$3,063	$2,435

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts), along with maturity dates for the years subsequent to May 31, 2016, are as follows (in millions):

			May 31,
			2016	2015
	Interest Rate%	Maturity
Senior unsecured debt:	8.00	2019	$750	$750
	2.30	2020	399	399
	2.625-2.70	2023	749	749
	4.00	2024	749	749
	3.20	2025	699	699
	3.25	2026	749	—
	4.90	2034	499	499
	3.90	2035	498	498
	3.875-4.10	2043	992	992
	5.10	2044	749	749
	4.10	2045	646	646
	4.55-4.75	2046	2,483	—
	4.50	2065	248	248
	7.60	2098	240	239
Euro senior unsecured debt:	floating rate	2019	559	—
	0.50	2020	558	—
	1.00	2023	836	—
	1.625	2027	1,389	—

Total senior unsecured debt			13,792	7,217
Other debt			12	—
Capital lease obligations			63	51

			13,867	7,268

Less current portion			29	19

			$13,838	$7,249

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our Euro fixed-rate notes is paid annually. Our floating-rate Euro senior notes bear interest at three-month EURIBOR plus a spread of 55 basis points, and resets quarterly. Long-term debt, exclusive of capital leases, had estimated fair values of $14.3 billion at May 31, 2016 and $7.4 billion at May 31, 2015. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On April 11, 2016, we issued €3 billion of senior unsecured debt under our current shelf registration statement, comprised of €500 million of senior unsecured floating rate notes due in April 2019 with interest payments quarterly, €500 million of senior unsecured 0.5% fixed-rate notes due in April 2020, €750 million of senior unsecured 1.00% fixed-rate notes due in January 2023, and €1.25 billion of senior unsecured 1.625% fixed-rate notes due in January 2027. Interest on the fixed-rate notes is paid annually. We utilized the net proceeds for working capital and general corporate purposes, including our acquisition of TNT Express.

On March 24, 2016, we issued $2 billion of senior unsecured debt under our current shelf registration statement, comprised of $750 million of senior unsecured 3.25% fixed-rate notes due in April 2026 and $1.25 billion of senior unsecured 4.55% fixed-rate notes due in April 2046. Interest on the notes is paid semiannually. We utilized the net proceeds for working capital and general corporate purposes, including the redemption and the prepayment and defeasance of the underlying debt of certain leveraged operating leases and share repurchases.

On October 23, 2015, we issued under our current shelf registration statement $1.25 billion of senior unsecured 4.75% fixed-rate notes due in November 2045. Interest on the notes is paid semiannually. We utilized the net proceeds for working capital and general corporate purposes, including share repurchases.

On November 13, 2015, we replaced our revolving and letter of credit facilities with a new, single five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at May 31, 2016. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2016, no commercial paper was outstanding. However, we had a total of $318 million in letters of credit outstanding at May 31, 2016, with $182 million of the letter of credit sublimit unused under our revolving credit facility.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2046. We leased 10% of our total aircraft fleet under operating leases as of May 31, 2016 and May 31, 2015. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2016	2015	2014
Minimum rentals	$2,394	$2,249	$2,154
Contingent rentals(1)	214	194	197

	$2,608	$2,443	$2,351

(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2016 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2017	$454	$2,021	$2,475
2018	383	1,860	2,243
2019	321	1,632	1,953
2020	240	1,428	1,668
2021	182	1,269	1,451
Thereafter	352	7,671	8,023

Total	$1,932	$15,881	$17,813

Property and equipment recorded under capital leases and future minimum lease payments under capital leases were immaterial at May 31, 2016 and 2015. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2016 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2016, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2016	2015	2014
Foreign currency translation gain (loss):
Balance at beginning of period	$(253)	$81	$106
Translation adjustments	(261)	(334)	(25)

Balance at end of period	(514)	(253)	81

Retirement plans adjustments:
Balance at beginning of period	425	425	501
Prior service credit and other arising during period	(4)	72	1
Reclassifications from AOCI	(76)	(72)	(77)

Balance at end of period	345	425	425

Accumulated other comprehensive (loss) income at end of period	$(169)	$172	$506

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2016	2015	2014
Amortization of retirement plans prior service credits, before tax	$121	$115	$115	Salaries and employee benefits
Income tax benefit	(45)	(43)	(38)	Provision for income taxes

AOCI reclassifications, net of tax	$76	$72	$77	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2016	2015	2014
Stock-based compensation expense	$144	$133	$117

We have two types of equity-based compensation: stock options and restricted stock.

STOCK OPTIONS. Under the provisions of our incentive stock plans, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors (or our Board of Directors with respect to grants to non-employee directors). Option-vesting periods range from one to four years, with 82% of our options vesting ratably over four years. Compensation expense associated with these awards is recognized on a straight-line basis over the requisite service period of the award.

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

The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate and dividend yield. The following is a table of the weighted-average Black-Scholes value of our stock option grants, the intrinsic value of options exercised (in millions) and the key weighted-average assumptions used in the valuation calculations for options granted during the years ended May 31, and then a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2016	2015	2014
Weighted-average Black-Scholes value	$52.40	$53.33	$35.79
Intrinsic value of options exercised	$115	$253	$347
Black-Scholes Assumptions:
Expected lives	6.4 years	6.3 years	6.2 years
Expected volatility	28%	34%	35%
Risk-free interest rate	1.94%	2.02%	1.47%
Dividend yield	0.519%	0.448%	0.561%

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

The following table summarizes information about stock option activity for the year ended May 31, 2016:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2015	14,221,824	$101.54

Granted	2,229,582	171.41
Exercised	(1,822,547)	100.40
Forfeited	(187,428)	138.40

Outstanding at May 31, 2016	14,441,431	$111.99	6.0	$795

Exercisable	8,717,768	$92.93	4.6	$629

Expected to vest	5,408,862	$141.03	8.1	$156

Available for future grants	10,948,196

(1)	Only presented for options with market value at May 31, 2016 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2016 are primarily related to our principal annual stock option grant in June 2015.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2016:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2015	439,042	$112.87

Granted	139,838	168.83
Vested	(185,933)	104.42
Forfeited	(3,795)	158.82

Unvested at May 31, 2016	389,152	$136.57

During the year ended May 31, 2015, there were 154,115 shares of restricted stock granted with a weighted-average fair value of $148.89. During the year ended May 31, 2014, there were 191,964 shares of restricted stock granted with a weighted-average fair value of $100.80.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2016	2,572,129	$98
2015	2,611,524	83
2014	2,408,179	65

As of May 31, 2016, there was $188 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2016 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2016	2015	2014
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,818	$1,048	$2,320
Weighted-average common shares	276	283	307

Basic earnings per common share	$6.59	$3.70	$7.56

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,818	$1,048	$2,320

Weighted-average common shares	276	283	307
Dilutive effect of share-based awards	3	4	3

Weighted-average diluted shares	279	287	310
Diluted earnings per common share	$6.51	$3.65	$7.48

Anti-dilutive options excluded from diluted earnings per common share	3.9	2.1	3.3

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2016	2015	2014
Current provision
Domestic:
Federal	$513	$795	$624
State and local	72	102	56
Foreign	200	214	194

	785	1,111	874

Deferred provision (benefit)
Domestic:
Federal	155	(474)	360
State and local	(18)	(47)	82
Foreign	(2)	(13)	18

	135	(534)	460

	$920	$577	$1,334

Pre-tax earnings of foreign operations for 2016, 2015 and 2014 were $905 million, $773 million and $412 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended May 31 is as follows (in millions):

	2016	2015	2014
Taxes computed at federal statutory rate	$959	$569	$1,280
Increases (decreases) in income tax from:
State and local income taxes, net of federal benefit	33	36	90
Foreign operations	(50)	(43)	(38)
Internal restructuring	(76)	—	—
TNT Express acquisition costs	40	—	—
Other, net	14	15	2

	$920	$577	$1,334

Effective Tax Rate	33.6%	35.5%	36.5%

Our 2016 tax rate was favorably impacted by $76 million from an internal corporate restructuring done in anticipation of the integration of the foreign operations of FedEx Express and TNT Express. As part of this restructuring, our Canadian subsidiary made distributions to our U.S. operations which resulted in the recognition of U.S. foreign tax credits in excess of the U.S. taxes incurred from the distributions. This favorable impact was partially offset by a $40 million tax expense attributable to non-deductible expenses incurred as part of the TNT Express acquisition.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2016		2015
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$129	$4,767	$93	$3,872
Employee benefits	2,453	—	2,029	13
Self-insurance accruals	681	—	607	—
Other	528	343	477	414
Net operating loss/credit carryforwards	925	—	326	—
Valuation allowances	(738)	—	(224)	—

	$3,978	$5,110	$3,308	$4,299

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2016	2015
Noncurrent deferred tax assets(1)	$435	$219
Noncurrent deferred tax liabilities	(1,567)	(1,210)

	$(1,132)	$(991)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our consolidated balance sheets.

The table above has been revised to reflect the new accounting standard discussed in Note 2 which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet.

We have approximately $3.0 billion of net operating loss carryovers in various foreign jurisdictions and $581 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2017. The change in the valuation allowance is primarily due to the increase in net operating losses as a result of the acquisition of TNT Express. As a result of this and other factors, we believe that a substantial portion of these deferred tax assets may not be realized. We establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results and potential current and future tax planning strategies. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets.

Permanently reinvested earnings of our foreign subsidiaries amounted to $1.6 billion at the end of 2016 and $1.9 billion at the end of 2015. Our permanently reinvested earnings were reduced in 2016 due to an internal corporate restructuring done to facilitate the integration of FedEx Express and TNT Express. We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. In 2016, our permanent reinvestment strategy with respect to unremitted earnings of our foreign subsidiaries provided an approximate $48 million benefit to our provision for income taxes. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $522 million at the end of 2016 and $478 million at the end of 2015.

In 2016, approximately 80% of our total enterprise-wide income was earned in U.S. companies of FedEx that are taxable in the United States. As a U.S. airline, our FedEx Express unit is required by Federal Aviation Administration and other rules to conduct its air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. We are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. We typically use cash generated overseas to fund these investments and have a foreign holding company which manages our investments in several foreign operating companies.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. During 2016, the Internal Revenue Service completed the audit of our 2012 and 2013 tax returns without any significant adjustments. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2016	2015	2014
Balance at beginning of year	$36	$38	$47
Increases for tax positions taken in the current year	3	1	1
Increases for tax positions taken in prior years	3	6	3
Increase for business acquisition	25	—	—
Decreases for tax positions taken in prior years	(5)	(2)	(3)
Settlements	(4)	(2)	(6)
Decreases from lapse of statute of limitations	(7)	—	(3)
Changes due to currency translation	(2)	(5)	(1)

Balance at end of year	$49	$36	$38

Our liabilities recorded for uncertain tax positions include $45 million at May 31, 2016 and $31 million at May 31, 2015 associated with positions that if favorably resolved would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $11 million on May 31, 2016 and $19 million on May 31, 2015. Total interest and penalties included in our consolidated statements of income are immaterial.

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between U.S. and foreign tax authorities. Our liability for uncertain tax positions includes no matters that are individually or collectively material to us. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months, but an estimate of the range of the reasonably possible changes cannot be made. However, we do not expect that the resolution of any of our uncertain tax positions will have a material effect on us.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or AOCI of unrecognized gains or losses and prior service costs or credits. During 2015, we adopted mark-to-market accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2016	2015	2014
Defined benefit pension plans	$214	$(41)	$99
Defined contribution plans	416	385	363
Postretirement healthcare plans	82	81	78
Retirement plans mark-to-market adjustment	1,498	2,190	15

	$2,210	$2,615	$555

The components of the pre-tax mark-to-market losses are as follows (in millions):

	2016	2015	2014
Actual versus expected return on assets	$1,285	$(35)	$(1,013)
Discount rate changes	1,129	791	705
Demographic assumption experience	(916)	1,434	323

Total mark-to-market loss	$1,498	$2,190	$15

2016

The actual rate of return on our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) assets of 1.2% was lower than our expected return of 6.50% primarily due to a challenging environment for global equities and other risk-seeking asset classes. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.38% at May 31, 2015 to 4.04% at May 31, 2016. The demographic assumption experience in 2016 reflects a change in disability rates and an increase in the average retirement age for U.S. pension and other postemployment benefit plans.

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

We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on earnings and years of service and are funded in compliance with local laws and practices. The majority of our international obligations are for defined benefit pension plans in the Netherlands and the United Kingdom. The TNT Express acquisition added a number of defined benefit pension plans, the most significant of which are in the Netherlands, Germany, Italy and Belgium. At May 31, 2016, the total projected benefit obligation for all of these defined benefit plans is $907 million and the total fair value of assets is $761 million. The assets of the largest acquired plan are primarily invested in fixed income managed funds. At May 31, 2016, the weighted average discount rate for all of these defined benefit plans is 2.25% and the expected return on assets used to calculate 2017 expense is 3.29%. Our international pension PBO at May 31, 2016, is approximately 6% of the total pension obligation, and therefore, disaggregated disclosures have not been provided.

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

PENSION PLAN ASSUMPTIONS. We use a measurement date of May 31 for our pension and postretirement healthcare plans. Management reviews the assumptions used to measure pension costs on an annual basis. Economic and market conditions at the measurement date impact these assumptions from year to year. Actuarial gains or losses are generated for changes in assumptions and to the extent that actual results differ from those assumed. These actuarial gains and losses are immediately recognized and expensed in the fourth quarter mark-to-market adjustment.

Weighted-average actuarial assumptions for our primary U.S. retirement plans, which represent substantially all of our PBO and accumulated postretirement benefit obligation (“APBO”), are as follows:

	Pension Plans			Postretirement Healthcare Plans
	2016	2015	2014	2016	2015	2014
Discount rate used to determine benefit obligation	4.13%	4.42%	4.60%	4.41%	4.60%	4.70%
Discount rate used to determine net periodic benefit cost	4.42	4.60	4.79	4.60	4.70	4.91
Rate of increase in future compensation levels used to determine benefit obligation	4.46	4.62	4.56	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.62	4.56	4.54	—	—	—
Expected long-term rate of return on assets - Consolidated	6.50	7.75	7.75	—	—	—
Expected long-term rate of return on assets - Segment Reporting	6.50	6.50	6.50	—	—	—

The expected average rate of return on plan assets is a long-term, forward-looking assumption. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we follow a liability-driven investment strategy to better align plan assets with liabilities.

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

For consolidated pension expense, we assumed a 6.5% expected long-term rate of return on our U.S. Pension Plan assets in 2016 and 7.75% in 2015 and 2014. We lowered our EROA assumption in 2016 as we continued to implement our asset and liability management strategy. In lowering this assumption we considered our historical returns, our current capital markets outlook and our investment strategy for our plan assets, including the impact of the duration of our liabilities. Our actual return in 2016 was less than the expected return. Our actual returns in 2015 and 2014, however, exceeded those long-term assumptions. Our actual return on plan assets has contracted from 2015 due to lower than expected returns on public equities. For the 15-year period ended May 31, 2016, our actual returns were 6.9%.

The investment strategy for pension plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government/Long Corporate Index), and U.S. and International Large Cap Equities (which are mainly indexed to the S&P 500 Index and other global indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

The following is a description of the valuation methodologies used for investments measured at fair value:

•

Cash and cash equivalents. These Level 1 investments include cash, cash equivalents and foreign currency valued using exchange rates. These Level 2 investments include short-term investment funds which are collective funds priced at a constant value by the administrator of the funds.

•

Domestic, international and global equities. These Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. These Level 2 investments include mutual funds.

•

Fixed income. We determine the fair value of these Level 2 corporate bonds, U.S. and non-U.S. government securities and other fixed income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

•

Alternative Investments. The valuation of these Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Investments in private equity, debt, real estate and other private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables and performance multiples.

In accordance with recently updated accounting standards, certain investments in 2016 and 2015 that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified as Level 1, 2 or 3 in the below fair value hierarchy but are included in the total. As a result, a reclassification has been made to the prior year’s plan asset classification table to conform to the current year’s presentation, which also resulted in the removal of the prior year Level 3 asset roll-forward. See Note 2 for additional information.

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2016
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$568	2%	0 - 5%	$76	$492
Equities			35 - 55
U.S. large cap equity(1)	3,257	14		750
International equities(1)	3,381	15		2,685	121
Global equities(1)	2,794	12
U.S. SMID cap equity	913	4		913
Fixed income securities			45 - 65
Corporate	6,608	29			6,608
Government	5,148	22			5,148
Mortgage backed and other(1)	347	2			146
Alternative investments(1)	322	1	0 - 5			48
Other	(321)	(1)		(305)	(16)

	$23,017	100%		$4,119	$12,499	$48

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

	2015
Asset Class	Fair Value	Actual %	Target Range %	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2
Cash and cash equivalents	$738	3%	0 - 5%	$36	$702
Equities			35 - 55
U.S. large cap equity(1)	4,291	19		302
International equities(1)	3,064	14		2,429	1
Global equities(1)	2,579	11
U.S. SMID cap equity	979	4		979
Fixed income securities			45 - 65
Corporate	6,455	28			6,455
Government	4,645	20			4,645
Mortgage backed and other(1)	213	1			153
Alternative investments(1)	226	1	0 - 5
Other	(184)	(1)		(181)	(3)

	$23,006	100%		$3,565	$11,953

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

2016
Balance at beginning of year(1)	$—
Actual return on plan assets:
Assets held during current year	2
Assets sold during the year	—
Purchases, sales and settlements	46

Balance at end of year	$48

(1)

Investments classified in prior years as Level 3 that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have been removed from the fair value hierarchy in accordance with retrospective adoption of recently updated accounting standards. See Note 2 for additional information.

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2016 and a statement of the funded status as of May 31, 2016 and 2015 (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2016	2015	2016	2015
Accumulated Benefit Obligation (“ABO”)	$28,845	$26,793

Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$27,512	$24,578	$929	$883
Service cost	662	653	40	40
Interest cost	1,180	1,096	42	41
Actuarial loss	277	2,231	(64)	6
Benefits paid	(912)	(815)	(78)	(73)
Business acquisition	907	—	—	—
Other	(24)	(231)	36	32

PBO/APBO at the end of year	$29,602	$27,512	$905	$929

Change in Plan Assets
Fair value of plan assets at the beginning of year	$23,505	$21,907	$—	$—
Actual return on plan assets	223	1,718	—	—
Company contributions	726	746	42	37
Benefits paid	(912)	(815)	(78)	(73)
Business acquisition	761	—	—	—
Other	(32)	(51)	36	36

Fair value of plan assets at the end of year	$24,271	$23,505	$—	$—

Funded Status of the Plans	$(5,331)	$(4,007)	$(905)	$(929)

Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$53	$26	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(31)	(34)	(40)	(42)
Noncurrent pension, postretirement healthcare and other benefit obligations	(5,353)	(3,999)	(865)	(887)

Net amount recognized	$(5,331)	$(4,007)	$(905)	$(929)

Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service credit and other	$(546)	$(668)	$—	$—
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Prior service credit and other	$(121)	$(121)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2016
Qualified	$27,543	$23,017	$(4,526)
Nonqualified	261	—	(261)
International Plans	1,798	1,254	(544)

Total	$29,602	$24,271	$(5,331)

2015
Qualified	$26,365	$23,006	$(3,359)
Nonqualified	271	—	(271)
International Plans	876	499	(377)

Total	$27,512	$23,505	$(4,007)

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2016	2015
Pension Benefits
Fair value of plan assets	$23,867	$23,099
PBO	(29,251)	(27,132)

Net funded status	$(5,384)	$(4,033)

	ABO Exceeds the Fair Value of Plan Assets
	2016	2015
Pension Benefits
ABO(1)	$(28,493)	$(26,413)

Fair value of plan assets	23,865	23,099
PBO	(29,249)	(27,132)

Net funded status	$(5,384)	$(4,033)

(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2016	2015
Required	$8	$388
Voluntary	652	272

	$660	$660

For 2017, we anticipate making contributions to our U.S. Pension Plans totaling $1.0 billion (approximately $615 million of which are required).

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	Pension Plans			Postretirement Healthcare Plans
	2016	2015	2014	2016	2015	2014
Service cost	$662	$653	$657	$40	$40	$38
Interest cost	1,180	1,096	1,055	42	41	40
Expected return on plan assets	(1,508)	(1,678)	(1,495)	—	—	—
Amortization of prior service credit	(121)	(115)	(115)	—	—	—
Actuarial losses (gains) and other	1,562	2,190	7	(64)	6	5

Net periodic benefit cost	$1,775	$2,146	$109	$18	$87	$83

Amounts recognized in other comprehensive income (“OCI”) for all plans for the years ended May 31 were as follows (in millions):

	2016				2015
	Pension Plans		Postretirement Healthcare Plans		Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Prior service cost arising during period	$—	$—	$—	$—	$(113)	$(72)	$(1)	$—
Amortizations:
Prior services credit	121	76	—	—	115	72	—	—

Total recognized in OCI	$121	$76	$—	$—	$2	$—	$(1)	$—

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (millions):

	Pension Plans	Postretirement Healthcare Plans
2017	$982	$40
2018	1,010	41
2019	1,091	43
2020	1,201	42
2021	1,287	43
2022-2026	8,424	240

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 8.3% during 2017, decreasing to an annual growth rate of 4.50% in 2037 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2016 or 2016 benefit expense because the level of these benefits is capped.

NOTE 14: BUSINESS SEGMENT INFORMATION

FedEx Express, TNT Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Group:

FedEx Express Segment	FedEx Express (express transportation)
FedEx Trade Networks (air and ocean freight forwarding, customs brokerage and cross-border enablement technology and solutions)
FedEx SupplyChain Systems (logistics services)

TNT Express Segment	TNT Express (international express transportation, small-package ground delivery and freight transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery) GENCO (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. In 2016, these costs include our annual mark-to-market benefit plans adjustment, transaction and integration planning expenses related to our TNT Express acquisition, provisions for the settlement of and expected losses related to independent contractor litigation matters at FedEx Ground and the settlement of a U.S. Customs and Border Protection (“CBP”) notice of action (both legal matters are net of recognized immaterial insurance recovery).

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment(1)	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Eliminations, corporate and other(2)(3)	Consolidated Total
Revenues
2016	$ 26,451	$ 16,574	$ 6,200	$ 1,593	$ (453)	$ 50,365
2015	27,239	12,984	6,191	1,545	(506)	47,453
2014	27,121	11,617	5,757	1,536	(464)	45,567
Depreciation and amortization
2016	$ 1,385	$ 608	$ 248	$ 384	$ 6	$ 2,631
2015	1,460	530	230	390	1	2,611
2014	1,488	468	231	399	1	2,587
Operating income
2016	$ 2,519	$ 2,276	$ 426	$ —	$ (2,144)	$ 3,077
2015	1,584	2,172	484	—	(2,373)	1,867
2014	1,428	2,021	351	—	15	3,815
Segment assets(4)
2016	$ 21,207	$ 13,098	$ 3,749	$ 5,390	$ 2,620	$ 46,064
2015	20,382	11,691	3,471	5,356	(4,369)	36,531
2014	19,901	8,466	3,216	5,186	(3,699)	33,070

(1)

FedEx Express segment 2015 operating income includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

(2)

Operating income includes a loss of $1.5 billion in 2016, $2.2 billion in 2015 and $15 million in 2014 associated with our mark-to-market pension accounting. Operating income in 2016 includes provisions for the settlement of and expected losses related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a CBP notice of action in the amount of $69 million, in each case net of recognized immaterial insurance recovery. 2015 also includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

(3)	Includes TNT Express’s assets and immaterial financial results from the time of acquisition (May 25, 2016).

(4)	Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2016	$2,356	$1,597	$433	$432	$—	$4,818
2015	2,380	1,248	337	381	1	4,347
2014	1,994	850	325	363	1	3,533

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2016	2015	2014
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$6,763	$6,704	$6,555
U.S. overnight envelope	1,662	1,629	1,636
U.S. deferred	3,379	3,342	3,188

Total U.S. domestic package revenue	11,804	11,675	11,379
International priority	5,697	6,251	6,451
International economy	2,282	2,301	2,229

Total international export package revenue	7,979	8,552	8,680
International domestic(1)	1,285	1,406	1,446

Total package revenue	21,068	21,633	21,505
Freight:
U.S.	2,481	2,300	2,355
International priority	1,384	1,588	1,594
International airfreight	126	180	205

Total freight revenue	3,991	4,068	4,154
Other(2)	1,392	1,538	1,462

Total FedEx Express segment	26,451	27,239	27,121
FedEx Ground segment:
FedEx Ground	15,050	12,568	11,617
GENCO	1,524	416	—

Total FedEx Ground segment	16,574	12,984	11,617
FedEx Freight segment	6,200	6,191	5,757
FedEx Services segment	1,593	1,545	1,536
Other and eliminations(3)	(453)	(506)	(464)

	$50,365	$47,453	$45,567

GEOGRAPHICAL INFORMATION(4)

Revenues:
U.S.	$38,070	$34,216	$32,259
International:
FedEx Express segment	11,672	12,772	12,916
FedEx Ground segment	383	311	248
FedEx Freight segment	137	142	130
FedEx Services segment	10	12	14
Other(3)	93	—	—

Total international revenue	12,295	13,237	13,308

	$50,365	$47,453	$45,567

Noncurrent assets:
U.S.	$26,047	$23,582	$20,658
International	8,028	2,614	2,729

	$34,075	$26,196	$23,387

(1)	International domestic revenues represent our intra-country operations.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

(3)	Includes TNT Express’s revenue from the time of acquisition (May 25, 2016).

(4)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2016	2015	2014
Cash payments for:
Interest (net of capitalized interest)	$321	$201	$131

Income taxes	$996	$1,122	$820
Income tax refunds received	(5)	(9)	(54)

Cash tax payments, net	$991	$1,113	$766

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business and in connection with business acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result of the TNT Express acquisition, we have assumed a guarantee related to the demerger of TNT Express and PostNL Holding B.V., which occurred in 2011 for pension benefits earned prior to the date of the demerger. The risk of making payments associated with this guarantee is remote. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2016 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total

2017	$1,212	$1,235	$2,447
2018	1,770	401	2,171
2019	1,563	264	1,827
2020	1,620	193	1,813
2021	1,476	120	1,596
Thereafter	4,240	108	4,348

Total	$11,881	$2,321	$14,202

(1)	Primarily equipment, advertising contracts and, in 2017, approximately $615 million of estimated required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2016, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and seven Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs underway that are supported by the purchase of B777F and B767F aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

During July 2015, FedEx Express entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable FedEx Express to continue to improve the efficiency and reliability of its aircraft fleet.

On June 10, 2016, FedEx Express exercised options to acquire six additional B767F aircraft for delivery in 2019 and 2020.

We had $413 million in deposits and progress payments as of May 31, 2016 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2016, with the year of expected delivery:

	B767F	B777F	Total
2017	12	—	12
2018	16	2	18
2019	13	2	15
2020	12	3	15
2021	10	3	13
Thereafter	16	6	22

Total	79	16	95

NOTE 18: CONTINGENCIES

Wage-and-Hour. We are a defendant in several lawsuits containing various class-action allegations of wage-and-hour violations. The plaintiffs in these lawsuits allege, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. The complaints generally seek unspecified monetary damages, injunctive relief, or both. We do not believe that a material loss is reasonably possible with respect to any of these matters.

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 25 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as employees, rather than independent contractors.

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

The Kansas case was remanded to the multidistrict litigation court, and the other 19 cases remain at the Seventh Circuit; however, approval proceedings will be conducted primarily by the multidistrict litigation court. Plaintiffs filed preliminary approval motions in all 20 cases on June 15 and 29, 2016. The multidistrict litigation court set a fairness hearing for January 23 and 24, 2017.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Three of these matters settled for immaterial amounts and have received court approval. The cases in Arkansas and Florida settled in the second quarter of 2016, and we established an accrual in each of these cases for the amount of the settlement. The settlements are subject to court approval. On January 13, 2016, the court preliminarily approved the settlement of the Florida case and granted final approval at a fairness hearing on July 15, 2016. On January 29, 2016, the plaintiffs filed their motion for preliminary approval of the settlement in the Arkansas case.

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

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court granted final approval of the settlement on June 15, 2016. However, on June 30, 2016, an objector to the class settlement filed an appeal of the court’s approval of the settlement. We anticipate that the appeal will be argued in the spring of 2017. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

The two cases in Oregon were consolidated with a non-multidistrict litigation independent contractor case in Oregon. The three cases collectively settled in the second quarter of 2016, and we increased the accrual in these cases to the amount of the settlement. The settlement was preliminarily approved on April 20, 2016 and the court set a fairness hearing for October 18, 2016.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. We do not expect to incur a material loss in these matters; however, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. In these cases, we continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact FedEx Ground’s loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in these cases. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages in certain of these cases, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential loss could be impacted substantially by future rulings by the court, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues. As a consequence of these factors, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

Adverse determinations in matters related to FedEx Ground’s independent contractors, could, among other things, entitle certain owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors.

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Pursuant to motions to dismiss filed in both lawsuits, some of the claims have been dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the court dismissed, without prejudice to plaintiffs’ right to refile the claim at a later date, the New York Public Health Law claim. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount of loss cannot be estimated at this stage of the litigation and we expect the amount of any loss to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

In February 2014, FedEx Ground received oral communications from District Attorneys’ Offices (representing California’s county environmental authorities) and the California Attorney General’s Office (representing the California Division of Toxic Substances Control (“DTSC”)) that they were seeking civil penalties for alleged violations of the state’s hazardous waste regulations. Specifically, the California environmental authorities alleged that FedEx Ground improperly generates and/or handles, stores and transports hazardous waste from its stations to its hubs in California. In April 2014, FedEx Ground filed a declaratory judgment action in the United States District Court for the Eastern District of California against the Director of the California DTSC and the County District Attorneys with whom we had been negotiating. In June 2014, the California Attorney General filed a complaint against FedEx Ground in Sacramento County Superior Court alleging violations by FedEx Ground as described above. The County District Attorneys filed a similar complaint in Sacramento County Superior Court in July 2014. The county and state authorities filed a motion to dismiss FedEx Ground’s declaratory judgment action, and their motion was granted on January 22, 2015. FedEx Ground filed a notice of appeal with the Ninth Circuit Court of Appeals on February 23, 2015.

FedEx Ground and the County District Attorneys reached an agreement to resolve all claims between them, and on August 10, 2015, they filed a negotiated final judgment in Sacramento County Superior Court that the court subsequently approved. In the fourth quarter of 2015, we established an accrual for the final judgment amount, which was immaterial. On November 19, 2015, FedEx Ground and the DTSC agreed to settle their dispute, and on June 2, 2016, filed a negotiated final judgment in Sacramento County Superior Court, consistent with the terms FedEx Ground agreed upon with the County District Attorneys. We established an accrual for the settlement amount in the second quarter of 2016. This amount was immaterial.

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

In March 2016, the Court denied our motions to dismiss the money laundering charges and granted our motion to dismiss FedEx Corporation and FedEx Services from certain counts. Trial in this matter commenced on June 13, 2016, and on June 17, 2016, the DOJ dismissed all remaining criminal charges against FedEx and its subsidiaries.

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

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2016(1)
Revenues	$12,279	$12,453	$12,654	$12,979
Operating income (loss)	1,144	1,137	864	(68)
Net income (loss)	692	691	507	(70)
Basic earnings (loss) per common share(3)	2.45	2.47	1.86	(0.26)
Diluted earnings (loss) per common share(3)	2.42	2.44	1.84	(0.26)

2015(2)
Revenues	$11,684	$11,939	$11,716	$12,114
Operating income (loss)	1,062	1,088	1,038	(1,321)
Net income (loss)	653	663	628	(895)
Basic earnings (loss) per common share(3)	2.29	2.34	2.21	(3.16)
Diluted earnings (loss) per common share(3)	2.26	2.31	2.18	(3.16)

(1)

The fourth quarter of 2016 includes a $1.5 billion retirement plans mark-to-market loss and TNT Express transaction, financing and integration planning expenses and immaterial financial results from the time of acquisition totaling $79 million. In addition, the fourth quarter of 2016 includes a $76 million favorable tax impact from an internal corporate restructuring to facilitate the integration of FedEx Express and TNT Express and $11 million of expenses related to independent contractor litigation matters at FedEx Ground. The third quarter of 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $204 million and expenses related to the settlement of a U.S. Customs and Border Protection notice of action in the amount of $69 million, as well as TNT Express transaction, financing and integration planning expenses of $25 million. The second quarter of 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $41 million and $19 million of TNT Express transaction, financing and integration planning expenses.

(2)

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

The guarantor subsidiaries, which are wholly owned by FedEx, guarantee $13.6 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,974	$326	$1,277	$(43)	$3,534
Receivables, less allowances	1	4,461	2,831	(41)	7,252
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	233	724	246	—	1,203

Total current assets	2,208	5,511	4,354	(84)	11,989

PROPERTY AND EQUIPMENT, AT COST	22	43,760	3,236	—	47,018
Less accumulated depreciation and amortization	17	21,566	1,151	—	22,734

Net property and equipment	5	22,194	2,085	—	24,284

INTERCOMPANY RECEIVABLE	2,437	1,284	—	(3,721)	—
GOODWILL	—	1,571	5,176	—	6,747
INVESTMENT IN SUBSIDIARIES	24,766	3,697	—	(28,463)	—
OTHER ASSETS	3,461	970	1,851	(3,238)	3,044

	$32,877	$35,227	$13,466	$(35,506)	$46,064

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$13	$16	$—	$29
Accrued salaries and employee benefits	54	1,377	541	—	1,972
Accounts payable	8	1,501	1,519	(84)	2,944
Accrued expenses	883	1,411	769	—	3,063

Total current liabilities	945	4,302	2,845	(84)	8,008

LONG-TERM DEBT, LESS CURRENT PORTION	13,553	248	37	—	13,838
INTERCOMPANY PAYABLE	—	—	3,721	(3,721)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,436	369	(3,238)	1,567
Other liabilities	4,595	3,375	897	—	8,867

Total other long-term liabilities	4,595	7,811	1,266	(3,238)	10,434
STOCKHOLDERS’ INVESTMENT	13,784	22,866	5,597	(28,463)	13,784

	$32,877	$35,227	$13,466	$(35,506)	$46,064

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,383	$487	$971	$(78)	$3,763
Receivables, less allowances	3	4,383	1,385	(52)	5,719
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	689	123	—	853

Total current assets	2,427	5,559	2,479	(130)	10,335

PROPERTY AND EQUIPMENT, AT COST	29	40,364	2,471	—	42,864
Less accumulated depreciation and amortization	23	20,685	1,281	—	21,989

Net property and equipment	6	19,679	1,190	—	20,875

INTERCOMPANY RECEIVABLE	—	713	1,554	(2,267)	—
GOODWILL	—	1,552	2,258	—	3,810
INVESTMENT IN SUBSIDIARIES	23,173	3,800	—	(26,973)	—
OTHER ASSETS	2,770	898	480	(2,637)	1,511

	$28,376	$32,201	$7,961	$(32,007)	$36,531

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$7	$12	$—	$19
Accrued salaries and employee benefits	34	1,208	194	—	1,436
Accounts payable	5	1,433	758	(130)	2,066
Accrued expenses	604	1,557	274	—	2,435

Total current liabilities	643	4,205	1,238	(130)	5,956

LONG-TERM DEBT, LESS CURRENT PORTION	6,978	248	23	—	7,249
INTERCOMPANY PAYABLE	2,267	—	—	(2,267)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,662	185	(2,637)	1,210
Other liabilities	3,495	3,367	261	—	7,123

Total other long-term liabilities	3,495	7,029	446	(2,637)	8,333
STOCKHOLDERS’ INVESTMENT	14,993	20,719	6,254	(26,973)	14,993

	$28,376	$32,201	$7,961	$(32,007)	$36,531

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$42,143	$8,547	$(325)	$50,365

OPERATING EXPENSES:
Salaries and employee benefits	119	15,880	2,582	—	18,581
Purchased transportation	—	7,380	2,720	(134)	9,966
Rentals and landing fees	5	2,484	371	(6)	2,854
Depreciation and amortization	1	2,399	231	—	2,631
Fuel	—	2,324	75	—	2,399
Maintenance and repairs	1	1,954	153	—	2,108
Retirement plans mark-to-market adjustment	—	1,414	84	—	1,498
Intercompany charges, net	(645)	425	220	—	—
Other	519	5,274	1,643	(185)	7,251

	—	39,534	8,079	(325)	47,288

OPERATING INCOME	—	2,609	468	—	3,077

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,820	279	—	(2,099)	—
Interest, net	(355)	27	13	—	(315)
Intercompany charges, net	369	(354)	(15)	—	—
Other, net	(14)	(14)	6	—	(22)

INCOME BEFORE INCOME TAXES	1,820	2,547	472	(2,099)	2,740

Provision for income taxes	—	818	102	—	920

NET INCOME	$1,820	$1,729	$370	$(2,099)	$1,820

COMPREHENSIVE INCOME	$1,746	$1,704	$128	$(2,099)	$1,479

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$39,420	$8,414	$(381)	$47,453

OPERATING EXPENSES:
Salaries and employee benefits	106	14,626	2,378	—	17,110
Purchased transportation	—	5,802	2,878	(197)	8,483
Rentals and landing fees	5	2,322	360	(5)	2,682
Depreciation and amortization	1	2,370	240	—	2,611
Fuel	—	3,632	88	—	3,720
Maintenance and repairs	1	1,949	149	—	2,099
Impairment and other charges	—	276	—	—	276
Retirement plans mark-to-market adjustment	—	2,075	115	—	2,190
Intercompany charges, net	(450)	117	333	—	—
Other	337	4,946	1,311	(179)	6,415

	—	38,115	7,852	(381)	45,586

OPERATING INCOME	—	1,305	562	—	1,867

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,050	337	—	(1,387)	—
Interest, net	(247)	23	3	—	(221)
Intercompany charges, net	253	(265)	12	—	—
Other, net	(6)	(32)	19	—	(19)

INCOME BEFORE INCOME TAXES	1,050	1,368	596	(1,387)	1,627

Provision for income taxes	—	390	187	—	577

NET INCOME	$1,050	$978	$409	$(1,387)	$1,050

COMPREHENSIVE INCOME	$1,053	$929	$121	$(1,387)	$716

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$38,088	$7,820	$(341)	$45,567

OPERATING EXPENSES:
Salaries and employee benefits	99	13,936	2,136	—	16,171
Purchased transportation	—	5,374	2,796	(159)	8,011
Rentals and landing fees	5	2,282	340	(5)	2,622
Depreciation and amortization	1	2,379	207	—	2,587
Fuel	—	4,460	97	—	4,557
Maintenance and repairs	1	1,734	127	—	1,862
Retirement plans mark-to-market adjustment	—	13	2	—	15
Intercompany charges, net	(209)	(125)	334	—	—
Other	103	4,823	1,178	(177)	5,927

	—	34,876	7,217	(341)	41,752

OPERATING INCOME	—	3,212	603	—	3,815

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,324	412	—	(2,736)	—
Interest, net	(167)	16	9	—	(142)
Intercompany charges, net	172	(194)	22	—	—
Other, net	(5)	(14)	4	—	(15)

INCOME BEFORE INCOME TAXES	2,324	3,432	638	(2,736)	3,658

Provision for income taxes	—	1,141	193	—	1,334

NET INCOME	$2,324	$2,291	$445	$(2,736)	$2,324

COMPREHENSIVE INCOME	$2,248	$2,294	$417	$(2,736)	$2,223

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(831)	$5,932	$572	$35	$5,708

INVESTING ACTIVITIES
Capital expenditures	—	(4,617)	(201)	—	(4,818)
Business acquisitions, net of cash acquired	—	—	(4,618)	—	(4,618)
Proceeds from asset dispositions and other	(55)	33	12	—	(10)

CASH USED IN INVESTING ACTIVITIES	(55)	(4,584)	(4,807)	—	(9,446)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,629	(1,549)	(80)	—	—
Payment on loan between subsidiaries	(4,805)	109	4,696	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(19)	(22)	—	(41)
Proceeds from debt issuance	6,519	—	—	—	6,519
Proceeds from stock issuances	183	—	—	—	183
Excess tax benefit on the exercise of stock options	3	—	—	—	3
Dividends paid	(277)	—	—	—	(277)
Purchase of treasury stock	(2,722)	—	—	—	(2,722)
Other, net	(54)	(48)	48	—	(54)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	476	(1,487)	4,622	—	3,611

Effect of exchange rate changes on cash	1	(22)	(81)	—	(102)

Net (decrease) increase in cash and cash equivalents	(409)	(161)	306	35	(229)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$1,974	$326	$1,277	$(43)	$3,534

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(727)	$5,446	$575	$72	$5,366

INVESTING ACTIVITIES
Capital expenditures	(1)	(4,139)	(207)	—	(4,347)
Business acquisitions, net of cash acquired	(1,429)	—	—	—	(1,429)
Proceeds from asset dispositions and other	—	42	(18)	—	24

CASH USED IN INVESTING ACTIVITIES	(1,430)	(4,097)	(225)	—	(5,752)

FINANCING ACTIVITIES
Net transfers from (to) Parent	1,431	(1,502)	71	—	—
Payment on loan between subsidiaries	—	267	(267)	—	—
Intercompany dividends	—	68	(68)	—	—
Principal payments on debt	—	(1)	(4)	—	(5)
Proceeds from debt issuances	2,491	—	—	—	2,491
Proceeds from stock issuances	320	—	—	—	320
Excess tax benefit on the exercise of stock options	51	—	—	—	51
Dividends paid	(227)	—	—	—	(227)
Purchase of treasury stock	(1,254)	—	—	—	(1,254)
Other, net	(27)	(105)	105	—	(27)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,785	(1,273)	(163)	—	1,349

Effect of exchange rate changes on cash	(1)	(30)	(77)	—	(108)

Net increase in cash and cash equivalents	627	46	110	72	855
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908

Cash and cash equivalents at end of period	$2,383	$487	$971	$(78)	$3,763

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2014

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8)	$3,790	$535	$(53)	$4,264

INVESTING ACTIVITIES
Capital expenditures	(1)	(3,230)	(302)	—	(3,533)
Business acquisitions, net of cash acquired	—	(36)	—	—	(36)
Proceeds from asset dispositions and other	—	37	(19)	—	18

CASH USED IN INVESTING ACTIVITIES	(1)	(3,229)	(321)	—	(3,551)

FINANCING ACTIVITIES
Net transfers from (to) Parent	588	(546)	(42)	—	—
Payment on loan between subsidiaries	—	(4)	4	—	—
Intercompany dividends	—	54	(54)	—	—
Principal payments on debt	(250)	(4)	—	—	(254)
Proceeds from debt issuance	1,997	—	—	—	1,997
Proceeds from stock issuances	557	—	—	—	557
Excess tax benefit on the exercise of stock options	44	—	—	—	44
Dividends paid	(187)	—	—	—	(187)
Purchase of treasury stock	(4,857)	—	—	—	(4,857)
Other, net	(19)	(16)	16	—	(19)

CASH USED IN FINANCING ACTIVITIES	(2,127)	(516)	(76)	—	(2,719)

Effect of exchange rate changes on cash	—	(9)	6	—	(3)

Net (decrease) increase in cash and cash equivalents	(2,136)	36	144	(53)	(2,009)
Cash and cash equivalents at beginning of period	3,892	405	717	(97)	4,917

Cash and cash equivalents at end of period	$1,756	$441	$861	$(150)	$2,908

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our fixed-rate, long-term debt or our floating-rate debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed- and floating-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $14.3 billion at May 31, 2016 and outstanding fixed-rate, long-term debt (exclusive of capital leases) with an estimated fair value of $7.4 billion at May 31, 2015. Market risk for fixed- and floating-rate, long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $312 million as of May 31, 2016 and $208 million as of May 31, 2015. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the substantial majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a moderately positive impact on operating income in 2016 and 2015. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2016, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $68 million for 2017. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Our recently acquired TNT Express segment impacts our exposure to foreign currency exchange risk. TNT Express maintains derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income during the period since acquisition, which was immaterial for 2016.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2016. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2016(1)(2)	2015(2)(3)	2014(2)	2013(2)(4)	2012(2)(5)
Operating Results
Revenues	$50,365	$47,453	$45,567	$44,287	$42,680
Operating income (loss)	3,077	1,867	3,815	4,434	(399)
Income (loss) before income taxes	2,740	1,627	3,658	4,338	(444)
Net income (loss)	1,820	1,050	2,324	2,716	(220)

Per Share Data
Earnings (loss) per share:
Basic	$6.59	$3.70	$7.56	$8.61	$(0.70)
Diluted	$6.51	$3.65	$7.48	$8.55	$(0.70)

Average shares of common stock outstanding	276	283	307	315	315
Average common and common equivalent shares outstanding	279	287	310	317	317
Cash dividends declared	$1.00	$0.80	$0.60	$0.56	$0.52

Financial Position
Property and equipment, net	$24,284	$20,875	$19,550	$18,484	$17,248
Total assets	46,064	36,531	33,070	33,567	29,903
Long-term debt, less current portion	13,838	7,249	4,736	2,739	1,250
Common stockholders’ investment	13,784	14,993	15,277	17,398	14,727

Other Operating Data
FedEx Express aircraft fleet	643	647	650	647	660

(1)

Results for 2016 include provisions related to independent contractor litigation matters at FedEx Ground for $256 million, net of recognized insurance recovery ($158 million, net of tax, or $0.57 per diluted share), and expenses related to the settlement of a U.S. Customs and Border Protection notice of action in the amount of $69 million, net of recognized insurance recovery ($43 million, net of tax, or $0.15 per diluted share). Total transaction, financing and integration planning expenses related to our TNT Express acquisition, as well as TNT Express’s immaterial financial results from the time of acquisition, were $132 million ($125 million, net of tax, or $0.45 per diluted share) during 2016. In addition, 2016 results include a $76 million ($0.27 per diluted share) favorable tax impact from an internal corporate restructuring to facilitate the integration of FedEx Express and TNT Express.

(2)

Results include mark-to-market losses of $1.5 billion ($946 million, net of tax, or $3.39 per diluted share) in 2016, losses of $2.2 billion ($1.4 billion, net of tax, or $4.81 per diluted share) in 2015 and $15 million ($9 million, net of tax, or $0.03 per diluted share) in 2014, a gain of $1.4 billion ($835 million, net of tax, or $2.63 per diluted share) in 2013 and losses of $3.9 billion ($2.5 billion, net of tax, or $7.76 per diluted share) in 2012. See Note 1 and Note 13 of the accompanying consolidated financial statements.

(3)

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

(4)

Results for 2013 include $560 million ($353 million, net of tax, or $1.11 per diluted share) of business realignment costs and a $100 million ($63 million, net of tax, or $0.20 per diluted share) impairment charge resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(5)

Results for 2012 include a $134 million ($84 million, net of tax, or $0.26 per diluted share) impairment charge resulting from the decision to retire 24 aircraft and related engines at FedEx Express and the reversal of a $66 million legal reserve initially recorded in 2011.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2016 and 2015, and for each of the three years in the period ended May 31, 2016, and have issued our report thereon dated July 18, 2016 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 18, 2016

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2016, 2015, AND 2014

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR

Accounts Receivable Reserves:

Allowance for Doubtful Accounts

2016	$86	$121	$—		$134	(a)	$73

2015	81	145	—		140	(a)	86

2014	94	130	—		143	(a)	81

Allowance for Revenue Adjustments

2016	$99	$—	$692	(b)	$686	(c)	$105

2015	83	—	740	(b)	724	(c)	99

2014	82	—	626	(b)	625	(c)	83

Inventory Valuation Allowance:

2016	$207	$26	$—		$15		$218

2015	212	23	—		28		207

2014	205	20	—		13		212

(a)	Uncollectible accounts written off, net of recoveries.

(b)	Principally charged against revenue.

(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2016	2015	2014	2013	2012(1)
Earnings (loss):
Income (loss) before income taxes	$2,740	$1,627	$3,658	$4,338	$(444)
Add back:
Interest expense, net of capitalized interest	336	235	160	82	52
Amortization of debt issuance costs	8	5	4	5	5
Portion of rent expense representative of interest factor	924	908	876	864	797

Earnings as adjusted	$4,008	$2,775	$4,698	$5,289	$410

Fixed Charges:
Interest expense, net of capitalized interest	$336	$235	$160	$82	$52
Capitalized interest	42	37	29	45	85
Amortization of debt issuance costs	8	5	4	5	5
Portion of rent expense representative of interest factor	924	908	876	864	797

	$1,310	$1,185	$1,069	$996	$939

Ratio of Earnings to Fixed Charges	3.1	2.3	4.4	5.3	—

(1)	Earnings for 2012 were inadequate to cover fixed charges. Additional earnings of $529 million would have been necessary to bring the ratio for this period to 1.0.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Merger Protocol, dated as of April 6, 2015, between FedEx and TNT Express N.V. (Filed as Exhibit 2.1 to FedEx’s Current Report on Form 8-K dated April 6, 2015 and filed April 9, 2015, and incorporated herein by reference.)

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 7, 2016, and incorporated herein by reference.)

Long-Term Debt Instruments

4.1	Indenture, dated as of August 8, 2006, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.2	Supplemental Indenture No. 2, dated as of January 16, 2009, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.4 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.3	Form of 8.000% Note due 2019. (Included in Exhibit 4.4 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.4	Supplemental Indenture No. 3, dated as of July 27, 2012, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.5	Form of 2.625% Note due 2022. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.6	Form of 3.875% Note due 2042. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.7	Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.8	Form of 2.70% Note due 2023. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.9	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.10	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.11	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.12	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.13	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.14	Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.15	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.16	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.17	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.18	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.19	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.20	Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.21	Supplemental Indenture No. 1, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.22	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.23	Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.24	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.25	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.26	Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.27	Form of Floating Rate Note due 2019. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.28	Form of 0.500% Note due 2020. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.29	Form of 1.000% Note due 2023. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.30	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each amending the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.7	Seventh Amendment dated June 1, 2016 (but effective as of April 1, 2016) to the Composite Lease Agreement.

Aircraft-Related Agreements

10.8	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.9	Supplemental Agreement No. 1 dated as of June 16, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.10	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.11	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.12	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.13	Side letters dated May 29, 2009 and May 19, 2009, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.16	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.17	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.18	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.19	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011 to the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.20	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.22	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.23	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.24	Supplemental Agreement No. 23 (and related side letters) dated as December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.25	Supplemental Agreement No. 24 (and related side letters) dated as May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.26	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.27	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.30	Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.31	Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.34	Supplemental Agreement No. 7 dated as of April 18, 2016 amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Settlement Agreement

10.35	Class Action Settlement Agreement between Dean Alexander, Peter Allen, Albert Anaya, Suzanne Andrade, Jerrett Henderson, Ely Ines, Paul Infantino, Jorge Isla, Eric Jeppson, Gupertino Magana, Bernard Mendoza, Jesse Padilla, Marjorie Pontarolo, Joey Rodriguez, Dale Rose, Allan Ross, Agostino Scalercio, and Anthony Ybarra, on behalf of themselves, the Certified Class, the Overtime Sub-Class, and the Meal and Rest Period Settlement Sub-Class, and Defendant FedEx Ground Package System, Inc. (this agreement amends and restates in its entirety the Class Action Settlement Agreement filed as Exhibit 10.6 to FedEx’s FY16 First Quarter Report on Form 10-Q). (Filed as Exhibit 10.6 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.36	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx Corporation’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.37	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.40	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.41	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.42	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.43	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.44	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.46	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.47	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.48	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.49	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.50	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.51	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.52	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.54	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.55	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.56	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.57	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.58	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.59	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.60	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.61	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.62	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.63	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.64	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.65	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.66	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.67	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.68	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.69	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.70	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.71	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.72	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.73	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.74	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.75	Amendment dated January 12, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.76	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.77	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.78	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.79	Amendment dated February 11, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.80	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.81	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.82	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.83	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.84	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.85	Amendment dated March 7, 2016 (but effective as of November 28, 2015), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.86	Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.87	Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.88	Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.89	Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.90	Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Financing Agreement

10.91	Five-Year Credit Agreement dated as of November 13, 2015, among FedEx Corporation, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.92	FedEx 1997 Stock Incentive Plan, as amended, and Form of Stock Option Agreement pursuant to the 1997 Stock Incentive Plan. (The 1997 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-8, Registration No. 333-71065, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-71065 on Form S-8, and is incorporated herein by reference.)

10.93	Amendment to the 1997 Stock Incentive Plan. (Filed as Exhibit A to FedEx’s FY98 Definitive Proxy Statement, and incorporated herein by reference.)

10.94	FedEx 1999 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 1999 Stock Incentive Plan. (The 1999 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and is incorporated herein by reference.)

10.95	FedEx 2002 Stock Incentive Plan and Form of Stock Option Agreement pursuant to the 2002 Stock Incentive Plan. (The 2002 Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference, and the form of stock option agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and is incorporated herein by reference.)

10.96	Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.97	FedEx Incentive Stock Plan, as amended; Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans; Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended; and Form of Restricted Stock Agreement pursuant to the Incentive Stock Plan, as amended. (The Incentive Stock Plan, as amended, was filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Amendment to the Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant pursuant to the Incentive Stock Plan, as amended, was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and is incorporated herein by reference.)

10.98	FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom and Form of Share Option Agreement pursuant to the Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (The United Kingdom Sub-Plan was filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference, and the form of share option agreement pursuant to the United Kingdom Sub-Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and is incorporated herein by reference.)

10.99	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.100	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.101	FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”); Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan; and Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (The 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of stock option grant was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference.)

10.102	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.103	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.104	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.105	Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Michael L. Ducker, T. Michael Glenn, Alan B. Graf, Jr., Henry J. Maier and Christine P. Richards. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 152 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.