Form 10-Q
period 2016-08-31
FEDEX CORP
filed 2016-09-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 20, 2016
Common Stock, par value $0.10 per share	265,759,372

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets August 31, 2016 and May 31, 2016	3

Condensed Consolidated Statements of Income Three Months Ended August 31, 2016 and 2015	5

Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2016 and 2015	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	26

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	56

ITEM 4. Controls and Procedures	56

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	57

ITEM 1A. Risk Factors	57

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

ITEM 6. Exhibits	57

Signature	60

Exhibit Index	E-1

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 10.7

Exhibit 10.8

Exhibit 10.9

Exhibit 10.10

Exhibit 10.11

Exhibit 10.12

Exhibit 10.13

Exhibit 10.14

Exhibit 12.1

Exhibit 15.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Exhibit 101 - Instance Document

Exhibit 101 - Schema Document

Exhibit 101 - Calculation Linkbase Document

Exhibit 101 - Presentation Linkbase Document

Exhibit 101 - Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31,
	2016	May 31,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,989	$3,534
Receivables, less allowances of $169 and $178	7,233	7,252
Spare parts, supplies and fuel, less allowances of $222 and $218	512	496
Prepaid expenses and other	667	707

Total current assets	11,401	11,989

PROPERTY AND EQUIPMENT, AT COST	48,121	47,018
Less accumulated depreciation and amortization	23,317	22,734

Net property and equipment	24,804	24,284

OTHER LONG-TERM ASSETS
Goodwill	6,783	6,747
Other assets	2,587	2,939

Total other long-term assets	9,370	9,686

	$45,575	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31,
	2016	May 31,
	(Unaudited)	2016
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$47	$29
Accrued salaries and employee benefits	1,603	1,972
Accounts payable	2,851	2,944
Accrued expenses	2,973	3,063

Total current liabilities	7,474	8,008

LONG-TERM DEBT, LESS CURRENT PORTION	13,735	13,733

OTHER LONG-TERM LIABILITIES
Deferred income taxes	1,762	1,567
Pension, postretirement healthcare and other benefit obligations	6,063	6,227
Self-insurance accruals	1,338	1,314
Deferred lease obligations	457	400
Deferred gains, principally related to aircraft transactions	150	155
Other liabilities	454	771

Total other long-term liabilities	10,224	10,434

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2016 and May 31, 2016	32	32
Additional paid-in capital	2,918	2,892
Retained earnings	18,862	18,371
Accumulated other comprehensive loss	(176)	(169)
Treasury stock, at cost	(7,494)	(7,342)

Total common stockholders’ investment	14,142	13,784

	$45,575	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2016	2015
REVENUES	$14,663	$12,279

OPERATING EXPENSES:
Salaries and employee benefits	5,311	4,525
Purchased transportation	3,240	2,344
Rentals and landing fees	790	695
Depreciation and amortization	739	648
Fuel	650	712
Maintenance and repairs	598	548
Other	2,071	1,663

	13,399	11,135

OPERATING INCOME	1,264	1,144

OTHER INCOME (EXPENSE):
Interest, net	(113)	(63)
Other, net	(9)	3

	(122)	(60)

INCOME BEFORE INCOME TAXES	1,142	1,084

PROVISION FOR INCOME TAXES	427	392

NET INCOME	$715	$692

EARNINGS PER COMMON SHARE:
Basic	$2.69	$2.45

Diluted	$2.65	$2.42

DIVIDENDS DECLARED PER COMMON SHARE	$0.80	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2016	2015
NET INCOME	$715	$692

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax expense of $4 in 2016 and tax benefit of $13 in 2015	12	(138)
Amortization of prior service credit, net of tax benefit of $11 in 2016 and $7 in 2015	(19)	(24)

	(7)	(162)

COMPREHENSIVE INCOME	$708	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2016	2015
Operating Activities:
Net income	$715	$692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	739	648
Provision for uncollectible accounts	39	28
Stock-based compensation	57	53
Deferred income taxes and other noncash items	173	20
Changes in assets and liabilities:
Receivables	20	50
Other assets	(4)	(89)
Accounts payable and other liabilities	(753)	(151)
Other, net	(15)	(10)

Cash provided by operating activities	971	1,241

Investing Activities:
Capital expenditures	(1,215)	(1,209)
Proceeds from asset dispositions and other	9	10

Cash used in investing activities	(1,206)	(1,199)

Financing Activities:
Principal payments on debt	(12)	(15)
Proceeds from stock issuances	40	46
Excess tax benefit on the exercise of stock options	2	6
Dividends paid	(106)	(71)
Purchase of treasury stock	(222)	(190)
Other, net	(15)	—

Cash used in financing activities	(313)	(224)

Effect of exchange rate changes on cash	3	(38)

Net decrease in cash and cash equivalents	(545)	(220)
Cash and cash equivalents at beginning of period	3,534	3,763

Cash and cash equivalents at end of period	$2,989	$3,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2016 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2016, and the results of our operations and cash flows for the three-month periods ended August 31, 2016 and 2015. Operating results for the three-month period ended August 31, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2017 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RECLASSIFICATIONS. Reclassifications have been made to the May 31, 2016 condensed consolidated balance sheets to conform to the current year’s presentation of debt issuance costs. See recent accounting guidance below for additional information.

BUSINESS ACQUISITION. On May 25, 2016, we acquired TNT Express B.V. (“TNT Express”) for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of August 31, 2016, $36 million of shares associated with the transaction remained untendered, a decrease of $251 million since May 31, 2016. The remaining untendered shares are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment from the date of acquisition.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and our strength in other regions globally, including North America and Asia.

This acquisition is included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions). Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. We will complete our purchase price allocation no later than the fourth quarter of 2017.

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

Our stock-based compensation expense was $57 million for the three-month period ended August 31, 2016 and $53 million for the three-month period ended August 31, 2015. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the quarter, we retrospectively adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of debt issuance costs. This new guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This new guidance had a minimal impact on our accounting and financial reporting.

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

In March 2016, the FASB issued an Accounting Standards Update to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This new standard will have minimal impact on our financial reporting. These changes will be effective for our fiscal year beginning June 1, 2017 (fiscal 2018).

We believe that no other new accounting guidance was adopted or issued during the first three months of 2017 that is relevant to the readers of our financial statements.

TREASURY SHARES. In January 2016, our Board of Directors authorized a share repurchase program of up to 25 million shares. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

During the first quarter of 2017, we repurchased 1.4 million shares of FedEx common stock at an average price of $160.18 per share for a total of $222 million. As of August 31, 2016, 17.6 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On August 19, 2016, our Board of Directors declared a quarterly dividend of $0.40 per share of common stock. The dividend will be paid on October 3, 2016 to stockholders of record as of the close of business on September 12, 2016. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2016	2015
Foreign currency translation loss:
Balance at beginning of period	$(514)	$(253)
Translation adjustments	12	(138)

Balance at end of period	(502)	(391)

Retirement plans adjustments:
Balance at beginning of period	345	425
Reclassifications from AOCI	(19)	(24)

Balance at end of period	326	401

Accumulated other comprehensive (loss) income at end of period	$(176)	$10

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2016	2015
Amortization of retirement plans prior service credits, before tax	$30	$31	Salaries and employee benefits
Income tax benefit	(11)	(7)	Provision for income taxes

AOCI reclassifications, net of tax	$19	$24	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at August 31, 2016. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2016, no commercial paper was outstanding. However, we had a total of $311 million in letters of credit outstanding at August 31, 2016, with $189 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had a carrying value of $13.7 billion at August 31, 2016 and May 31, 2016, compared with estimated fair values of $15.0 billion at August 31, 2016 and $14.3 billion at May 31, 2016. The annualized weighted average interest rate on long-term debt was 3.6% for the three months ended August 31, 2016. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2016	2015
Basic earnings per common share:
Net earnings allocable to common shares(1)	$714	$691
Weighted-average common shares	265	282

Basic earnings per common share	$2.69	$2.45

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$714	$691

Weighted-average common shares	265	282
Dilutive effect of share-based awards	4	4

Weighted-average diluted shares	269	286
Diluted earnings per common share	$2.65	$2.42

Anti-dilutive options excluded from diluted earnings per common share	5.1	3.5

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans’ costs for the three-month periods ended August 31 were as follows (in millions):

	2016	2015
Defined benefit pension plans	$58	$53
Defined contribution plans	119	102
Postretirement healthcare plans	19	21

	$196	$176

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	Pension Plans		Postretirement Healthcare Plans
	2016	2015	2016	2015
Service cost	$180	$166	$9	$10
Interest cost	293	295	10	11
Expected return on plan assets	(386)	(377)	—	—
Amortization of prior service credit and other	(29)	(31)	—	—

	$58	$53	$19	$21

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were as follows (in millions):

	2016	2015
Required	$—	$6
Voluntary	250	159

	$250	$165

In September 2016, we made a required contribution of $250 million to our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

(6) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively under the respected FedEx brand. Our primary operating companies include FedEx Express, the world’s largest express transportation company; TNT Express, an international express, small-package ground delivery and freight transportation company that was acquired near the end of our 2016 fourth quarter; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

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
FedEx Office (document and business services and package acceptance)

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis by FedEx Express and reported in the FedEx Express segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2016	2015
Revenues
FedEx Express segment	$6,656	$6,591
TNT Express segment	1,804	N/A
FedEx Ground segment	4,290	3,830
FedEx Freight segment	1,658	1,601
FedEx Services segment	395	390
Eliminations and other	(140)	(133)

	$14,663	$12,279

Operating Income
FedEx Express segment	$624	$545
TNT Express segment	(14)	N/A
FedEx Ground segment	610	537
FedEx Freight segment	135	132
Eliminations, corporate and other	(91)	(70)

	$1,264	$1,144

(7) Commitments

As of August 31, 2016, our purchase commitments under various contracts for the remainder of 2017 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2017 (remainder)	$719	$1,112	$1,831
2018	1,767	463	2,230
2019	1,717	316	2,033
2020	1,925	222	2,147
2021	1,480	135	1,615
Thereafter	4,191	112	4,303

Total	$11,799	$2,360	$14,159

(1)	Primarily equipment, advertising contracts and, for the remainder of 2017, $616 million of estimated required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2016, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and seven Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

On June 10, 2016, FedEx Express exercised options to acquire six additional B767F aircraft for delivery in 2019 and 2020.

We had $392 million in deposits and progress payments as of August 31, 2016 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2016 with the year of expected delivery:

	B767F	B777F	Total
2017 (remainder)	6	—	6
2018	16	2	18
2019	15	2	17
2020	16	3	19
2021	10	3	13
Thereafter	16	6	22

Total	79	16	95

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2016 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2017 (remainder)	$398	$1,529	$1,927
2018	403	1,899	2,302
2019	345	1,673	2,018
2020	262	1,474	1,736
2021	204	1,329	1,533
Thereafter	364	8,123	8,487

Total	$1,976	$16,027	$18,003

Future minimum lease payments under capital leases were immaterial at August 31, 2016. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 24 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as employees, rather than independent contractors.

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

On October 3, 2014, the Kansas Supreme Court determined that a 20 factor right to control test applies to claims under the Kansas Wage Payment Act and concluded that under that test, the class members were employees, not independent contractors. The case was subsequently transferred back to the Seventh Circuit, where both parties made filings requesting the action necessary to complete the resolution of the appeals. The parties also made recommendations to the court regarding next steps for the other 19 cases that are before the Seventh Circuit. FedEx Ground requested that each of those cases be separately briefed given the potential differences in the applicable state law from that in Kansas. On July 8, 2015, the Seventh Circuit issued an order and opinion confirming the decision of the Kansas Supreme Court, concluding that the class members are employees, not independent contractors. Additionally, the Seventh Circuit referred the other 19 cases to a representative of the court for purposes of setting a case management conference to address briefing and argument for those cases. During the second quarter of 2015, we established an accrual for the estimated probable loss in the Kansas case. In the second quarter of 2016 the Kansas case settled, and we increased the accrual to the amount of the settlement. The settlement requires court approval.

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

The Kansas case was remanded to the multidistrict litigation court, and the other 19 cases remain at the Seventh Circuit; however, approval proceedings will be conducted primarily by the multidistrict litigation court. Plaintiffs filed motions for preliminary approval between June 15 and June 30, 2016, and on August 3 and 4, 2016, the multidistrict litigation court issued orders indicating that it would grant preliminary approval if the Seventh Circuit would remand the cases on appeal for the purpose of entering approval orders. Upon the parties’ joint motion, the Seventh Circuit remanded the cases for this purpose on August 10, 2016, and the multidistrict litigation court entered orders preliminarily approving the settlements on August 17, 2016. Fairness hearings are scheduled for January 23 and 24, 2017.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Four of these matters settled for immaterial amounts and have received court approval. The case in Arkansas settled in the second quarter of 2016, and we established an accrual for the amount of the settlement. The court granted preliminary approval on September 15, 2016, and scheduled a final approval hearing for March 1, 2017.

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

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court entered final judgment on June 20, 2016, and two objectors to the settlement filed appeals with the Ninth Circuit. We expect the appeals to be briefed by the end of the third quarter of 2017 and arguments to be scheduled thereafter. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

The two cases in Oregon were consolidated with a non-multidistrict litigation independent contractor case in Oregon. The three cases collectively settled in the second quarter of 2016, and we increased the accrual in these cases to the amount of the settlement. The settlement was preliminarily approved on April 20, 2016 and the court set a fairness hearing for October 20, 2016.

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

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Pursuant to motions to dismiss filed in both lawsuits, some of the claims have been dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the court dismissed, without prejudice to plaintiffs’ right to refile the claim at a later date, the New York Public Health Law claim. The plaintiffs have refiled the New York Public Health Law claim, and FedEx Ground has filed a motion to dismiss that claim that is pending with the court. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount of loss cannot be estimated at this stage of the litigation and we expect the amount of any loss to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On September 9, 2016, GENCO received a written offer from several District Attorneys’ Offices in California to settle a civil action that the District Attorneys intend to file against GENCO for alleged violations of the state’s hazardous waste regulations. Specifically, the District Attorneys’ Offices allege GENCO unlawfully disposed of hazardous waste at one of its California facilities and caused the illegal transportation and disposal of hazardous waste from the retail stores of a GENCO customer at this same facility. The District Attorneys allege these violations began in 2006 and continued until the facility closed in the spring of 2015. We believe an immaterial loss in this matter is probable. The District Attorneys are also investigating GENCO’s hazardous waste activities at eight additional facilities within California. We will pursue all available remedies against the sellers of GENCO to recover any losses in these matters.

FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2016	2015
Cash payments for:
Interest (net of capitalized interest)	$143	$139

Income taxes	$80	$115
Income tax refunds received	(8)	(2)

Cash tax payments, net	$72	$113

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,308	$327	$1,391	$(37)	$2,989
Receivables, less allowances	1	4,517	2,760	(45)	7,233
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	74	839	266	—	1,179

Total current assets	1,383	5,683	4,417	(82)	11,401

PROPERTY AND EQUIPMENT, AT COST	22	44,777	3,322	—	48,121
Less accumulated depreciation and amortization	17	22,061	1,239	—	23,317

Net property and equipment	5	22,716	2,083	—	24,804

INTERCOMPANY RECEIVABLE	2,747	1,177	—	(3,924)	—
GOODWILL	—	1,571	5,212	—	6,783
INVESTMENT IN SUBSIDIARIES	25,493	3,758	—	(29,251)	—
OTHER ASSETS	3,398	858	1,580	(3,249)	2,587

	$33,026	$35,763	$13,292	$(36,506)	$45,575

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$29	$18	$—	$47
Accrued salaries and employee benefits	38	1,115	450	—	1,603
Accounts payable	111	1,334	1,488	(82)	2,851
Accrued expenses	877	1,368	728	—	2,973

Total current liabilities	1,026	3,846	2,684	(82)	7,474

LONG-TERM DEBT, LESS CURRENT PORTION	13,458	245	32	—	13,735
INTERCOMPANY PAYABLE	—	—	3,924	(3,924)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,645	366	(3,249)	1,762
Other liabilities	4,400	3,420	642	—	8,462

Total other long-term liabilities	4,400	8,065	1,008	(3,249)	10,224
STOCKHOLDERS’ INVESTMENT	14,142	23,607	5,644	(29,251)	14,142

	$33,026	$35,763	$13,292	$(36,506)	$45,575

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,974	$326	$1,277	$(43)	$3,534
Receivables, less allowances	1	4,461	2,831	(41)	7,252
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	233	724	246	—	1,203

Total current assets	2,208	5,511	4,354	(84)	11,989

PROPERTY AND EQUIPMENT, AT COST	22	43,760	3,236	—	47,018
Less accumulated depreciation and amortization	17	21,566	1,151	—	22,734

Net property and equipment	5	22,194	2,085	—	24,284

INTERCOMPANY RECEIVABLE	2,437	1,284	—	(3,721)	—
GOODWILL	—	1,571	5,176	—	6,747
INVESTMENT IN SUBSIDIARIES	24,766	3,697	—	(28,463)	—
OTHER ASSETS	3,359	967	1,851	(3,238)	2,939

	$32,775	$35,224	$13,466	$(35,506)	$45,959

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$13	$16	$—	$29
Accrued salaries and employee benefits	54	1,377	541	—	1,972
Accounts payable	8	1,501	1,519	(84)	2,944
Accrued expenses	883	1,411	769	—	3,063

Total current liabilities	945	4,302	2,845	(84)	8,008

LONG-TERM DEBT, LESS CURRENT PORTION	13,451	245	37	—	13,733
INTERCOMPANY PAYABLE	—	—	3,721	(3,721)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,436	369	(3,238)	1,567
Other liabilities	4,595	3,375	897	—	8,867

Total other long-term liabilities	4,595	7,811	1,266	(3,238)	10,434
STOCKHOLDERS’ INVESTMENT	13,784	22,866	5,597	(28,463)	13,784

	$32,775	$35,224	$13,466	$(35,506)	$45,959

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,903	$3,830	$(70)	$14,663

OPERATING EXPENSES:
Salaries and employee benefits	36	4,106	1,169	—	5,311
Purchased transportation	—	1,917	1,351	(28)	3,240
Rentals and landing fees	1	620	170	(1)	790
Depreciation and amortization	—	611	128	—	739
Fuel	—	578	72	—	650
Maintenance and repairs	—	526	72	—	598
Intercompany charges, net	(90)	62	28	—	—
Other	53	1,373	686	(41)	2,071

	—	9,793	3,676	(70)	13,399

OPERATING INCOME	—	1,110	154	—	1,264

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	715	56	—	(771)	—
Interest, net	(122)	9	—	—	(113)
Intercompany charges, net	122	(81)	(41)	—	—
Other, net	—	(5)	(4)	—	(9)

INCOME BEFORE INCOME TAXES	715	1,089	109	(771)	1,142

Provision for income taxes	—	380	47	—	427

NET INCOME	$715	$709	$62	$(771)	$715

COMPREHENSIVE INCOME	$696	$702	$81	$(771)	$708

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED) Three Months Ended August 31, 2015
	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$9,873	$2,509	$(103)	$12,279

OPERATING EXPENSES:
Salaries and employee benefits	34	3,813	678	—	4,525
Purchased transportation	—	1,434	965	(55)	2,344
Rentals and landing fees	1	587	108	(1)	695
Depreciation and amortization	—	583	65	—	648
Fuel	—	691	21	—	712
Maintenance and repairs	—	508	40	—	548
Intercompany charges, net	(69)	(40)	109	—	—
Other	34	1,264	412	(47)	1,663

	—	8,840	2,398	(103)	11,135

OPERATING INCOME	—	1,033	111	—	1,144

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	692	61	—	(753)	—
Interest, net	(75)	8	4	—	(63)
Intercompany charges, net	78	(76)	(2)	—	—
Other, net	(3)	(3)	9	—	3

INCOME BEFORE INCOME TAXES	692	1,023	122	(753)	1,084

Provision for income taxes	—	357	35	—	392

NET INCOME	$692	$666	$87	$(753)	$692

COMPREHENSIVE INCOME	$674	$651	$(42)	$(753)	$530

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(342)	$1,119	$188	$6	$971

INVESTING ACTIVITIES
Capital expenditures	—	(1,111)	(104)	—	(1,215)
Proceeds from asset dispositions and other	—	9	—	—	9

CASH USED IN INVESTING ACTIVITIES	—	(1,102)	(104)	—	(1,206)

FINANCING ACTIVITIES
Net transfers from (to) Parent	(35)	(2)	37	—	—
Payment on loan between subsidiaries	(2)	(14)	16	—	—
Principal payments on debt	—	(7)	(5)	—	(12)
Proceeds from stock issuances	40	—	—	—	40
Excess tax benefit on the exercise of stock options	2	—	—	—	2
Dividends paid	(106)	—	—	—	(106)
Purchase of treasury stock	(222)	—	—	—	(222)
Other, net	(1)	(1)	(13)	—	(15)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(324)	(24)	35	—	(313)

Effect of exchange rate changes on cash	—	8	(5)	—	3

Net (decrease) increase in cash and cash equivalents	(666)	1	114	6	(545)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534

Cash and cash equivalents at end of period	$1,308	$327	$1,391	$(37)	$2,989

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED) Three Months Ended August 31, 2015
	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(397)	$1,533	$71	$34	$1,241

INVESTING ACTIVITIES
Capital expenditures	—	(1,170)	(39)	—	(1,209)
Proceeds from asset dispositions and other	(5)	15	—	—	10

CASH USED IN INVESTING ACTIVITIES	(5)	(1,155)	(39)	—	(1,199)

FINANCING ACTIVITIES
Net transfers from (to) Parent	452	(479)	27	—	—
Payment on loan between subsidiaries	—	98	(98)	—	—
Intercompany dividends	—	4	(4)	—	—
Principal payments on debt	—	(2)	(13)	—	(15)
Proceeds from stock issuances	46	—	—	—	46
Excess tax benefit on the exercise of stock options	6	—	—	—	6
Dividends paid	(71)	—	—	—	(71)
Purchase of treasury stock	(190)	—	—	—	(190)
Other, net	—	(25)	25	—	—

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	243	(404)	(63)	—	(224)

Effect of exchange rate changes on cash	—	(15)	(23)	—	(38)

Net (decrease) increase in cash and cash equivalents	(159)	(41)	(54)	34	(220)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$2,224	$446	$917	$(44)	$3,543

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2016, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 18, 2016. In our opinion, the accompanying condensed consolidated balance sheet of FedEx Corporation as of May 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 21, 2016

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2016 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; TNT Express B.V. (“TNT Express”), an international express, small-package ground delivery and freight transportation company, FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

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

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees, and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2017 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, our FedEx Express group, which includes the FedEx Express and TNT Express segments, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenues and operating income (dollars in millions, except per share amounts) for the three-month periods ended August 31:

	2016	2015	Percent Change
Consolidated revenues	$14,663	$12,279	19
Operating income:
FedEx Express Segment	624	545	14
TNT Express Segment	(14)	—	—
FedEx Ground Segment	610	537	14
FedEx Freight Segment	135	132	2
Eliminations, corporate and other	(91)	(70)	(30)

Consolidated operating income	1,264	1,144	10

Operating margin:
FedEx Express Segment	9.4%	8.3%	110	bp
TNT Express Segment	(0.8%)	—	—	bp
FedEx Ground Segment	14.2%	14.0%	20	bp
FedEx Freight Segment	8.1%	8.2%	(10	)bp
Consolidated operating margin	8.6%	9.3%	(70	)bp
Consolidated net income	$715	$692	3

Diluted earnings per share	$2.65	$2.42	10

	Year-over-Year Changes
	Revenues	Operating Income
FedEx Express segment	$65	$79
TNT Express segment	1,804	(14)
FedEx Ground segment	460	73
FedEx Freight segment	57	3
FedEx Services segment	5	—
Eliminations, corporate and other	(7)	(21)

	$2,384	$120

Overview

Our results for the first quarter of 2017 improved due to higher operating income at FedEx Express, as we continue to improve base yields while constraining expense growth, and at FedEx Ground, driven by volume and yield growth. These factors were partially offset by higher network expansion costs and purchased transportation rates at FedEx Ground and lower LTL revenue per shipment at FedEx Freight.

In the first quarter of 2017 we incurred an aggregate $68 million ($45 million, net of tax, or $0.17 per diluted share) of integration expenses for TNT Express and charges associated with TNT Express’s restructuring program called Outlook. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional fees, advertising expenses, legal expenses and travel. Internal salaries, wages, and benefits costs are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred primarily at FedEx Corporation and FedEx Express. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. In addition, we incurred $28 million ($21 million, net of tax, or $0.08 per diluted share) of increased intangible asset amortization as a result of this acquisition.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters (TNT Express volume trends are not presented, as it was acquired on May 25, 2016):

(1)	International domestic average daily package volume represents our international intra-country operations in the FedEx Express Segment.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters (TNT yield trends are not presented, as it was acquired on May 25, 2016):

Revenue

Revenues increased 19% during the first quarter of 2017 due to the inclusion of TNT Express and improved performance at our other transportation segments. At FedEx Ground, revenues increased 12% due to volume growth in our residential services and commercial business. Revenues at FedEx Express increased 1% due to base yields, package volume and freight pounds growth. FedEx Freight increased revenues 4% due to higher average daily LTL shipments, which was partially offset by lower revenue per LTL shipment. Lower fuel surcharges had a negative impact on revenues at all of our transportation segments and unfavorable exchange rates negatively impacted revenues at FedEx Express in the first quarter of 2017.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	$5,311	$4,525	36.2%	36.9%
Purchased transportation	3,240	2,344	22.1	19.1
Rentals and landing fees	790	695	5.4	5.6
Depreciation and amortization	739	648	5.1	5.3
Fuel	650	712	4.4	5.8
Maintenance and repairs	598	548	4.1	4.5
Other	2,071	1,663	14.1	13.5

Total operating expenses	$13,399	$11,135	91.4	90.7

Operating income	$1,264	$1,144	8.6%	9.3%

Operating margin declined during the first quarter of 2017 due to the inclusion of TNT Express, which was partially offset by the continued benefits from cost management initiatives at FedEx Express.

The inclusion of the TNT Express segment in our results has impacted the year-over-year comparability of all our operating expenses. Purchased transportation costs increased 38% in the first quarter of 2017 due to the inclusion of TNT Express and higher volumes and increased rates at FedEx Ground. Salaries and employee benefits expense increased 17% in the first quarter of 2017 due to the inclusion of TNT Express, volume growth and staffing to support network expansion at FedEx Ground and increased staffing at FedEx Freight. Other expenses were 25% higher in the first quarter of 2017 primarily due to the inclusion of TNT Express results driven by outside service contracts.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 9% in the first quarter of 2017 due to lower fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2017 and 2016 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express, TNT Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in August 2016 was set based on June 2016 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express, TNT Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. As announced on September 19, 2016, FedEx Express and FedEx Ground fuel surcharges will be adjusted on a weekly basis compared to the current monthly adjustment, effective February 6, 2017. On November 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express, FedEx Ground and FedEx Freight.

The net impact of fuel had a minimal impact to consolidated operating income in the first quarter of 2017, as the year-over-year decrease in fuel prices were offset by decreased fuel surcharge revenue during the first quarter of 2017 versus the prior year.

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

Other Income and Expense

Interest expense increased $50 million in the first quarter of 2017 primarily due to our U.S. and European debt issuances in fiscal 2016. The annualized weighted average interest rate on long-term debt was 3.6% for the three months ended August 31, 2016, reflecting the favorable interest rates obtained in recent debt offerings.

Income Taxes

Our effective tax rate was 37.4% for the first quarter of 2017 and 36.2% for the first quarter of 2016. The tax rate in the first quarter of 2017 increased due to the impact of local country losses in some entities within TNT Express, for which no tax benefit could be recognized due to the uncertainty as to the utilization of these losses. Longer term, as the synergies from the TNT Express acquisition result in greater international profits, we expect our effective tax rate to be lower than the rate in recent years.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2016, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2016.

Business Acquisition

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of August 31, 2016, $36 million of shares associated with the transaction remained untendered, a decrease of $251 million since May 31, 2016. The remaining untendered shares are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment from the date of acquisition.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and our strength in other regions globally, including North America and Asia.

Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, is preliminary and will likely change in future periods, perhaps significantly, as fair value estimates of the assets acquired and liabilities assumed are refined during the measurement period. We will complete our purchase price allocation no later than the fourth quarter of 2017.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion of this acquisition.

Outlook

We expect revenue and earnings growth in 2017 prior to any mark-to-market (MTM) benefit plans adjustment. Our results in 2017 will continue to be negatively impacted by our TNT Express integration and restructuring activities. Our expectations for earnings growth in the second quarter and the remainder of 2017 are dependent on key external factors, including fuel prices and the pace of improvement in the global economy.

Due to our TNT Express acquisition, 2017 will be a year of intensive integration activities and investments. We have owned TNT Express for approximately 120 days, and our integration activities are well underway. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, clearance, sales and back-office IT systems, and is expected to take four years to complete. In addition, as discussed in our Annual Report, TNT Express is undergoing a large restructuring program called Outlook, which includes incurring certain restructuring costs. We estimate incurring costs of approximately $275 million in 2017 as a result of the TNT Express integration and Outlook restructuring programs. We currently expect the aggregate integration program expense over the four years to be in the range of $700 million to $800 million. The timing and amount of integration-related expenses in any future period is subject to change as we implement our plans. Therefore, we cannot currently predict if TNT Express will be accretive under accounting principles generally accepted in the United States in 2018.

We believe that this acquisition presents significant opportunities for material synergies in pickup and delivery costs, air and ground network optimization, selling, general and administrative expenses, as well as revenue growth, and the benefit of a lower tax rate. We are currently anticipating annual pre-tax synergies following the completion of the integration program in fiscal 2020 of $750 million. Given that the integration is complex and spans several years, how we achieve our target may evolve over time as market conditions and other factors change.

Other Outlook Matters. For details on key 2017 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

We are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Model” section of our FedEx Ground segment MD&A.

In the third quarter of 2016, FedEx Ground announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network. To date, service providers in 32 states are operating under, or transitioning to, the ISP model. The transition to the ISP model in the remaining 18 states is expected to be completed by the end of 2020. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the quarter, we retrospectively adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of debt issuance costs. This new guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This new guidance had a minimal impact on our accounting and financial reporting.

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

In March 2016, the FASB issued an Accounting Standards Update to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. This new standard will have minimal impact on our financial reporting. These changes will be effective for our fiscal year beginning June 1, 2017 (fiscal 2018).

We believe that no other new accounting guidance was adopted or issued during the first three months of 2017 that is relevant to the readers of our financial statements.

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
GENCO Distribution System, Inc. (“GENCO”) (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The line item “Intercompany charges” on the accompanying unaudited condensed consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. The year-over-year increase in these costs was driven by TNT Express integration expenses discussed above.

FEDEX EXPRESS GROUP

The FedEx Express Group consists of the combined results of the FedEx Express and TNT Express segments. As discussed in our Annual Report, we have combined these segments for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparison purposes. We acquired TNT Express in the fourth quarter of 2016, which has impacted the year-over-year comparability of revenue and operating income. The following table compares selected performance measures (dollars in millions) for the three-month periods ended August 31:

	2016	2015	Percent Change
Revenues:
FedEx Express Segment	$6,656	$6,591	1
TNT Express Segment	1,804	—	NM

FedEx Express Group	8,460	6,591	28

Operating income (loss):
FedEx Express Segment	624	545	14
TNT Express Segment	(14)	—	NM

FedEx Express Group	$610	$545	12

Operating margin:
FedEx Express Segment	9.4%	8.3%	110	bp
TNT Express Segment	(0.8%)	—	NM	bp

FedEx Express Group	7.2%	8.3%	(110	)bp

FedEx Express Group Results

In the first quarter of 2017, the FedEx Express Group delivered combined revenue of $8.5 billion, which represents an increase of 28% over the first quarter of 2016. This increase was due to the inclusion of our recently acquired TNT Express segment, as well as improved base yields and package volume and freight pounds growth at our FedEx Express segment, which were partially offset by the negative impact of lower fuel surcharges and slightly unfavorable exchange rates.

Operating income increased in the first quarter of 2017 within the FedEx Express group reflecting the continued success of our FedEx Express segment, which was slightly offset by the TNT Express segment. The TNT Express segment reported an operating loss due to the continued execution of the Outlook restructuring program and amortization of intangible assets. Operating margin of the group declined due to the inclusion of the TNT Express segment which was partially offset by the increase in the FedEx Express segment operating margin.

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

	2016	2015	Percent Change
Revenues:
Package:
U.S. overnight box	$1,722	$1,658	4
U.S. overnight envelope	443	422	5
U.S. deferred	810	816	(1)

Total U.S. domestic package revenue	2,975	2,896	3

International priority	1,434	1,464	(2)
International economy	584	574	2

Total international export package revenue	2,018	2,038	(1)

International domestic(1)	320	327	(2)

Total package revenue	5,313	5,261	1
Freight:
U.S.	616	573	8
International priority	360	350	3
International airfreight	27	36	(25)

Total freight revenue	1,003	959	5		Percent of Revenue

Other(2)	340	371	(8)		2016	2015

Total revenues	6,656	6,591	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	2,588	2,523	3		38.9	38.3
Purchased transportation	557	601	(7)		8.4	9.1
Rentals and landing fees	401	410	(2)		6.0	6.2
Depreciation and amortization	348	347	—		5.2	5.3
Fuel	501	607	(17)		7.5	9.2
Maintenance and repairs	357	345	3		5.4	5.2
Intercompany charges	462	445	4		6.9	6.7
Other	818	768	7		12.3	11.7

Total operating expenses	6,032	6,046	—		90.6%	91.7%

Operating income	$624	$545	14

Operating margin	9.4%	8.3%	110	bp

(1)	International domestic revenues represent our international intra-country operations.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2016	2015	Percent Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,255	1,210	4
U.S. overnight envelope	570	541	5
U.S. deferred	824	865	(5)

Total U.S. domestic ADV	2,649	2,616	1

International priority	385	389	(1)
International economy	178	176	1

Total international export ADV	563	565	—

International domestic(2)	875	855	2

Total ADV	4,087	4,036	1

Revenue per package (yield):
U.S. overnight box	$21.11	$21.08	—
U.S. overnight envelope	11.96	11.99	—
U.S. deferred	15.12	14.52	4
U.S. domestic composite	17.28	17.03	1
International priority	57.30	57.86	(1)
International economy	50.48	50.18	1
International export composite	55.15	55.47	(1)
International domestic(2)	5.62	5.88	(4)
Composite package yield	20.00	20.05	—
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,067	7,278	11
International priority	2,534	2,491	2
International airfreight	585	609	(4)

Total average daily freight pounds	11,186	10,378	8

Revenue per pound (yield):
U.S.	$1.18	$1.21	(2)
International priority	2.19	2.16	1
International airfreight	0.70	0.92	(24)
Composite freight yield	1.38	1.42	(3)

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 1% in the first quarter of 2017 due to improved base yields and package volume and freight pounds growth, which was largely offset by lower fuel surcharges and slightly unfavorable exchange rates. U.S. domestic average daily volumes increased 1% in the first quarter of 2017 driven by our overnight service offerings. U.S. domestic yields increased 1% in the first quarter of 2017 due to higher base rates partially offset by lower fuel surcharges. Freight average daily pounds increased 8% in the first quarter of 2017 due to higher U.S. Postal Service volume. International export yields decreased 1% in the first quarter of 2017 due to the negative impact of lower fuel surcharges and unfavorable exchange rates and were partially offset by higher base rates.

Our fuel surcharges are indexed to the spot price for jet fuel. Using this index, the U.S. domestic and outbound fuel surcharge percentages and the international fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2016	2015
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	3.00%
High	2.50	4.00
Weighted-average	1.83	3.34

International Fuel Surcharges:
Low	1.00	3.00
High	9.50	12.00
Weighted-average	5.69	8.82

On September 19, 2016, FedEx Express announced a 3.9% average list price increase for U.S. domestic, U.S. export and U.S. import services and a change to the U.S. domestic dimensional weight divisor effective January 2, 2017. In addition, FedEx Express fuel surcharges will be adjusted on a weekly basis compared to the current monthly adjustment, effective February 6, 2017. On January 4, 2016, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In addition, effective November 2, 2015, FedEx Express updated certain tables used to determine fuel surcharges.

FedEx Express Segment Operating Income

FedEx Express continued to increase operating income, which was up 14%, and grew operating margin 110 basis points in the first quarter of 2017 due to base yield improvement, volume growth and the continued benefits of cost management initiatives. In addition, results in the first quarter of 2017 include approximately $22 million of TNT Express integration expenses. FedEx Express continues to manage network capacity to match customer demand, reduce structural costs, modernize our fleet and drive productivity increases throughout its operations.

Salaries and employee benefits increased 3% in the first quarter of 2017 due to merit increases and staffing to support volume growth. Other expenses increased 7% in the first quarter of 2017 primarily due to TNT Express integration expenses of approximately $15 million. Purchased transportation expenses decreased 7% in the first quarter of 2017 driven by lower exchange rates.

Fuel expense decreased 17% during the first quarter of 2017 due to lower fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

TNT EXPRESS SEGMENT

TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. Services are primarily classified by the speed, distance, weight and size of shipments. Whereas the majority of shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. We acquired TNT Express in the fourth quarter of 2016. The following table presents revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three month period ended August 31:

		Percent of Revenue
	2016	2016
Revenues	$1,804	100.0%
Operating expenses:
Salaries and employee benefits	521	28.9
Purchased transportation	768	42.5
Rentals and landing fees	86	4.8
Depreciation and amortization	72	4.0
Fuel	54	3.0
Maintenance and repairs	36	2.0
Other	281	15.6

Total operating expenses	1,818	100.8%

Operating loss	$(14)

Operating margin	(0.8)%

Package:

Average daily packages	919
Revenue per package (yield)	$25.97

Freight:

Average daily pounds	3,702
Revenue per pound (yield)	$0.62

TNT Express fuel surcharges are indexed to the spot price for jet fuel. Using this index, the international fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

2016
International Fuel Surcharges:
Low	6.50%
High	18.00
Weighted-average	12.70

TNT Express Segment Results

The TNT Express segment was formed in the fourth quarter of 2016, following the acquisition of TNT Express on May 25, 2016. Since the date of acquisition, TNT Express has focused on maintaining its customer base while beginning integration activities with FedEx Express, as well as continuing to execute the Outlook program.

TNT Express revenues were $1.8 billion for the first quarter of 2017. However, TNT Express reported an operating loss in the first quarter of 2017 due to intangible asset amortization of $28 million and $20 million of Outlook restructuring and integration costs. Costs associated with the Outlook restructuring program are expected to continue through calendar year 2018 and integration costs are expected to continue through fiscal year 2020.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

	2016	2015	Percent Change
Revenues:
FedEx Ground	$3,891	$3,460	12		Percent of Revenue

GENCO	399	370	8		2016	2015

Total revenues	4,290	3,830	12		100.0%	100.0%

Operating expenses:
Salaries and employee benefits	766	653	17		17.9	17.0
Purchased transportation	1,692	1,527	11		39.4	39.9
Rentals	181	145	25		4.2	3.8
Depreciation and amortization	163	146	12		3.8	3.8
Fuel	2	3	(33)		—	0.1
Maintenance and repairs	76	69	10		1.8	1.8
Intercompany charges	325	297	9		7.6	7.8
Other	475	453	5		11.1	11.8

Total operating expenses	3,680	3,293	12		85.8%	86.0%

Operating income	$610	$537	14

Operating margin	14.2%	14.0%	20	bp

Average daily package volume
FedEx Ground	7,389	6,717	10

Revenue per package (yield)
FedEx Ground	$8.09	$7.91	2

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 12% during the first quarter of 2017 due to volume and yield growth and were partially offset by lower fuel surcharges.

Average daily volume at FedEx Ground increased 10% during the first quarter of 2017 primarily due to continued growth in our residential services driven by e-commerce, as well as our commercial business. FedEx Ground yield increased 2% during the first quarter of 2017 primarily due to higher base yields, which were partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2016	2015
Low	3.30%	4.00%
High	4.00	4.50
Weighted-average	3.70	4.30

On September 19, 2016, FedEx Ground announced a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor effective January 2, 2017. In addition, FedEx Ground fuel surcharges will be adjusted on a weekly basis compared to the current monthly adjustment, effective February 6, 2017. On January 4, 2016, FedEx Ground implemented a 4.9% increase in average list price. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income and margin increased during the first quarter of 2017 due to volume and yield growth and lower self-insurance costs. These factors were partially offset by higher operational costs due to continued network expansion and higher purchased transportation rates.

Purchased transportation expense increased 11% in the first quarter of 2017 due to higher volumes and increased rates. Salaries and employee benefits expense increased 17% during the first quarter of 2017 due to volume growth and additional staffing to support network expansion. Rentals expense increased 25% and depreciation and amortization expense increased 12% in the first quarter of 2017 due to network expansion.

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

For additional information on the FedEx Ground Independent Service Provider model, see Part 1, Item 1 of our Annual Report under the caption “Independent Contractor Model” and “Other Outlook Matters” under Consolidated Results of this MD&A.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2016	2015	Change		2016	2015
Revenues	$1,658	$1,601	4		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	772	721	7		46.6	45.0
Purchased transportation	259	251	3		15.6	15.7
Rentals	30	43	(30)		1.8	2.7
Depreciation and amortization	64	59	8		3.9	3.7
Fuel	91	102	(11)		5.5	6.4
Maintenance and repairs	54	53	2		3.2	3.3
Intercompany charges	126	113	12		7.6	7.1
Other	127	127	—		7.7	7.9

Total operating expenses	1,523	1,469	4		91.9%	91.8%

Operating income	$135	$132	2

Operating margin	8.1%	8.2%	(10	)bp

Average daily LTL shipments (in thousands)
Priority	72.5	66.5	9
Economy	32.3	30.7	5

Total average daily LTL shipments	104.8	97.2	8

Weight per LTL shipment (lbs)
Priority	1,176	1,198	(2)
Economy	1,098	1,168	(6)
Composite weight per LTL shipment	1,152	1,189	(3)

LTL revenue per shipment
Priority	$217.50	$223.26	(3)
Economy	255.46	269.33	(5)
Composite LTL revenue per shipment	$229.20	$237.81	(4)

LTL revenue per hundredweight
Priority	$18.49	$18.63	(1)
Economy	23.26	23.06	1
Composite LTL revenue per hundredweight	$19.89	$20.01	(1)

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 4% during the first quarter of 2017 due to higher average daily LTL shipments, which was partially offset by lower revenue per shipment. Average daily LTL shipments increased 8% in the first quarter of 2017 primarily due to continued increased volumes from small and mid-sized customers. LTL revenue per shipment decreased 4% in the first quarter of 2017 due to lower fuel surcharges and lower weight per shipment.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge percentages ranged as follows for the three-month periods ended August 31:

	2016	2015
Low	20.20%	21.40%
High	20.80	23.10
Weighted-average	20.50	22.40

On September 19, 2016, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 2, 2017. On January 4, 2016, FedEx Freight implemented zone-based pricing on U.S. and other LTL shipping rates. Also, on January 4, 2016, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 2% primarily due to higher volumes. This increase was partially offset by lower LTL revenue per shipment, which also drove a decline in operating margin. Salaries and employee benefits increased 7% in the first quarter of 2017 due to higher staffing levels to support volume growth. Purchased transportation expense increased 3% in the first quarter of 2017 due to higher volumes. Rentals decreased 30% in the first quarter of 2017 driven primarily by a charge related to a facility closure in the prior year and a credit related to the favorable sublease of the facility in the current year.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.0 billion at August 31, 2016, compared to $3.5 billion at May 31, 2016. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2016	2015
Operating activities:
Net income	$715	$692
Noncash charges and credits	1,008	749
Changes in assets and liabilities	(752)	(200)

Cash provided by operating activities	971	1,241

Investing activities:
Capital expenditures	(1,215)	(1,209)
Proceeds from asset dispositions and other	9	10

Cash used in investing activities	(1,206)	(1,199)

Financing activities:
Principal payments on debt	(12)	(15)
Proceeds from stock issuances	40	46
Excess tax benefit on the exercise of stock options	2	6
Dividends paid	(106)	(71)
Purchase of treasury stock	(222)	(190)
Other, net	(15)	—

Cash used in financing activities	(313)	(224)

Effect of exchange rate changes on cash	3	(38)

Net decrease in cash and cash equivalents	(545)	(220)

Cash and cash equivalents at the end of period	$2,989	$3,543

Cash flows from operating activities decreased $270 million in the first quarter of 2017 predominantly due to higher variable compensation payouts and higher pension contributions. Capital expenditures during the first three months of 2017 were higher than capital expenditures in the first three months of 2016, primarily due to increased spending for sort facility expansion at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2017 and 2016.

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the first quarter of 2017, we repurchased 1.4 million shares of FedEx common stock at an average price of $160.18 per share for a total of $222 million. As of August 31, 2016, 17.6 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

			Dollar	Percent
	2016	2015	Change	Change
Aircraft and related equipment	$592	$623	$(31)	(5)
Package handling and ground support equipment	197	185	12	6
Vehicles	149	218	(69)	(32)
Information technology investments	159	74	85	115
Facilities and other	118	109	9	8

Total capital expenditures	$1,215	$1,209	$6	—

FedEx Express segment	775	834	(59)	(7)
TNT Express segment	56	—	56	NM
FedEx Ground segment	237	221	16	7
FedEx Freight segment	45	63	(18)	(29)
FedEx Services segment	102	91	11	12

Total capital expenditures	$1,215	$1,209	$6	—

Capital expenditures during the first quarter of 2017 were higher than the prior-year period primarily due to increased spending at FedEx Ground driven by sort facility expansion, which includes information technology investments. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2017 included the delivery of six Boeing 767-300 Freighter (“B767F”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2016 includes $728 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2017, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $5.6 billion in 2017 and include spending for sort facility expansion, primarily at FedEx Ground, aircraft and aircraft-related equipment at FedEx Express, and vehicle replacement at all our transportation segments. This capital expenditure forecast includes TNT Express. We invested $592 million in aircraft and aircraft-related equipment in the first quarter of 2017 and expect to invest an additional $1 billion for aircraft and aircraft-related equipment during the remainder of 2017.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the term and significant covenants of our revolving credit facility.

In September 2016, we made $250 million in required contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2017, we have $616 million in required contributions to our U.S. Pension Plans.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned our unsecured debt a credit rating at Baa2 and affirmed our commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2016. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2016. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2017 (1)	2018	2019	2020	2021	Thereafter	Total
Operating activities:
Operating leases	$1,927	$2,302	$2,018	$1,736	$1,533	$8,487	$18,003
Non-capital purchase obligations and other	448	459	312	221	134	104	1,678
Interest on long-term debt	343	497	496	434	422	8,234	10,426
Quarterly contributions to our U.S. Pension Plans	616	—	—	—	—	—	616

Investing activities:
Aircraft and aircraft-related capital commitments	719	1,767	1,717	1,925	1,480	4,191	11,799
Other capital purchase obligations	49	4	4	1	1	8	67

Financing activities:
Debt	8	3	1,313	961	—	11,580	13,865

Total	$4,110	$5,032	$5,860	$5,278	$3,570	$32,604	$56,454

(1)	Cash obligations for the remainder of 2017.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2016.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($1 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($48 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

We had $392 million in deposits and progress payments as of August 31, 2016 on aircraft purchases and other planned aircraft-related transactions.

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

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt. For the remainder of 2017, we have no scheduled principal debt payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2016, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Outlook,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “General,” “Retirement Plans,” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame;

•	a significant data breach or other disruption to our technology infrastructure, which can adversely affect our reputation, business or results of operations;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

•

our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•

the impact of costs related to (i) challenges to the status of FedEx Ground’s owner-operators as independent contractors and direct employers of drivers providing services on their behalf, and (ii) any related changes to our relationship with these owner-operators and their drivers;

•	the impact of the United Kingdom’s vote to leave the European Union;

•	any impact on our business from disruptions or modifications in service by, or changes in the business of, the U.S. Postal Service, which is a significant customer and vendor of FedEx;

•

the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso, which can affect our sales levels and foreign currency sales prices;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2016, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2017, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate as compared to May 31, 2016, and this strengthening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

On May 25, 2016, we acquired TNT Express. We have begun the TNT Express integration process including the integration of policies, processes, people, technology and operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. No change occurred in our internal control over financial reporting during our fiscal quarter ended August 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 1-30, 2016	975,000	$162.71	975,000	18,000,000
July 1-31, 2016	410,000	154.17	410,000	17,590,000
Aug. 1-31, 2016	—	—	—	17,590,000

Total	1,385,000	$160.18	1,385,000

The repurchases above were made under a share repurchase program that was approved by our Board of Directors and announced on January 26, 2016, and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 20, 2016, 17.6 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 2, 2016 (but effective as of May 2, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2	Amendment dated June 2, 2016 (but effective as of May 2, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3	Amendment dated June 20, 2016 (but effective as of May 30, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4	Amendment dated June 20, 2016 amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5	Amendment dated June 20, 2016 amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6	Amendment dated June 20, 2016 (but effective as of May 2, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated July 18, 2016 (but effective as of June 27, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8	Amendment dated July 7, 2016 (but effective as of July 6, 2016) amending the USPS Transportation Agreement.

10.9	Amendment dated July 26, 2016 (but effective as of May 30, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10	Amendment dated August 4, 2016 (but effective as of August 1, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11	Amendment dated August 9, 2016 (but effective as of June 27, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.12	Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.13	Supplemental Agreement No. 25 (and related side letters) dated as June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.14	Eighth Amendment dated July 29, 2016 (but effective as of April 1, 2017) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 21, 2016	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated June 2, 2016 (but effective as of May 2, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2	Amendment dated June 2, 2016 (but effective as of May 2, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3	Amendment dated June 20, 2016 (but effective as of May 30, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4	Amendment dated June 20, 2016 amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5	Amendment dated June 20, 2016 amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6	Amendment dated June 20, 2016 (but effective as of May 2, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated July 18, 2016 (but effective as of June 27, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8	Amendment dated July 7, 2016 (but effective as of July 6, 2016) amending the USPS Transportation Agreement.

10.9	Amendment dated July 26, 2016 (but effective as of May 30, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10	Amendment dated August 4, 2016 (but effective as of August 1, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11	Amendment dated August 9, 2016 (but effective as of June 27, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.12	Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

E-1

10.13	Supplemental Agreement No. 25 (and related side letters) dated as June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.14	Eighth Amendment dated July 29, 2016 (but effective as of April 1, 2017) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2