Form 10-Q
period 2016-11-30
FEDEX CORP
filed 2016-12-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 20, 2016
Common Stock, par value $0.10 per share	266,509,290

FEDEX CORPORATION

INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Condensed Consolidated Balance Sheets November 30, 2016 and May 31, 2016	3

Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2016 and 2015	5

Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2016 and 2015	6

Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2016 and 2015	7

Notes to Condensed Consolidated Financial Statements	8

Report of Independent Registered Public Accounting Firm	28

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	58

ITEM 4. Controls and Procedures	58

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	59

ITEM 1A. Risk Factors	59

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

ITEM 6. Exhibits	59

Signature	61

Exhibit Index	E-1

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

Exhibit 101 - Schema Document

Exhibit 101 - Calculation Linkbase Document

Exhibit 101 - Presentation Linkbase Document

Exhibit 101 - Definition Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30,
	2016	May 31,
	(Unaudited)	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,059	$3,534
Receivables, less allowances of $218 and $178	7,575	7,252
Spare parts, supplies and fuel, less allowances of $225 and $218	517	496
Prepaid expenses and other	901	707

Total current assets	12,052	11,989

PROPERTY AND EQUIPMENT, AT COST	48,918	47,018
Less accumulated depreciation and amortization	23,611	22,734

Net property and equipment	25,307	24,284

OTHER LONG-TERM ASSETS
Goodwill	6,921	6,747
Other assets	2,068	2,939

Total other long-term assets	8,989	9,686

	$46,348	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30,
	2016	May 31,
	(Unaudited)	2016
LIABILITIES AND STOCKHOLDERS’ INVESTMENT

CURRENT LIABILITIES
Current portion of long-term debt	$43	$29
Accrued salaries and employee benefits	1,765	1,972
Accounts payable	2,954	2,944
Accrued expenses	3,045	3,063

Total current liabilities	7,807	8,008

LONG-TERM DEBT, LESS CURRENT PORTION	13,553	13,733

OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,148	1,567
Pension, postretirement healthcare and other benefit obligations	5,845	6,227
Self-insurance accruals	1,349	1,314
Deferred lease obligations	547	400
Deferred gains, principally related to aircraft transactions	145	155
Other liabilities	423	771

Total other long-term liabilities	10,457	10,434

COMMITMENTS AND CONTINGENCIES

COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2016 and May 31, 2016	32	32
Additional paid-in capital	2,946	2,892
Retained earnings	19,410	18,371
Accumulated other comprehensive loss	(425)	(169)
Treasury stock, at cost	(7,432)	(7,342)

Total common stockholders’ investment	14,531	13,784

	$46,348	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
REVENUES	$14,931	$12,453	$29,594	$24,732

OPERATING EXPENSES:
Salaries and employee benefits	5,353	4,570	10,664	9,095
Purchased transportation	3,431	2,538	6,671	4,882
Rentals and landing fees	802	682	1,592	1,377
Depreciation and amortization	740	653	1,479	1,301
Fuel	658	615	1,308	1,327
Maintenance and repairs	579	529	1,177	1,077
Other	2,201	1,729	4,272	3,392

	13,764	11,316	27,163	22,451

OPERATING INCOME	1,167	1,137	2,431	2,281

OTHER INCOME (EXPENSE):
Interest, net	(119)	(74)	(232)	(137)
Other, net	30	(8)	21	(5)

	(89)	(82)	(211)	(142)

INCOME BEFORE INCOME TAXES	1,078	1,055	2,220	2,139

PROVISION FOR INCOME TAXES	378	364	805	756

NET INCOME	$700	$691	$1,415	$1,383

EARNINGS PER COMMON SHARE:
Basic	$2.63	$2.47	$5.32	$4.92

Diluted	$2.59	$2.44	$5.24	$4.86

DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.25	$1.20	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2016	2015	2016	2015
NET INCOME	$700	$691	$1,415	$1,383

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $21, $4, $16 and $17	(230)	(33)	(218)	(171)
Amortization of prior service credit, net of tax of $11, $11, $22, and $18	(19)	(18)	(38)	(42)

	(249)	(51)	(256)	(213)

COMPREHENSIVE INCOME	$451	$640	$1,159	$1,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2016	2015
Operating Activities:
Net income	$1,415	$1,383
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,479	1,301
Provision for uncollectible accounts	76	57
Stock-based compensation	93	86
Deferred income taxes and other noncash items	320	(48)
Gain from sale of investment	(35)	—
Changes in assets and liabilities:
Receivables	(513)	(263)
Other assets	(250)	(113)
Accounts payable and other liabilities	67	66
Other, net	(17)	(15)

Cash provided by operating activities	2,635	2,454

Investing Activities:
Capital expenditures	(2,681)	(2,562)
Proceeds from asset dispositions and other	100	12

Cash used in investing activities	(2,581)	(2,550)

Financing Activities:
Principal payments on debt	(43)	(17)
Proceeds from debt issuance	—	1,238
Proceeds from stock issuances	164	62
Dividends paid	(213)	(141)
Purchase of treasury stock	(334)	(1,101)
Other, net	(5)	(8)

Cash (used in) provided by financing activities	(431)	33

Effect of exchange rate changes on cash	(98)	(53)

Net decrease in cash and cash equivalents	(475)	(116)
Cash and cash equivalents at beginning of period	3,534	3,763

Cash and cash equivalents at end of period	$3,059	$3,647

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2016, the results of our operations for the three- and six-month periods ended November 30, 2016 and 2015 and cash flows for the six-month periods ended November 30, 2016 and 2015. Operating results for the three- and six-month periods ended November 30, 2016 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

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

BUSINESS ACQUISITION. On May 25, 2016, we acquired TNT Express B.V. (“TNT Express”) for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of November 30, 2016, $26 million of shares associated with the transaction remained untendered, a decrease of $261 million since May 31, 2016. The remaining untendered shares are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment from the date of acquisition.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions by combining TNT Express’s strong European road platform with FedEx Express’s strength in other regions globally.

This acquisition is included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions), which reflect updates to property and equipment and identifiable intangible assets from the May 31, 2016 and August 31, 2016 estimates, resulting in a net increase to goodwill of $382 million. These updates reflect the valuation work completed to date by third party experts, refinements to cash flow estimates and the receipt of other information. Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, continues to be preliminary and will likely change in future periods, perhaps significantly, as additional information concerning the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date is obtained during the remainder of the fiscal year. Due to the global scope of TNT Express’s operations and the decentralized nature of the accounting records, the measurement periods for fixed assets, customer intangibles and certain liabilities are longer than for the other categories noted below. We will complete our purchase price allocation no later than the fourth quarter of 2017.

Current assets(1)	$1,920
Property and equipment	993
Goodwill	3,346
Identifiable intangible assets	530
Other non-current assets	295
Current liabilities (2)	(1,644)
Long-term liabilities	(546)

Total purchase price	$4,894

(1)	Primarily accounts receivable and cash.
(2)	Primarily accounts payable and other accrued expenses.

As a result of this acquisition, we recognized a preliminary value of $3.3 billion of goodwill, which is primarily attributable to the TNT Express workforce and the expected benefits from synergies of the combination with existing businesses and growth opportunities. The majority of the purchase price allocated to goodwill is not deductible for income tax purposes.

The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows (in millions):

Intangible assets with finite lives
Customer relationships (12-year useful life)	$420
Technology (4-year useful life)	30
Trademarks (4-year useful life)	80

Total intangible assets	$530

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

Our stock-based compensation expense was $36 million for the three-month period ended November 30, 2016 and $93 million for the six-month period ended November 30, 2016. Our stock-based compensation expense was $33 million for the three-month period ended November 30, 2015 and $86 million for the six-month period ended November 30, 2015. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the first quarter of 2017, we retrospectively adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of debt issuance costs. This new guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This new guidance had a minimal impact on our accounting and financial reporting.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our current assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

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

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard had a benefit of $21 million to net income and $0.07 per diluted share for the second quarter of 2017. The first quarter of 2017 has not been recast due to immateriality.

We believe that no other new accounting guidance was adopted or issued during the first half of 2017 that is relevant to the readers of our financial statements.

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

During the second quarter of 2017, we repurchased 0.7 million shares of FedEx common stock at an average price of $172.25 per share for a total of $112 million. During the first half of 2017, we repurchased 2.0 million shares of FedEx common stock at an average price of $164.04 per share for a total of $334 million. As of November 30, 2016, 16.9 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On November 18, 2016, our Board of Directors declared a quarterly dividend of $0.40 per share of common stock. The dividend will be paid on January 3, 2017 to stockholders of record as of the close of business on December 12, 2016. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive loss (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Foreign currency translation loss:
Balance at beginning of period	$(502)	$(391)	$(514)	$(253)
Translation adjustments	(230)	(33)	(218)	(171)

Balance at end of period	(732)	(424)	(732)	(424)

Retirement plans adjustments:
Balance at beginning of period	326	401	345	425
Reclassifications from AOCI	(19)	(18)	(38)	(42)

Balance at end of period	307	383	307	383

Accumulated other comprehensive loss at end of period	$(425)	$(41)	$(425)	$(41)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Amortization of retirement plans prior service credits, before tax	$30	$29	$60	$60	Salaries and employee benefits
Income tax benefit	(11)	(11)	(22)	(18)	Provision for income taxes

AOCI reclassifications, net of tax	$19	$18	$38	$42	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four quarters basis. The ratio of our debt to adjusted EBITDA was 1.8 to 1.0 at November 30, 2016. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of November 30, 2016, no commercial paper was outstanding. However, we had a total of $319 million in letters of credit outstanding at November 30, 2016, with $181 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had carrying values of $13.5 billion at November 30, 2016 and $13.7 billion at May 31, 2016, compared with estimated fair values of $13.8 billion at November 30, 2016 and $14.3 billion at May 31, 2016. The annualized weighted average interest rate on long-term debt was 3.6% for the six months ended November 30, 2016. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Basic earnings per common share:
Net earnings allocable to common shares(1)	$700	$690	$1,414	$1,382
Weighted-average common shares	266	279	266	281

Basic earnings per common share	$2.63	$2.47	$5.32	$4.92

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$700	$690	$1,414	$1,382

Weighted-average common shares	266	279	266	281
Dilutive effect of share-based awards	4	4	4	3

Weighted-average diluted shares	270	283	270	284
Diluted earnings per common share	$2.59	$2.44	$5.24	$4.86

Anti-dilutive options excluded from diluted earnings per common share	5.1	3.7	5.1	3.6

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Defined benefit pension plans	$58	$54	$116	$107
Defined contribution plans	112	103	231	205
Postretirement healthcare plans	19	20	38	41

	$189	$177	$385	$353

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended		Six Months Ended
Pension Plans	2016	2015	2016	2015
Service cost	$180	$165	$360	$331
Interest cost	293	295	586	590
Expected return on plan assets	(386)	(377)	(772)	(754)
Amortization of prior service credit and other	(29)	(29)	(58)	(60)

	$58	$54	$116	$107

	Three Months Ended		Six Months Ended
Postretirement Healthcare Plans	2016	2015	2016	2015
Service cost	$9	$10	$18	$20
Interest cost	10	10	20	21

	$19	$20	$38	$41

Contributions to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the six-month periods ended November 30 were as follows (in millions):

	2016	2015
Required	$250	$8
Voluntary	250	322

	$500	$330

In December 2016, we made $250 million in contributions to our U.S. Pension Plans, of which $178 million was required. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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
FedEx Office (document and business services and package acceptance)

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express and for TNT Express, some of these functions are performed on a regional basis and reported in the applicable segment in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Revenues
FedEx Express segment	$6,743	$6,588	$13,399	$13,179
TNT Express segment	1,899	N/A	3,703	N/A
FedEx Ground segment	4,419	4,050	8,709	7,880
FedEx Freight segment	1,597	1,547	3,255	3,148
FedEx Services segment	414	403	809	793
Eliminations and other	(141)	(135)	(281)	(268)

	$14,931	$12,453	$29,594	$24,732

Operating Income
FedEx Express segment	$636	$622	$1,260	$1,167
TNT Express segment	70	N/A	56	N/A
FedEx Ground segment	465	526	1,075	1,063
FedEx Freight segment	88	101	223	233
Eliminations, corporate and other	(92)	(112)	(183)	(182)

	$1,167	$1,137	$2,431	$2,281

(7) Commitments

As of November 30, 2016, our purchase commitments under various contracts for the remainder of 2017 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2017 (remainder)	$371	$524	$895
2018	1,767	473	2,240
2019	1,717	335	2,052
2020	1,925	239	2,164
2021	1,460	154	1,614
Thereafter	4,205	119	4,324

Total	$11,445	$1,844	$13,289

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2016, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and seven Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $430 million in deposits and progress payments as of November 30, 2016 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2016 with the year of expected delivery:

	B767F	B777F	Total
2017 (remainder)	2	—	2
2018	16	2	18
2019	15	2	17
2020	16	3	19
2021	10	3	13
Thereafter	16	6	22

Total	75	16	91

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2016 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2017 (remainder)	$367	$1,051	$1,418
2018	402	1,928	2,330
2019	345	1,715	2,060
2020	262	1,520	1,782
2021	204	1,372	1,576
Thereafter	376	8,436	8,812

Total	$1,956	$16,022	$17,978

Future minimum lease payments under capital leases were immaterial at November 30, 2016. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in numerous class-action lawsuits (including 22 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as employees, rather than independent contractors.

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

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court entered final judgment on June 20, 2016, and two objectors to the settlement filed appeals with the Ninth Circuit. One objector has settled with plaintiffs’ counsel, and we expect the appeal by the second objector to be briefed by the end of the third quarter of 2017 and arguments to be scheduled thereafter. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

The two cases in Oregon were consolidated with a non-multidistrict litigation independent contractor case in Oregon. The three cases collectively settled in the second quarter of 2016, and we increased the accrual in these cases to the amount of the settlement. The settlement was preliminarily approved on April 20, 2016 and the court granted final approval after a fairness hearing on October 20, 2016.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2016	2015
Cash payments for:
Interest (net of capitalized interest)	$232	$146

Income taxes	$216	$831
Income tax refunds received	(13)	(3)

Cash tax payments, net	$203	$828

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $13.4 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2016

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,330	$294	$1,490	$(55)	$3,059
Receivables, less allowances	1	4,753	2,872	(51)	7,575
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	370	822	226	—	1,418

Total current assets	1,701	5,869	4,588	(106)	12,052

PROPERTY AND EQUIPMENT, AT COST	22	45,735	3,161	—	48,918
Less accumulated depreciation and amortization	17	22,360	1,234	—	23,611

Net property and equipment	5	23,375	1,927	—	25,307

INTERCOMPANY RECEIVABLE	2,359	1,602	—	(3,961)	—
GOODWILL	—	1,571	5,350	—	6,921
INVESTMENT IN SUBSIDIARIES	25,967	3,558	—	(29,525)	—
OTHER ASSETS	3,041	867	1,052	(2,892)	2,068

	$33,073	$36,842	$12,917	$(36,484)	$46,348

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$26	$17	$—	$43
Accrued salaries and employee benefits	43	1,247	475	—	1,765
Accounts payable	112	1,441	1,507	(106)	2,954
Accrued expenses	887	1,434	724	—	3,045

Total current liabilities	1,042	4,148	2,723	(106)	7,807

LONG-TERM DEBT, LESS CURRENT PORTION	13,281	245	27	—	13,553
INTERCOMPANY PAYABLE	—	—	3,961	(3,961)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,792	248	(2,892)	2,148
Other liabilities	4,219	3,501	589	—	8,309

Total other long-term liabilities	4,219	8,293	837	(2,892)	10,457
STOCKHOLDERS’ INVESTMENT	14,531	24,156	5,369	(29,525)	14,531

	$33,073	$36,842	$12,917	$(36,484)	$46,348

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

		Guarantor	Non- guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,974	$326	$1,277	$(43)	$3,534
Receivables, less allowances	1	4,461	2,831	(41)	7,252
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	233	724	246	—	1,203

Total current assets	2,208	5,511	4,354	(84)	11,989

PROPERTY AND EQUIPMENT, AT COST	22	43,760	3,236	—	47,018
Less accumulated depreciation and amortization	17	21,566	1,151	—	22,734

Net property and equipment	5	22,194	2,085	—	24,284

INTERCOMPANY RECEIVABLE	2,437	1,284	—	(3,721)	—
GOODWILL	—	1,571	5,176	—	6,747
INVESTMENT IN SUBSIDIARIES	24,766	3,697	—	(28,463)	—
OTHER ASSETS	3,359	967	1,851	(3,238)	2,939

	$32,775	$35,224	$13,466	$(35,506)	$45,959

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$13	$16	$—	$29
Accrued salaries and employee benefits	54	1,377	541	—	1,972
Accounts payable	8	1,501	1,519	(84)	2,944
Accrued expenses	883	1,411	769	—	3,063

Total current liabilities	945	4,302	2,845	(84)	8,008

LONG-TERM DEBT, LESS CURRENT PORTION	13,451	245	37	—	13,733
INTERCOMPANY PAYABLE	—	—	3,721	(3,721)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,436	369	(3,238)	1,567
Other liabilities	4,595	3,375	897	—	8,867

Total other long-term liabilities	4,595	7,811	1,266	(3,238)	10,434
STOCKHOLDERS’ INVESTMENT	13,784	22,866	5,597	(28,463)	13,784

	$32,775	$35,224	$13,466	$(35,506)	$45,959

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,997	$4,004	$(70)	$14,931

OPERATING EXPENSES:
Salaries and employee benefits	29	4,161	1,163	—	5,353
Purchased transportation	—	2,074	1,383	(26)	3,431
Rentals and landing fees	2	625	177	(2)	802
Depreciation and amortization	—	634	106	—	740
Fuel	—	584	74	—	658
Maintenance and repairs	—	504	75	—	579
Intercompany charges, net	(89)	38	51	—	—
Other	58	1,429	756	(42)	2,201

	—	10,049	3,785	(70)	13,764

OPERATING INCOME	—	948	219	—	1,167

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	700	54	—	(754)	—
Interest, net	(123)	4	—	—	(119)
Intercompany charges, net	124	(64)	(60)	—	—
Other, net	(1)	(5)	36	—	30

INCOME BEFORE INCOME TAXES	700	937	195	(754)	1,078

Provision for income taxes	—	291	87	—	378

NET INCOME	$700	$646	$108	$(754)	$700

COMPREHENSIVE INCOME	$682	$635	$(112)	$(754)	$451

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,479	$2,048	$(74)	$12,453

OPERATING EXPENSES:
Salaries and employee benefits	26	3,926	618	—	4,570
Purchased transportation	—	1,941	622	(25)	2,538
Rentals and landing fees	2	596	86	(2)	682
Depreciation and amortization	1	601	51	—	653
Fuel	—	597	18	—	615
Maintenance and repairs	—	497	32	—	529
Intercompany charges, net	(112)	84	28	—	—
Other	83	1,293	400	(47)	1,729

	—	9,535	1,855	(74)	11,316

OPERATING INCOME	—	944	193	—	1,137

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	691	73	—	(764)	—
Interest, net	(81)	6	1	—	(74)
Intercompany charges, net	84	(83)	(1)	—	—
Other, net	(3)	(6)	1	—	(8)

INCOME BEFORE INCOME TAXES	691	934	194	(764)	1,055

Provision for income taxes	—	309	55	—	364

NET INCOME	$691	$625	$139	$(764)	$691

COMPREHENSIVE INCOME	$672	$620	$112	$(764)	$640

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$21,900	$7,834	$(140)	$29,594

OPERATING EXPENSES:
Salaries and employee benefits	65	8,267	2,332	—	10,664
Purchased transportation	—	3,991	2,734	(54)	6,671
Rentals and landing fees	3	1,245	347	(3)	1,592
Depreciation and amortization	—	1,245	234	—	1,479
Fuel	—	1,162	146	—	1,308
Maintenance and repairs	—	1,030	147	—	1,177
Intercompany charges, net	(179)	100	79	—	—
Other	111	2,802	1,442	(83)	4,272

	—	19,842	7,461	(140)	27,163

OPERATING INCOME	—	2,058	373	—	2,431

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,415	110	—	(1,525)	—
Interest, net	(245)	13	—	—	(232)
Intercompany charges, net	246	(145)	(101)	—	—
Other, net	(1)	(10)	32	—	21

INCOME BEFORE INCOME TAXES	1,415	2,026	304	(1,525)	2,220

Provision for income taxes	—	671	134	—	805

NET INCOME	$1,415	$1,355	$170	$(1,525)	$1,415

COMPREHENSIVE INCOME	$1,378	$1,337	$(31)	$(1,525)	$1,159

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$20,352	$4,557	$(177)	$24,732

OPERATING EXPENSES:
Salaries and employee benefits	60	7,739	1,296	—	9,095
Purchased transportation	—	3,375	1,587	(80)	4,882
Rentals and landing fees	3	1,183	194	(3)	1,377
Depreciation and amortization	1	1,184	116	—	1,301
Fuel	—	1,288	39	—	1,327
Maintenance and repairs	—	1,005	72	—	1,077
Intercompany charges, net	(181)	44	137	—	—
Other	117	2,557	812	(94)	3,392

	—	18,375	4,253	(177)	22,451

OPERATING INCOME	—	1,977	304	—	2,281

OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,383	134	—	(1,517)	—
Interest, net	(156)	14	5	—	(137)
Intercompany charges, net	162	(159)	(3)	—	—
Other, net	(6)	(9)	10	—	(5)

INCOME BEFORE INCOME TAXES	1,383	1,957	316	(1,517)	2,139

Provision for income taxes	—	666	90	—	756

NET INCOME	$1,383	$1,291	$226	$(1,517)	$1,383

COMPREHENSIVE INCOME	$1,346	$1,271	$70	$(1,517)	$1,170

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(376)	$2,550	$473	$(12)	$2,635

INVESTING ACTIVITIES
Capital expenditures	—	(2,455)	(226)	—	(2,681)
Proceeds from asset dispositions and other	84	13	3	—	100

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	84	(2,442)	(223)	—	(2,581)

FINANCING ACTIVITIES
Net transfers from (to) Parent	24	(94)	70	—	—
Payment on loan between subsidiaries	8	(15)	7	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(31)	(12)	—	(43)
Proceeds from stock issuances	164	—	—	—	164
Dividends paid	(213)	—	—	—	(213)
Purchase of treasury stock	(334)	—	—	—	(334)
Other, net	4	(2)	(7)	—	(5)

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(347)	(141)	57	—	(431)

Effect of exchange rate changes on cash	(5)	1	(94)	—	(98)

Net (decrease) increase in cash and cash equivalents	(644)	(32)	213	(12)	(475)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534

Cash and cash equivalents at end of period	$1,330	$294	$1,490	$(55)	$3,059

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2015

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(847)	$3,054	$213	$34	$2,454

INVESTING ACTIVITIES
Capital expenditures	—	(2,482)	(80)	—	(2,562)
Proceeds from asset dispositions and other	(5)	21	(4)	—	12

CASH USED IN INVESTING ACTIVITIES	(5)	(2,461)	(84)	—	(2,550)

FINANCING ACTIVITIES
Net transfers from (to) Parent	648	(691)	43	—	—
Payment on loan between subsidiaries	—	106	(106)	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(2)	(15)	—	(17)
Proceeds from debt issuance	1,238	—	—	—	1,238
Proceeds from stock issuances	62	—	—	—	62
Dividends paid	(141)	—	—	—	(141)
Purchase of treasury stock	(1,101)	—	—	—	(1,101)
Other, net	(8)	(27)	27	—	(8)

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	698	(594)	(71)	—	33

Effect of exchange rate changes on cash	—	(12)	(41)	—	(53)

Net (decrease) increase in cash and cash equivalents	(154)	(13)	17	34	(116)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763

Cash and cash equivalents at end of period	$2,229	$474	$988	$(44)	$3,647

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2016 and 2015 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2016 and 2015. These financial statements are the responsibility of the Company’s management.

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

December 21, 2016

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

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; TNT Express B.V. (“TNT Express”), an international express, small-package ground delivery and freight transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office support functions that support our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion. Additional information on our businesses can also be found in our Annual Report.

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macro-economic factors and the global economy;

•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;

•	the mix of services purchased by our customers;

•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per shipment or hundredweight for LTL freight shipments);

•	our ability to manage our network capacity and cost structure (capital expenditures and operating expenses) to match shifting volume levels; and

•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2016	2015			2016	2015
Revenues	$14,931	$12,453	20		$29,594	$24,732	20
Operating income:
FedEx Express segment	636	622	2		1,260	1,167	8
TNT Express segment	70	—	NM		56	—	NM
FedEx Ground segment	465	526	(12)		1,075	1,063	1
FedEx Freight segment	88	101	(13)		223	233	(4)
Eliminations, corporate and other	(92)	(112)	(18)		(183)	(182)	1

Consolidated operating income	1,167	1,137	3		2,431	2,281	7

Operating margin:
FedEx Express segment	9.4%	9.4%	—	bp	9.4%	8.9%	50	bp
TNT Express segment	3.7%	—	NM		1.5%	—	NM
FedEx Ground segment	10.5%	13.0%	(250	)bp	12.3%	13.5%	(120	)bp
FedEx Freight segment	5.5%	6.5%	(100	)bp	6.9%	7.4%	(50	)bp
Consolidated operating margin	7.8%	9.1%	(130	)bp	8.2%	9.2%	(100	)bp
Consolidated net income	$700	$691	1		$1,415	$1,383	2

Diluted earnings per share	$2.59	$2.44	6		$5.24	$4.86	8

	Change in Revenue		Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$155	$220	$14	$93
TNT Express segment	1,899	3,703	70	56
FedEx Ground segment	369	829	(61)	12
FedEx Freight segment	50	107	(13)	(10)
FedEx Services segment	11	16	—	—
Eliminations, corporate and other	(6)	(13)	20	(1)

	$2,478	$4,862	$30	$150

Overview

In addition to the inclusion of TNT Express, which has impacted the year-over-year comparability of our results, operating income increased in the second quarter and first half of 2017 due to improved results at FedEx Express, as we continue to grow base yields and constrain expense growth. Operating income also improved in the first half of 2017 due to volume and yield growth at FedEx Ground.

However, increased rent, depreciation and staffing as a result of network expansion, as well as increased purchased transportation rates, resulted in a decline in FedEx Ground’s second quarter results. Lower operating income at FedEx Freight negatively impacted our results in the second quarter and first half of 2017.

We incurred an aggregate $58 million ($50 million, net of tax, or $0.18 per diluted share) in the second quarter and $126 million ($94 million, net of tax, or $0.35 per diluted share) in the first half of 2017 of integration expenses for TNT Express and charges associated with TNT Express’s restructuring program called Outlook. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred primarily at FedEx Corporation and FedEx Express. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. In addition, we incurred $10 million ($7 million, net of tax, or $0.03 per diluted share) in the second quarter and $38 million ($28 million, net of tax, or $0.10 per diluted share) in the first half of 2017 of increased intangible asset amortization as a result of this acquisition.

In the second quarter of 2016 we incurred expenses related to the settlement of independent contractor litigation matters involving FedEx Ground for $41 million ($25 million, net of tax, or $0.09 per diluted share).

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters (TNT Express volume trends are not presented, as it was acquired on May 25, 2016):

FedEx Express
U.S. Domestic
Average Daily Package Volume
2,950
2,850
2,750
2,650
2,550
2,721
2,866
2,652
2,649
2,706
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017

FedEx Express
International(1)
Average Daily Package Volume
1,200
1,000
800
600
400
200
954
878
869
875
982
588
565
583
563
598
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017
International export
International domestic

FedEx Ground
Average Daily Package Volume
9,000
8,500
8,000
7,500
7,000
6,500
6,000
5,500
7,623
8,339
7,453
7,389
8,005
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017

FedEx Freight
Average Daily LTL Shipments
80.0
70.0
60.0
50.0
40.0
30.0
20.0
68.9
64.7
70.8
72.5
72.7
31.4
30.0
32.0
32.3
31.4
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017
Priority
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume
14,000
13,500
13,000
12,500
12,000
11,500
11,000
10,500
10,000
11,886
12,648
11,557
11,476
12,291
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017

(1)	International domestic average daily package volume represents our international intra-country operations in the FedEx Express segment.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters (TNT Express yield trends are not presented, as it was acquired on May 25, 2016):

Revenue

Revenues increased 20% in the second quarter and the first half of 2017 due to the inclusion of TNT Express and improvements at our other transportation segments. At FedEx Ground, revenues increased 9% in the second quarter and 11% in the first half of 2017 due to volume growth in our residential services and commercial business and yield growth. Revenues at FedEx Express increased 2% in the second quarter and the first half of 2017 due to yield and package volume growth. FedEx Freight revenues increased 3% in the second quarter and the first half of 2017 due to higher average daily LTL shipments. Lower fuel surcharges had a negative impact on revenues at all of our transportation segments in the second quarter and first half of 2017.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	$5,353	$4,570	$10,664	$9,095
Purchased transportation	3,431	2,538	6,671	4,882
Rentals and landing fees	802	682	1,592	1,377
Depreciation and amortization	740	653	1,479	1,301
Fuel	658	615	1,308	1,327
Maintenance and repairs	579	529	1,177	1,077
Other	2,201	1,729	4,272	3,392

Total operating expenses	$13,764	$11,316	$27,163	$22,451

Operating income	$1,167	$1,137	$2,431	$2,281

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	35.8%	36.7%	36.1%	36.8%
Purchased transportation	23.0	20.4	22.5	19.7
Rentals and landing fees	5.4	5.5	5.4	5.6
Depreciation and amortization	5.0	5.2	5.0	5.3
Fuel	4.4	4.9	4.4	5.4
Maintenance and repairs	3.9	4.3	4.0	4.3
Other	14.7	13.9	14.4	13.7

Total operating expenses	92.2	90.9	91.8	90.8

Operating margin	7.8%	9.1%	8.2%	9.2%

Operating margin declined during the second quarter and first half of 2017 due to the inclusion of TNT Express, increased depreciation, rent and staffing as a result of network expansion and increased purchased transportation rates at FedEx Ground and lower operating income at FedEx Freight. These impacts were partially offset by the continued benefits from cost management initiatives at FedEx Express.

The inclusion of the TNT Express segment in our results has impacted the year-over-year comparability of our operating expenses. Purchased transportation costs increased 35% in the second quarter and 37% in the first half of 2017 due to the inclusion of TNT Express and higher volumes, as well as increased service provider and U.S. Postal Service rates at FedEx Ground. Salaries and employee benefits expense increased 17% in the second quarter and first half of 2017. These increases were due to the inclusion of TNT Express, volume growth and staffing to support network expansion at FedEx Ground, merit increases at FedEx Express and increased staffing and merit increases at FedEx Freight. Other expenses were 27% higher in the second quarter and 26% in the first half of 2017 primarily due to the inclusion of TNT Express results driven by outside service contracts.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 7% in the second quarter of 2017 due to the inclusion of TNT Express. However, fuel expense decreased 1% in the first half of 2017 due to lower fuel prices, which was mostly offset by the inclusion of TNT Express. Fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter and first half of 2017 and 2016 in the accompanying discussions of each of our transportation segments.

The index used to determine the fuel surcharge percentage for our FedEx Freight business adjusts weekly, while our fuel surcharges for the FedEx Express, TNT Express and FedEx Ground businesses incorporate a timing lag of approximately six to eight weeks before they are adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in November 2016 was set based on September 2016 fuel prices. In addition, the structure of the table that is used to determine our fuel surcharge at FedEx Express, TNT Express and FedEx Ground does not adjust immediately for changes in fuel price, but allows for the fuel surcharge revenue charged to our customers to remain unchanged as long as fuel prices remain within certain ranges.

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

The net impact of fuel had a minimal impact in the second quarter and first half of 2017 to operating income.

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

Other Income and Expense

Interest expense increased $95 million in the first half of 2017 primarily due to our U.S. and European debt issuances in fiscal 2016, which was partially offset by a gain of $35 million from the sale of an investment during the second quarter of 2017. The annualized weighted average interest rate on our long-term debt was 3.6% for the six months ended November 30, 2016, reflecting the favorable interest rates obtained in recent debt offerings.

Income Taxes

Our effective tax rate was 35.1% for the second quarter and 36.3% for the first half of 2017, compared with 34.5% in the second quarter and 35.3% in the first half of 2016. The first half tax rate in 2017 has been negatively impacted by local country losses in some entities within TNT Express, for which no tax benefit was recognized due to uncertainty as to the utilization of these losses. This year-to-date negative impact was partially offset by the benefit of early adopting the Accounting Standards Update for share-based payments in the second quarter of 2017. Longer term, as the synergies from the TNT Express acquisition result in greater international profits, we expect our effective tax rate to be lower than the rate in recent years. The tax rates in 2016 were favorably impacted by the resolution of a state tax matter.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2016, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2016.

Business Acquisition

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). As of November 30, 2016, $26 million of shares associated with the transaction remained untendered, a decrease of $261 million since May 31, 2016. The remaining untendered shares are included in the “Other liabilities” caption of our consolidated balance sheets. We funded the acquisition with proceeds from our April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment from the date of acquisition.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions by combining TNT Express’s strong European road platform with FedEx Express’s strength in other regions globally.

Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, continues to be preliminary and will likely change in future periods, perhaps significantly, as additional information concerning the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date is obtained during the remainder of the fiscal year. We will complete our purchase price allocation no later than the fourth quarter of 2017.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion of this acquisition.

Outlook

We expect volume and yield growth at FedEx Express and FedEx Ground and the inclusion of TNT Express to drive our continued earnings growth in 2017 prior to any mark-to-market (MTM) benefit plans adjustment. At FedEx Ground, we are focused on balancing capacity and volume growth with yield management. These actions contributed to the second quarter volume results and are also expected to mute third quarter volume growth. Our results in 2017 will continue to be negatively impacted by our TNT Express integration and restructuring activities. Our expectations for earnings growth in the third quarter and the remainder of 2017 are dependent on key external factors, including fuel prices and the pace of improvement of the global economy.

During the second half of 2017, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office IT systems, and is expected to take four years to complete.

As a result of updates to the TNT Express purchase price allocation during the second quarter of 2017, the intangible asset amortization is now estimated to be $38 million in the second half and $75 million for 2017. See Note 1 of the accompanying unaudited condensed consolidated financial statements and the TNT Express discussion in this MD&A for additional information.

In addition, as discussed in our Annual Report, TNT Express is undergoing a large restructuring program called Outlook, which includes incurring certain restructuring costs. We estimate incurring costs of approximately $250 million in 2017 as a result of the TNT Express integration and Outlook restructuring programs. We currently expect the aggregate integration program expense over the four years to be in the range of $700 million to $800 million. The timing and amount of integration-related expenses in any future period is subject to change as we implement our plans. Therefore, we cannot currently predict if TNT Express will be accretive under accounting principles generally accepted in the United States in 2018. We believe that this acquisition presents significant opportunities for material synergies in pickup and delivery costs, air and ground network optimization, selling, general and administrative expenses, as well as revenue growth, and the benefit of a lower tax rate. We are currently anticipating annual pre-tax synergies following the completion of the integration program in fiscal 2020 of $750 million. Given that the integration is complex and spans several years, how we achieve our target may evolve over time as market conditions and other factors change.

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

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed by the end of 2020. As of November 30, 2016, 43% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. These matters are described in our Annual Report.

During the first quarter of 2017, we retrospectively adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) to simplify the presentation of debt issuance costs. This new guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset. This new guidance had a minimal impact on our accounting and financial reporting.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States (and International Financial Reporting Standards) which has been subsequently updated to defer the effective date of the new revenue recognition standard by one year. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our current assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

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

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital as is current practice. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard had a benefit of $21 million to net income and $0.07 per diluted share for the second quarter of 2017. The first quarter of 2017 has not been recast due to immateriality.

We believe that no other new accounting guidance was adopted or issued during the first half of 2017 that is relevant to the readers of our financial statements.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. The year-over-year decrease in these costs in the second quarter and first half of 2017 was driven by a prior year expense related to the settlement of independent contractor litigation matters involving FedEx Ground, partially offset by the TNT Express integration expenses discussed above.

FEDEX EXPRESS GROUP

The FedEx Express group consists of the combined results of the FedEx Express and TNT Express segments. As discussed in our Annual Report, we have combined these segments for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparison purposes. We acquired TNT Express in the fourth quarter of 2016, which has impacted the year-over-year comparability of revenue and operating income. The following table compares selected performance measures (dollars in millions) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2016	2015			2016	2015
Revenues:
FedEx Express segment	$6,743	$6,588	2		$13,399	$13,179	2
TNT Express segment	1,899	—	NM		3,703	—	NM

FedEx Express group	8,642	6,588	31		17,102	13,179	30

Operating income:
FedEx Express segment	636	622	2		1,260	1,167	8
TNT Express segment	70	—	NM		56	—	NM

FedEx Express group	$706	$622	14		$1,316	$1,167	13

Operating margin:
FedEx Express segment	9.4%	9.4%	—	bp	9.4%	8.9%	50	bp
TNT Express segment	3.7%	—	NM	bp	1.5%	—	NM	bp

FedEx Express group	8.2%	9.4%	(120	)bp	7.7%	8.9%	(120	)bp

FedEx Express Group Results

FedEx Express group revenues increased 31% in the second quarter and 30% in the first half of 2017. This increase was due to the inclusion of our recently acquired TNT Express segment, as well as improved yields and package volume growth at our FedEx Express segment, which were partially offset by lower fuel surcharges and unfavorable exchange rates.

Operating income increased in the second quarter and first half of 2017 within the FedEx Express group reflecting the continued success of our FedEx Express segment and the inclusion of the TNT Express segment. The TNT Express segment reported an operating profit due to revenue growth, which outpaced costs associated with the Outlook restructuring program and amortization of intangible assets. Operating margin of the group decreased in the second quarter and first half of 2017 due to the inclusion of the TNT Express segment.

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

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2016	2015			2016	2015
Revenues:
Package:
U.S. overnight box	$1,709	$1,682	2		$3,431	$3,340	3
U.S. overnight envelope	422	397	6		865	819	6
U.S. deferred	834	826	1		1,644	1,642	—

Total U.S. domestic package revenue	2,965	2,905	2		5,940	5,801	2

International priority	1,443	1,433	1		2,877	2,897	(1)
International economy	605	568	7		1,189	1,142	4

Total international export package revenue	2,048	2,001	2		4,066	4,039	1

International domestic(1)	332	336	(1)		652	663	(2)

Total package revenue	5,345	5,242	2		10,658	10,503	1
Freight:
U.S.	612	578	6		1,228	1,151	7
International priority	378	354	7		738	704	5
International airfreight	27	32	(16)		54	68	(21)

Total freight revenue	1,017	964	5		2,020	1,923	5
Other(2)	381	382	—		721	753	(4)

Total revenues	6,743	6,588	2		13,399	13,179	2
Operating expenses:
Salaries and employee benefits	2,604	2,513	4		5,192	5,036	3
Purchased transportation	603	616	(2)		1,160	1,217	(5)
Rentals and landing fees	398	399	—		799	809	(1)
Depreciation and amortization	360	349	3		708	696	2
Fuel	509	517	(2)		1,010	1,124	(10)
Maintenance and repairs	339	330	3		696	675	3
Intercompany charges	463	462	—		925	907	2
Other	831	780	7		1,649	1,548	7

Total operating expenses	6,107	5,966	2		12,139	12,012	1

Operating income	$636	$622	2		$1,260	$1,167	8

Operating margin	9.4%	9.4%	—	bp	9.4%	8.9%	50	bp

(1)	International domestic revenues represent our international intra-country operations.

(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	38.6%	38.1%	38.7%	38.2%
Purchased transportation	9.0	9.4	8.7	9.2
Rentals and landing fees	5.9	6.1	6.0	6.1
Depreciation and amortization	5.3	5.3	5.3	5.3
Fuel	7.6	7.9	7.5	8.5
Maintenance and repairs	5.0	5.0	5.2	5.1
Intercompany charges	6.9	7.0	6.9	6.9
Other	12.3	11.8	12.3	11.8

Total operating expenses	90.6	90.6	90.6	91.1

Operating margin	9.4%	9.4%	9.4%	8.9%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent Change	Six Months Ended		Percent Change
	2016	2015		2016	2015
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,283	1,290	(1)	1,269	1,250	2
U.S. overnight envelope	557	531	5	563	536	5
U.S. deferred	866	900	(4)	845	882	(4)

Total U.S. domestic ADV	2,706	2,721	(1)	2,677	2,668	—

International priority	409	402	2	397	396	—
International economy	189	186	2	183	181	1

Total international export ADV	598	588	2	580	577	1

International domestic(2)	982	954	3	928	903	3

Total ADV	4,286	4,263	1	4,185	4,148	1

Revenue per package (yield):
U.S. overnight box	$21.15	$20.70	2	$21.13	$20.89	1
U.S. overnight envelope	12.00	11.87	1	11.98	11.93	—
U.S. deferred	15.30	14.55	5	15.21	14.54	5
U.S. domestic composite	17.39	16.94	3	17.33	16.99	2
International priority	56.04	56.52	(1)	56.66	57.19	(1)
International economy	50.75	48.53	5	50.62	49.35	3
International export composite	54.37	54.00	1	54.75	54.73	—
International domestic(2)	5.36	5.59	(4)	5.49	5.73	(4)
Composite package yield	19.80	19.52	1	19.90	19.78	1
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,177	8,213	—	8,121	7,738	5
International priority	2,743	2,605	5	2,637	2,547	4
International airfreight	600	678	(12)	592	643	(8)

Total average daily freight pounds	11,520	11,496	—	11,350	10,928	4

Revenue per pound (yield):
U.S.	$1.19	$1.12	6	$1.18	$1.16	2
International priority	2.18	2.16	1	2.19	2.16	1
International airfreight	0.72	0.75	(4)	0.71	0.83	(14)
Composite freight yield	1.40	1.33	5	1.39	1.37	1

(1)	Package and freight statistics include only the operations of FedEx Express.

(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 2% in the second quarter and the first half of 2017 primarily due to improved yields and package volume growth. These factors were partially offset by lower fuel surcharges and unfavorable exchange rates in the second quarter and first half of 2017.

U.S. domestic yields increased 3% in the second quarter and 2% in the first half of 2017 due to higher base rates. U.S. domestic average daily volumes decreased 1% in the second quarter and remained flat in the first half of 2017 driven by declines in our U.S. deferred service partially offset by growth of our overnight envelope offering. International export average daily volumes increased 2% in the second quarter and 1% in the first half of 2017 due to growth in international export and increased international priority box shipments from Asia. International domestic average daily volumes increased 3% in the second quarter and first half of 2017. Freight average daily pounds increased 4% in the first half of 2017 due to higher U.S. Postal Service volume.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.00%	1.00%	1.00%	1.00%
High	2.25	2.75	2.50	4.00
Weighted-average	2.08	1.89	1.96	2.61

International Fuel Surcharges:
Low	2.00	0.75	1.00	0.75
High	9.00	10.50	9.50	12.00
Weighted-average	5.99	6.58	5.84	7.69

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

FedEx Express Segment Operating Income

FedEx Express continued to increase operating income in the second quarter and in the first half of 2017 due to base yield improvement, volume growth and the continued benefits of cost management initiatives. In addition, results include $18 million in the second quarter and $40 million in the first half of 2017 of TNT Express integration expenses. FedEx Express continues to manage network capacity to match customer demand, reduce structural costs, modernize its fleet and drive productivity increases throughout its operations.

Salaries and employee benefits increased 4% in the second quarter and 3% in the first half of 2017 due to merit increases. Other expenses increased 7% in the second quarter and the first half of 2017 primarily due to TNT Express integration expenses. Purchased transportation expenses decreased 2% in the second quarter and 5% in the first half of 2017 driven by favorable exchange rates.

Fuel expense decreased 2% in the second quarter and 10% in the first half of 2017 due to lower fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

TNT EXPRESS SEGMENT

TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. Services are primarily classified by the speed, distance, weight and size of shipments. While the majority of shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. We acquired TNT Express in the fourth quarter of 2016. The following table presents revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	2016
	Three Months Ended	Six Months Ended
Revenues	$1,899	$3,703
Operating expenses:
Salaries and employee benefits	510	1,031
Purchased transportation	749	1,517
Rentals and landing fees	87	173
Depreciation and amortization	52	124
Fuel	56	110
Maintenance and repairs	40	76
Intercompany charges	5	5
Other	330	611

Total operating expenses	1,829	3,647

Operating income	$70	$56

Operating margin	3.7%	1.5%

Package:

Average daily packages	1,071	993
Revenue per package (yield)	$24.88	$25.40

Freight:

Average daily pounds	3,484	3,595
Revenue per pound (yield)	$0.59	$0.61

	Percent of Revenue
	2016
	Three Months Ended	Six Months Ended
Operating expenses:
Salaries and employee benefits	26.9%	27.8%
Purchased transportation	39.4	41.0
Rentals and landing fees	4.6	4.7
Depreciation and amortization	2.7	3.3
Fuel	2.9	3.0
Maintenance and repairs	2.1	2.1
Intercompany charges	0.3	0.1
Other	17.4	16.5

Total operating expenses	96.3	98.5

Operating margin	3.7%	1.5%

TNT Express fuel surcharges are indexed to the spot price for jet fuel. Using this index, the international fuel surcharge percentages ranged as follows for the periods ended November 30:

	Three Months Ended	Six Months Ended
	2016	2016
International Fuel Surcharges:
Low	5.75%	5.25%
High	17.75	18.00
Weighted-average	12.12	11.87

TNT Express Segment Results

The TNT Express segment was formed in the fourth quarter of 2016, following the acquisition of TNT Express on May 25, 2016. Since the date of acquisition, TNT Express has focused on maintaining its customer base while beginning integration activities with FedEx Express, as well as continuing to execute the Outlook restructuring program.

TNT Express results included revenues of $1.9 billion for the second quarter and $3.7 billion for the first half of 2017 and operating income of $70 million in the second quarter and $56 million in the first half of 2017. These results include Outlook restructuring program and integration costs of $10 million in the second quarter and $30 million in the first half of 2017. Costs associated with the Outlook restructuring program are expected to continue through calendar year 2018 and integration costs are expected to continue through fiscal year 2020. In addition, operating expenses include intangible asset amortization of $10 million in the second quarter and $38 million in the first half of 2017. As a result of updates to the TNT Express purchase price allocation during the second quarter of 2017, the intangible asset amortization is now estimated to be $38 million in the second half of 2017 and $75 million for the full year.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2016	2015			2016	2015
Revenues:
FedEx Ground	$4,015	$3,677	9		$7,906	$7,137	11
GENCO	404	373	8		803	743	8

Total revenues	4,419	4,050	9		8,709	7,880	11

Operating expenses:
Salaries and employee benefits	820	696	18		1,586	1,349	18
Purchased transportation	1,861	1,712	9		3,553	3,239	10
Rentals	189	155	22		370	300	23
Depreciation and amortization	168	146	15		331	292	13
Fuel	3	2	50		5	5	—
Maintenance and repairs	78	69	13		154	138	12
Intercompany charges	328	301	9		653	598	9
Other	507	443	14		982	896	10

Total operating expenses	3,954	3,524	12		7,634	6,817	12

Operating income	$465	$526	(12)		$1,075	$1,063	1

Operating margin	10.5%	13.0%	(250	)bp	12.3%	13.5%	(120	)bp

Average daily package volume
FedEx Ground	8,005	7,623	5		7,692	7,163	7

Revenue per package (yield)
FedEx Ground	$7.95	$7.64	4		$8.02	$7.77	3

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	18.5%	17.2%	18.2%	17.1%
Purchased transportation	42.1	42.3	40.8	41.1
Rentals	4.3	3.8	4.2	3.8
Depreciation and amortization	3.8	3.6	3.8	3.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.8	1.7	1.8	1.7
Intercompany charges	7.4	7.4	7.5	7.6
Other	11.5	10.9	11.3	11.4

Total operating expenses	89.5	87.0	87.7	86.5

Operating margin	10.5%	13.0%	12.3%	13.5%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 9% in the second quarter and 11% in the first half of 2017 due to volume and yield growth. Average daily volume at FedEx Ground increased 5% in the second quarter and 7% in the first half of 2017 primarily due to continued growth in our residential services driven by e-commerce, as well as our commercial business. FedEx Ground yield increased 4% during the second quarter and 3% in the first half of 2017 primarily due to higher base yields.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Low	3.80%	3.50%	3.30%	3.50%
High	4.00	4.25	4.00	4.50
Weighted-average	3.90	3.92	3.80	4.12

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

FedEx Ground Segment Operating Income

During the second quarter of 2017, FedEx Ground segment operating income decreased 12% due to increased rent, depreciation and staffing as a result of network expansion, as well as increased purchased transportation rates. FedEx Ground segment operating income increased 1% in the first half of 2017 due to volume and yield growth, which was partially offset by higher network expansion costs and purchased transportation rates.

Purchased transportation expense increased 9% in the second quarter and 10% in the first half of 2017 due to higher volumes and increased service provider and U.S. Postal Service rates. Salaries and employee benefits expense increased 18% during the second quarter and the first half of 2017 due to volume growth and additional staffing to support network expansion. Other expense increased 14% in the second quarter of 2017 due to higher self-insurance accruals and increased property taxes as a result of network expansion and 10% in the first half of 2017 due to increased property taxes and operating supplies as a result of network expansion. Rent expense and depreciation and amortization expense increased in the second quarter and first half of 2017 due to network expansion.

Independent Contractor Model

FedEx Ground is involved in lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue. During the third quarter of 2016, we reached agreements in principle to settle all of the 19 cases on appeal in the multidistrict litigation. These cases involve a contractor model which FedEx Ground has not operated since 2011. In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. We will continue to vigorously defend ourselves in these proceedings and continue to believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended November 30:

	Three Months Ended		Percent Change		Six Months Ended		Percent Change
	2016	2015			2016	2015
Revenues	$1,597	$1,547	3		$3,255	$3,148	3
Operating expenses:
Salaries and employee benefits	761	731	4		1,533	1,452	6
Purchased transportation	250	246	2		509	497	2
Rentals	35	33	6		65	76	(14)
Depreciation and amortization	66	61	8		130	120	8
Fuel	92	95	(3)		183	197	(7)
Maintenance and repairs	55	53	4		109	106	3
Intercompany charges	124	112	11		250	225	11
Other	126	115	10		253	242	5

Total operating expenses	1,509	1,446	4		3,032	2,915	4

Operating income	$88	$101	(13)		$223	$233	(4)

Operating margin	5.5%	6.5%	(100	)bp	6.9%	7.4%	(50	)bp

Average daily LTL shipments (in thousands)
Priority	72.7	68.9	6		72.6	67.7	7
Economy	31.4	31.4	—		31.9	31.0	3

Total average daily LTL shipments	104.1	100.3	4		104.5	98.7	6

Weight per LTL shipment (lbs)
Priority	1,165	1,179	(1)		1,171	1,189	(2)
Economy	1,113	1,141	(2)		1,105	1,155	(4)
Composite weight per LTL shipment	1,149	1,167	(2)		1,151	1,178	(2)

LTL revenue per shipment
Priority	$220.34	$218.52	1		$218.89	$220.90	(1)
Economy	261.28	263.47	(1)		258.26	266.43	(3)
Composite LTL revenue per shipment	$232.70	$232.60	—		$230.90	$235.23	(2)

LTL yield (revenue per hundredweight)
Priority	$18.92	$18.53	2		$18.70	$18.58	1
Economy	23.48	23.09	2		23.37	23.07	1
Composite LTL yield	$20.25	$19.93	2		$20.07	$19.97	1

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Operating expenses:
Salaries and employee benefits	47.6%	47.3%	47.1%	46.1%
Purchased transportation	15.7	15.9	15.6	15.8
Rentals	2.2	2.1	2.0	2.4
Depreciation and amortization	4.1	4.0	4.0	3.8
Fuel	5.8	6.1	5.6	6.3
Maintenance and repairs	3.4	3.4	3.3	3.4
Intercompany charges	7.8	7.3	7.7	7.1
Other	7.9	7.4	7.8	7.7

Total operating expenses	94.5	93.5	93.1	92.6

Operating margin	5.5%	6.5%	6.9%	7.4%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 3% in the second quarter and the first half of 2017 due to higher average daily LTL shipments. Average daily LTL shipments increased 4% in the second quarter and 6% in the first half of 2017 due to higher demand for our LTL service offerings. LTL revenue per shipment remained flat in the second quarter and decreased 2% in the first half of 2017 primarily due to lower weight per shipment and lower fuel surcharges.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015
Low	20.50%	20.80%	20.20%	20.80%
High	21.00	21.40	21.00	23.10
Weighted-average	20.75	21.14	20.64	21.79

On September 19, 2016, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 2, 2017. On January 4, 2016, FedEx Freight implemented zone-based pricing in certain U.S. and other LTL shipping rates. Also, on January 4, 2016, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 13% in the second quarter and 4% in the first half of 2017 due to lower average weight per shipment, increased salaries and employee benefits and higher allocated information technology costs.

Salaries and employee benefits increased 4% in the second quarter and 6% in the first half of 2016 driven by higher staffing levels to support volume growth and merit increases. Intercompany charges increased 11% in the second quarter and the first half of 2017 due to higher allocated information technology costs. Purchased transportation expense increased 2% in the second quarter and the first half of 2017 due to higher volumes. Other expenses increased 10% in the second quarter and 5% in the first half of 2017 due to an adjustment in prior year real estate taxes. Rentals decreased 14% in the first half of 2017 driven primarily by a charge related to a facility closure in the prior year and a credit related to the favorable sublease of the facility in the current year.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.1 billion at November 30, 2016, compared to $3.5 billion at May 31, 2016. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2016	2015
Operating activities:
Net income	$1,415	$1,383
Noncash charges and credits	1,968	1,396
Gain from sale of investment	(35)	—
Changes in assets and liabilities	(713)	(325)

Cash provided by operating activities	2,635	2,454

Investing activities:
Capital expenditures	(2,681)	(2,562)
Proceeds from asset dispositions and other	100	12

Cash used in investing activities	(2,581)	(2,550)

Financing activities:
Principal payments on debt	(43)	(17)
Proceeds from debt issuance	—	1,238
Proceeds from stock issuances	164	62
Dividends paid	(213)	(141)
Purchase of treasury stock	(334)	(1,101)
Other	(5)	(8)

Cash (used in) provided by financing activities	(431)	33

Effect of exchange rate changes on cash	(98)	(53)

Net decrease in cash and cash equivalents	$(475)	$(116)

Cash and cash equivalents at the end of period	$3,059	$3,647

Cash flows from operating activities increased $181 million in the first half of 2017 primarily due to lower income tax payments offset by higher pension contributions, higher variable compensation payouts and higher interest payments. Capital expenditures during the first half of 2017 were higher primarily due to the inclusion of TNT Express and increased spending at FedEx Ground driven by sort facility expansion. See “Capital Resources” for a discussion of capital expenditures during 2016 and 2015.

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the second quarter of 2017, we repurchased 0.7 million shares of FedEx common stock at an average price of $172.25 per share for a total of $112 million. During the first half of 2017, we repurchased 2.0 million shares of FedEx common stock at an average price of $164.04 per share for a total of $334 million. As of November 30, 2016, 16.9 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2016/2015
	Three Months Ended		Six Months Ended		Three Months Ended	Six Months Ended
	2016	2015	2016	2015
Aircraft and related equipment	$443	$535	$1,035	$1,158	(17)	(11)
Package handling and ground support equipment	326	301	524	486	8	8
Vehicles	369	257	518	475	44	9
Information technology investments	119	99	278	173	20	61
Facilities and other	209	161	326	270	30	21

Total capital expenditures	$1,466	$1,353	$2,681	$2,562	8	5

FedEx Express segment	$664	$686	$1,440	$1,520	(3)	(5)
TNT Express segment	59	—	115	—	NM	NM
FedEx Ground segment	504	425	740	646	19	15
FedEx Freight segment	162	144	208	207	13	—
FedEx Services segment	77	98	178	189	(21)	(6)

Total capital expenditures	$1,466	$1,353	$2,681	$2,562	8	5

Capital expenditures during the first half of 2017 were higher than the prior-year period primarily due to the inclusion of TNT Express and increased spending at FedEx Ground driven by sort facility expansion. Aircraft and related equipment purchases at FedEx Express during the first half of 2017 included the delivery of ten Boeing 767-300 Freighter aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2016 includes $775 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2017, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $5.6 billion in 2017 and include spending for sort facility expansion, primarily at FedEx Ground, aircraft and aircraft-related equipment at FedEx Express, and vehicle replacement at all our transportation segments. This capital expenditure forecast includes TNT Express. We invested $1.0 billion in aircraft and aircraft-related equipment in the first half of 2017 and expect to invest an additional $600 million for aircraft and aircraft-related equipment during the remainder of 2017.

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

In 2017, we anticipate making contributions totaling $2.0 billion ($443 million of which are required) to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). In December 2016, we made $250 million in contributions to our U.S. Pension Plans, of which $178 million was required. We plan to make $1 billion in voluntary contributions to these plans in January of 2017, which we expect to fund with proceeds from a debt offering. These additional contributions are being made to improve the funded status of our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments. For the remainder of 2017, we have $15 million in required contributions to our U.S. Pension Plans.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned our unsecured debt credit rating at Baa2 and commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2016. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2016. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2017 (1)	2018	2019	2020	2021	Thereafter	Total
Operating activities:
Operating leases	$1,418	$2,330	$2,060	$1,782	$1,576	$8,812	$17,978
Non-capital purchase obligations and other	302	470	332	238	153	111	1,606
Interest on long-term debt	256	494	494	433	421	8,225	10,323
Quarterly contributions to our U.S. Pension Plans	193	—	—	—	—	—	193

Investing activities:
Aircraft and aircraft-related capital commitments	371	1,767	1,717	1,925	1,460	4,205	11,445
Other capital purchase obligations	30	3	3	1	1	8	46

Financing activities:
Debt	5	3	1,283	931	—	11,459	13,681

Total	$2,575	$5,067	$5,889	$5,310	$3,611	$32,820	$55,272

(1)	Cash obligations for the remainder of 2017.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2016.

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

We had $430 million in deposits and progress payments as of November 30, 2016 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2016, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “General,” “Income Taxes,” “Outlook,” “TNT Express Segment Results,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	damage to our reputation or loss of brand equity;

•	our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	a significant data breach or other disruption to our technology infrastructure, which can adversely affect our reputation, business or results of operations;

•	the price and availability of jet and vehicle fuel;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;

•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;

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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures enacted in response to weak economic conditions), labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the unions elected in 2015 to represent drivers at four FedEx Freight facilities;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2016, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2017, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2016, and this strengthening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2016 (the end of the period covered by this Quarterly Report on Form 10-Q).

On May 25, 2016, we acquired TNT Express. We have begun the TNT Express integration process including the integration of policies, processes, people, technology and operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. During our fiscal quarter ended November 30, 2016, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2016	50,000	$159.34	50,000	17,540,000
Oct. 1-31, 2016	350,000	171.63	350,000	17,190,000
Nov. 1-30, 2016	250,000	175.71	250,000	16,940,000

Total	650,000	$172.25	650,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 20, 2016, 16.9 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 8, 2016 (but effective as of August 23, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2	Amendment dated September 8, 2016 (but effective as of August 19, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3	Amendment dated September 8, 2016 (but effective as of August 29, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4	Amendment dated September 15, 2016 (but effective as of August 18, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5	Amendment dated September 15, 2016 (but effective as of September 6, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6	Amendment dated October 6, 2016 (but effective as of October 3, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated October 24, 2016 (but effective as of September 21, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8	Amendment dated October 24, 2016 (but effective as of October 17, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9	Amendment dated October 24, 2016 (but effective as of October 4, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10	Amendment dated November 8, 2016 (but effective as of October 31, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 21, 2016	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1	Amendment dated September 8, 2016 (but effective as of August 23, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2	Amendment dated September 8, 2016 (but effective as of August 19, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3	Amendment dated September 8, 2016 (but effective as of August 29, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4	Amendment dated September 15, 2016 (but effective as of August 18, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5	Amendment dated September 15, 2016 (but effective as of September 6, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6	Amendment dated October 6, 2016 (but effective as of October 3, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated October 24, 2016 (but effective as of September 21, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8	Amendment dated October 24, 2016 (but effective as of October 17, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9	Amendment dated October 24, 2016 (but effective as of October 4, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10	Amendment dated November 8, 2016 (but effective as of October 31, 2016) amending the USPS Transportation Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E-1

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2