Form 10-Q
period 2017-02-28
FEDEX CORP
filed 2017-03-22
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2017

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 20, 2017
Common Stock, par value $0.10 per share	267,374,954

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 28, 2017 and May 31, 2016	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2017 and February 29, 2016	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2017 and February 29, 2016	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2017 and February 29, 2016	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	27
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	28
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	54
ITEM 4. Controls and Procedures	54

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	55
ITEM 1A. Risk Factors	55
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
ITEM 6. Exhibits	56
Signature	58
Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101 - Instance Document
Exhibit 101 - Schema Document
Exhibit 101 - Calculation Linkbase Document
Exhibit 101 - Definitions Linkbase Document
Exhibit 101 - Labels Linkbase Document
Exhibit 101 - Presentation Linkbase Document

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2017 (Unaudited)	May 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,173	$3,534
Receivables, less allowances of $222 and $178	7,418	7,252
Spare parts, supplies and fuel, less allowances of $231 and $218	527	496
Prepaid expenses and other	820	707
Total current assets	11,938	11,989
PROPERTY AND EQUIPMENT, AT COST	49,752	47,018
Less accumulated depreciation and amortization	24,139	22,734
Net property and equipment	25,613	24,284
OTHER LONG-TERM ASSETS
Goodwill	7,000	6,747
Other assets	2,230	2,939
Total other long-term assets	9,230	9,686
	$46,781	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2017 (Unaudited)	May 31, 2016
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$45	$29
Accrued salaries and employee benefits	1,690	1,972
Accounts payable	2,707	2,944
Accrued expenses	3,008	3,063
Total current liabilities	7,450	8,008
LONG-TERM DEBT, LESS CURRENT PORTION	14,713	13,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,299	1,567
Pension, postretirement healthcare and other benefit obligations	4,670	6,227
Self-insurance accruals	1,376	1,314
Deferred lease obligations	456	400
Deferred gains, principally related to aircraft transactions	142	155
Other liabilities	491	771
Total other long-term liabilities	9,434	10,434
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2017 and May 31, 2016	32	32
Additional paid-in capital	2,976	2,892
Retained earnings	19,830	18,371
Accumulated other comprehensive loss	(334)	(169)
Treasury stock, at cost	(7,320)	(7,342)
Total common stockholders’ investment	15,184	13,784
	$46,781	$45,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
REVENUES	$14,997	$12,654	$44,591	$37,386
OPERATING EXPENSES:
Salaries and employee benefits	5,395	4,712	16,059	13,807
Purchased transportation	3,498	2,623	10,169	7,505
Rentals and landing fees	834	744	2,426	2,121
Depreciation and amortization	762	663	2,241	1,964
Fuel	735	537	2,043	1,864
Maintenance and repairs	588	504	1,765	1,581
Other	2,160	2,007	6,432	5,399
	13,972	11,790	41,135	34,241
OPERATING INCOME	1,025	864	3,456	3,145
OTHER INCOME (EXPENSE):
Interest, net	(122)	(81)	(354)	(218)
Other, net	(4)	(1)	17	(6)
	(126)	(82)	(337)	(224)
INCOME BEFORE INCOME TAXES	899	782	3,119	2,921
PROVISION FOR INCOME TAXES	337	275	1,142	1,031
NET INCOME	$562	$507	$1,977	$1,890
EARNINGS PER COMMON SHARE:
Basic	$2.11	$1.86	$7.43	$6.79
Diluted	$2.07	$1.84	$7.31	$6.71
DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.25	$1.60	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2017	2016	2017	2016
NET INCOME	$562	$507	$1,977	$1,890
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $3, $11, $19 and $28	110	(99)	(108)	(270)
Amortization of prior service credit, net of tax of $12, $12, $34 and $30	(19)	(19)	(57)	(61)
	91	(118)	(165)	(331)
COMPREHENSIVE INCOME	$653	$389	$1,812	$1,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28,	February 29,
	2017	2016
Operating Activities:
Net income	$1,977	$1,890
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,241	1,964
Provision for uncollectible accounts	115	90
Stock-based compensation	123	115
Deferred income taxes and other noncash items	474	288
Gain from sale of investment	(35)	—
Changes in assets and liabilities:
Receivables	(340)	(78)
Other assets	(235)	(322)
Accounts payable and other liabilities	(1,642)	(146)
Other, net	(33)	(5)
Cash provided by operating activities	2,645	3,796
Investing Activities:
Capital expenditures	(3,790)	(3,562)
Proceeds from asset dispositions and other	123	(17)
Cash used in investing activities	(3,667)	(3,579)
Financing Activities:
Principal payments on debt	(49)	(28)
Proceeds from debt issuances	1,190	1,238
Proceeds from stock issuances	265	79
Dividends paid	(319)	(210)
Purchase of treasury stock	(358)	(2,133)
Other, net	2	(7)
Cash provided by (used in) financing activities	731	(1,061)
Effect of exchange rate changes on cash	(70)	(78)
Net decrease in cash and cash equivalents	(361)	(922)
Cash and cash equivalents at beginning of period	3,534	3,763
Cash and cash equivalents at end of period	$3,173	$2,841

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2017, the results of our operations for the three- and nine-month periods ended February 28, 2017 and February 29, 2016 and cash flows for the nine-month periods ended February 28, 2017 and February 29, 2016. Operating results for the three- and nine-month periods ended February 28, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2017.

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

BUSINESS ACQUISITION. On May 25, 2016, we acquired TNT Express B.V. (“TNT Express”) for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). All shares associated with the transaction were tendered or transferred as of February 28, 2017. We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions by combining TNT Express’s strong European road platform with Federal Express Corporation’s (“FedEx Express”) strength in other regions globally.

This acquisition is included in the accompanying balance sheets based on an allocation of the purchase price (summarized in the table below, in millions), which reflects updates to property and equipment and identifiable intangible assets from the May 31, 2016, August 31, 2016 and November 30, 2016 estimates, resulting in a net increase to goodwill of $417 million. These updates reflect the valuation work completed to date by third party experts and the receipt of additional information. Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, continues to be preliminary and will likely change in the fourth quarter of 2017, perhaps significantly, as additional information concerning the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date is obtained during the remainder of the fiscal year. Due to the global scope of TNT Express’s operations and the decentralized nature of the accounting records, the measurement periods for fixed assets, customer intangibles and certain liabilities are longer than for the other categories noted below. We will complete our purchase price allocation during the fourth quarter of 2017.

Current assets(1)	$1,917
Property and equipment	1,026
Goodwill	3,381
Identifiable intangible assets	505
Other non-current assets	307
Current liabilities(2)	(1,679)
Long-term liabilities	(563)
Total purchase price	$4,894

(1)	Primarily accounts receivable and cash.
(2)	Primarily accounts payable and accrued expenses.

As a result of this acquisition, we recognized a preliminary value of $3.4 billion of goodwill, which is primarily attributable to the TNT Express workforce and the expected benefits from synergies of the combination with existing businesses and growth opportunities. The majority of the purchase price allocated to goodwill is not deductible for income tax purposes.

The purchase price was preliminarily allocated to the identifiable intangible assets acquired as follows (in millions):

Intangible assets with finite lives
Customer relationships (12-year life)	$405
Technology (3-year life)	20
Trademarks (4-year life)	80
Total intangible assets	$505

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. This collective bargaining agreement is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) (formerly GENCO Distribution System, Inc. (“GENCO”)) has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $31 million for the three-month period ended February 28, 2017 and $123 million for the nine-month period ended February 28, 2017. Our stock-based compensation expense was $29 million for the three-month period ended February 29, 2016 and $115 million for the nine-month period ended February 29, 2016. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our current assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows.  Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard had a benefit of $21 million to net income ($0.07 per diluted share) for the third quarter and a benefit of $42 million to net income ($0.14 per diluted share) for the nine months of 2017.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no material impact on our net income or earnings per share. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2017 that is relevant to the readers of our financial statements.

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

During the third quarter of 2017, we repurchased 0.13 million shares of FedEx common stock at an average price of $187.34 per share for a total of $24 million. During the nine months of 2017, we repurchased 2.2 million shares of FedEx common stock at an average price of $165.44 per share for a total of $358 million. As of February 28, 2017, 16.8 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On February 17, 2017, our Board of Directors declared a quarterly dividend of $0.40 per share of common stock. The dividend will be paid on April 3, 2017 to stockholders of record as of the close of business on March 13, 2017. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive loss (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28, 2017 and February 29, 2016 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Foreign currency translation loss:
Balance at beginning of period	$(732)	$(424)	$(514)	$(253)
Translation adjustments	110	(99)	(108)	(270)
Balance at end of period	(622)	(523)	(622)	(523)
Retirement plans adjustments:
Balance at beginning of period	307	383	345	425
Reclassifications from AOCI	(19)	(19)	(57)	(61)
Balance at end of period	288	364	288	364
Accumulated other comprehensive loss at end of period	$(334)	$(159)	$(334)	$(159)

The following table presents details of the reclassifications from AOCI for the periods ended February 28, 2017 and February 29, 2016 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Amortization of retirement plans prior service credits, before tax	$31	$31	$91	$91	Salaries and employee benefits
Income tax benefit	(12)	(12)	(34)	(30)	Provision for income taxes
AOCI reclassifications, net of tax	$19	$19	$57	$61	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the quarter, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement, comprised of $450 million of 3.30% fixed-rate notes due in March 2027, and $750 million of 4.40% fixed-rate notes due in January 2047. Interest on these notes is paid semiannually. We used the net proceeds for a voluntary incremental contribution in January 2017 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and for working capital and general corporate purposes.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at February 28, 2017. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of February 28, 2017, no commercial paper was outstanding. However, we had a total of $317 million in letters of credit outstanding at February 28, 2017, with $183 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had carrying values of $14.7 billion at February 28, 2017 and $13.7 billion at May 31, 2016, compared with estimated fair values of $15.2 billion at February 28, 2017 and $14.3 billion at May 31, 2016. The annualized weighted average interest rate on long-term debt was 3.6% for the nine months ended February 28, 2017. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28, 2017 and February 29, 2016 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Basic earnings per common share:
Net earnings allocable to common shares(1)	$561	$506	$1,974	$1,888
Weighted-average common shares	266	272	266	278
Basic earnings per common share	$2.11	$1.86	$7.43	$6.79
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$561	$506	$1,974	$1,888
Weighted-average common shares	266	272	266	278
Dilutive effect of share-based awards	5	3	4	3
Weighted-average diluted shares	271	275	270	281
Diluted earnings per common share	$2.07	$1.84	$7.31	$6.71
Anti-dilutive options excluded from diluted earnings per common share	4.0	4.8	4.7	4.0

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended February 28, 2017 and February 29, 2016 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Defined benefit pension plans	$57	$53	$173	$160
Defined contribution plans	117	104	348	304
Postretirement healthcare plans	19	20	57	61
	$193	$177	$578	$525

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2017 and February 29, 2016 included the following components (in millions):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Pension Plans
Service cost	$180	$166	$540	$497
Interest cost	293	295	879	885
Expected return on plan assets	(384)	(377)	(1,156)	(1,131)
Amortization of prior service credit and other	(32)	(31)	(90)	(91)
	$57	$53	$173	$160

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Postretirement Healthcare Plans
Service cost	$9	$10	$27	$30
Interest cost	10	10	30	31
	$19	$20	$57	$61

Contributions to our U.S. Pension Plans for the nine-month periods ended February 28, 2017 and February 29, 2016 were as follows (in millions):

	2017	2016
Required	$444	$8
Voluntary	1,306	487
	$1,750	$495

In March 2017, we made $250 million in contributions to our U.S. Pension Plans, of which $15 million was required. Our U.S. Pension Plans have ample funds to meet expected benefit payments. We anticipate our U.S. Pension Plans will make payments in the fourth quarter of 2017 aggregating in excess of $1 billion to former employees who elected to receive their benefits early under a voluntary program offered to qualifying participants during the third quarter of 2017.

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
FedEx Supply Chain (third-party logistics) (formerly GENCO)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

During the third quarter of 2017, we rebranded GENCO to FedEx Supply Chain.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core businesses. These costs are not allocated to the business segments.

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended February 28, 2017 and February 29, 2016 (in millions):

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Revenues
FedEx Express segment	$6,779	$6,557	$20,178	$19,736
TNT Express segment	1,790	N/A	5,493	N/A
FedEx Ground segment	4,688	4,408	13,397	12,288
FedEx Freight segment	1,492	1,447	4,747	4,595
FedEx Services segment	389	384	1,198	1,177
Eliminations and other	(141)	(142)	(422)	(410)
	$14,997	$12,654	$44,591	$37,386
Operating Income
FedEx Express segment	$555	$595	$1,815	$1,762
TNT Express segment	2	N/A	58	N/A
FedEx Ground segment	515	557	1,590	1,620
FedEx Freight segment	41	56	264	289
Eliminations, corporate and other	(88)	(344)	(271)	(526)
	$1,025	$864	$3,456	$3,145

(7) Commitments

As of February 28, 2017, our purchase commitments under various contracts for the remainder of 2017 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2017 (remainder)	$219	$218	$437
2018	1,970	534	2,504
2019	1,730	375	2,105
2020	1,926	267	2,193
2021	1,348	183	1,531
Thereafter	4,199	258	4,457
Total	$11,392	$1,835	$13,227

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2017, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the quarter, FedEx Express entered into agreements to accelerate the delivery of one B767F aircraft to 2017 from 2018 and two B777F aircraft to 2018 from 2023.

We had $488 million in deposits and progress payments as of February 28, 2017 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2017 with the year of expected delivery:

	B767F	B777F	Total
2017 (remainder)	1	-	1
2018	15	4	19
2019	15	2	17
2020	16	3	19
2021	10	3	13
Thereafter	16	4	20
Total	73	16	89

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2017 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2017 (remainder)	$70	$547	$617
2018	398	1,992	2,390
2019	343	1,799	2,142
2020	261	1,595	1,856
2021	203	1,441	1,644
Thereafter	360	8,780	9,140
Total	$1,635	$16,154	$17,789

Future minimum lease payments under capital leases were immaterial at February 28, 2017. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in class-action lawsuits (including 21 that have been certified as class actions), individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as employees, rather than independent contractors.

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

On October 3, 2014, the Kansas Supreme Court determined that a 20 factor right to control test applies to claims under the Kansas Wage Payment Act and concluded that under that test, the class members were employees, not independent contractors. The case was subsequently transferred back to the Seventh Circuit, where both parties made filings requesting the action necessary to complete the resolution of the appeals. The parties also made recommendations to the court regarding next steps for the other 19 cases that are before the Seventh Circuit. FedEx Ground requested that each of those cases be separately briefed given the potential differences in the applicable state law from that in Kansas. On July 8, 2015, the Seventh Circuit issued an order and opinion confirming the decision of the Kansas Supreme Court, concluding that the class members were employees, not independent contractors. Additionally, the Seventh Circuit referred the other 19 cases to a representative of the court for purposes of setting a case management conference to address briefing and argument for those cases.

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

The Kansas case was remanded to the multidistrict litigation court, and the other 19 cases remain at the Seventh Circuit; however, approval proceedings will be conducted primarily by the multidistrict litigation court. Plaintiffs filed motions for preliminary approval between June 15 and June 30, 2016, and on August 3 and 4, 2016, the multidistrict litigation court issued orders indicating that it would grant preliminary approval if the Seventh Circuit would remand the cases on appeal for the purpose of entering approval orders. Upon the parties’ joint motion, the Seventh Circuit remanded the cases for this purpose on August 10, 2016, and the multidistrict litigation court entered orders preliminarily approving the settlements on August 17, 2016. Fairness hearings were previously scheduled for January 23 and 24, 2017, but were held on March 13 and 14, 2017. On March 15, 2017, the court issued orders indicating that it would grant final approval of each settlement if the Seventh Circuit remands the cases on appeal for the purpose of considering and granting final approval.

The multidistrict litigation court remanded the other eight certified class actions back to the district courts where they were originally filed because its summary judgment ruling did not completely dispose of all of the claims in those lawsuits. Seven of these matters settled for immaterial amounts and have received court approval.

The case in Arkansas settled in the second quarter of 2016, and we established an accrual for the amount of the settlement. The court held a final approval hearing on March 1, 2017, and granted final approval on March 6, 2017.

The case in California was appealed to the Ninth Circuit Court of Appeals, where the court reversed the district court decisions and held that the plaintiffs in California were employees as a matter of law and remanded the cases to the district court for further proceedings. In the first quarter of 2015, we recognized an accrual for the then-estimated probable loss in this case.

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court entered final judgment on June 20, 2016, and two objectors to the settlement filed appeals with the Ninth Circuit. One objector has settled with plaintiffs’ counsel, and we expect the appeal by the second objector to be briefed by the end of the fourth quarter of 2017 and arguments to be scheduled thereafter. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. We do not expect to incur a material loss in these matters; however, it is reasonably possible that potential loss in some of these lawsuits or changes to the independent contractor status of FedEx Ground’s owner-operators could be material. In these cases, we continue to evaluate what facts may arise in the course of discovery and what legal rulings the courts may render and how these facts and rulings might impact the loss. For a number of reasons, we are not currently able to estimate a range of reasonably possible loss in these cases. The number and identities of plaintiffs in these lawsuits are uncertain, as they are dependent on how the class of drivers is defined and how many individuals will qualify based on whatever criteria may be established. In addition, the parties have conducted only very limited discovery into damages in certain of these cases, which could vary considerably from plaintiff to plaintiff and be dependent on evidence pertaining to individual plaintiffs, which has yet to be produced in the cases. Further, the range of potential loss could be impacted substantially by future rulings by the court, including on the merits of the claims, on FedEx Ground’s defenses, and on evidentiary issues. As a consequence of these factors, as well as others that are specific to these cases, we are not currently able to estimate a range of reasonably possible loss. We do not believe that a material loss is probable in these matters.

Adverse determinations in matters related to FedEx Ground’s independent contractors could, among other things, entitle certain owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground. We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers of the company’s independent contractors.

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Pursuant to motions to dismiss filed in both lawsuits, some of the claims have been dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim has been dismissed entirely and the New York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount of loss cannot be estimated at this stage of the litigation and we expect the amount of any loss to be immaterial.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On September 9, 2016, FedEx Supply Chain received a written offer from several District Attorneys’ Offices in California to settle a civil action that the District Attorneys intend to file against FedEx Supply Chain for alleged violations of the state’s hazardous waste regulations. Specifically, the District Attorneys’ Offices allege FedEx Supply Chain unlawfully disposed of hazardous waste at one of its California facilities and caused the illegal transportation and disposal of hazardous waste from the retail stores of a FedEx Supply Chain customer at this same facility. The District Attorneys allege these violations began in 2006 and continued until the facility closed in the spring of 2015. We believe an immaterial loss in this matter is probable. The District Attorneys are also investigating FedEx Supply Chain’s hazardous waste activities at eight additional facilities within California. We will pursue all available remedies against the sellers of GENCO to recover any losses in these matters.

Other Matter. During the third quarter of 2017, FedEx Trade Networks informed U.S. Customs and Border Protection that in connection with certain customs entries it may have made improper claims for (i) reduced-duty treatment and (ii) duty-free treatment. FedEx Trade Networks is continuing to review these matters. Loss in these matters is probable, but given the early stage of these matters we cannot yet determine the amount or range of potential loss, but a material loss is reasonably possible.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28, 2017 and February 29, 2016 was as follows (in millions):

	2017	2016
Cash payments for:
Interest (net of capitalized interest)	$400	$284
Income taxes	$294	$919
Income tax refunds received	(16)	(3)
Cash tax payments, net	$278	$916

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $14.6 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,475	$301	$1,442	$(45)	$3,173
Receivables, less allowances	1	4,636	2,824	(43)	7,418
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	292	819	236	—	1,347
Total current assets	1,768	5,756	4,502	(88)	11,938
PROPERTY AND EQUIPMENT, AT COST	22	46,448	3,282	—	49,752
Less accumulated depreciation and amortization	18	22,810	1,311	—	24,139
Net property and equipment	4	23,638	1,971	—	25,613
INTERCOMPANY RECEIVABLE	2,216	1,442	—	(3,658)	—
GOODWILL	—	1,571	5,429	—	7,000
INVESTMENT IN SUBSIDIARIES	26,637	2,744	—	(29,381)	—
OTHER ASSETS	3,043	1,031	1,052	(2,896)	2,230
	$33,668	$36,182	$12,954	$(36,023)	$46,781
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$31	$14	$—	$45
Accrued salaries and employee benefits	52	1,184	454	—	1,690
Accounts payable	124	1,354	1,317	(88)	2,707
Accrued expenses	811	1,419	778	—	3,008
Total current liabilities	987	3,988	2,563	(88)	7,450
LONG-TERM DEBT, LESS CURRENT PORTION	14,443	244	26	—	14,713
INTERCOMPANY PAYABLE	—	—	3,658	(3,658)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,978	217	(2,896)	2,299
Other liabilities	3,054	3,345	736	—	7,135
Total other long-term liabilities	3,054	8,323	953	(2,896)	9,434
STOCKHOLDERS’ INVESTMENT	15,184	23,627	5,754	(29,381)	15,184
	$33,668	$36,182	$12,954	$(36,023)	$46,781

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,974	$326	$1,277	$(43)	$3,534
Receivables, less allowances	1	4,461	2,831	(41)	7,252
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	233	724	246	—	1,203
Total current assets	2,208	5,511	4,354	(84)	11,989
PROPERTY AND EQUIPMENT, AT COST	22	43,760	3,236	—	47,018
Less accumulated depreciation and amortization	17	21,566	1,151	—	22,734
Net property and equipment	5	22,194	2,085	—	24,284
INTERCOMPANY RECEIVABLE	2,437	1,284	—	(3,721)	—
GOODWILL	—	1,571	5,176	—	6,747
INVESTMENT IN SUBSIDIARIES	24,766	3,697	—	(28,463)	—
OTHER ASSETS	3,359	967	1,851	(3,238)	2,939
	$32,775	$35,224	$13,466	$(35,506)	$45,959
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$13	$16	$—	$29
Accrued salaries and employee benefits	54	1,377	541	—	1,972
Accounts payable	8	1,501	1,519	(84)	2,944
Accrued expenses	883	1,411	769	—	3,063
Total current liabilities	945	4,302	2,845	(84)	8,008
LONG-TERM DEBT, LESS CURRENT PORTION	13,451	245	37	—	13,733
INTERCOMPANY PAYABLE	—	—	3,721	(3,721)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,436	369	(3,238)	1,567
Other liabilities	4,595	3,375	897	—	8,867
Total other long-term liabilities	4,595	7,811	1,266	(3,238)	10,434
STOCKHOLDERS’ INVESTMENT	13,784	22,866	5,597	(28,463)	13,784
	$32,775	$35,224	$13,466	$(35,506)	$45,959

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$11,275	$3,794	$(72)	$14,997
OPERATING EXPENSES:
Salaries and employee benefits	29	4,210	1,156	—	5,395
Purchased transportation	—	2,219	1,306	(27)	3,498
Rentals and landing fees	1	657	177	(1)	834
Depreciation and amortization	1	649	112	—	762
Fuel	—	657	78	—	735
Maintenance and repairs	1	514	73	—	588
Intercompany charges, net	(87)	(33)	120	—	—
Other	55	1,428	721	(44)	2,160
	—	10,301	3,743	(72)	13,972
OPERATING INCOME	—	974	51	—	1,025
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	562	(41)	—	(521)	—
Interest, net	(129)	6	1	—	(122)
Intercompany charges, net	130	(79)	(51)	—	—
Other, net	(1)	(118)	115	—	(4)
INCOME BEFORE INCOME TAXES	562	742	116	(521)	899
Provision for income taxes	—	280	57	—	337
NET INCOME	$562	$462	$59	$(521)	$562
COMPREHENSIVE INCOME	$543	$444	$187	$(521)	$653

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,838	$1,892	$(76)	$12,654
OPERATING EXPENSES:
Salaries and employee benefits	32	4,072	608	—	4,712
Purchased transportation	—	2,106	545	(28)	2,623
Rentals and landing fees	1	660	84	(1)	744
Depreciation and amortization	—	608	55	—	663
Fuel	—	520	17	—	537
Maintenance and repairs	—	471	33	—	504
Intercompany charges, net	(344)	294	50	—	—
Other	311	1,344	399	(47)	2,007
	—	10,075	1,791	(76)	11,790
OPERATING INCOME	—	763	101	—	864
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	507	86	—	(593)	—
Interest, net	(90)	6	3	—	(81)
Intercompany charges, net	95	(105)	10	—	—
Other, net	(5)	(1)	5	—	(1)
INCOME BEFORE INCOME TAXES	507	749	119	(593)	782
Provision for income taxes	—	249	26	—	275
NET INCOME	$507	$500	$93	$(593)	$507
COMPREHENSIVE INCOME	$488	$487	$7	$(593)	$389

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$33,175	$11,628	$(212)	$44,591
OPERATING EXPENSES:
Salaries and employee benefits	94	12,477	3,488	—	16,059
Purchased transportation	—	6,210	4,040	(81)	10,169
Rentals and landing fees	4	1,902	524	(4)	2,426
Depreciation and amortization	1	1,894	346	—	2,241
Fuel	—	1,819	224	—	2,043
Maintenance and repairs	1	1,544	220	—	1,765
Intercompany charges, net	(266)	67	199	—	—
Other	166	4,230	2,163	(127)	6,432
	—	30,143	11,204	(212)	41,135
OPERATING INCOME	—	3,032	424	—	3,456
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,977	69	—	(2,046)	—
Interest, net	(374)	19	1	—	(354)
Intercompany charges, net	376	(224)	(152)	—	—
Other, net	(2)	(128)	147	—	17
INCOME BEFORE INCOME TAXES	1,977	2,768	420	(2,046)	3,119
Provision for income taxes	—	951	191	—	1,142
NET INCOME	$1,977	$1,817	$229	$(2,046)	$1,977
COMPREHENSIVE INCOME	$1,921	$1,781	$156	$(2,046)	$1,812

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$31,190	$6,449	$(253)	$37,386
OPERATING EXPENSES:
Salaries and employee benefits	92	11,811	1,904	—	13,807
Purchased transportation	—	5,481	2,132	(108)	7,505
Rentals and landing fees	4	1,843	278	(4)	2,121
Depreciation and amortization	1	1,792	171	—	1,964
Fuel	—	1,808	56	—	1,864
Maintenance and repairs	—	1,476	105	—	1,581
Intercompany charges, net	(525)	338	187	—	—
Other	428	3,901	1,211	(141)	5,399
	—	28,450	6,044	(253)	34,241
OPERATING INCOME	—	2,740	405	—	3,145
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,890	220	—	(2,110)	—
Interest, net	(246)	20	8	—	(218)
Intercompany charges, net	257	(264)	7	—	—
Other, net	(11)	(10)	15	—	(6)
INCOME BEFORE INCOME TAXES	1,890	2,706	435	(2,110)	2,921
Provision for income taxes	—	915	116	—	1,031
NET INCOME	$1,890	$1,791	$319	$(2,110)	$1,890
COMPREHENSIVE INCOME	$1,834	$1,758	$77	$(2,110)	$1,559

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,497)	$3,615	$529	$(2)	$2,645
INVESTING ACTIVITIES
Capital expenditures	—	(3,456)	(334)	—	(3,790)
Proceeds from asset dispositions and other	85	16	22	—	123
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	85	(3,440)	(312)	—	(3,667)
FINANCING ACTIVITIES
Net transfers from (to) Parent	117	(148)	31	—	—
Payment on loan between subsidiaries	36	(15)	(21)	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(33)	(16)	—	(49)
Proceeds from debt issuance	1,190	—	—	—	1,190
Proceeds from stock issuances	265	—	—	—	265
Dividends paid	(319)	—	—	—	(319)
Purchase of treasury stock	(358)	—	—	—	(358)
Other, net	(8)	(12)	22	—	2
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	923	(207)	15	—	731
Effect of exchange rate changes on cash	(10)	7	(67)	—	(70)
Net (decrease) increase in cash and cash equivalents	(499)	(25)	165	(2)	(361)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,475	$301	$1,442	$(45)	$3,173

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 29, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(833)	$4,213	$370	$46	$3,796
INVESTING ACTIVITIES
Capital expenditures	—	(3,434)	(128)	—	(3,562)
Proceeds from asset dispositions and other	(55)	26	12	—	(17)
CASH USED IN INVESTING ACTIVITIES	(55)	(3,408)	(116)	—	(3,579)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,036	(1,039)	3	—	—
Payment on loan between subsidiaries	—	109	(109)	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(7)	(21)	—	(28)
Proceeds from debt issuance	1,238	—	—	—	1,238
Proceeds from stock issuances	79	—	—	—	79
Dividends paid	(210)	—	—	—	(210)
Purchase of treasury stock	(2,133)	—	—	—	(2,133)
Other, net	(7)	(27)	27	—	(7)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	3	(944)	(120)	—	(1,061)
Effect of exchange rate changes on cash	—	(17)	(61)	—	(78)
Net (decrease) increase in cash and cash equivalents	(885)	(156)	73	46	(922)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763
Cash and cash equivalents at end of period	$1,498	$331	$1,044	$(32)	$2,841

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2017 and February 29, 2016 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2017 and February 29, 2016. These financial statements are the responsibility of the Company’s management.

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

March 22, 2017

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

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services and certain back-office support functions that support our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion. Additional information on our businesses can also be found in our Annual Report.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues	$14,997	$12,654	19		$44,591	$37,386	19
Operating income:
FedEx Express segment	555	595	(7)		1,815	1,762	3
TNT Express segment	2	—	NM		58	—	NM
FedEx Ground segment	515	557	(8)		1,590	1,620	(2)
FedEx Freight segment	41	56	(27)		264	289	(9)
Eliminations, corporate and other	(88)	(344)	74		(271)	(526)	48
Consolidated operating income	1,025	864	19		3,456	3,145	10
Operating margin:
FedEx Express segment	8.2%	9.1%	(90)	bp	9.0%	8.9%	10	bp
TNT Express segment	0.1%	—	NM		1.1%	—	NM
FedEx Ground segment	11.0%	12.6%	(160)	bp	11.9%	13.2%	(130)	bp
FedEx Freight segment	2.7%	3.9%	(120)	bp	5.6%	6.3%	(70)	bp
Consolidated operating margin	6.8%	6.8%	—	bp	7.8%	8.4%	(60)	bp
Consolidated net income	$562	$507	11		$1,977	$1,890	5
Diluted earnings per share	$2.07	$1.84	13		$7.31	$6.71	9

	Change in Revenue		Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$222	$442	$(40)	$53
TNT Express segment	1,790	5,493	2	58
FedEx Ground segment	280	1,109	(42)	(30)
FedEx Freight segment	45	152	(15)	(25)
FedEx Services segment	5	21	—	—
Eliminations, corporate and other	1	(12)	256	255
	$2,343	$7,205	$161	$311

Overview

Our segment results declined in the third quarter of 2017 as a result of the unfavorable net impact of fuel and one fewer operating day at FedEx Express and FedEx Ground, increased rent, depreciation and staffing as a result of network expansion at FedEx Ground and lower operating income at FedEx Freight. These factors were partially offset by yield growth at all of our transportation segments. Our segment results increased in the nine months of 2017 due to yield and volume growth and continued cost management at our FedEx Express segment, which was partially offset by the factors noted above.

We incurred an aggregate $78 million ($63 million, net of tax, or $0.23 per diluted share) in the third quarter and $204 million ($158 million, net of tax, or $0.58 per diluted share) in the nine months of 2017 of integration expenses, including restructuring charges for TNT Express. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred primarily at FedEx Corporation and FedEx Express. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. In addition, we incurred $16 million ($13 million, net of tax, or $0.05 per diluted share) in the third quarter and $54 million ($41 million, net of tax, or $0.15 per diluted share) in the nine months of 2017 of increased intangible asset amortization as a result of the TNT Express acquisition.

We incurred expenses associated with the TNT Express acquisition of $25 million ($15 million, net of tax, or $0.06 per diluted share) in the third quarter of 2016 and $53 million ($33 million, net of tax, or $0.12 per diluted share) in the nine months of 2016.

Operating income in the third quarter and nine months of 2017 benefited from the inclusion of prior-year expenses in “Eliminations, corporate and other,” consisting of provisions for the settlement of (and certain expected losses related to) independent contractor litigation matters involving FedEx Ground for $204 million ($126 million, net of tax, or $0.46 per diluted share) in the third quarter and $245 ($152 million, net of tax, or $0.54 per diluted share) million in the nine months of 2016. In addition, in the third quarter and nine months of 2016, expenses included the settlement of a U.S. Customs and Border Protection (“CBP”) notice of action regarding uncollected duties and merchandising processing fees in the amount of $69 million ($43 million, net of tax, or $0.15 per diluted share). Both of these provisions were net of recognized insurance recoveries.

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

Revenue

Revenues increased 19% in the third quarter and nine months of 2017 due to the inclusion of TNT Express and improvements at our other transportation segments. At FedEx Ground, revenues increased 6% in the third quarter due to yield and volume growth in our commercial business and 9% in the nine months of 2017 due to volume and yield growth in our commercial business and residential services. Revenues at FedEx Express increased 3% in the third quarter due to yield and package volume growth and 2% in the nine months of 2017 due to the same factors, which were partially offset by unfavorable exchange rates. Revenues in the third quarter and the nine months of 2017 were negatively impacted by one fewer operating day at FedEx Express and FedEx Ground. FedEx Freight revenues increased 3% in the third quarter due to higher LTL revenue per shipment and higher fuel surcharges and 3% in the nine months of 2017 due to higher average daily LTL shipments. Lower fuel surcharges negatively impacted revenues at all our transportation segments in the nine months of 2017.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	$5,395	$4,712	$16,059	$13,807
Purchased transportation	3,498	2,623	10,169	7,505
Rentals and landing fees	834	744	2,426	2,121
Depreciation and amortization	762	663	2,241	1,964
Fuel	735	537	2,043	1,864
Maintenance and repairs	588	504	1,765	1,581
Other	2,160	2,007	6,432	5,399
Total operating expenses	$13,972	$11,790	$41,135	$34,241
Operating income	$1,025	$864	$3,456	$3,145

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	36.0%	37.2%	36.0%	36.9%
Purchased transportation	23.3	20.7	22.8	20.1
Rentals and landing fees	5.6	5.9	5.4	5.7
Depreciation and amortization	5.1	5.2	5.0	5.3
Fuel	4.9	4.3	4.6	5.0
Maintenance and repairs	3.9	4.0	4.0	4.2
Other	14.4	15.9	14.4	14.4
Total operating expenses	93.2	93.2	92.2	91.6
Operating margin	6.8%	6.8%	7.8%	8.4%

Operating margin remained flat in the third quarter of 2017 as prior-year provisions for independent contractor litigation matters involving FedEx Ground and the CBP matter noted above were offset by the inclusion of TNT Express and the unfavorable net impact of fuel and one fewer operating day at FedEx Express and FedEx Ground.

Operating margin declined in the nine months of 2017 primarily due to the inclusion of TNT Express, increased depreciation, rent and staffing as a result of network expansion and increased purchased transportation rates at FedEx Ground and lower operating income at FedEx Freight. These impacts were partially offset by the prior-year independent contractor litigation expenses and CBP matter.

Purchased transportation costs increased 33% in the third quarter due to the inclusion of TNT Express and higher volumes at FedEx Ground and 35% in the nine months of 2017 due to the inclusion of TNT Express and higher volumes, as well as increased service provider and U.S. Postal Service rates at FedEx Ground. Salaries and employee benefits expense increased 14% in the third quarter and 16% in the nine months of 2017 due to the inclusion of TNT Express, volume growth and staffing to support network expansion at FedEx Ground, and merit increases at FedEx Express and FedEx Freight. Other expenses increased 19% in the nine months of 2017 primarily due to the inclusion of TNT Express driven by outside service contracts, which were partially offset by the inclusion of independent contractor litigation expenses and the CBP matter in the prior year.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 37% in the third quarter of 2017 due to higher fuel prices and the inclusion of TNT Express and 10% in the nine months of 2017 due to the inclusion of TNT Express. Fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter and nine months of 2017 and 2016 in the accompanying discussions of each of our transportation segments.

Effective February 6, 2017, FedEx Express and FedEx Ground fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. The index used to determine the fuel surcharge percentage for our FedEx Freight business continues to adjust weekly. TNT Express’s fuel surcharges incorporate a six- to eight-week timing lag.

Prior to February 6, 2017, our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporated a timing lag of approximately six to eight weeks before they were adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in January 2017 was set based on November 2016 fuel prices. In addition, on November 2, 2015, we updated the tables used to determine our fuel surcharges at FedEx Express, FedEx Ground and FedEx Freight.

Beyond these factors, the manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 76% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied to the index price for the preceding month, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

The net impact of fuel had a significant negative impact to operating income in the third quarter and nine months of 2017. This was driven by a year-over-year weighted average increase of 30% in jet fuel prices and 27% in vehicle fuel prices during the third quarter of 2017.

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

Other Income and Expense

Interest expense increased $41 million in the third quarter and $136 million in the nine months of 2017 primarily due to our U.S. and Euro debt issuances in fiscal 2016. The interest expense increase in the nine months of 2017 was partially offset by a gain of $35 million from the sale of an investment during the second quarter of 2017. The annualized weighted average interest rate on our long-term debt was 3.6% for the nine months ended February 28, 2017, reflecting the favorable interest rates obtained in recent debt offerings.

Income Taxes

Our effective tax rate was 37.5% for the third quarter and 36.6% for the nine months of 2017, compared with 35.2% in the third quarter and 35.3% in the nine months of 2016. The tax rates in 2017 have been negatively impacted by non-deductible costs incurred in connection with the integration of TNT Express as well as local country losses in some entities within TNT, for which no tax benefit was recognized due to uncertainty as to the utilization of these losses. This negative impact has been partially offset by the continuing benefit from the Accounting Standards Update for share-based payments that we adopted in the second quarter of 2017. For additional details on the Accounting Standards Update for share-based payments, refer to Note 1 of the accompanying unaudited condensed consolidated financial statements.

We expect our effective tax rate to be lower in the fourth quarter and our 2017 effective tax rate to be approximately 35% prior to any year-end mark-to-market (“MTM”) benefit plans adjustment. Longer term, as more synergies from the TNT Express acquisition result in greater international profits, we expect our pre-MTM benefit plans adjustment effective tax rate to be lower than our historical average rate.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2017, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2016 other than liabilities added as a result of the ongoing TNT Express purchase price allocation.

Business Acquisition

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million).  All shares associated with the transaction were tendered or transferred as of February 28, 2017.  We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business are included in the FedEx Express group and TNT Express segment.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions by combining TNT Express’s strong European road platform with FedEx Express’s strength in other regions globally.

Given the timing and complexity of the acquisition, the presentation of TNT Express in our financial statements, including the allocation of the purchase price, continues to be preliminary and will likely change in the fourth quarter of 2017, perhaps significantly, as additional information concerning the fair value estimates of the assets acquired and liabilities assumed as of the acquisition date is obtained during the remainder of the fiscal year. We will complete our purchase price allocation during the fourth quarter of 2017.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion of this acquisition.

Outlook

We expect volume and yield growth at FedEx Express and FedEx Ground and the inclusion of TNT Express to drive earnings growth in the fourth quarter and full year of 2017 prior to any MTM benefit plans adjustment. At FedEx Ground, we are focused on balancing capacity and volume growth with yield management. These actions contributed to the third quarter volume results and are expected to impact fourth quarter volumes. Our fourth quarter and full-year results for 2017 will continue to be negatively impacted by our TNT Express integration and restructuring activities. Our expectations for earnings growth in the fourth quarter and the remainder of 2017 are dependent on key external factors, including fuel prices and the pace of improvement in the global economy.

During the remainder of 2017, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office IT systems, and is expected to take four years to complete from the acquisition date. We now estimate incurring costs of approximately $300 million in 2017 as a result of the TNT Express integration, including restructuring charges. We expect the aggregate integration program expense over the four years to be approximately $800 million. The timing and amount of integration-related expenses in any future period is subject to change as we implement our plans.

The integration process is proceeding in a manner such that we expect to have one integrated FedEx Express reportable segment (formerly the FedEx Express group) commencing in 2018 when the financial information for the FedEx Express and TNT Express segments will begin to merge and only the results of the FedEx Express group will be regularly reviewed when evaluating performance and making resource allocation decisions. We are targeting operating income improvement at the FedEx Express group of $1.2 billion to $1.5 billion in 2020 from 2017 assuming moderate economic growth and current accounting and tax rules. This target includes TNT Express synergies as well as base business and other operational improvements across the global FedEx Express network.

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

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed by the end of 2020. As of February 28, 2017, 42% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. Based on our current assessment, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expense related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. We are currently evaluating the impact of this new standard on our financial reporting, but recognizing the lease liability and related right-of-use asset will significantly impact our balance sheet. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard had a benefit of $21 million to net income ($0.07 per diluted share) for the third quarter and a benefit of $42 million to net income ($0.14 per diluted share) for the nine months of 2017.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement.  This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no material impact on our net income or earnings per share. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

We believe that no other new accounting guidance was adopted or issued during the nine months of 2017 that is relevant to the readers of our financial statements.

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
FedEx Supply Chain (third-party logistics) (formerly GENCO)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

During the third quarter of 2017, we rebranded GENCO to FedEx Supply Chain.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core businesses. These costs are not allocated to the business segments. The year-over-year decrease in these costs in the third quarter and nine months of 2017 was driven by a prior-year expense related to independent contractor litigation matters involving FedEx Ground, the prior-year settlement of a U.S. Customs and Border Protection notice of action regarding uncollected duties and merchandising processing and the prior-year TNT Express acquisition expenses partially offset by TNT Express integration expenses incurred in the three and nine months of 2017 discussed above.

FEDEX EXPRESS GROUP

The FedEx Express group consists of the combined results of the FedEx Express and TNT Express segments. As discussed in our Annual Report, we have combined these segments for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparison purposes. We acquired TNT Express in the fourth quarter of 2016, which has impacted the year-over-year comparability of revenue and operating income. The following table compares selected performance measures (dollars in millions) for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues:
FedEx Express segment	$6,779	$6,557	3		$20,178	$19,736	2
TNT Express segment	1,790	—	NM		5,493	—	NM
FedEx Express group	8,569	6,557	31		25,671	19,736	30
Operating income:
FedEx Express segment	555	595	(7)		1,815	1,762	3
TNT Express segment	2	—	NM		58	—	NM
FedEx Express group	$557	$595	(6)		$1,873	$1,762	6
Operating margin:
FedEx Express segment	8.2%	9.1%	(90)	bp	9.0%	8.9%	10	bp
TNT Express segment	0.1%	—	NM	bp	1.1%	—	NM	bp
FedEx Express group	6.5%	9.1%	(260)	bp	7.3%	8.9%	(160)	bp

FedEx Express Group Results

FedEx Express group revenues increased 31% in the third quarter and 30% in the nine months of 2017. This increase was due to the inclusion of the TNT Express segment, as well as improved yield and package volume at our FedEx Express segment.

Operating income decreased 6% in the third quarter driven by one fewer operating day and the negative net impact of fuel at FedEx Express. The TNT Express segment reported a small operating profit in the third quarter, which was negatively impacted by integration expenses, including restructuring charges and amortization of intangible assets. Operating income increased 6% in the nine months of 2017 driven by our FedEx Express segment and the inclusion of the TNT Express segment. Operating margin decreased in the third quarter due to the inclusion of the TNT Express segment, the unfavorable net impact of fuel and one fewer operating day and in the nine months of 2017 due to the inclusion of the TNT Express segment.

FedEx Express group results included $53 million in the third quarter and $122 million in the nine months of 2017 of TNT Express integration expenses. In addition, expenses included intangible asset amortization of $16 million in the third quarter and $54 million in the nine months of 2017.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues:
Package:
U.S. overnight box	$1,742	$1,704	2		$5,173	$5,044	3
U.S. overnight envelope	422	408	3		1,287	1,227	5
U.S. deferred	954	926	3		2,598	2,568	1
Total U.S. domestic package revenue	3,118	3,038	3		9,058	8,839	2
International priority	1,398	1,346	4		4,275	4,243	1
International economy	570	546	4		1,759	1,688	4
Total international export package revenue	1,968	1,892	4		6,034	5,931	2
International domestic(1)	312	303	3		964	966	—
Total package revenue	5,398	5,233	3		16,056	15,736	2
Freight:
U.S.	667	647	3		1,895	1,798	5
International priority	355	325	9		1,093	1,029	6
International airfreight	28	30	(7)		82	98	(16)
Total freight revenue	1,050	1,002	5		3,070	2,925	5
Other(2)	331	322	3		1,052	1,075	(2)
Total revenues	6,779	6,557	3		20,178	19,736	2
Operating expenses:
Salaries and employee benefits	2,662	2,602	2		7,854	7,638	3
Purchased transportation	562	545	3		1,722	1,762	(2)
Rentals and landing fees	431	452	(5)		1,230	1,261	(2)
Depreciation and amortization	360	342	5		1,068	1,038	3
Fuel	572	455	26		1,582	1,579	—
Maintenance and repairs	348	306	14		1,044	981	6
Intercompany charges	467	464	1		1,392	1,371	2
Other	822	796	3		2,471	2,344	5
Total operating expenses	6,224	5,962	4		18,363	17,974	2
Operating income	$555	$595	(7)		$1,815	$1,762	3
Operating margin	8.2%	9.1%	(90)	bp	9.0%	8.9%	10	bp

(1)	International domestic revenues represent our international intra-country operations.
(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	39.3%	39.7%	38.9%	38.7%
Purchased transportation	8.3	8.3	8.5	8.9
Rentals and landing fees	6.4	6.9	6.1	6.4
Depreciation and amortization	5.3	5.2	5.3	5.3
Fuel	8.4	6.9	7.8	8.0
Maintenance and repairs	5.1	4.7	5.2	5.0
Intercompany charges	6.9	7.1	6.9	6.9
Other	12.1	12.1	12.3	11.9
Total operating expenses	91.8	90.9	91.0	91.1
Operating margin	8.2%	9.1%	9.0%	8.9%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2017	2016	Change	2017	2016	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,322	1,316	—	1,286	1,271	1
U.S. overnight envelope	549	535	3	559	536	4
U.S. deferred	1,025	1,015	1	904	926	(2)
Total U.S. domestic ADV	2,896	2,866	1	2,749	2,733	1
International priority	407	386	5	400	393	2
International economy	182	179	2	183	180	2
Total international export ADV	589	565	4	583	573	2
International domestic(2)	943	878	7	933	895	4
Total ADV	4,428	4,309	3	4,265	4,201	2
Revenue per package (yield):
U.S. overnight box	$21.24	$20.56	3	$21.17	$20.77	2
U.S. overnight envelope	12.41	12.11	2	12.12	11.99	1
U.S. deferred	15.00	14.48	4	15.13	14.52	4
U.S. domestic composite	17.36	16.83	3	17.34	16.93	2
International priority	55.42	55.35	—	56.25	56.59	(1)
International economy	50.56	48.36	5	50.60	49.02	3
International export composite	53.92	53.14	1	54.48	54.21	—
International domestic(2)	5.34	5.47	(2)	5.44	5.65	(4)
Composite package yield	19.66	19.27	2	19.82	19.61	1
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,458	8,340	1	8,231	7,937	4
International priority	2,592	2,414	7	2,622	2,503	5
International airfreight	645	622	4	610	636	(4)
Total average daily freight pounds	11,695	11,376	3	11,463	11,076	3
Revenue per pound (yield):
U.S.	$1.27	$1.23	3	$1.21	$1.19	2
International priority	2.21	2.14	3	2.19	2.15	2
International airfreight	0.71	0.76	(7)	0.71	0.81	(12)
Composite freight yield	1.45	1.40	4	1.41	1.38	2

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 3% in the third quarter of 2017 primarily due to improved base yield and package volume and higher fuel surcharges, which were partially offset by one fewer operating day.  FedEx Express segment revenues increased 2% in the nine months of 2017 primarily due to improved yield and package volume partially offset by one fewer operating day, unfavorable exchange rates, and lower fuel surcharges.

U.S. domestic package yields increased 3% in the third quarter and 2% in the nine months of 2017 primarily due to higher base rates and package weights. U.S. domestic average daily volume increased 1% in the third quarter and nine months of 2017 driven by our overnight service offerings. Freight yields increased 4% in the third quarter primarily due to the impact of higher fuel surcharges and 2% in the nine months of 2017 due to higher base rates. Freight average daily pounds increased 3% in the third quarter and nine months of 2017 primarily due to higher international priority freight volume. In addition, higher U.S. Postal Service volume contributed to the increase in the nine months of 2017. International export average daily volumes increased 4% in the third quarter and 2% in the nine months of 2017 due to increased international priority box shipments and growth in international export from Asia and Europe. International export package yields increased 1% in the third quarter due to favorable service mix partially offset by unfavorable exchange rates and remained flat in the nine months of 2017 as favorable service mix was offset by unfavorable exchange rates and lower fuel surcharges.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.50%	0.75%	1.00%	0.75%
High	3.38	2.75	3.38	4.00
Weighted-average	2.96	2.00	2.30	2.40
International Fuel Surcharges:
Low	2.50	0.75	1.00	0.75
High	10.50	9.50	10.50	12.00
Weighted-average	7.38	5.83	6.35	7.08

Effective February 6, 2017, FedEx Express fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Express implemented a 3.9% average list price increase for U.S. domestic, U.S. export and U.S. import services and a change to the U.S. domestic dimensional weight divisor. On January 4, 2016, FedEx Express implemented a 4.9% average list price increase for FedEx Express U.S. domestic, U.S. export and U.S. import services. In addition, effective November 2, 2015, FedEx Express updated certain tables used to determine fuel surcharges.

FedEx Express Segment Operating Income

FedEx Express operating income decreased in the third quarter due to the unfavorable net impact of fuel, one fewer operating day and increased aircraft maintenance expense partially offset by yield growth. Operating income increased in the nine months of 2017 due to yield and volume growth and the continued benefits of cost management initiatives partially offset by one fewer operating day and the negative net impact of fuel. Results included $31 million in the third quarter and $70 million in the nine months of 2017 of TNT Express integration expenses. FedEx Express continues to focus on managing network capacity to match customer demand, reducing structural costs, modernizing its fleet and driving productivity increases throughout its operations.

Salaries and employee benefits increased 2% in the third quarter and 3% in the nine months of 2017 primarily due to merit increases. Maintenance and repairs increased 14% in the third quarter and 6% in the nine months of 2017 due primarily to the timing of aircraft maintenance events. Purchased transportation expenses increased 3% in the third quarter due to increased volume. Rentals decreased 5% in the third quarter and 2% in the nine months of 2017 due to a reduction in aircraft leases.

Fuel expense increased 26% in the third quarter due to increased fuel prices and remained flat in the nine months of 2017 due to lower fuel prices. The net impact of fuel had a significant negative impact on operating income in the third quarter and nine months of 2017. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

TNT EXPRESS SEGMENT

TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. Services are primarily classified by the speed, distance, weight and size of shipments. While the majority of shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. We acquired TNT Express in the fourth quarter of 2016. The following tables present revenues, operating expenses, operating expenses as a percent of revenue, operating income, operating margin (dollars in millions) and selected package statistics (in thousands, except yield amounts) for the periods ended February 28, 2017:

	2017
	Three Months Ended	Nine Months Ended
Revenues	$1,790	$5,493
Operating expenses:
Salaries and employee benefits	508	1,539
Purchased transportation	724	2,241
Rentals and landing fees	80	253
Depreciation and amortization	60	184
Fuel	61	171
Maintenance and repairs	38	114
Intercompany charges	6	11
Other	311	922
Total operating expenses	1,788	5,435
Operating income	$2	$58
Operating margin	0.1%	1.1%
Package:
Average daily packages	1,034	1,007
Revenue per package (yield)	$24.15	$24.96
Freight:
Average daily pounds	3,169	3,451
Revenue per pound (yield)	$0.54	$0.60

	Percent of Revenue
	2017
	Three Months Ended	Nine Months Ended
Operating expenses:
Salaries and employee benefits	28.4%	28.0%
Purchased transportation	40.4	40.8
Rentals and landing fees	4.5	4.6
Depreciation and amortization	3.4	3.3
Fuel	3.4	3.1
Maintenance and repairs	2.1	2.1
Intercompany charges	0.3	0.2
Other	17.4	16.8
Total operating expenses	99.9	98.9
Operating margin	0.1%	1.1%

TNT Express fuel surcharges are indexed to the spot price for jet fuel. Using this index, the international fuel surcharge percentages ranged as follows for the periods ended February 28, 2017:

	Three Months Ended	Nine Months Ended
	2017	2017
International Fuel Surcharges:
Low	6.25%	5.25%
High	18.75	18.75
Weighted-average	12.94	12.69

TNT Express Segment Results

The TNT Express segment was formed in the fourth quarter of 2016, following the acquisition of TNT Express on May 25, 2016. Since the date of acquisition, TNT Express has focused on maintaining its customer base while executing integration activities with FedEx Express.

TNT Express results included revenues of $1.8 billion for the third quarter and $5.5 billion for the nine months of 2017. TNT Express reported operating income of $2 million in the third quarter and $58 million in the nine months of 2017. These results included integration costs of $22 million in the third quarter and $52 million in the nine months of 2017. Costs associated with the integration, including restructuring charges, are expected to continue through fiscal year 2020. In addition, operating expenses included intangible asset amortization of $16 million in the third quarter and $54 million in the nine months of 2017.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues:
FedEx Ground	$4,296	$4,025	7		$12,202	$11,161	9
FedEx Supply Chain	392	383	2		1,195	1,127	6
Total revenues	4,688	4,408	6		13,397	12,288	9
Operating expenses:
Salaries and employee benefits	834	756	10		2,420	2,105	15
Purchased transportation	2,015	1,891	7		5,568	5,130	9
Rentals	197	166	19		567	466	22
Depreciation and amortization	177	159	11		508	451	13
Fuel	3	3	—		8	8	—
Maintenance and repairs	83	71	17		237	209	13
Intercompany charges	330	312	6		983	910	8
Other	534	493	8		1,516	1,389	9
Total operating expenses	4,173	3,851	8		11,807	10,668	11
Operating income	$515	$557	(8)		$1,590	$1,620	(2)
Operating margin	11.0%	12.6%	(160)	bp	11.9%	13.2%	(130)	bp
Average daily package volume
FedEx Ground	8,522	8,339	2		7,963	7,551	5
Revenue per package (yield)
FedEx Ground	$8.12	$7.65	6		$8.05	$7.72	4

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	17.8%	17.1%	18.1%	17.1%
Purchased transportation	43.0	42.9	41.5	41.7
Rentals	4.2	3.8	4.2	3.8
Depreciation and amortization	3.7	3.6	3.8	3.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.8	1.6	1.8	1.7
Intercompany charges	7.0	7.1	7.3	7.4
Other	11.4	11.2	11.3	11.3
Total operating expenses	89.0	87.4	88.1	86.8
Operating margin	11.0%	12.6%	11.9%	13.2%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 6% in the third quarter due to yield and volume growth in our commercial business partially offset by residential volume declines. FedEx Ground revenues increased 9% in the nine months of 2017 due to volume and yield growth. Revenues in the third quarter and the nine months of 2017 were negatively impacted by one fewer operating day.

Average daily volume at FedEx Ground increased 2% in the third quarter primarily due to growth in our commercial business partially offset by lower residential volume due to yield management initiatives. Average daily volume at FedEx Ground increased 5% in the nine months of 2017 due to continued growth in our commercial business and residential services. FedEx Ground yield increased 6% during the third quarter primarily driven by our commercial business and 4% in the nine months of 2017 due to higher base yields for our commercial business and residential services.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Low	4.00%	3.80%	3.30%	3.50%
High	4.50	4.30	4.50	4.50
Weighted-average	4.10	4.00	3.90	4.10

Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor. On January 4, 2016, FedEx Ground implemented a 4.9% increase in average list price. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 8% in the third quarter and 2% in the nine months of 2017 due to higher rent, depreciation and staffing as a result of network expansion, the unfavorable net impact of fuel and one fewer operating day, partially offset by yield and volume growth. In addition, increased purchased transportation rates contributed to the operating income decline in the nine months of 2017.

Purchased transportation expense increased 7% primarily due to higher volumes and higher fuel expense in the third quarter and 9% in the nine months of 2017 due to higher volumes and increased service provider and U.S. Postal Service rates. Salaries and employee benefits expense increased 10% during the third quarter and 15% in the nine months of 2017 due to volume growth and additional staffing to support network expansion. Rent and depreciation and amortization expense increased in the third quarter and nine months of 2017 due to network expansion. Other expenses increased 8% in the third quarter and 9% in the nine months of 2017 primarily due to increased property taxes as a result of network expansion.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues	$1,492	$1,447	3		$4,747	$4,595	3
Operating expenses:
Salaries and employee benefits	733	716	2		2,266	2,168	5
Purchased transportation	230	223	3		739	720	3
Rentals	36	33	9		101	109	(7)
Depreciation and amortization	69	65	6		199	185	8
Fuel	99	80	24		282	277	2
Maintenance and repairs	50	48	4		159	154	3
Intercompany charges	120	112	7		370	337	10
Other	114	114	—		367	356	3
Total operating expenses	1,451	1,391	4		4,483	4,306	4
Operating income	$41	$56	(27)		$264	$289	(9)
Operating margin	2.7%	3.9%	(120)	bp	5.6%	6.3%	(70)	bp
Average daily LTL shipments (in thousands)
Priority	65.6	64.7	1		70.3	66.7	5
Economy	29.0	30.0	(3)		30.9	30.7	1
Total average daily LTL shipments	94.6	94.7	—		101.2	97.4	4
Weight per LTL shipment (lbs)
Priority	1,179	1,189	(1)		1,173	1,189	(1)
Economy	1,155	1,152	—		1,121	1,154	(3)
Composite weight per LTL shipment	1,172	1,177	—		1,157	1,178	(2)
LTL revenue per shipment
Priority	$224.63	$218.15	3		$220.64	$220.03	—
Economy	272.74	258.35	6		262.72	263.84	—
Composite LTL revenue per shipment	$239.82	$231.61	4		$233.64	$234.07	—
LTL yield (revenue per hundredweight)
Priority	$19.06	$18.35	4		$18.81	$18.51	2
Economy	23.61	22.42	5		23.44	22.86	3
Composite LTL yield	$20.47	$19.67	4		$20.19	$19.87	2

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	49.1%	49.5%	47.7%	47.2%
Purchased transportation	15.4	15.4	15.6	15.7
Rentals	2.4	2.3	2.1	2.4
Depreciation and amortization	4.6	4.5	4.2	4.0
Fuel	6.6	5.5	5.9	6.0
Maintenance and repairs	3.4	3.3	3.4	3.4
Intercompany charges	8.1	7.7	7.8	7.3
Other	7.7	7.9	7.7	7.7
Total operating expenses	97.3	96.1	94.4	93.7
Operating margin	2.7%	3.9%	5.6%	6.3%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 3% in the third quarter due to higher LTL revenue per shipment and higher fuel surcharges. FedEx Freight segment revenues increased 3% in the nine months of 2017 primarily due to higher average daily LTL shipments, which were partially offset by lower weight per shipment. LTL revenue per shipment increased 4% in the third quarter due to higher base rates as a result of our ongoing yield management initiatives and higher fuel surcharges and remained flat in the nine months of 2017 primarily due to lower weight per shipment. Average daily LTL shipments were flat in the third quarter due to yield management initiatives and a continued weak U.S. industrial environment and increased 4% in the nine months of 2017 due to higher demand for our LTL service offerings.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28, 2017 and February 29, 2016:

	Three Months Ended		Nine Months Ended
	2017	2016	2017	2016
Low	21.00%	18.50%	20.20%	18.50%
High	21.60	20.70	21.60	23.10
Weighted-average	21.40	19.50	20.80	21.00

On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On January 4, 2016, FedEx Freight implemented zone-based pricing in certain U.S. and other LTL shipping rates. Also, on January 4, 2016, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 27% in the third quarter as higher operating expenses more than offset base rate increases and 9% in the nine months of 2017 as higher operating expenses more than offset volume growth.

Salaries and employee benefits increased 2% in the third quarter driven primarily by merit increases and 5% in the nine months of 2017 due to higher staffing levels to support volume growth and merit increases. Intercompany charges increased 7% in the third quarter and 10% in the nine months of 2017 due to higher allocated information technology costs. Rentals decreased 7% in the nine months of 2017 primarily due to a charge related to a facility closure in the prior year and a credit related to the favorable sublease of the facility in the current year.

Fuel expense increased 24% in the third quarter due to higher fuel prices.  The net impact of fuel did not have a material effect on operating income in the third quarter. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.2 billion at February 28, 2017, compared to $3.5 billion at May 31, 2016. The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2017 and February 29, 2016 (in millions):

	2017	2016
Operating activities:
Net income	$1,977	$1,890
Noncash charges and credits	2,953	2,457
Gain from sale of investment	(35)	—
Changes in assets and liabilities	(2,250)	(551)
Cash provided by operating activities	2,645	3,796
Investing activities:
Capital expenditures	(3,790)	(3,562)
Proceeds from asset dispositions and other	123	(17)
Cash used in investing activities	(3,667)	(3,579)
Financing activities:
Principal payments on debt	(49)	(28)
Proceeds from debt issuance	1,190	1,238
Proceeds from stock issuances	265	79
Dividends paid	(319)	(210)
Purchase of treasury stock	(358)	(2,133)
Other	2	(7)
Cash provided by (used in) financing activities	731	(1,061)
Effect of exchange rate changes on cash	(70)	(78)
Net decrease in cash and cash equivalents	$(361)	$(922)
Cash and cash equivalents at the end of period	$3,173	$2,841

Cash flows from operating activities decreased $1.2 billion in the nine months of 2017 primarily due to higher pension contributions, higher variable compensation payouts and higher interest payments partially offset by lower income tax payments. Capital expenditures during the nine months of 2017 were higher primarily due to the inclusion of TNT Express and increased spending at FedEx Ground driven by sort facility expansion. See “Capital Resources” for a discussion of capital expenditures during 2017 and 2016.

During the quarter, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement. We used the net proceeds for a voluntary incremental contribution in January 2017 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and for working capital and general corporate purposes. See Note 3 of the accompanying unaudited financial statements for further discussion of this debt issuance.

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the third quarter of 2017, we repurchased 0.13 million shares of FedEx common stock at an average price of $187.34 per share for a total of $24 million. During the nine months of 2017, we repurchased 2.2 million shares of FedEx common stock at an average price of $165.44 per share for a total of $358 million. As of February 28, 2017, 16.8 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28, 2017 and February 29, 2016 (in millions):

					Percent Change
					2017/2016
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2017	2016	2017	2016	Ended	Ended
Aircraft and related equipment	$284	$231	$1,319	$1,388	23	(5)
Package handling and ground support equipment	295	356	819	842	(17)	(3)
Vehicles	219	176	737	651	24	13
Information technology investments	134	115	412	289	17	43
Facilities and other	177	122	503	392	45	28
Total capital expenditures	$1,109	$1,000	$3,790	$3,562	11	6
FedEx Express segment	$420	$345	$1,860	$1,865	22	—
TNT Express segment	59	—	174	—	NM	NM
FedEx Ground segment	387	387	1,127	1,033	—	9
FedEx Freight segment	152	161	360	367	(6)	(2)
FedEx Services segment	91	107	269	297	(15)	(9)
Total capital expenditures	$1,109	$1,000	$3,790	$3,562	11	6

Capital expenditures during the nine months of 2017 were higher than the prior-year period primarily due to the inclusion of TNT Express and increased spending at FedEx Ground driven by sort facility expansion. Aircraft and related equipment purchases at FedEx Express during the nine months of 2017 included the delivery of 12 Boeing 767-300 Freighter (“B767F”) aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at February 28, 2017 included $812 million of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2017, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $5.3 billion in 2017 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and new and replacement vehicles at all our transportation segments. This capital expenditure forecast includes TNT Express. We invested $1.3 billion in aircraft and aircraft-related equipment in the nine months of 2017 and expect to invest an additional $318 million for aircraft and aircraft-related equipment during the remainder of 2017.

During the quarter, FedEx Express entered into agreements to accelerate the delivery of one B767F to 2017 from 2018 and two Boeing 777 Freighter aircraft to 2018 from 2023.

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

Through the date of this filing, we have made contributions totaling $2.0 billion ($459 million of which were required) to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans during the fourth quarter of 2017. We anticipate our U.S. Pension Plans will make payments in the fourth quarter of 2017 aggregating in excess of $1 billion to former employees who elected to receive their benefits early under a voluntary program offered to qualifying participants during the third quarter of 2017. This payout will allow us to reduce future liabilities and administrative costs associated with our U.S. Pension Plans. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2017. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2017. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2017 (1)	2018	2019	2020	2021	Thereafter	Total
Operating activities:
Operating leases	$617	$2,390	$2,142	$1,856	$1,644	$9,140	$17,789
Non-capital purchase obligations and other	177	521	371	266	182	250	1,767
Interest on long-term debt	87	545	542	480	468	9,172	11,294
Quarterly contributions to our U.S. Pension Plans	15	—	—	—	—	—	15
Investing activities:
Aircraft and aircraft-related capital commitments	219	1,970	1,730	1,926	1,348	4,199	11,392
Other capital purchase obligations	31	13	4	1	1	8	58
Financing activities:
Debt	2	3	1,280	929	—	12,647	14,861
Total	$1,148	$5,442	$6,069	$5,458	$3,643	$35,416	$57,176

(1)	Cash obligations for the remainder of 2017.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2017.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($5 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($52 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

We had $488 million in deposits and progress payments as of February 28, 2017 on aircraft purchases and other planned aircraft-related transactions.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles, facilities, computers and other equipment.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled principal payments on our long-term debt.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2017, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “General,” “Income Taxes,” “Business Acquisition,” “Outlook,” “TNT Express Segment Results,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	damage to our reputation or loss of brand equity;
•	our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame;
•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	the price and availability of jet and vehicle fuel;
•	a significant data breach or other disruption to our technology infrastructure, which can adversely affect our reputation, business or results of operations;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
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

•

any impacts on our businesses resulting from new domestic or international government laws and regulation, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures or restrictions on free trade), labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2017, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2017, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2016, and this strengthening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).

On May 25, 2016, we acquired TNT Express. We have begun the TNT Express integration process including the integration of policies, processes, people, technology and operations, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. During our fiscal quarter ended February 28, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2017:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Dec. 1-31, 2016	—	$—	—	16,940,000
Jan. 1-31, 2017	60,000	186.77	60,000	16,880,000
Feb. 1-28, 2017	70,000	187.83	70,000	16,810,000
Total	130,000	$187.34	130,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 21, 2017, 16.8 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.3	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.4	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

10.1

Amendment dated December 1, 2016 (but effective as of October 31, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated January 12, 2017 (but effective as of January 2, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Amendment dated January 12, 2017 (but effective as of October 31, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10

Amendment dated February 24, 2017 (but effective as of January 30, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11

Amendment dated February 22, 2017 (but effective as of February 27, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Exhibit Number	Description of Exhibit

10.12

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.13

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.14	Consulting Agreement, dated January 1, 2017, between FedEx Corporation and T. Michael Glenn.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 22, 2017	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx Corporation’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.3	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.4	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx Corporation’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

10.1

Amendment dated December 1, 2016 (but effective as of October 31, 2016) amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated December 1, 2016 (but effective as of November 21, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated December 1, 2016 (but effective as of November 28, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated January 12, 2017 (but effective as of January 2, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Amendment dated January 12, 2017 (but effective as of October 31, 2016) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10

Amendment dated February 24, 2017 (but effective as of January 30, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11

Amendment dated February 22, 2017 (but effective as of February 27, 2017) amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

E-1

Exhibit Number	Description of Exhibit

10.12

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.13

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.14	Consulting Agreement, dated January 1, 2017, between FedEx Corporation and T. Michael Glenn.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-2