Form 10-K
period 2017-05-31
FEDEX CORP
filed 2017-07-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2017.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2016, was approximately $47.2 billion. The Registrant has no non-voting stock.

As of July 13, 2017, 268,257,434 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2017 annual meeting of stockholders to be held on September 25, 2017 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit Index	E-14
Exhibit 10.40
Exhibit 10.129
Exhibit 10.130
Exhibit 10.131
Exhibit 10.140
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINK BASE DOCUMENT
EX-101 DEFINITIONS LINK BASE DOCUMENT
EX-101 LABELS LINK BASE DOCUMENT
EX-101 PRESENTATION LINK BASE DOCUMENT

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in the following business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 99% of the world’s gross domestic product. The FedEx Express segment also includes FedEx Trade Networks, Inc. (“FedEx Trade Networks”), which provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding, and FedEx CrossBorder, LLC (“FedEx Cross Border”), which provides e-commerce technologies that enable international transactions for e-tailers and consumers worldwide. During 2017, we announced that effective June 1, 2017 products and solutions offered by FedEx SupplyChain Systems, Inc. (“FedEx SupplyChain Systems”) would be combined with similar offerings within FedEx Custom Critical, Inc. (“FedEx Custom Critical”), FedEx Express and FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”), formerly GENCO Distribution System, Inc. (“GENCO”).

•

TNT Express: Acquired near the end of our 2016 fourth quarter, TNT Express B.V. (“TNT Express”) is an international express transportation, small-package ground delivery and freight transportation company. TNT Express services are primarily classified by the speed, distance, weight and size of consignments. While a majority of its shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. TNT Express provides road and air delivery services in Europe, the Middle East and Africa, Asia-Pacific and the Americas.

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to 100% of U.S. residences through its FedEx Home Delivery service. FedEx SmartPost is a FedEx Ground service that specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages primarily using the U.S. Postal Service (“USPS”) for final delivery to residences. The FedEx Ground segment also includes FedEx Supply Chain, which provides integrated supply chain management solutions.

•

FedEx Freight: FedEx Freight, Inc. (“FedEx Freight”) is a leading U.S. provider of less-than-truckload (“LTL”) freight services across all lengths of haul, offering: FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; and FedEx Freight Economy, when a customer can trade time for cost savings. The FedEx Freight segment also offers freight delivery service to most points in Canada, Mexico, Puerto Rico and the U.S. Virgin Islands, and includes FedEx Custom Critical, a leading North American provider of time-specific, critical shipment services.

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing, information technology, communications, customer service, technical support, billing and collections services for U.S. customers of our major business units and certain back-office functions that support our other companies. The FedEx Services segment includes FedEx Office and Print Services, Inc. (“FedEx Office”), which provides document and business services and retail access to our package transportation businesses.

In 2017, TNT Express’s results are disclosed as a reportable segment and are also combined with the FedEx Express reportable segment to reflect a management reporting structure referred to as the FedEx Express group. As described in more detail below, the integration of FedEx Express and TNT Express has proceeded in a manner such that in the first quarter of 2018 we will report one integrated FedEx Express segment (currently reported as the FedEx Express group). For more information about the FedEx Express group and our reportable segments, please see “Business Segments.” For financial information concerning our reportable business segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The Investor Relations page of our website, http://investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on our Investor Relations website could be deemed to be material information. We encourage investors, the media and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced.

TNT Express Cyber-Attack

In June 2017, TNT Express worldwide operations were significantly affected due to the infiltration of an information technology virus known as Petya. For further information about the cyber-attack, see the section titled “TNT Express Cyber-Attack” included in Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

Strategy

FedEx has developed a unique business strategy whereby our companies compete collectively, operate independently and manage collaboratively, which allows us to provide a broad portfolio of transportation, e-commerce and business services to our customers. Our companies compete collectively by standing as one brand worldwide and speaking with one voice, they operate independently by focusing on our independent networks to meet distinct customer needs, and they manage collaboratively by working together to sustain loyal relationships with our workforce, customers and investors.

Our “compete collectively, operate independently, manage collaboratively” strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in sizing our operating companies to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility and uncertainty have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy. To that end, we continue to modernize our aircraft fleet with more fuel efficient and lower-emission aircraft and expand and rationalize network capacity at FedEx Ground where we continue to see growing package volumes.

While our business strategy guides our operating companies to compete collectively and manage collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, results in optimal service quality and reliability from each business unit. Each FedEx company focuses exclusively on the market sectors in which it has the most expertise and can be independently enhanced and managed to provide outstanding service to our customers. Each company’s operations, cost structure and culture are designed to serve the unique customer demands of a particular market segment and as a result, we are able to adapt our networks in response to changing needs.

Our business strategy allows us to respond to our current and potential customers’ evolving needs that are shaped by the following four key trends that are driving global commerce:

•

Growth of e-commerce: E-commerce continues to be a catalyst for the other trends below and is a vital growth engine for businesses, as the internet is increasingly being used to purchase goods and services. While our residential e-commerce revenues are much smaller than our business-to-business revenues, it is the fastest growing market and requires constant innovation to make delivery to consumers more efficient. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.

•

Globalization of trade: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities. Despite the recent slow-down in global trade growth, we continue to believe that globalization will drive international volume growth over the long term.

•

Faster, more efficient supply chains: While the growth of global trade has slowed, companies of all sizes continue to depend on the delivery of just-in-time inventory to help them compete. We have taken advantage of the move toward more efficient supply chains by helping customers obtain more visibility into their supply chains and near real-time information to manage inventory in motion, thereby reducing overhead and obsolescence and speeding time-to-market.

•

Influx of high-tech businesses and high-value-added goods: High-tech and high-value-added goods have increased as a percentage of total economic output, and our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We continue to position our companies to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability. Three areas of focus that will allow us to accelerate performance going forward are:

•	Investment: We continue to take advantage of market growth and meet customers’ increasing demands for our services.

•	Integration: We are building on our record of success as we integrate acquisitions we have made in recent years.

•	Innovation: We are rapidly advancing information-technology solutions targeting efficiency and customer convenience.

In particular, in May 2016 we acquired TNT Express, which is the largest acquisition in FedEx history. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions for our customers. The benefits of the integration of the FedEx Express and TNT Express businesses are extensive. For instance, we are implementing new technology and processes and optimizing the location of our facilities and stations to deliver unmatched service. We will benefit from efficiencies, improved stop densities and economies of scale facilitated by integrated pick-up and delivery operations. Additionally, we will operate one integrated global express network, allowing us to capitalize on technology and solutions to most efficiently route parcels and freight through our integrated hub, linehaul and intercontinental air network. We also will improve the efficiency of staff functions and processes with innovative information technology solutions, streamlined support functions, and the realization of significant sourcing savings globally. Furthermore, we will grow revenue by offering a best-in-class portfolio of services through a single sales team, with a single online customer facing tool, and through revenue management activities focused on improved market share, yield and profitability.

The integration of FedEx Express and TNT Express is expected to be completed by the end of 2020, and significant progress towards that goal was made during 2017. The integration of the two businesses generally occurs at a country level, and our leadership teams, which were put in place in 2017 and are comprised of FedEx Express and former TNT Express executives, have identified and are using three different integration models: (1) direct serve to direct serve; (2) global service participant (FedEx Express model) or associate (TNT Express model) to direct serve; and (3) global service participant to associate or associate to global service participant. Using these models, we have begun successfully integrating the two businesses on a country-by-country basis. We will continue to refine our integration plans, however, particularly in light of the recent cyber-attack at TNT Express. For further information about the cyber-attack, see the section titled “TNT Express Cyber-Attack” included in Item 7 of this Annual Report on Form 10-K.

Operationally, we have begun a phased conversion of the intercontinental flights operated by ASL Airlines Belgium (formerly TNT Airways) to FedEx Express operations. In particular, in April 2017 we began operating a flight linking TNT Express’s European air hub in Liege, Belgium to the FedEx World Hub in Memphis, Tennessee, giving TNT Express customers direct access to the portfolio of FedEx services offered in the U.S. and Canada. We also have implemented operation information technology that is foundational to the integration, including technology that allows us to handle FedEx Express packages in the TNT Express network and TNT Express packages in the FedEx Express network, and technology that allows for the management of customer inquiries across both the FedEx Express and TNT Express customer service platforms.

While the TNT Express and FedEx Express integration was a primary area of focus in 2017, we also introduced additional innovative solutions and made other important investments that benefit our customers, including:

•

Entering into a long-term alliance agreement with Walgreens Co., which will offer convenient access to FedEx Ground and FedEx Express dropoff and pickup services at thousands of Walgreens locations across the U.S.

•

Launching FedEx Fulfillment, an e-commerce solution provided by FedEx Supply Chain that helps small and medium-sized businesses fulfill orders from multiple channels, including websites and online marketplaces, and manage inventory for their retail stores.

•

Adding a compressed natural gas (“CNG”) tractor fleet at FedEx Freight and a CNG fueling station to FedEx Freight’s Oklahoma City Service Center, which exemplify FedEx’s commitment to connecting the world responsibly and resourcefully.

•

Expanding the FedEx First Overnight service offered by FedEx Express to more than 4,400 ZIP Codes across the U.S. With this expansion, the service now reaches more than 32,000 ZIP Codes for next-business day delivery, helping us continue to meet the growing demand of business-to-business customers requiring timely, next-day early delivery.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2017, FedEx ranked 11th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 17th consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list. Additionally, FedEx was included on the Reputation Institute’s 2017 “Most Reputable Companies in the World” list, which measures the reputations of thousands of the world’s most prestigious companies. Lastly, in 2017 FedEx was again listed on Corporate Responsibility Magazine’s “100 Best Corporate Citizens” list.

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

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2017 FedEx was named to FORTUNE magazine’s list of the “100 Best Companies to Work For” in the U.S. Additionally, FedEx was chosen as one of the 2016 “10 Best Workplaces for African Americans” by global research and consulting firm Great Place to Work® and FORTUNE magazine.

FedEx also supports an inclusive workplace culture and is committed to the education, recruitment, development and advancement of diverse team members worldwide, and we are recognized for our commitment to those efforts. For instance, in 2016 FedEx was named by Black Enterprise as one of the “Top 40 Best Companies for Diversity,” and in 2017 it was named one of “America’s Top Corporations for Women’s Business Enterprises” by the Women’s Business Enterprise National Council.

At FedEx, it is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 400,000 team members who are “absolutely, positively” focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have the following five core giving pillars:

•	Delivering for Good: Lending our global network and unparalleled logistics expertise to organizations with mission-critical needs in times of disaster and to help communities heal, learn and thrive.

•	Sustainable Transportation: Scaling existing solutions and investing in new ideas to improve mobility, reduce congestion, and decrease pollution in communities around the world.

•

Employment Pathways: Connecting teens and young adults in underserved populations to skills and career training that lead to greater access to jobs and opportunity, especially in the fields of technology and logistics.

•	Road Safety: Leveraging FedEx’s safety expertise to reduce road crash fatalities by improving road conditions and educating drivers and pedestrians – especially child pedestrians – around the world.

•	Global Entrepreneurship: Advancing women and minority-owned small businesses globally through training and increased access to resources, capital and new markets.

We also have the following two strategic giving areas:

•	Local Market Commitment: Investing resources where our customers and team members live to improve public safety, education systems, economic development and quality of life.

•	Diversity & Inclusion: Promoting inclusion, celebrating culture and history, and empowering young people from diverse backgrounds.

In 2016, FedEx announced that it will invest $200 million in more than 200 communities by 2020 through its global giving platform, FedEx Cares. FedEx invested $46.21 million and $55.41 million in charitable contributions in 2016 and 2017, respectively, benefiting communities globally. FedEx also supports communities throughout the U.S. with an annual United Way employee giving campaign. Additionally, more than 20,000 FedEx team members volunteered more than 93,000 hours of service during the 2016 FedEx Cares Week, a period dedicated to service projects in 500 communities in the U.S. and other regions FedEx serves around the globe. For additional information on our community involvement and our FedEx Cares strategy, see http://fedexcares.com.

The Environment

In furtherance of our commitment to protecting the environment, we initiated an effort to increase FedEx Express vehicle fuel efficiency 50% from a 2005 baseline by 2025, a goal that we increased from 30% in 2016. We also continue with our goal to reduce aircraft emissions intensity by 30% by 2020 on an emissions per available-ton-mile basis, a goal that we increased from 20% in 2012. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by the year 2030. These efforts help us continue to reduce our environmental footprint as evidenced in 2016 when our aircraft fleet achieved a 22% reduction in emissions intensity since 2005 and our FedEx Express surface vehicle fleet exceeded its goal of increased FedEx Express vehicle fuel efficiency of 20% five years early.

To reduce the cost of fuel use and associated greenhouse gas (“GHG”) emissions, we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program, and we have replaced many of our older airplanes with more fuel-efficient models. These two initiatives saved more than 153 million gallons of jet fuel and avoided almost 1.5 million metric tons of CO2 emissions in 2016. We have an impressive global alternative fuel fleet with approximately 2,700 alternative fuel vehicles, including hybrid, electric, compressed or liquefied natural gas, liquefied petroleum gas and hydrogen fueled vehicles. Eighteen of our facilities around the world now generate renewable energy, which collectively avoided more than 7,000 metric tons of CO2 emissions in 2016. In addition, twelve FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally responsible available choices. In 2016, 98% of paper purchased for use by FedEx Office was Forest Stewardship Council or other third-party-certified as sustainably sourced. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is made from almost 60% recycled content. One example of our environmentally-responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council by participating in technical advisory groups and applying best practice guidance to our own supply chain sustainability initiatives. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance. The Board has taken significant steps to enhance its accountability to stockholders in recent years. For example, in March 2016, our Board of Directors adopted a proxy access bylaw that permits up to 20 stockholders owning 3% or more of FedEx’s outstanding voting stock continuously for at least three years to nominate and include in FedEx’s proxy materials director nominees constituting up to two individuals or 20% of the Board, whichever is greater, provided that the stockholder(s) and the nominee(s) satisfy the requirements specified in our Bylaws.

Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available in the corporate governance section of the Investor Relations page of our website at http://investors.fedex.com. We will post in the Governance & Citizenship section of the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our reportable segments:

FedEx Express Group

On May 25, 2016, we acquired TNT Express, a leading international express transportation, small-package ground delivery and freight transportation company. For 2017, TNT Express’s results are disclosed as a reportable segment and combined with the FedEx Express reportable segment in a reporting structure referred to as the FedEx Express group. During 2017, these segments each had discrete financial information that was regularly reviewed when evaluating performance and making resource allocation decisions. However, they are combined for financial reporting discussion purposes into a collective business as a result of their management reporting structure.

As described above, the integration process is proceeding in a manner such that commencing in the first quarter of 2018 we will report one FedEx Express segment (currently reported as the FedEx Express group) when the financial information for the FedEx Express and TNT Express segments will begin to merge and only the results of the FedEx Express group will be regularly reviewed when evaluating performance and making resource allocation decisions.

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution over 40 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 169,000 employees and has approximately 66,000 drop-off locations (including FedEx Office centers and FedEx OnSite locations, such as certain Walgreens stores), 657 aircraft and approximately 58,000 vehicles and trailers in its integrated global network.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. Overnight and deferred package services are backed by money-back guarantees and extend to nearly the entire U.S. population. FedEx Express offers three U.S. overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available for urgent shipments up to 150 pounds to virtually any U.S. destination. FedEx Express also offers U.S. express overnight and deferred freight services backed by money-back guarantees to handle the needs of the time-definite freight market. Additionally, FedEx One Rate gives U.S. customers a simple, predictable flat rate shipping option that is calculated based on the packaging type, service selected and destination. In 2017, FedEx Express expanded its FedEx First Overnight service to more than 4,400 ZIP Codes across the U.S. With this expansion, the service now reaches more than 32,000 ZIP Codes for next-business day delivery, helping us continue to meet the growing demand of business-to-business customers requiring timely, next-day early delivery.

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

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services — Customer-Driven Technology.”

International Expansion

In May 2016, we acquired TNT Express, which has express delivery operations in Europe, the Middle East and Africa, Asia-Pacific and South America. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions to our customers. We are in the process of integrating TNT Express operations with the FedEx Express network, which is expected to be completed by the end of 2020. For more information regarding the progress we made on the integration during 2017 and the impact that the recent cyber-attack at TNT Express may have on the integration going forward, see “Strategy.”

In addition to the TNT Express acquisition, we made several global strategic acquisitions over the past several years, including in South Africa, Poland, Brazil and Mexico. These acquisitions give us more robust global transportation networks and added capabilities in important international markets. In recent years, we also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of: our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China, which began operations in 2009; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014 and serves as a consolidation point for shipments from northern Asia to the U.S.; and our plans for a new International Express and Cargo Hub in Shanghai, which will be located at Shanghai’s Pudong International Airport and is slated for completion by the end of 2018. These hubs allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS under which FedEx Express provides airport-to-airport transportation of USPS Priority Mail Express and Priority Mail within the United States. On February 22, 2017, the parties entered into an amendment to the agreement whereby the initial renewal period provided in the agreement was exercised in part and the agreement’s period of performance was extended through September 29, 2024. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. Effective February 6, 2017, FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Prior to February 6, 2017, our fuel surcharge for FedEx Express incorporated a timing lag of approximately six to eight weeks before it was adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in January 2017 was set based on November 2016 fuel prices. In addition, on November 2, 2015, we updated the tables used to determine our fuel surcharge at FedEx Express. The weighted average U.S. domestic and U.S. outbound fuel surcharge as a percentage of the base rates for the past three years was: 2017 — 2.51%; 2016 — 1.84%; and 2015 — 6.34%. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K (“Properties”) under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at certain Walgreens stores. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Fuel Supplies and Costs

During 2017, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “FedEx Express — Pricing.”

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2017	$1,855	3.1%
2016	1,726	3.4
2015	2,816	5.9
2014	3,506	7.7
2013	3,683	8.3

Most of FedEx Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

Competition

As described in Item 1A of this Annual Report on Form 10-K (“Risk Factors”), the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. The ability to compete effectively depends upon price, frequency, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, reliability, innovative service offerings and the fit within the customer’s overall supply chain.

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders and the USPS. FedEx Express’s principal international competitors are DHL, UPS, foreign postal authorities, freight forwarders, passenger airlines and all-cargo airlines. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing in-house delivery capabilities and may become competitors. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David L. Cunningham, Jr. is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2017, FedEx Express employed approximately 117,000 permanent full-time and approximately 52,000 permanent part-time employees. FedEx Express’s international employees represent 37% of all employees.

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

As trade throughout the world grows, so does the FedEx Trade Networks solutions portfolio. Value-added services of FedEx Trade Networks include over 120 freight forwarding offices in 29 countries and Global Trade Data, an information tool that allows customers to track and manage imports. FedEx Trade Networks has approximately 5,000 employees and 138 offices in over 120 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. FedEx Trade Networks maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

Additionally, in 2015 we made the acquisition of Bongo International, LLC (“Bongo”), a leader in cross-border enablement technologies and solutions. The Bongo acquisition filled a strategic gap in our global portfolio, allowing us to help retailers and e-tailers grow by reaching international e-commerce consumers. In 2016, we completed the integration of Bongo with FedEx Trade Networks, and in 2017 we rebranded Bongo as FedEx Cross Border. FedEx Cross Border is an e-commerce enabler that provides international technology solutions such as duty calculations, package tracking, international shipping costs and currency conversion calculations.

TNT Express Segment

Overview

TNT Express is a leading international express transportation, small-package ground delivery and freight transportation company. TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. TNT Express services are primarily classified by the speed, distance, weight and size of consignments. Whereas the majority of its shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. TNT Express operates road transportation networks and delivers to over 200 countries and has more than one million shipments daily.

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

Services are delivered through a combination of physical infrastructures such as hubs, depots and vehicles, and electronic infrastructures such as track-and-trace systems. TNT Express operates road networks in Europe, the Middle East, Asia, Australia and South America. TNT Express’s unique European road network connects more than 40 countries through 19 road hubs and over 540 depots. Approximately 39,000 owner-operator vehicles and 7,000 company-owned or company-leased vehicles support TNT Express’s business. Principal competitors of TNT Express include DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities and freight forwarders.

As a condition precedent to its acquisition by FedEx, TNT Express sold its two airlines, TNT Airways and Pan Air Líneas Aéreas, to ASL Aviation Group, as European regulations prohibit foreign ownership of European-based airlines. TNT Express and ASL Aviation Group entered into a multi-year service agreement to operate certain flights for the FedEx-TNT Express combination. The airlines operate primarily out of TNT’s central air hub in Liege, Belgium. In April 2017, FedEx Express began operating a flight linking TNT Express’s European air hub in Liege, Belgium to the FedEx World Hub in Memphis, Tennessee, giving TNT Express customers direct access to the portfolio of FedEx services offered in the U.S. and Canada.

As of May 31, 2017, TNT Express had approximately 54,000 employees, all of whom are employed outside the U.S. TNT Express also relies upon subcontractors and agents to conduct its pickup-and-delivery and linehaul operations. David Binks is the President and Chief Executive Officer of TNT Express (he reports to the FedEx Express President and Chief Executive Officer). TNT Express’s headquarters are located in Hoofddorp, The Netherlands.

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

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages using the USPS for final delivery to any residential address or PO Box in the U.S. and is an important component of our FedEx Ground service offerings.

Additionally, FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, on January 2, 2017, FedEx Ground and FedEx Home Delivery average list prices increased by an average of 4.9% and the dimensional weight divisor for shipments within the U.S. was changed.

Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Prior to February 6, 2017, our fuel surcharge for the FedEx Ground business incorporated a timing lag of approximately six to eight weeks before they were adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Ground in January 2017 was set based on November 2016 fuel prices. See the “Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 588 facilities, including 36 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 57,000 owner-operated vehicles and approximately 58,000 company-owned trailers. To provide FedEx Home Delivery service and FedEx SmartPost Service, FedEx Ground leverages its pickup operation and hub and linehaul network.

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

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at certain Walgreens stores, located in the U.S.

As of May 31, 2017, FedEx Ground had approximately 88,000 employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS and regional delivery carriers. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing in-house delivery capabilities and may become competitors.

Independent Contractor Model

FedEx Ground is involved in lawsuits and other proceedings (such as state tax or other administrative challenges) where the classification of its independent contractors is at issue. The court has granted final approval of all 20 settlements of the cases in the multidistrict litigation. These cases involve a contractor model which FedEx Ground has not operated since 2011. In addition, we are defending contractor-model cases that are not or are no longer part of the multidistrict litigation. These cases are in varying stages of litigation. We will continue to vigorously defend ourselves in these proceedings and continue to believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of the company’s independent contractors. For a description of these proceedings, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”) and Note 18 of the accompanying consolidated financial statements.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed in the second half of calendar 2020. As of May 31, 2017, more than 45% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

FedEx Supply Chain

On January 30, 2015, we acquired GENCO, a leading North American third party logistics provider, and during 2017 we rebranded GENCO as FedEx Supply Chain. FedEx Supply Chain is a supply chain solution provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With more than 12,000 employees at approximately 110 facilities, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, product liquidation and managed transportation. FedEx Supply Chain is headquartered in the Pittsburgh, Pennsylvania area, and has a small number of employees that are members of unions.

In 2017, FedEx Supply Chain launched FedEx Fulfillment, an e-commerce solution that helps small and medium-sized businesses fulfill orders from multiple channels, including websites and online marketplaces, and manage inventory for their retail stores. The FedEx Fulfillment platform is designed to be an easy-to-use and all-in-one logistics solution through which customers have complete visibility into their products, giving them an easy way to track items, manage inventory, analyze trends, and make more informed decisions by better understanding shoppers’ spending behaviors.

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

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server and FedEx Web Services. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada, backed by a money-back guarantee.

In 2016, FedEx Freight introduced the FedEx Freight box, which makes transporting LTL shipments simple with improved flexibility, increased security, better shipment integrity and no freight classification. The FedEx Freight box comes in two sizes: a standard freight box that requires a pallet to ship and a smaller freight box with an integrated pallet. The ability to choose between freight boxes makes freight shipping accessible to any business. With a distance-based pricing structure, the FedEx Freight box allows customers to ship LTL with flat rates. The FedEx Freight box was initially introduced into selected markets during the second half of 2016, and was subsequently rolled out to customers nationwide in June 2016.

FedEx Freight has an indexed fuel surcharge, which is subject to weekly adjustment based on the national U.S. on-highway average price for a gallon of diesel fuel. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates, and the FedEx Freight Extreme Length surcharge changed from $85 to $150 and began to be applied to shipments with dimensions of 12 feet or greater versus the prior 15 feet. FedEx Freight also implemented zone-based pricing on U.S. and other LTL shipping rates on January 4, 2016.

As of May 31, 2017, the FedEx Freight segment was operating approximately 66,000 vehicles and trailers from a network of nearly 370 service centers and had approximately 41,000 employees. Michael L. Ducker is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight (an ArcBest company).

In 2014 and 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for National Labor Relations Board elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. Petitions for decertification of the Teamsters were filed for the Charlotte and East Philadelphia facilities on June 19, 2017. The election was held in Charlotte on July 7, 2017, and the drivers voted to decertify the Teamsters. The election in East Philadelphia will be held on July 19, 2017. We have begun bargaining with the unions in the two other locations. No new petitions for elections were filed in 2017.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada and Mexico. Among its services are Surface Expedite, providing exclusive-use shipping and time-definite services; Air Expedite, offering an array of expedited air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. Service from FedEx Custom Critical is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments.

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

David J. Bronczek and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2017, the FedEx Services segment had approximately 31,000 employees (including approximately 15,000 at FedEx Office).

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, in May 2016 FedEx ranked No. 1 in the first-ever InformationWeek Elite 100 Decade Award category, recognizing the 10 companies that have ranked the highest on average in the InformationWeek Elite 100, a compilation of the top business technology innovators in the U.S., over the prior 10 years. FedEx ranked No. 5 overall on the 2016 InformationWeek Elite 100 list. Additionally, FedEx was named a recipient of the 2017 CIO 100 Award from International Data Group’s CIO magazine. The annual award program recognizes organizations around the world that exemplify the highest level of operational and strategic excellence in information technology.

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

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages, get quick rates and estimated delivery times, quickly find the nearest FedEx location and easily access FedEx Delivery Manager to customize home deliveries. It is available on Android™ and Apple devices. The FedEx mobile website has expanded to more than 193 countries and territories and 26 languages. FedEx Mobile allows customers to track packages, create shipping labels, view account-specific rate quotes and access drop-off location information. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

With FedEx Office Print Online and proprietary iPhone and Android mobile apps, customers can use their laptops or mobile devices, accessing their personal cloud accounts, and print directly to any FedEx Office location in the U.S., or have their order delivered right to their door. Customers also have the flexibility of using FedEx Office’s Print & Go solutions to print at self-serve locations from USBs, the cloud or through email. Accessing files using popular cloud providers Google Drive™, Dropbox, Box, Microsoft OneDrive® and from FedEx Office’s own My Online Documents is easy. If customers have their files on a mobile device or laptop, they can email them to printandgo@fedex.com and with the retrieval code they receive they can conveniently print the files at the self-serve kiosks in any FedEx Office location. FedEx Office provides options for customers to choose the best access method they need for quick service or more robust printing projects. FedEx also uses wireless data collection devices to scan bar codes on shipments, thereby enhancing and accelerating the package information available to our customers.

FedEx continues to provide customers with innovative solutions. For example, FedEx Services has a package laboratory providing FedEx Express, FedEx Ground and FedEx Freight customers with free package testing and design services.

We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

Marketing

The FedEx brand name is symbolic of outstanding service, reliability and speed. Emphasis is placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:

•	The FedExCup on the PGA TOUR.

•	The FedEx St. Jude Classic, a PGA TOUR event that has raised millions of dollars for St. Jude Children’s Research Hospital.

•	The National Football League (NFL), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL.”

•	FedExField in Washington, DC.

•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Sprint Cup Series.

•	The UEFA Europa League, a major European soccer cup competition that spans 192 teams across 54 European nations.

•	ATP World Tour men’s professional tennis circuit and French Open tennis tournament.

•	FedExForum in Memphis, TN.

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

FedEx Office

As of May 31, 2017, FedEx Office operated more than 1,800 customer facing centers, providing convenient access to printing and shipping expertise with reliable service. The FedEx Office network features retail stores, centralized production centers, corporate on-site print centers, and on-site business centers at hotels, convention centers and universities. Services include copying and digital printing, professional finishing, document creation, direct mail, signs and graphics, computer rentals, free Wi-Fi and corporate print solutions. FedEx Office also provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge. Additionally, FedEx SameDay City is available in 25 markets across the U.S., allowing customers to get their packages across town in the same day with local delivery by FedEx Office uniformed team members in branded FedEx Office delivery vehicles.

FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using FedEx Ground day-definite shipping and time-definite global FedEx Express shipping services, FedEx Office offers a complete “pack-and-ship” solution. FedEx Office also offers FedEx Pack Plus, which includes custom box building capabilities and techniques, a robust assortment of specialty boxes and additional packing supplies, equipment and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pickup and delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location.

Trademarks

The “FedEx” trademark, service mark and trade name is essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx Supply Chain, FedEx Trade Networks, FedEx Custom Critical, FedEx Cross Border and TNT Express, among others, are trademarks, service marks and trade names of Federal Express Corporation or the respective companies for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

Regulation

Air. Under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), both the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”) exercise regulatory authority over FedEx Express.

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

International. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner, and efficient operations often utilize open skies provisions of aviation agreements. Additionally, global air cargo carriers, such as FedEx Express, are subject to current and potential additional aviation security regulation by foreign governments.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and diesel engine emissions. For example, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Also, in October 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs. Additionally, in July 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. For additional information on such efforts to regulate GHG emissions and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

We are subject to federal, state and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods, contingency planning for spills of petroleum products, the disposal of waste oil and the disposal of toners and other products used in FedEx Office’s copy machines. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs designed to ensure compliance with these regulations.

Customs. Our activities, including customs brokerage and freight forwarding, are subject to regulation by U.S. Customs and Border Protection and the TSA within the Department of Homeland Security (customs brokerage and security issues), the U.S. Federal Maritime Commission (ocean freight forwarding) and the DOT (air freight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

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

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 70 through 76 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2017, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)(1)
Boeing 747-400	2	—	2		261,400
Boeing B777F	27	3	30		233,300
Boeing MD11	41	16	57		192,600
Boeing MD10-30	12	1	13		175,900
Boeing MD10-10	26	—	26		137,500
Boeing 767F	43	3	46	(2)	127,100
Airbus A300-600	32	36	68		106,600
Airbus A310-300	10	—	10		83,170
Boeing B757-200	119	—	119		63,000
ATR-72	21	—	21		17,970
ATR-42	26	—	26		12,070
Cessna 208B	239	—	239		2,830
Total	598	59	657

(1)	Maximum gross structural payload includes revenue payload and container weight.
(2)	Includes one aircraft not currently in operation and undergoing modification.

At May 31, 2017, FedEx Express operated approximately 58,000 vehicles and trailers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2017, with the year of expected delivery:

	B767F(1)	B777F(2)	Total
2018	14	4	18
2019	15	2	17
2020	16	3	19
2021	10	3	13
2022	10	4	14
Thereafter	6	—	6
Total	71	16	87
(1)	As of May 31, 2017, our obligation to purchase four of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.
(2)	As of May 31, 2017, our obligation to purchase six of these aircraft was conditioned upon there being no event that causes FedEx Express or its employees to not be covered by the RLA.

As of May 31, 2017, deposits and progress payments of $729 million had been made toward aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

Sorting and Handling Facilities

At May 31, 2017, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,768,345	475,000	Memphis-Shelby County Airport Authority	2036
Indianapolis, Indiana	316	2,509,000	214,000	Indianapolis Airport Authority	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	448,935	63,000	City of Oakland	2036
Greensboro, N. Carolina	165	593,000	29,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	66	597,000	23,000	City of Chicago	2018/2028(5)
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025(6)
International
Anchorage, Alaska(2)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(3)	111	1,238,000	63,000	Aeroports de Paris	2029
Cologne, Germany(3)	11	325,000	20,000	Cologne Bonn Airport	2040
Guangzhou, China(4)	155	873,006	64,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(4)	17	425,206	9,000	Kansai Airports	2024

(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(3)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(4)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(5)	Property is held under two separate leases — lease for original hub expires in 2018, and lease for new facility expires in 2028.
(6)	Property is held under two separate leases — lease for sorting and handling facility expires in 2021, and lease for ramp expansion expires in 2025.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, the FedEx Cold Chain Center, administrative offices and warehouse space.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express owns or leases 624 facilities for city station operations in the U.S. In addition, 576 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2017, FedEx Express had approximately 39,000 Drop Boxes. FedEx Express customers can also ship from approximately 22,000 staffed drop-off locations, including FedEx Office centers and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 19,000 drop-off locations.

TNT Express Segment

TNT Express corporate offices are located in Hoofddorp, The Netherlands. As of May 31, 2017, TNT Express had nearly 1,000 facilities worldwide, including road hubs, air hubs, depots and office facilities. These facilities are strategically located to cover the geographic areas served by TNT Express. TNT Express operates a central air hub near Liege, Belgium and a central European road hub in Duiven, The Netherlands. Approximately 39,000 owner-operator vehicles and 7,000 company-owned or company-leased vehicles support TNT Express’s business.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area. As of May 31, 2017, FedEx Ground had approximately 58,000 company-owned trailers and owned or leased 588 facilities, including 36 hubs. In addition, approximately 57,000 owner-operated vehicles support FedEx Ground’s business. Of the 394 facilities that support FedEx Home Delivery, 345 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 36 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 436,000 square feet and range in size from approximately 107,000 to 825,500 square feet. In addition, FedEx Supply Chain has 110 facilities through which it operates its supply chain logistics services.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices for the FedEx Freight business in Harrison, Arkansas. As of May 31, 2017, the FedEx Freight segment operated approximately 66,000 vehicles and trailers and nearly 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 220,000 square feet of office and dock space. FedEx Custom Critical’s headquarters are located in Green, Ohio.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Office’s corporate headquarters are located in Plano, Texas in leased facilities. As of May 31, 2017, FedEx Office operated more than 1,800 customer facing centers and also operated 33 centralized production centers. Substantially all FedEx Office centers are leased, generally for terms of five to ten years with varying renewal options. FedEx Office centers are generally located in strip malls, office buildings or stand-alone structures and customer-facing centers average approximately 3,800 square feet in size.

FedEx Services has an agreement with Office Depot, Inc. to offer FedEx Express and FedEx Ground shipping services at Office Depot and OfficeMax retail locations (approximately 1,400 locations). Additionally, the FedEx Authorized Ship Center program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of over 5,000 franchised and independent “pack and ship” retail locations.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman and Chief Executive Officer	72

Chairman and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; President of FedEx from January 1998 to February 2017; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

David J. Bronczek President and Chief Operating Officer	63

President and Chief Operating Officer of FedEx since February 2017; President and Chief Executive Officer of FedEx Express from January 2000 to February 2017; Executive Vice President and Chief Operating Officer of FedEx Express from January 1998 to January 2000; Senior Vice President — Europe, Middle East and Africa of FedEx Express from June 1995 to January 1998; Senior Vice President — Europe, Africa and Mediterranean of FedEx Express from June 1993 to June 1995; Vice President — Canadian Operations of FedEx Express from February 1987 to March 1993; and various management positions in sales and operations at FedEx Express from 1976 to 1987. Mr. Bronczek serves as a director of International Paper Company, an uncoated paper and packaging company.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	58

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

Donald F. Colleran Executive Vice President — Chief Sales Officer	61

Executive Vice President — Chief Sales Officer of FedEx since January 2017; Executive Vice President — Global Sales of FedEx Services from 2006 to January 2017; Senior Vice President — International Sales from 2003 to 2006; Senior Vice President — Canada of FedEx Express from 2000 to 2003; Vice President — Sales/APAC from 1997 to 2000; and various management positions in sales from 1989 to 1997.

David L. Cunningham, Jr. President and Chief Executive Officer, FedEx Express	55

President and Chief Executive Officer of FedEx Express since February 2017; Executive Vice President and Chief Operating Officer of FedEx Express from 2015 to February 2017; Regional President — APAC of FedEx Express from 1999 to 2015; Vice President — South Pacific of FedEx Express from 1997 to 1999; Vice President — Finance, Asia/Pacific of FedEx Express from 1994 to 1997; and various management positions in finance from 1989 to 1994.

Michael L. Ducker President and Chief Executive Officer, FedEx Freight Corporation	63

President and Chief Executive Officer of FedEx Freight since January 2015; Executive Vice President and Chief Operating Officer and President of International for FedEx Express from December 2009 to January 2015; Executive Vice President and President of International of FedEx Express from December 1999 to December 2009; Senior Vice President of Asia/Pacific of FedEx Express from September 1995 to December 1999; and various management positions in operations at FedEx Express from 1978 to 1995. Mr. Ducker serves as a director of International Flavors & Fragrances Inc., a global creator of flavors and fragrances used in consumer products.

Name and Office	Age	Positions and Offices Held and Business Experience
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	63

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

Henry J. Maier President and Chief Executive Officer, FedEx Ground	63

President and Chief Executive Officer of FedEx Ground since June 2013; Executive Vice President — Strategic Planning and Communications of FedEx Ground from September 2009 to June 2013; Senior Vice President — Strategic Planning and Communications of FedEx Ground from December 2006 to September 2009; Vice President — Marketing of FedEx Services from March 2000 to December 2006; Vice President — Marketing and Communications of FedEx Ground from June 1999 to March 2000; and various management positions in logistics, sales, marketing and communications with RPS, Inc. and Caliber Logistics, Inc. from 1986 to 1999. Mr. Maier serves as a director of Kansas City Southern, a transportation holding company that has railroad investments in the U.S., Mexico and Panama.

Christine P. Richards Executive Vice President, General Counsel and Secretary	62

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

Rajesh Subramaniam Executive Vice President — Chief Marketing and Communications Officer	51

Executive Vice President — Chief Marketing & Communications Officer of FedEx since January 2017; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; various management and marketing analyst positions from 1991 to 1999. Mr. Subramaniam serves as a director of First Horizon National Corporation, a financial services holding company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 13, 2017, there were 12,218 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2017
Fourth Quarter	$199.17	$182.89	$0.40
Third Quarter	201.57	183.87	0.40
Second Quarter	192.58	158.20	0.40
First Quarter	169.57	145.00	0.40
Fiscal Year Ended May 31, 2016
Fourth Quarter	$169.30	$137.30	$0.25
Third Quarter	160.67	119.71	0.25
Second Quarter	164.94	140.01	0.25
First Quarter	185.19	130.01	0.25

FedEx also paid a cash dividend on July 6, 2017 ($0.50 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2017.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Mar. 1-31, 2017	75,000	$189.09	75,000	16,735,000
Apr. 1-30, 2017	340,000	190.29	340,000	16,395,000
May 1-31, 2017	375,000	190.90	375,000	16,020,000
Total	790,000	$190.47	790,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in the privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of July 13, 2017, 15.8 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2017 is presented on page 127 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 33 through 77 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 126 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 17, 2017 thereon, are presented on pages 80 through 125 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2017 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 78 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 79 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be held on September 25, 2017, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be held on September 25, 2017, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be held on September 25, 2017, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be held on September 25, 2017, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2017 and 2016 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2017 annual meeting of stockholders, which will be held on September 25, 2017, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 17, 2017 thereon, are listed on page 32 and presented on pages 80 through 125 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 17, 2017 thereon, is presented on pages 129 through 130 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

See the Exhibit Index on pages E-1 through E-14 for a list of the exhibits being filed or furnished with or incorporated by reference into this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 17, 2017	By:	/s/ Frederick W. Smith
Frederick W. Smith
Chairman and Chief Executive Officer

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frederick W. Smith, Alan B. Graf, Jr. and John L. Merino, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Frederick W. Smith	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	July 17, 2017
Frederick W. Smith
/s/ Alan B. Graf, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	July 17, 2017
Alan B. Graf, Jr.
/s/ John L. Merino	Corporate Vice President and Principal Accounting Officer (Principal Accounting Officer)	July 17, 2017
John L. Merino
/s/ James L. Barksdale	Director	July 17, 2017
James L. Barksdale
/s/ John A. Edwardson	Director	July 17, 2017
John A. Edwardson
/s/ Marvin R. Ellison	Director	July 17, 2017
Marvin R. Ellison

Signature	Capacity	Date
/s/ John C. (“Chris”) Inglis	Director	July 17, 2017
John C. (“Chris”) Inglis
/s/ Kimberly A. Jabal	Director	July 17, 2017
Kimberly A. Jabal
/s/ Shirley Ann Jackson	Director	July 17, 2017
Shirley Ann Jackson
/s/ R. Brad Martin	Director	July 17, 2017
R. Brad Martin
/s/ Joshua Cooper Ramo	Director	July 17, 2017
Joshua Cooper Ramo
/s/ Susan C. Schwab	Director	July 17, 2017
Susan C. Schwab
/s/ David P. Steiner	Director	July 17, 2017
David P. Steiner
/s/ Paul S. Walsh	Director	July 17, 2017
Paul S. Walsh

FINANCIAL SECTION TABLE OF CONTENTS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

OVERVIEW OF FINANCIAL SECTION

The financial section of the FedEx Corporation (“FedEx” or the “Company”) Annual Report on Form 10-K (“Annual Report”) consists of the following: Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”), the Consolidated Financial Statements and the notes to the Consolidated Financial Statements, and Other Financial Information, all of which include information about our significant accounting policies and practices and the transactions that underlie our financial results. The following MD&A describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx. The discussion in the financial section should be read in conjunction with the other sections of this Annual Report, particularly “Item 1. Business” and our detailed discussion of risk factors included in this MD&A.

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2017 results compared to 2016 results, and 2016 results compared to 2015 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2018.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2018) for each of our transportation segments.
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

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion and refer to “Item 1. Business” for a more detailed description of each of our operating companies.

The key indicators necessary to understand our operating results include:

•	the overall customer demand for our various services based on macroeconomic factors and the global economy;
•	the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;
•	the mix of services purchased by our customers;
•	the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per shipment or hundredweight for LTL freight shipments);
•	our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and
•	the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2017 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, our FedEx Express group, which includes the FedEx Express and TNT Express segments, the FedEx Ground segment and the FedEx Freight segment. In 2017, TNT Express’s results are disclosed as a reportable segment and are also combined with the FedEx Express segment to reflect a management reporting structure referred to as the FedEx Express group. Because TNT Express was acquired near the end of 2016, its financial results were immaterial and were included in “Eliminations, corporate and other” in that period.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31.

				Percent Change
	2017(1)	2016(2)	2015	2017/2016		2016/2015
Consolidated revenues	$60,319	$50,365	$47,453	20		6
Operating income:
FedEx Express segment(3)	2,678	2,519	1,584	6		59
TNT Express segment	84	—	—	NM		NM
FedEx Ground segment	2,292	2,276	2,172	1		5
FedEx Freight segment	397	426	484	(7)		(12)
Eliminations, corporate and other(4)(5)	(414)	(2,144)	(2,373)	81		10
Consolidated operating income(5)	5,037	3,077	1,867	64		65
Operating margin:
FedEx Express segment(3)	9.8%	9.5%	5.8%	30	bp	370	bp
TNT Express segment	1.1%	—	—	NM		NM
FedEx Ground segment	12.7%	13.7%	16.7%	(100)	bp	(300)	bp
FedEx Freight segment	6.2%	6.9%	7.8%	(70)	bp	(90)	bp
Consolidated operating margin(4)(5)	8.4%	6.1%	3.9%	230	bp	220	bp
Consolidated net income(5)	$2,997	$1,820	$1,050	65		73
Diluted earnings per share	$11.07	$6.51	$3.65	70		78

The following table shows changes in revenues and operating income by reportable segment for 2017 compared to 2016 and 2016 compared to 2015 (in millions).

	Year-over-Year Changes
	Revenues		Operating Income
	2017/2016	2016/2015	2017/2016(1)(2)	2016/2015(2)
FedEx Express segment(3)	$907	$(788)	$159	$935
TNT Express segment	7,401	—	84	—
FedEx Ground segment	1,501	3,590	16	104
FedEx Freight segment	243	9	(29)	(58)
FedEx Services segment	28	48	—	—
Eliminations, corporate and other(4)(5)	(126)	53	1,730	229
	$9,954	$2,912	$1,960	$1,210

(1)

Operating income in 2017 includes TNT Express integration expenses and restructuring charges of $327 million ($121 million in “Eliminations, corporate and other,” $117 million at FedEx Express and $89 million at TNT Express) and increased intangible asset amortization of $74 million as a result of the TNT Express acquisition. Operating income for 2017 also includes $39 million of charges for legal reserves related to certain pending U.S. Customs and Border Protection matters involving FedEx Trade Networks and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground. See Note 18 of the accompanying consolidated financial statements for additional information.

(2)

Includes transaction, financing and integration-planning expenses related to our TNT Express acquisition, as well as the immaterial financial results of TNT Express from the date of acquisition, aggregating $132 million during 2016. These expenses are predominantly included in “Eliminations, corporate and other.”

(3)

FedEx Express segment 2015 expenses include impairment and related charges of $276 million resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

(4)

Operating income includes a gain of $24 million in 2017 and losses of $1.5 billion in 2016 and $2.2 billion in 2015 associated with our mark-to-market pension accounting further discussed in Note 13 of the accompanying consolidated financial statements.

(5)

Operating income in 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a U.S. Customs and Border Protection notice of action in the amount of $69 million, in each case net of recognized immaterial insurance recovery. Operating income for 2015 includes a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement, which is further discussed in Note 18 of the accompanying consolidated financial statements.

Overview

Our segment results improved in 2017 as a result of yield and volume growth and continued cost management at our FedEx Express segment, as well as the inclusion of TNT Express. In addition, tax benefits from the implementation of new foreign currency tax regulations and the adoption of a new accounting standard for share-based payments, further discussed in the “Income Taxes” section below, benefited results. These factors were partially offset by TNT Express integration expenses, including restructuring charges (described below), network expansion costs at FedEx Ground, one fewer operating day at FedEx Express and FedEx Ground and higher operating expenses at FedEx Freight.

We incurred an aggregate of $327 million ($245 million, net of tax, or $0.91 per diluted share) in 2017 of TNT Express integration expenses, including restructuring charges. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred at FedEx Corporation, FedEx Express and TNT Express. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. In addition, we incurred $74 million ($57 million, net of tax, or $0.21 per diluted share) in 2017 of increased intangible asset amortization as a result of the TNT Express acquisition.

Operating income in 2017 includes a $24 million gain ($6 million, net of tax, or $0.02 per diluted share) associated with our fourth quarter mark-to-market (“MTM”) retirement plans adjustment. Our 2017 results also include $39 million ($24 million, net of tax, or $0.09 per diluted share) of charges for legal reserves related to certain pending U.S. Customs and Border Protection (“CBP”) matters involving FedEx Trade Networks and $22 million ($13 million, net of tax, or $0.05 per diluted share) of charges related to the settlement of and certain expected losses relating to independent contractor litigation matters involving FedEx Ground. These items are included in “Eliminations, corporate and other.”

Our results for 2016 include a $1.5 billion loss ($946 million, net of tax, or $3.39 per diluted share) associated with our fourth quarter MTM retirement plans adjustment, provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground of $256 million ($158 million, net of tax, or $0.57 per diluted share), and expenses related to the settlement of a CBP notice of action in the amount of $69 million ($43 million, net of tax, or $0.15 per diluted share). These items are included in “Eliminations, corporate and other.” Also during 2016, we incurred transaction, financing and integration-planning expenses related to our TNT Express acquisition of $132 million ($125 million, net of tax, or $0.45 per diluted share), which includes the impact of certain costs not deductible for tax purposes as a result of the acquisition. These expenses also include TNT Express’s financial results from the time of acquisition, which are immaterial, and are predominantly included in “Eliminations, corporate and other.” While these items had a significant impact to our consolidated results, our 2016 segment performance benefited from higher operating income at FedEx Express as our profit improvement program that commenced in 2013 continued to constrain expense growth while improving revenue quality, and the positive net impact of fuel. Two additional operating days also benefited all our transportation segments in 2016. These factors were partially offset by lower than anticipated revenue at FedEx Freight and network expansion costs, higher self-insurance expenses and increased purchased transportation rates at FedEx Ground. In addition, higher incentive compensation accruals, which were not impacted by the charges and credits described above, negatively impacted our overall results.

During 2016, a favorable tax impact from an internal corporate legal entity restructuring to facilitate the integration of FedEx Express and TNT Express was recorded in the amount of $76 million (or $0.27 per diluted share).

Our results for 2015 include a $2.2 billion loss ($1.4 billion, net of tax, or $4.81 per diluted share) associated with our MTM retirement plans adjustment.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31 (TNT Express volume trends are not presented, as it was acquired on May 25, 2016):

(1)	International domestic average daily package volume represents our international intra-country operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31 (TNT Express yield trends are not presented, as it was acquired on May 25, 2016):

(1)	International domestic revenue per package represents our international intra-country operations.

Revenue

Revenues increased 20% in 2017 due to the inclusion of TNT Express and improvements at our other transportation segments. At FedEx Ground, revenues increased 9% in 2017 due to improved yield and volume growth. Revenues at FedEx Express increased 3% in 2017 due to yield and package volume growth partially offset by unfavorable exchange rates. Revenues in 2017 were negatively impacted by one fewer operating day at FedEx Express and FedEx Ground. FedEx Freight revenues increased 4% due to higher average daily LTL shipments and higher LTL revenue per shipment. Higher fuel surcharges benefited revenues at all our transportation segments in 2017, but had a minimal net impact on operating income.

Revenues increased 6% in 2016 driven by the FedEx Ground segment due to volume growth in our residential services coupled with rate increases, and the inclusion of FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) revenue for a full year. In addition, revenues increased approximately $1.2 billion in 2016 as a result of recording FedEx SmartPost service revenues on a gross basis, versus our previous net treatment due to operational changes that occurred in 2016, which resulted in us being the principal in all cases for the FedEx SmartPost service. Lower fuel surcharges had a significant negative impact on revenues at all of our transportation segments in 2016. Unfavorable exchange rates also negatively impacted revenues at FedEx Express in 2016. Two additional operating days benefited revenues at all our transportation segments in 2016.

Retirement Plans MTM Adjustments

We incurred a non-cash pre-tax MTM gain of $24 million in 2017 ($6 million, net of tax, or $0.02 per diluted share) and losses of $1.5 billion in 2016 ($946 million, net of tax, or $3.39 per diluted share) and $2.2 billion in 2015 ($1.4 billion, net of tax, or $4.81 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. The gain in 2017 reflects higher-than-expected pension asset returns, particularly in the equity markets. The losses in 2016 and 2015 are attributable to declining discount rates and demographic assumption experience changes. For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2017(1)	2016(2)	2015
Operating expenses:
Salaries and employee benefits	$21,542	$18,581	$17,110
Purchased transportation	13,630	9,966	8,483
Rentals and landing fees	3,240	2,854	2,682
Depreciation and amortization	2,995	2,631	2,611
Fuel	2,773	2,399	3,720
Maintenance and repairs	2,374	2,108	2,099
Impairment and other charges(3)	—	—	276
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
Other(4)	8,752	7,251	6,415
Total operating expenses	$55,282	$47,288	$45,586
Total operating income	$5,037	$3,077	$1,867

	Percent of Revenue
	2017(1)	2016(2)	2015
Operating expenses:
Salaries and employee benefits	35.7%	36.9%	36.1%
Purchased transportation	22.6	19.8	17.9
Rentals and landing fees	5.3	5.7	5.7
Depreciation and amortization	5.0	5.2	5.5
Fuel	4.6	4.7	7.8
Maintenance and repairs	3.9	4.2	4.4
Impairment and other charges(3)	—	—	0.6
Retirement plans mark-to-market adjustment	—	3.0	4.6
Other(4)	14.5	14.4	13.5
Total operating expenses	91.6	93.9	96.1
Operating margin	8.4%	6.1%	3.9%

(1)	Includes TNT Express integration expenses and restructuring charges of $327 million and increased intangible asset amortization of $74 million as a result of the TNT Express acquisition.
(2)	Includes transaction and integration-planning expenses related to our TNT Express acquisition of $113 million.
(3)	Includes charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines at FedEx Express.
(4)

Other expenses in 2017 include $39 million of charges for legal reserves related to certain pending CBP matters involving FedEx Trade Networks and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground. Included in 2016 are provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground for $256 million and $69 million in expenses related to the settlement of a CBP notice of action, in each case net of recognized immaterial insurance recovery. Included in 2015 is a $197 million charge in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

Our operating income and margin benefited from the slight positive impact of our MTM adjustment in 2017, compared to large MTM losses in the prior two years, the year-over-year decreases associated with the independent contractor litigation matters and CBP matters, and the continued growth and cost management initiatives at the FedEx Express segment. However, operating margin was negatively impacted in 2017 by the inclusion of TNT Express, TNT Express integration expenses and network expansion costs at FedEx Ground.

Our operating expenses include an increase in purchased transportation costs of 37% in 2017 due to the inclusion of TNT Express and higher volume and increased purchased transportation rates at FedEx Ground. Salaries and employee benefits expense increased 16% in 2017 due to the inclusion of TNT Express, volume growth and staffing to support network expansion at FedEx Ground, merit increases at FedEx Express, and higher staffing levels to support volume growth and merit increases at FedEx Freight. Other expenses increased 21% in 2017 primarily due to outside service contracts at TNT Express and the reserves for the legal matters involving FedEx Trade Networks and FedEx Ground, which were offset by the inclusion of independent contractor litigation expenses and the CBP matter in the prior year.

Our operating expenses for 2016 include a $1.5 billion loss ($946 million, net of tax, or $3.39 per diluted share) associated with our annual MTM retirement plans adjustment described above. In addition, we recorded corporate level provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground and the settlement of the CBP matter, and expenses related to our acquisition of TNT Express as described above. Operating expenses also increased due to higher salaries and employee benefits at FedEx Freight, and higher purchased transportation expenses due to the recording of FedEx SmartPost revenues on a gross basis, network expansion costs, higher self-insurance expenses and increased purchased transportation rates at FedEx Ground. In addition, higher incentive compensation accruals impacted our overall operating expenses.

Our 2016 operating margin benefited from the reduced year-over-year loss from our MTM retirement plans adjustment, the strong performance of our FedEx Express segment due to the continued execution of our profit improvement program and the positive net impact of fuel. However, operating margin was negatively impacted in 2016 by higher salaries and employee benefits at FedEx Freight, and network expansion costs, higher self-insurance expenses and the recording of FedEx SmartPost revenues on a gross basis at FedEx Ground, transaction and integration-planning expenses related to our TNT Express acquisition, and higher incentive compensation accruals.

Our operating expenses include an increase in purchased transportation costs of 17% in 2016 due to the recording of FedEx SmartPost service revenues on a gross basis (including postal fees in revenues and expenses) due to operational changes that occurred in 2016, which resulted in us being the principal in all cases for the FedEx SmartPost service and higher volumes and increased rates at FedEx Ground. Salaries and employee benefits expense increased 9% in 2016 due to the inclusion of FedEx Supply Chain results for a full year, pay initiatives coupled with increased staffing at FedEx Freight, higher healthcare costs and higher incentive compensation accruals. Other expenses were 13% higher in 2016 due to the inclusion of FedEx Supply Chain results for a full year, higher self-insurance costs at FedEx Ground and the CBP matter described above. Rentals and landing fees increased 6% in 2016 due to network expansion and the inclusion of FedEx Supply Chain results for a full year at FedEx Ground. Retirement plans MTM adjustment expenses decreased 32% in 2016, as favorable demographic assumption experience partially offset the actuarial loss on pension plan asset returns in 2016.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense increased 16% during 2017 due to the inclusion of TNT Express and higher fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2017, 2016 and 2015 in the accompanying discussions of each of our transportation segments.

Effective February 6, 2017, FedEx Express and FedEx Ground fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. The index used to determine the fuel surcharge percentage for our FedEx Freight business continues to adjust weekly. TNT Express’s fuel surcharges incorporate a timing lag of approximately six to eight weeks.

Prior to February 6, 2017, our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporated a timing lag of approximately six to eight weeks before they were adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in January 2017 was set based on November 2016 fuel prices. In addition, on November 2, 2015 we updated the tables used to determine our fuel surcharges at FedEx Express and FedEx Ground.

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

The net impact of fuel had minimal impact to operating income in 2017 as higher fuel surcharges were more than offset by increased fuel prices.

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

Other Income and Expense

Interest expense increased $176 million in 2017 primarily due to our U.S. and Euro debt issuances in fiscal 2016, which was partially offset by a gain of $35 million from the sale of an investment during 2017 in other expense. The weighted average interest rate on our long-term debt was 3.6% in 2017, reflecting the favorable interest rates obtained in the recent debt offerings. Interest expense increased $101 million in 2016 primarily due to increased interest expense from our 2016 and 2015 debt offerings used to fund our share repurchase programs and business acquisitions.

Income Taxes

Our effective tax rate was 34.6% in 2017, 33.6% in 2016 and 35.5% in 2015. Due to its effect on income before income taxes, the adjustment for MTM pension accounting increased our 2017 effective tax rate by 20 basis points and reduced our 2016 and 2015 effective tax rates by 120 and 80 basis points, respectively.

Our 2017 tax rate was favorably impacted by $62 million as a result of the implementation of new U.S. foreign currency tax regulations and $55 million from the adoption of the Accounting Standards Update on share-based payments. Our 2016 tax rate was favorably impacted by $76 million from an internal corporate legal entity restructuring done in anticipation of the integration of the foreign operations of FedEx Express and TNT Express. A lower state tax rate primarily due to the resolution of a state tax matter also provided a benefit to our 2016 tax rate.

Cumulative permanently reinvested foreign earnings were $2.1 billion at the end of 2017 and $1.6 billion at the end of 2016.

Additional information on income taxes, including our effective tax rate reconciliation, liabilities for uncertain tax positions and our global tax profile can be found in Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). All shares associated with the transaction were tendered or transferred as of the third quarter of 2017. We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business for 2017 are included in the FedEx Express group and the TNT Express segment. Financial results for 2016 were immaterial from the time of acquisition and are included in “Eliminations, corporate and other.”

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and FedEx Express’s strength in other regions globally.

For more information, see Note 3 of the accompanying consolidated financial statements.

During 2015, we acquired two businesses, expanding our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO Distribution System, Inc., now FedEx Supply Chain, a leading North American third-party logistics provider, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance. The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, we acquired Bongo International, LLC, now FedEx Cross Border, a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

TNT Express Cyber-Attack

On June 28, 2017, we announced that the worldwide operations of TNT Express were significantly affected by the cyber-attack known as Petya, which involved the spread of an information technology virus through a Ukrainian tax software product. The systems and data of all other FedEx companies are currently unaffected by the attack. TNT Express operates in Ukraine and uses the software that was compromised, which allowed the virus to infiltrate TNT Express systems and encrypt its data. While TNT Express operations and communications were significantly affected, no data breach or data loss to third parties is known to have occurred as of the date of this filing.

Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems. As of the date of this filing, all TNT Express depots, hubs and facilities are operational and most TNT services are available. Nevertheless, customers are still experiencing widespread service delays, including invoicing, and manual processes are being used to facilitate a significant portion of TNT Express operations and customer service functions. We cannot estimate when TNT Express services will be fully restored. Contingency plans that make use of both FedEx Express and TNT Express networks remain in place to minimize the impacts to customers, including transporting TNT Express packages within the FedEx Express network and offering the full range of FedEx Express services as alternatives to TNT Express customers.

Our information technology teams have been focused on the recovery of critical systems and continue to make progress in resuming full services and restoring critical systems. Currently, we are focused on restoring remaining operational systems as well as finance, back-office and secondary business systems. At this time, we cannot estimate how long it will take to restore the systems that were impacted and it is reasonably possible that TNT Express will be unable to fully restore all of the affected systems and recover all of the critical business data that was encrypted by the virus.

Given the recent timing and magnitude of the attack, in addition to our initial focus on restoring TNT Express operations and customer service functions, we are still evaluating the financial impact of the attack, but it is likely that it will be material. We do not have cyber or other insurance in place that covers this attack. Although we cannot currently quantify the amounts, we have experienced loss of revenue due to decreased volumes at TNT Express and incremental costs associated with the implementation of contingency plans and the remediation of affected systems. Additional consequences and risks associated with the cyber-attack that could negatively impact our results of operations and financial condition are described in the corresponding risk factor included in this MD&A. In addition to financial consequences, the cyber-attack may materially impact our disclosure controls and procedures and internal control over financial reporting in future periods.

Outlook

During 2018, we expect yield and volume growth at all our transportation segments to support revenue and earnings growth, prior to any MTM retirement plans adjustment. Our 2018 results will be negatively affected by our TNT Express integration and restructuring activities, as well as the impact of the TNT Express cyber-attack. Our expectations for earnings growth in 2018 are dependent on key external factors, including fuel prices and moderate economic growth. We expect segment level pension expense to decline by approximately $86 million in 2018 due to improved funded status in our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”).

During 2018, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and customer-facing and back-office information technology systems. The integration is expected to be completed by the end of 2020. We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years to be approximately $800 million and expect to incur approximately $275 million of these costs during 2018. We continue to refine our integration plans, however, particularly in light of the recent cyber-attack at TNT Express. As a result, the timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

The integration process has proceeded in a manner such that in the first quarter of 2018 we will report one combined FedEx Express segment (currently reported as the FedEx Express group). This one segment is the result of combining the financial information of the FedEx Express and TNT Express segments (see discussion in the Reportable Segments section below). We are targeting operating income improvement at the FedEx Express group of $1.2 billion to $1.5 billion in 2020 from 2017, assuming moderate economic growth and current accounting and tax rules.

Our capital expenditures for 2018 are expected to be approximately $5.9 billion, largely for our fleet modernization program at FedEx Express and investments in facilities and sort equipment to support volume growth at FedEx Ground, including certain projects deferred from 2017. In addition, our capital expenditure forecast includes $160 million for the TNT Express integration. These capital expenditure forecasts are subject to change as we refine and implement our TNT Express integration plans. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2018 capital projects, refer to the “Capital Resources” and “Liquidity Outlook” sections of this MD&A.

We expect our effective tax rate for 2018 to be between 32% and 35%. Our 2018 effective tax rate will likely be higher in the first quarter and vary from quarter to quarter as tax benefits and costs related to the TNT Express integration are recognized.

Substantial activities and legal entity restructuring are ongoing with respect to the integration of the foreign operations of FedEx Express and TNT Express. As we continue to integrate these businesses over the next few years, there could be material favorable and unfavorable impacts to our effective tax rate. However, once the businesses are integrated, the expected increase in international earnings should contribute to a reduction in our effective tax rate.

Our outlook is dependent upon a stable pricing environment for fuel, as volatility in fuel prices impacts our fuel surcharge levels, fuel expense and demand for our services. Due to the change in fuel surcharge methodology discussed above, the volatility in fuel costs will have less of an impact on earnings as the timing lag of adjustments to our fuel surcharges has been reduced by several weeks at FedEx Express and FedEx Ground.

Other Outlook Matters

We are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. For a description of these proceedings, see Note 18 of the accompanying consolidated financial statements for additional information.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed in the second half of calendar 2020. As of May 31, 2017, more than 45% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Risk Factors” and “Forward Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

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

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows.  Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard resulted in a benefit to net income of $55 million ($0.17 per diluted share) for the year ended May 31, 2017. The first quarter of 2017 was not recast due to immateriality.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We are continuing to assess the impact of this new standard on our consolidated financial statements and related disclosures, including ongoing contract reviews. We do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced 2017 operating income by $471 million but would not have impacted our net income. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

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
FedEx Office (document and business services and package acceptance)

During 2017, we announced that products and solutions offered by FedEx SupplyChain Systems would be combined with similar offerings within FedEx Custom Critical, FedEx Express and FedEx Supply Chain (formerly GENCO) effective June 1, 2017. In addition, during 2017, we rebranded GENCO to FedEx Supply Chain.

In 2017, TNT Express’s results are disclosed as a reportable segment and are also combined with the FedEx Express reportable segment to reflect a management reporting structure referred to as the FedEx Express group. As integration began in 2017, these segments continued to have discrete financial information that was regularly reviewed when evaluating performance and making resource allocation decisions. However, they were combined into the FedEx Express group for financial reporting purposes into a collective business as a result of their management reporting structure.

In the first quarter of 2018, we will report one FedEx Express segment (currently reported as the FedEx Express group). This new segment is the result of combining the financial information of the FedEx Express and TNT Express segments as part of the operational integration of these two businesses. As integration activities have progressed, the FedEx Express and TNT Express businesses have begun to lose their historical discrete financial profiles, as some TNT Express businesses are merging into FedEx Express businesses, and some FedEx Express businesses are merging into TNT Express businesses. Therefore, discrete financial information for FedEx Express and TNT Express will no longer be used to evaluate performance and make resource allocation decisions. In addition, this new reporting structure aligns with our management reporting structure and our internal financial reporting and compensation plans for the new segment.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. In 2017, the year-over-year decrease in these costs was driven by the change in the MTM retirement plans adjustment and the year-over-year decrease in charges for legal reserves, which were partially offset by the TNT Express integration expenses discussed above. In 2016, the year-over-year decrease in these costs was driven by a lower MTM retirement plans adjustment.

FEDEX EXPRESS GROUP

The FedEx Express group consists of the combined results of the FedEx Express and TNT Express segments. As discussed above, we have combined these segments for financial reporting discussion purposes into a collective business as a result of their management reporting structure. Furthermore, over time their operations will be integrated, therefore presenting a group view provides a basis for future year-over-year comparisons. We acquired TNT Express in the fourth quarter of 2016, which has impacted the year-over-year comparability of revenue and operating income. Because TNT Express was acquired near the end of 2016, its financial results were immaterial and were included in “Eliminations, corporate and other” in that period. The following table compares revenues, operating income (dollars in millions) and operating margin for the years ended May 31:

				Percent Change
	2017	2016	2015	2017/2016		2016/2015
Revenues:
FedEx Express segment	$27,358	$26,451	$27,239	3		(3)
TNT Express segment	7,401	—	—	NM		NM
FedEx Express group	34,759	26,451	27,239	31		(3)
Operating income:
FedEx Express segment	2,678	2,519	1,584	6		59
TNT Express segment	84	—	—	NM		NM
FedEx Express group	$2,762	$2,519	$1,584	10		59
Operating margin:
FedEx Express segment	9.8%	9.5%	5.8%	30	bp	370	bp
TNT Express segment	1.1%	—	—	NM	bp	NM	bp
FedEx Express group	7.9%	9.5%	5.8%	(160)	bp	370	bp

FedEx Express Group Results

FedEx Express group revenues increased 31% in 2017 due to the inclusion of the TNT Express segment, as well as improved base yield and package volume at our FedEx Express segment.

Operating income increased 10% in 2017 driven by our FedEx Express segment and the inclusion of the TNT Express segment. The TNT Express segment reported an operating profit in 2017, which was negatively impacted by integration and restructuring expenses and intangible asset amortization. Operating margin decreased in 2017 due to the inclusion of the TNT Express segment.

FedEx Express group results include $206 million of TNT Express integration expenses in 2017. In addition, 2017 expenses include increased TNT Express intangible asset amortization of $74 million as a result of the TNT Express acquisition.

FedEx Express Group Outlook

The integration process is proceeding in a manner such that commencing in the first quarter of 2018 we will report one FedEx Express segment (currently reported as the FedEx Express group) when the financial information for the FedEx Express and TNT Express segments will begin to merge and only the results of the FedEx Express group will be regularly reviewed when evaluating performance and making resource allocation decisions.

Revenues and earnings are expected to increase at the FedEx Express group during 2018. We expect revenues to increase primarily due to higher international volumes and U.S. domestic yields, as we continue to focus on revenue quality while managing costs. These benefits will be partially offset in 2018 by TNT Express integration expenses and intangible asset amortization expense.

During 2018, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back office information technology systems. The integration is expected to be completed by the end of 2020.

We are targeting operating income improvement at the FedEx Express group of $1.2 billion to $1.5 billion in 2020 from 2017, assuming moderate economic growth and current accounting and tax rules. This target includes expected synergies from the integration of TNT Express and base business and other operational improvements across the global FedEx Express network.

Capital expenditures at the FedEx Express group are expected to increase in 2018, driven by our aircraft fleet modernization programs, as we add new aircraft that are more reliable, fuel-efficient and technologically advanced and retire older, less-efficient aircraft. Capital expenditures for 2018 will also include integration-related investments. FedEx Express group capital expenditures for 2018 are subject to change as we refine and implement our TNT Express integration plans, particularly in light of the TNT Express cyber-attack.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority services, which provide time-definite delivery within one, two or three business days worldwide, and deferred or economy services, which provide time-definite delivery within five business days worldwide. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the years ended May 31:

				Percent Change
	2017	2016	2015	2017/2016		2016/2015
Revenues:
Package:
U.S. overnight box	$6,958	$6,763	$6,704	3		1
U.S. overnight envelope	1,750	1,662	1,629	5		2
U.S. deferred	3,528	3,379	3,342	4		1
Total U.S. domestic package revenue	12,236	11,804	11,675	4		1
International priority	5,827	5,697	6,251	2		(9)
International economy	2,412	2,282	2,301	6		(1)
Total international export package revenue	8,239	7,979	8,552	3		(7)
International domestic(1)	1,299	1,285	1,406	1		(9)
Total package revenue	21,774	21,068	21,633	3		(3)
Freight:
U.S.	2,528	2,481	2,300	2		8
International priority	1,502	1,384	1,588	9		(13)
International airfreight	118	126	180	(6)		(30)
Total freight revenue	4,148	3,991	4,068	4		(2)
Other(2)	1,436	1,392	1,538	3		(9)
Total revenues	27,358	26,451	27,239	3		(3)
Operating expenses:
Salaries and employee benefits	10,536	10,240	10,104	3		1
Purchased transportation	2,337	2,301	2,544	2		(10)
Rentals and landing fees	1,618	1,688	1,693	(4)		—
Depreciation and amortization	1,431	1,385	1,460	3		(5)
Fuel	2,153	2,023	3,199	6		(37)
Maintenance and repairs	1,414	1,294	1,357	9		(5)
Impairment and other charges(3)	—	—	276	NM		NM
Intercompany charges	1,881	1,846	1,842	2		—
Other	3,310	3,155	3,180	5		(1)
Total operating expenses	24,680	23,932	25,655	3		(7)
Operating income	$2,678	$2,519	$1,584	6		59
Operating margin	9.8%	9.5%	5.8%	30	bp	370	bp

	Percent of Revenue
	2017	2016	2015
Operating expenses:
Salaries and employee benefits	38.5%	38.7%	37.1%
Purchased transportation	8.5	8.7	9.3
Rentals and landing fees	5.9	6.4	6.2
Depreciation and amortization	5.2	5.2	5.4
Fuel	7.9	7.7	11.7
Maintenance and repairs	5.2	4.9	5.0
Impairment and other charges(3)	—	—	1.0
Intercompany charges	6.9	7.0	6.8
Other	12.1	11.9	11.7
Total operating expenses	90.2	90.5	94.2
Operating margin	9.8%	9.5%	5.8%

(1)	International domestic revenues represent our international intra-country operations.
(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.
(3)	2015 includes $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2017	2016	2015	2017/2016	2016/2015
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,265	1,271	1,240	—	3
U.S. overnight envelope	561	541	527	4	3
U.S. deferred	900	901	916	—	(2)
Total U.S. domestic ADV	2,726	2,713	2,683	—	1
International priority	405	394	410	3	(4)
International economy	186	181	176	3	3
Total international export ADV	591	575	586	3	(2)
International domestic(2)	934	888	853	5	4
Total ADV	4,251	4,176	4,122	2	1
Revenue per package (yield):
U.S. overnight box	$21.57	$20.79	$21.29	4	(2)
U.S. overnight envelope	12.24	11.99	12.15	2	(1)
U.S. deferred	15.37	14.66	14.36	5	2
U.S. domestic composite	17.60	17.00	17.13	4	(1)
International priority	56.44	56.47	60.05	—	(6)
International economy	50.83	49.15	51.54	3	(5)
International export composite	54.68	54.16	57.50	1	(6)
International domestic(2)	5.45	5.65	6.49	(4)	(13)
Composite package yield	20.09	19.71	20.66	2	(5)
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,190	8,178	7,833	—	4
International priority	2,670	2,510	2,887	6	(13)
International airfreight	641	623	684	3	(9)
Total average daily freight pounds	11,501	11,311	11,404	2	(1)
Revenue per pound (yield):
U.S.	$1.21	$1.19	$1.16	2	3
International priority	2.21	2.15	2.17	3	(1)
International airfreight	0.72	0.79	1.04	(9)	(24)
Composite freight yield	1.41	1.38	1.40	2	(1)

(1)	Package and freight statistics include only the operations of FedEx Express.
(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 3% in 2017 primarily due to improved base yields and package volume growth and higher fuel surcharges, which were partially offset by unfavorable exchange rates and one fewer operating day.

U.S. domestic package yields increased 4% in 2017 due to higher rates, package weights and fuel surcharges. U.S. domestic average daily volume slightly increased in 2017 driven by our overnight envelope service offering. International export package yields increased 1% in 2017 due to favorable service mix and higher fuel surcharges, partially offset by unfavorable exchange rates. International export average daily volumes increased 3% in 2017 due to increased international priority box shipments and growth in international export from Asia and Europe. Freight yields increased 2% in 2017 primarily due to higher base rates. Freight average daily pounds increased 2% in 2017 primarily due to international priority freight volume.

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

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the years ended May 31:

	2017	2016	2015
U.S. Domestic and Outbound Fuel Surcharge:
Low	1.00%	—%	1.50%
High	3.38	4.00	9.50
Weighted-average	2.51	1.84	6.34
International Fuel Surcharges:
Low	1.00	—	0.50
High	10.50	12.00	18.00
Weighted-average	6.92	6.09	12.80

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

FedEx Express Segment Operating Income

FedEx Express continued to increase operating income and operating margin in 2017 due to yield and volume growth and the ongoing benefit of cost management initiatives, which were partially offset by one fewer operating day. Results in 2017 include $117 million of TNT Express integration expenses. FedEx Express continues to focus on managing network capacity to match customer demand, reducing structural costs, modernizing its fleet and driving productivity increases throughout its operations.

Salaries and employee benefits increased 3% in 2017 primarily due to merit increases. Other expenses increased 5% in 2017 primarily due to TNT Express integration expenses, self-insurance costs and outside service contracts. Maintenance and repairs increased 9% in 2017 primarily due to the timing of aircraft maintenance events. Rentals decreased 4% in 2017 due to a reduction in aircraft leases.

Fuel expense increased 6% in 2017 due to higher fuel prices. The net impact of fuel had a slightly positive impact on operating income in 2017. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

In 2016, FedEx Express operating income and operating margin increased despite lower revenues. This increase was primarily driven by profit improvement program initiatives, which continued to constrain expense growth while improving revenue quality, the positive net impact of fuel and lower international expenses due to currency exchange rates. Also, operating income benefited from two additional operating days in 2016. Results for 2015 were negatively impacted by $276 million ($175 million, net of tax) of impairment and related charges, of which $246 million was non-cash, resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines.

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

TNT EXPRESS SEGMENT

TNT Express collects, transports and delivers documents, parcels and freight on a day-definite or time-definite basis. Services are primarily classified by the speed, distance, weight and size of shipments. While the majority of shipments are between businesses, TNT Express also offers business-to-consumer services to select key customers. Because TNT Express was acquired near the end of 2016, its financial results were immaterial and were included in “Eliminations, corporate and other” in that period. The following tables present revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

		Percent of Revenue
	2017	2017
Revenues	$7,401	100.0%
Operating expenses:
Salaries and employee benefits	2,077	28.1
Purchased transportation	3,049	41.2
Rentals	353	4.8
Depreciation and amortization	239	3.2
Fuel	225	3.1
Maintenance and repairs	143	1.9
Intercompany charges	17	0.2
Other	1,214	16.4
Total operating expenses	7,317	98.9%
Operating income	$84
Operating margin	1.1%
Package:
Average daily packages	1,022
Revenue per package (yield)	$24.77
Freight:
Average daily pounds	3,608
Revenue per pound (yield)	$0.56

TNT Express fuel surcharges are indexed to the spot price for jet fuel. Using this index, the international fuel surcharge percentages ranged as follows for the periods ended May 31:

2017
International Fuel Surcharges:
Low	5.25%
High	19.00
Weighted-average	12.85

TNT Express Segment Results

The TNT Express segment was formed in the fourth quarter of 2016, following the acquisition of TNT Express on May 25, 2016. Since the date of acquisition, TNT Express has focused on maintaining its customer base while executing integration activities with FedEx Express.

TNT Express results include revenues of $7.4 billion and operating income of $84 million in 2017. These results include integration costs of $89 million. Costs associated with the integration, including restructuring charges, are expected to continue through fiscal year 2020. In addition, operating expenses include intangible asset amortization of $74 million in 2017.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin and selected package statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2017	2016	2015	2017/2016		2016/2015
Revenues:
FedEx Ground	$16,497	$15,050	$12,568	10		20
FedEx Supply Chain	1,578	1,524	416	4		NM
Total revenues	18,075	16,574	12,984	9		28
Operating expenses:
Salaries and employee benefits	3,228	2,834	2,146	14		32
Purchased transportation	7,406	6,817	5,021	9		36
Rentals	764	639	485	20		32
Depreciation and amortization	684	608	530	13		15
Fuel	10	10	12	—		(17)
Maintenance and repairs	322	288	244	12		18
Intercompany charges	1,317	1,230	1,123	7		10
Other	2,052	1,872	1,251	10		50
Total operating expenses	15,783	14,298	10,812	10		32
Operating income	$2,292	$2,276	$2,172	1		5
Operating margin	12.7%	13.7%	16.7%	(100)	bp	(300)	bp
Average daily package volume:
FedEx Ground	7,896	7,526	6,911	5		9
Revenue per package (yield):
FedEx Ground	$8.18	$7.80	$7.16	5		9

	Percent of Revenue
	2017	2016	2015
Operating expenses:
Salaries and employee benefits	17.8%	17.1%	16.5%
Purchased transportation	41.0	41.1	38.7
Rentals	4.2	3.9	3.7
Depreciation and amortization	3.8	3.7	4.1
Fuel	0.1	0.1	0.1
Maintenance and repairs	1.8	1.7	1.9
Intercompany charges	7.3	7.4	8.7
Other	11.3	11.3	9.6
Total operating expenses	87.3	86.3	83.3
Operating margin	12.7%	13.7%	16.7%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 9% in 2017 due to yield and volume growth, partially offset by one fewer operating day. FedEx Ground yield increased 5% in 2017 due to higher base yields for our commercial business and residential services. Average daily volume at FedEx Ground increased 5% in 2017 primarily due to continued growth in our commercial business and residential services.

FedEx Ground segment revenues increased 28% in 2016 due to volume and yield growth at FedEx Ground and the inclusion of FedEx Supply Chain revenue for a full year, which were partially offset by lower fuel surcharges. Revenues increased approximately $1.2 billion in 2016 as a result of recording FedEx SmartPost revenues on a gross basis, versus our previous net treatment. In addition, revenues benefited from two additional operating days in 2016.

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

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the years ended May 31:

	2017	2016	2015
Low	3.25%	2.75%	4.50%
High	4.50	4.50	7.00
Weighted-average	4.03	3.82	5.90

Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis compared to the previously monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor. On January 4, 2016 and January 5, 2015, FedEx Ground implemented a 4.9% increase in average list price. In addition, on November 2, 2015, FedEx Ground increased surcharges for shipments that exceed the published maximum weight or dimensional limits and updated certain tables used to determine fuel surcharges. On February 2, 2015, FedEx Ground updated the tables used to determine fuel surcharges. On January 5, 2015, FedEx Ground began applying dimensional weight pricing to all shipments.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 1% in 2017 due to yield and volume growth partially offset by network expansion and staffing costs. Operating margin declined in 2017 primarily due to network expansion. In addition, FedEx Supply Chain results continue to negatively impact segment margins.

Purchased transportation increased 9% due to higher volumes and increased service provider and U.S. Postal Service rates. Salaries and employee benefits expense increased 14% in 2017 primarily due to volume growth and additional staffing to support network expansion. Rent and depreciation and amortization expense increased in 2017 due to network expansion. Other expenses increased 10% in 2017 due to increased property taxes as a result of network expansion and higher self-insurance costs.

FedEx Ground segment operating income increased 5% in 2016 due to higher volumes and increased yield, as well as the benefit from two additional operating days. These factors were partially offset by network expansion costs, higher self-insurance expenses and increased purchased transportation rates.

Operating margin decreased in 2016 primarily due to the recording of FedEx SmartPost revenues on a gross basis (including postal fees in revenues and expenses), the inclusion of FedEx Supply Chain results for a full year, and higher self-insurance expenses. The change in FedEx SmartPost revenue recognition and the inclusion of FedEx Supply Chain collectively decreased operating margin by 190 basis points in 2016.

FedEx Ground Segment Outlook

We expect FedEx Ground segment revenues and operating income to increase in 2018, driven by continued yield and volume growth in our commercial business and residential services. We are focused on balancing capacity and volume growth with yield management. In addition, we anticipate results in 2018 will continue to be impacted by network expansion, as well as additional staffing costs. Beginning in 2018, FedEx Ground will include safety technology requirements in all linehaul contracts.

Capital expenditures at FedEx Ground are expected to increase in 2018 due to certain network expansion projects that were deferred from 2017 to 2018. We will continue to make investments to grow our highly profitable FedEx Ground network.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority LTL services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the years ended May 31:

				Percent Change
	2017	2016	2015	2017/2016		2016/2015
Revenues	$6,443	$6,200	$6,191	4		—
Operating expenses:
Salaries and employee benefits	3,058	2,925	2,698	5		8
Purchased transportation	988	962	1,045	3		(8)
Rentals	136	142	129	(4)		10
Depreciation and amortization	269	248	230	8		8
Fuel	384	363	508	6		(29)
Maintenance and repairs	215	206	201	4		2
Intercompany charges	497	456	444	9		3
Other	499	472	452	6		4
Total operating expenses	6,046	5,774	5,707	5		1
Operating income	$397	$426	$484	(7)		(12)
Operating margin	6.2%	6.9%	7.8%	(70)	bp	(90)	bp
Average daily LTL shipments (in thousands):
Priority	70.6	67.7	66.9	4		1
Economy	31.0	31.1	28.6	—		9
Total average daily LTL shipments	101.6	98.8	95.5	3		3
Weight per LTL shipment:
Priority	1,176	1,191	1,272	(1)		(6)
Economy	1,129	1,145	1,003	(1)		14
Composite weight per LTL shipment	1,161	1,177	1,191	(1)		(1)
LTL revenue per shipment:
Priority	$221.67	$218.50	$229.57	1		(5)
Economy	265.77	261.27	264.34	2		(1)
Composite LTL revenue per shipment	$235.20	$232.11	$240.09	1		(3)
LTL revenue per hundredweight:
Priority	$18.85	$18.35	$18.05	3		2
Economy	23.55	22.81	26.34	3		(13)
Composite LTL revenue per hundredweight	$20.25	$19.73	$20.15	3		(2)

	Percent of Revenue
	2017	2016	2015
Operating expenses:
Salaries and employee benefits	47.5%	47.2%	43.6%
Purchased transportation	15.3	15.5	16.9
Rentals	2.1	2.3	2.1
Depreciation and amortization	4.2	4.0	3.7
Fuel	6.0	5.8	8.2
Maintenance and repairs	3.3	3.3	3.2
Intercompany charges	7.7	7.4	7.2
Other	7.7	7.6	7.3
Total operating expenses	93.8	93.1	92.2
Operating margin	6.2%	6.9%	7.8%

 FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 4% in 2017 primarily due to higher average daily LTL shipments and higher LTL revenue per shipment. Average daily LTL shipments increased 3% in 2017 due to higher demand for our LTL service offerings. LTL revenue per shipment increased 1% due to higher base rates and fuel surcharges, partially offset by lower weight per shipment. Base rate increases were the result of our ongoing yield management initiatives.

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

The weekly indexed LTL fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the years ended May 31:

	2017	2016	2015
Low	20.20%	18.50%	20.90%
High	21.60	23.10	26.20
Weighted-average	21.00	20.60	24.30

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

FedEx Freight Segment Operating Income

FedEx Freight segment operating income and operating margin decreased in 2017 primarily due to higher operating expenses that more than offset base rate increases and volume growth. Within operating expenses, salaries and employee benefits increased 5% in 2017 due to higher staffing levels to support volume growth and merit increases. Intercompany charges increased 9% in 2017 due to higher allocated information technology costs. Other expenses increased 6% in 2017 due to higher self-insurance costs and increased real estate taxes. Purchased transportation increased 3% in 2017 due to higher volumes. Depreciation and amortization increased 8% in 2017 due to increased vehicle purchases. Rentals decreased 4% in 2017 primarily due to a charge related to a facility closure in the prior year and a credit related to the favorable sublease of the facility in the current year.

Fuel expense increased 6% in 2017 due to higher fuel prices and volume growth. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight segment operating income and operating margin decreased in 2016 primarily due to salaries and employee benefits expense outpacing revenue growth, which was driven by weaker than anticipated industrial production. Within operating expenses, salaries and employee benefits increased 8% in 2016 due to pay initiatives and increased staffing levels for higher shipment volumes. Other expenses increased 4% in 2016 primarily due to higher insurance claims, a legal reserve, and higher operating supplies. Depreciation and amortization increased 8% in 2016 due to investments in transportation equipment. Rentals increased 10% in 2016 driven primarily by a charge related to a facility closure. Purchased transportation expense decreased 8% in 2016 due to lower rates and increased use of lower-cost rail transportation. Fuel expense decreased 29% in 2016 due to lower average price per gallon of diesel fuel. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

During 2018 we expect revenue, operating income and operating margin improvement driven by effective yield management, as well as modest volume growth from small and mid-sized customers. FedEx Freight earnings are also expected to be positively impacted by improvement in productivity and the benefits of technology investments.

Capital expenditures at FedEx Freight are expected to increase in 2018 primarily due to investments in vehicles, facilities and technology. Our capital expenditures include investments in the latest safety technology such as collision mitigation, lane departure detection and rollover stability systems.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $4.0 billion at May 31, 2017, compared to $3.5 billion at May 31, 2016. The following table provides a summary of our cash flows for the years ended May 31 (in millions).

	2017	2016	2015
Operating activities:
Net income	$2,997	$1,820	$1,050
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
Gain from sale of investment	(35)	—	—
Impairment and other charges	—	—	246
Other noncash charges and credits	4,194	2,927	2,317
Changes in assets and liabilities	(2,202)	(537)	(437)
Cash provided by operating activities	4,930	5,708	5,366
Investing activities:
Capital expenditures	(5,116)	(4,818)	(4,347)
Business acquisitions, net of cash acquired	—	(4,618)	(1,429)
Proceeds from asset dispositions and other	135	(10)	24
Cash used in investing activities	(4,981)	(9,446)	(5,752)
Financing activities:
Purchase of treasury stock	(509)	(2,722)	(1,254)
Principal payments on debt	(82)	(41)	(5)
Proceeds from debt issuances	1,190	6,519	2,491
Dividends paid	(426)	(277)	(227)
Other	355	132	344
Cash provided by financing activities	528	3,611	1,349
Effect of exchange rate changes on cash	(42)	(102)	(108)
Net increase (decrease) in cash and cash equivalents	$435	$(229)	$855
Cash and cash equivalents at end of period	$3,969	$3,534	$3,763

Cash Provided by Operating Activities. Cash flows from operating activities decreased $778 million in 2017 primarily due to higher pension contributions partially offset by lower income tax payments.

Cash flows from operating activities increased $342 million in 2016 primarily due to higher segment operating income at FedEx Express and lower tax payments due to bonus depreciation on aircraft purchases and other qualifying assets. During the fourth quarter of 2016, we defeased the underlying debt of certain leveraged operating leases, which was accounted for as a prepayment of the lease obligations that reduced our operating cash flows by $501 million. We made contributions of $2.0 billion in 2017 and $660 million in 2016 and 2015 to our U.S. Pension Plans. Most of these contributions were voluntary. Some of the 2017 contributions were used by our U.S. Pension Plans to fund $1.3 billion of incremental benefit payments made during the fourth quarter of 2017 to former employees who elected to receive their benefit payments early in a lump sum under a voluntary program offered to qualifying participants.

Cash Used in Investing Activities. Capital expenditures were 6% higher in 2017 largely due to the inclusion of TNT Express and increased spending at FedEx Express for aircraft and related equipment as part of our fleet modernization program, and were 11% higher in 2016 than in 2015 due to increased spending for sort facility expansion at FedEx Ground. See “Capital Resources” for a more detailed discussion of capital expenditures during 2017 and 2016.

Financing Activities. We had various senior unsecured debt issuances in 2017 and 2016. See Note 6 of the accompanying consolidated financial statements for more information on these issuances. Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our Euro fixed-rate notes is paid annually. Our floating-rate Euro senior notes bear interest at three-month EURIBOR plus a spread of 55 basis points and resets quarterly. We utilized the net proceeds of our 2017 debt issuances for a voluntary incremental contribution in January 2017 to our U.S. Pension Plans and for working capital and general corporate purposes. We utilized the net proceeds of our 2016 debt issuances for working capital and general corporate purposes, our acquisition of TNT Express, share repurchases and the redemption and the prepayment and defeasance of the underlying debt of certain leveraged operating leases. See Note 3 of the accompanying consolidated financial statements for further discussion of business acquisitions.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2017			2016
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	2,955,000	$172.13	$509	18,225,000	$149.35	$2,722

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements. As of May 31, 2017, 16 million shares remained under the current share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2017	2016	2015	2017/2016	2016/2015
Aircraft and related equipment	$1,808	$1,697	$1,866	7	(9)
Package handling and ground support equipment	1,093	1,196	752	(9)	59
Vehicles	895	723	604	24	20
Information technology	594	471	377	26	25
Facilities and other	726	731	748	(1)	(2)
Total capital expenditures	$5,116	$4,818	$4,347	6	11

FedEx Express segment	$2,525	$2,356	$2,380	7	(1)
TNT Express segment	205	—	—	NM	NM
FedEx Ground segment	1,539	1,597	1,248	(4)	28
FedEx Freight segment	431	433	337	—	28
FedEx Services segment	416	432	381	(4)	13
Other	—	—	1	NM	NM
Total capital expenditures	$5,116	$4,818	$4,347	6	11

Capital expenditures during 2017 were higher than the prior-year period primarily due to the inclusion of TNT Express and increased spending at FedEx Express for aircraft and related equipment, partially offset by the deferral of certain FedEx Ground network expansion projects to 2018. Aircraft and related equipment purchases at FedEx Express during 2017 included the delivery of 14 Boeing 767-300 Freighter (“B767F”) aircraft, as well as increased spending on existing orders for Boeing 777 Freighter (“B777F”) aircraft, offset by decreased spending related to the modification of certain aircraft before being placed into service. Capital expenditures during 2016 were higher than the prior-year period primarily due to increased spending for sort facility expansion at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during 2016 included the delivery of 11 B767F aircraft and two B777F aircraft, as well as the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $4.0 billion at May 31, 2017, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at May 31, 2017 includes $1.2 billion of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.9 billion in 2018. We anticipate that our cash flow from operations will be sufficient to fund our increased capital expenditures in 2018, which will include spending for aircraft modernization at FedEx Express, spending on certain FedEx Ground network expansion projects that were deferred from 2017 to 2018 and spending for TNT Express integration-related investments. We expect approximately 40% of capital expenditures in 2018 to be designated for growth initiatives. Our expected capital expenditures for 2018 include $2.2 billion in investments for delivery of aircraft and progress payments toward future aircraft deliveries at FedEx Express. Our capital expenditure forecast for 2018, however, could change as we continue to evaluate the impact of the recent TNT Express cyber-attack described above.

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

In July 2015, FedEx Express entered into a supplemental agreement to purchase 50 additional B767F aircraft from Boeing. Four of the 50 additional B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). The 50 additional B767F aircraft are expected to be delivered from fiscal 2018 through fiscal 2023 and will enable FedEx Express to continue to improve the efficiency and reliability of its aircraft fleet. In September 2014, FedEx Express entered into an agreement to purchase four additional B767F aircraft, the delivery of which began in 2017 and will continue through 2019.

During 2017, FedEx Express entered into agreements to accelerate the delivery of two B767F to 2017 from 2018 and two B777F aircraft to 2018 from 2023.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension MTM adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at May 31, 2017. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants of our revolving credit agreement, our access to financing could become limited. We do not expect to be at risk of noncompliance with the financial covenant or any other covenants of our revolving credit agreement. As of May 31, 2017, no commercial paper was outstanding. However, we had a total of $317 million in letters of credit outstanding at May 31, 2017, with $183 million of the letter of credit sublimit unused under our revolving credit facility.

For 2018, we anticipate making contributions totaling $1.0 billion (approximately $700 million of which are expected to be required) to our U.S. Pension Plans. As noted in our discussion of critical accounting estimates below, we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required pension contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 12, 2017, our Board of Directors declared a quarterly dividend of $0.50 per share of common stock, an increase of $0.10 per common share from the prior quarter’s dividend. The dividend was paid on July 6, 2017 to stockholders of record as of the close of business on June 22, 2017. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us a senior unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2017. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2017. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2018	2019	2020	2021	2022	Thereafter	Total
Operating activities:
Operating leases	$2,445	$2,230	$1,931	$1,709	$1,540	$8,019	$17,874
Non-capital purchase obligations and other	703	507	399	308	197	492	2,606
Interest on long-term debt	548	544	482	470	470	8,710	11,224
Contributions to our U.S. Pension Plans	700	—	—	—	—	—	700
Investing activities:
Aircraft and aircraft-related capital commitments	1,777	1,729	1,933	1,341	1,276	2,895	10,951
Other capital purchase obligations	42	1	1	1	1	7	53
Financing activities:
Debt	5	1,312	961	—	—	12,778	15,056
Total	$6,220	$6,323	$5,707	$3,829	$3,484	$32,901	$58,464

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $17.9 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at May 31, 2017. Under the new lease accounting rules, the majority of these leases will be required to be recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($5 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($62 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

We had $729 million in deposits and progress payments as of May 31, 2017 on aircraft purchases and other planned aircraft-related transactions.

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

RETIREMENT PLANS

OVERVIEW. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans and are described in Note 13 of the accompanying consolidated financial statements. The rules for pension accounting are complex and can produce tremendous volatility in our earnings, financial condition and liquidity.

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

The “Salaries and employee benefits” caption of our consolidated income statements includes expense associated with service, prior service and interest costs, the expected return on assets (“EROA”) and settlements and curtailments. Our fourth quarter MTM adjustment is included in the “Retirement plans mark-to-market adjustment” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2017	2016	2015
Defined benefit pension plans:
Segment level	$229	$209	$222
Eliminations, corporate and other	5	5	(263)
Total defined benefit pension plans	$234	$214	$(41)
Defined contribution plans	480	416	385
Postretirement healthcare plans	76	82	81
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
	$766	$2,210	$2,615

The components of the pre-tax MTM adjustments are as follows (in millions):

	2017	2016	2015
Actual versus expected return on assets	$(740)	$1,285	$(35)
Discount rate changes	266	1,129	791
Demographic assumption experience	450	(916)	1,434
Total mark-to-market (gain) loss	$(24)	$1,498	$2,190

2017

The actual rate of return on our U.S. Pension Plans assets of 9.6% was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets and favorable credit market conditions. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic assumption experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

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

DISCOUNT RATE. This is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation or “PBO”) to their net present value and to determine the succeeding year’s ongoing pension expense (prior to any year-end MTM adjustment). The discount rate is determined each year at the plan measurement date. The discount rate for our U.S. Pension Plans at each measurement date was as follows:

Measurement Date	Discount Rate
5/31/2017	4.08%
5/31/2016	4.13
5/31/2015	4.42
5/31/2014	4.60

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

The measurement of our PBO and the related impact on our annual MTM adjustment is highly sensitive to the discount rate assumption. For our largest pension plan, a 50-basis-point increase in the discount rate would have decreased our 2017 PBO by approximately $1.7 billion and a 50-basis-point decrease in the discount rate would have increased our 2017 PBO by approximately $1.9 billion. However, our annual segment-level pension expense is less sensitive to changes in the discount rate. For example, a one-basis-point increase in the discount rate for our largest pension plan would have a $34 million effect on the fourth quarter MTM adjustment but only a net $200,000 impact on segment-level pension expense.

PLAN ASSETS. The expected average rate of return on plan assets is a long-term, forward-looking assumption that effects our segment level pension expense. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we follow a liability-driven investment strategy to better align plan assets with liabilities.

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

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2017 and 2016 and 7.75% in 2015. We lowered our EROA assumption in 2016 as we continued to implement our asset and liability management strategy. In lowering this assumption, we considered our historical returns, our current capital markets outlook and our investment strategy for our plan assets, including the impact of the duration of our liabilities. Our actual returns in 2017 and 2015 exceeded our long-term assumption. Our actual return in 2016, however, was less than the expected return.

At the segment level, we set our EROA at 6.50% for all periods presented when we adopted MTM accounting in 2015. We record service cost, interest cost and EROA at the segment level, but our annual MTM adjustment and any difference between our consolidated EROA and our segment EROA are reflected only at the corporate level. This allows our segment operating results to follow internal management reporting, which is used for making operating decisions and assessing segment performance.

For our U.S. Pension Plans, a one basis-point change in our EROA would impact our 2018 segment pension expense by $2.5 million. The actual historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.8%, net of investment manager fees, for the 15-year period ended May 31, 2017.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 (in millions):

	2017	2016
Funded Status of Plans:
Projected benefit obligation (PBO)	$29,913	$29,602
Fair value of plan assets	26,312	24,271
Funded status of the plans	$(3,601)	$(5,331)
Cash Amounts:
Cash contributions during the year	$2,115	$726
Benefit payments during the year	$2,310	$912

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans remain adequately funded to provide benefits to our employees as they come due. Benefit payments for our U.S. Pension Plans for 2017 were approximately $2.3 billion, or 9.0% of plan assets. Benefit payments were higher in 2017 because our U.S. Pension Plans were amended to permit former employees with a vested traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. Approximately 18,300 former employees elected to receive this lump-sum distribution, and a total of approximately $1.3 billion was paid in May 2017.

Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. Amounts contributed in excess of the minimum required can result in a credit balance for funding purposes that can be used to reduce minimum contribution requirements in future years. Our credit balance exceeded $3.1 billion at May 31, 2017. For 2018, we anticipate making contributions to our U.S. Pension Plans totaling $1.0 billion (approximately $700 million of which are expected to be required). The funding rules used to establish minimum required pension contributions in the U.S. require any credit balance to be deducted from plan assets to calculate the funded status of the plan. Plan sponsors may irrevocably waive some or all of their credit balance to reduce the required funding. We have chosen to preserve our credit balance since the required level of contributions are within our planning parameters for contributions.

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $2.3 billion at May 31, 2017 and $2.2 billion at May 31, 2016. Approximately 41% of these accruals were classified as current liabilities.

Our self-insurance accruals are primarily based on the actuarially estimated cost of claims incurred as of the balance sheet date. These estimates include consideration of factors such as severity of claims, frequency and volume of claims, healthcare inflation, seasonality and plan designs. Cost trends on material accruals are updated each quarter. We self-insure up to certain limits that vary by type of risk. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. Where estimable, losses covered by insurance are recognized on a gross basis with a corresponding insurance receivable.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 54% of our total assets invested in our transportation and information systems infrastructures.

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

IMPAIRMENT. As of May 31, 2017, the FedEx Express global air and ground network includes a fleet of 657 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. There were no aircraft purchases that have not been placed in service at May 31, 2017. All aircraft passenger-to-freighter modification programs are complete as of May 31, 2017.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2017, we had seven aircraft temporarily idled. These aircraft have been idled for an average of 12 months and are expected to return to revenue service.

In the fourth quarter of 2015, we retired from service seven Boeing MD11 aircraft and 12 related engines, four Airbus A310-300 aircraft and three related engines, three Airbus A300-600 aircraft and three related engines and one Boeing MD10-10 aircraft and three related engines, and related parts. We also adjusted the retirement schedule of an additional 23 aircraft and 57 engines. As a consequence, impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share), of which $246 million was non-cash, were recorded in the fourth quarter. The decision to permanently retire these aircraft and engines aligns with FedEx Express’s plans to rationalize capacity and modernize its aircraft fleet to more effectively serve its customers.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and Note 7 of the accompanying consolidated financial statements, at May 31, 2017 we had approximately $17.9 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2017 was approximately six years. The future commitments for operating leases are not yet reflected as a liability in our balance sheet until the new rules on lease accounting issued in 2016 become effective in our fiscal 2020 as described below.

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

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

GOODWILL. As of May 31, 2017, we had $7.2 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. During 2017, we recorded $407 million in additional goodwill associated with the completion of the purchase price allocation related to the TNT Express acquisition. During 2016, we recorded $3.0 billion in goodwill associated with our TNT Express acquisition. During 2015, we recorded $1.1 billion in goodwill associated with our FedEx Supply Chain and FedEx Cross Border acquisitions. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

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

Our reporting units with significant recorded goodwill include FedEx Express, TNT Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and FedEx Supply Chain (reported in the FedEx Ground segment). We evaluated these reporting units during the fourth quarters of 2017 and 2016. The estimated fair value of each of these reporting units exceeded their carrying values in 2017 and 2016; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates. In our first quarter of 2018, we will have one FedEx Express reportable segment (currently reported as the FedEx Express group). As a result of this change, the goodwill attributable to the TNT Express segment will be included in the FedEx Express segment.

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

We are directly affected by the state of the economy. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade and the typically more volatile economies of emerging markets. For instance, the United Kingdom’s (“UK”) vote to leave the European Union (“EU”) and anti-trade and protectionist measures adopted by the U.S. or other countries in which we do business could result in economic uncertainty and instability, resulting in fewer goods being transported globally.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. We are subject to risks imposed by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data.

We also use technology and systems from third-party service providers, including cloud service providers, for a variety of reasons and such providers may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, our third-party service providers are subject to risks imposed by data breaches and cyber-attacks. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to our service providers and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyber-attack could defeat one or more of our third-party service providers’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations.

Any disruption to our complex, global technology infrastructure, including those impacting our computer systems and websites, could result in the loss of confidential business or customer information, adversely impact our operations, customer service, volumes and revenues, or could lead to litigation or investigations, resulting in significant costs. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. Recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S. and abroad, and failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition.

We have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. For instance, in May 2017 FedEx was one of many companies attacked by the rapidly spreading ransomware described as WannaCry that exploited vulnerability in Microsoft Windows and infected computers using that program, encrypting files and holding them for ransom. The WannaCry attack did not cause a material disruption to our systems or result in any material costs to FedEx. In addition, in June 2017 TNT Express worldwide operations were significantly affected due to the infiltration of an information technology virus known as Petya, as further described in the following risk factor.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a material breach or disruption in the future.

TNT Express experienced a significant cyber-attack in the first quarter of fiscal 2018 and we are not yet able to determine the full extent of its impact, including the impact on our results of operations and financial condition, and it is likely that the financial impact will be material.

On June 28, 2017, we announced that the worldwide operations of TNT Express were significantly affected by the cyber-attack known as Petya, which involved the spread of an information technology virus that infiltrated TNT Express systems and encrypted its data. While TNT Express operations have been restored and most TNT services are currently available, as of the date of this filing, we cannot estimate when TNT Express services will be fully restored. In addition, we cannot estimate how long it will take to restore the systems that were impacted and it is reasonably possible that TNT Express will be unable to fully restore all of the affected systems and recover all of the critical business data that was encrypted.

Given the recent timing and magnitude of the attack, in addition to our initial focus on restoring TNT Express operations and customer service functions, we are still evaluating the financial impact of the attack, but it is likely that it will be material. The following consequences or potential consequences of the cyber-attack could have a material adverse impact on our results of operations and financial condition:

•	loss of revenue resulting from the operational disruption immediately following the cyber-attack;
•	loss of revenue or increased bad debt expense due to the inability to invoice properly;
•	loss of revenue due to permanent customer loss;
•	remediation costs to restore systems;
•	increased operational costs due to contingency plans that remain in place;
•	investments in enhanced systems in order to prevent future attacks;
•	cost of incentives offered to customers to restore confidence and maintain business relationships;
•	reputational damage resulting in the failure to retain or attract customers;
•	costs associated with potential litigation or governmental investigations;
•	costs associated with any data breach or data loss to third parties that is discovered;
•	costs associated with the potential loss of critical business data;
•	longer and more costly integration (due to increased expenses and capital spending requirements) of TNT Express and FedEx Express; and
•	other consequences of which we are not currently aware but will discover through the remediation process.

In addition to financial consequences, the cyber-attack may materially impact our disclosure controls and procedures and internal control over financial reporting in future periods.

The failure to integrate successfully the businesses and operations of FedEx Express and TNT Express in the expected time frame may adversely affect our future results. Prior to FedEx’s acquisition of TNT Express in May 2016, FedEx Express and TNT Express operated as independent companies. There can be no assurances that these businesses can be integrated successfully. It is possible that the integration process could result in higher than expected integration costs, the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or the loss of key historical FedEx Express or TNT Express employees. It is also possible that the overall integration process will take longer than currently anticipated.

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

•	integrating and restructuring the corporate entities and achieving desired tax benefits;
•	integrating and consolidating the companies’ administrative and information technology infrastructure and computer systems;
•	integrating workforces while continuing to provide consistent, high-quality service to customers;
•	integrating and unifying the offerings and services available to historical FedEx Express and TNT Express customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, integrity and compliance programs, internal controls and other policies, procedures and processes;
•	integrating the companies’ financial reporting and internal control systems;
•	maintaining existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;

•	addressing employee social issues so as to maintain efficient and effective labor and employee relations;
•	coordinating rebranding and marketing efforts;
•	managing the movement of certain positions to different locations;
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

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to asset dispositions or write-downs, as well as negatively impact operating margins, and undercapacity could negatively impact service levels.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources than we do, or they are controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startups that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing in-house delivery capabilities, which could in turn reduce our revenues and market share. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services or more effectively bundle their services, it could impede our ability to maintain or grow our market share. Moreover, if our current customers, such as Amazon.com, become competitors and bundle transportation with other services, it will reduce our revenue and could negatively impact our financial condition and results of operations.

Government regulation is evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. regulations, laws, and policies. There can be no assurance that such regulations, laws and policies will not be changed in ways that will decrease the demand for our services, subject us to escalating costs or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls or tariffs on imports and exports in the U.S. or other countries, complex economic sanctions, additional security requirements, additional requirements on employees and benefits, and tax reform may have an effect on our operations, liquidity, capital requirements, effective tax rate and performance. For example, anti-trade or protectionist measures passed in the U.S. or other countries in which we do business could depress global trade, decrease the demand for our services and negatively impact our financial results.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in addition to TNT Express, we have acquired businesses in Europe, Latin America, Africa and the U.S. over the past several years. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets.

We may not be able to achieve our profit improvement goal by the end of 2020. In March 2017, we announced that the FedEx Express group is targeting operating income improvement of $1.2 billion to $1.5 billion in 2020 from 2017. Our ability to achieve this objective is dependent on a number of factors, including the TNT integration progressing as planned, the health of the global economy and future customer demand. In light of these factors, we may not be able to achieve our goal.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots of FedEx Express and drivers at three FedEx Freight facilities, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain (formerly GENCO) in January 2015, which already had a small number of employees that are members of unions).

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

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors and direct employers of drivers providing these services is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in lawsuits and state tax and other administrative proceedings that claim the company’s owner-operators under a contractor model no longer in use should have been treated as our employees rather than independent contractors, or that drivers employed by independent contractors should be treated as our employees. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors.

We believe that FedEx Ground’s owner-operators are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of these independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. Changes to state laws governing the definition of independent contractors, or employees of independent contractors, could also impact the status of FedEx Ground’s owner-operators.

The UK vote to leave the EU could adversely impact our business, results of operations and financial condition. There is substantial uncertainty surrounding the UK’s June 2016 vote to leave the EU (“Brexit”). Any impact of the Brexit vote depends on the terms of the UK’s withdrawal from the EU, which was formally initiated in March 2017 and could take several years to accomplish. The UK’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for our services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, security and employees, among others, in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

Disruptions or modifications in service by the USPS or changes in its business or financial soundness could have an adverse effect on our operations and financial results. The USPS is a significant customer and vendor of FedEx. In particular, the USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express and Priority Mail and transportation and delivery for the USPS’s international delivery service. Disruptions or modifications in service by the USPS as a result of financial difficulties or changes in its business, including any structural changes to its operations, network, service offerings or pricing, could adversely affect our operations, negatively impacting our revenue, results of operations and financial condition.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration (“TSA”) requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the International Civil Aviation Organization (“ICAO”) currently allows a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft. This allowance will be removed by calendar year 2021 and may require us to undergo additional screening and oversight by the TSA and similar government agencies internationally. Security requirements such as these are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

The regulatory environment for global aviation or other transportation rights may impact our operations. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks.

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and diesel engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements.

For example, in 2009, the European Commission approved the extension of the European Union Emissions Trading Scheme (“ETS”) for GHG emissions to the airline industry. Under this decision, all FedEx Express flights that are wholly within the European Union are now covered by the ETS requirements, and each year we are required to submit emission allowances in an amount equal to the carbon dioxide emissions from such flights. Also, in October 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. CORSIA is scheduled to take effect by 2021. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase FedEx operating costs.

Additionally, in July 2016, the U.S. Environmental Protection Agency (“EPA”) issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for aircraft emissions. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. However, the U.S. recently withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and that withdrawal’s effect on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation is uncertain.

Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could impose material costs on us, if instituted.

Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation and reduce customer demand for our services, especially our air express services. Finally, given the broad and global scope of our operations and our susceptibility to global macroeconomic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

A localized disaster in a key geography could adversely impact our business. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as tornados, floods, earthquakes, conflicts or unrest, or terrorist attacks. The loss of a key location such as our Memphis World Hub or one of our information technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

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

•

the impact of any international conflicts on the U.S. and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	any impacts on our businesses resulting from new domestic or international government laws and regulation;
•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real, and the Mexican peso, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;
•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, joint employment, and discrimination and retaliation claims, and any other legal or governmental proceedings;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the union that was elected in 2015 to represent drivers at three FedEx Freight facilities;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including (but not limited to) those contained in the “Business” section of Part I of this Annual Report, “Income Taxes,” “TNT Express Cyber-Attack,” “Outlook” (including group and segment outlooks), “Recent Accounting Guidance,” “TNT Express Segment Results,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Risk Factors” and the “Recent Accounting Guidance,” “Retirement Plans,” “Business Segment Information” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2017.

The effectiveness of our internal control over financial reporting as of May 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FedEx Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, FedEx Corporation maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FedEx Corporation as of May 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for each of the three years in the period ended May 31, 2017 of FedEx Corporation and our report dated July 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 17, 2017

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the accompanying consolidated balance sheets of FedEx Corporation as of May 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FedEx Corporation at May 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FedEx Corporation’s internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 17, 2017

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,969	$3,534
Receivables, less allowances of $252 and $178	7,599	7,252
Spare parts, supplies and fuel, less allowances of $237 and $218	514	496
Prepaid expenses and other	546	707
Total current assets	12,628	11,989
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	18,833	17,499
Package handling and ground support equipment	8,989	7,961
Information technology	5,396	5,149
Vehicles	6,961	6,422
Facilities and other	10,447	9,987
	50,626	47,018
Less accumulated depreciation and amortization	24,645	22,734
Net property and equipment	25,981	24,284
OTHER LONG-TERM ASSETS
Goodwill	7,154	6,747
Other assets	2,789	2,939
Total other long-term assets	9,943	9,686
	$48,552	$45,959

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$22	$29
Accrued salaries and employee benefits	1,914	1,972
Accounts payable	2,752	2,944
Accrued expenses	3,230	3,063
Total current liabilities	7,918	8,008
LONG-TERM DEBT, LESS CURRENT PORTION	14,909	13,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,485	1,567
Pension, postretirement healthcare and other benefit obligations	4,487	6,227
Self-insurance accruals	1,494	1,314
Deferred lease obligations	531	400
Deferred gains, principally related to aircraft transactions	137	155
Other liabilities	518	771
Total other long-term liabilities	9,652	10,434
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2017 and 2016	32	32
Additional paid-in capital	3,005	2,892
Retained earnings	20,833	18,371
Accumulated other comprehensive loss	(415)	(169)
Treasury stock, at cost	(7,382)	(7,342)
Total common stockholders’ investment	16,073	13,784
	$48,552	$45,959

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2017	2016	2015
REVENUES	$60,319	$50,365	$47,453
OPERATING EXPENSES:
Salaries and employee benefits	21,542	18,581	17,110
Purchased transportation	13,630	9,966	8,483
Rentals and landing fees	3,240	2,854	2,682
Depreciation and amortization	2,995	2,631	2,611
Fuel	2,773	2,399	3,720
Maintenance and repairs	2,374	2,108	2,099
Impairment and other charges	—	—	276
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
Other	8,752	7,251	6,415
	55,282	47,288	45,586
OPERATING INCOME	5,037	3,077	1,867
OTHER INCOME (EXPENSE):
Interest expense	(512)	(336)	(235)
Interest income	33	21	14
Other, net	21	(22)	(19)
	(458)	(337)	(240)
INCOME BEFORE INCOME TAXES	4,579	2,740	1,627
PROVISION FOR INCOME TAXES	1,582	920	577
NET INCOME	$2,997	$1,820	$1,050
BASIC EARNINGS PER COMMON SHARE	$11.24	$6.59	$3.70
DILUTED EARNINGS PER COMMON SHARE	$11.07	$6.51	$3.65

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2017	2016	2015
NET INCOME	$2,997	$1,820	$1,050
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax expense of $52 in 2017, tax benefit of $22 in 2016 and tax benefit of $45 in 2015	(171)	(261)	(334)
Amortization of prior service credit and other, net of tax benefit of $43 in 2017, tax benefit of $45 in 2016 and tax expense of $1 in 2015	(75)	(80)	—
	(246)	(341)	(334)
COMPREHENSIVE INCOME	$2,751	$1,479	$716

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$2,997	$1,820	$1,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,995	2,631	2,611
Provision for uncollectible accounts	136	121	145
Deferred income taxes and other noncash items	909	31	(572)
Stock-based compensation	154	144	133
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
Gain from sale of investment	(35)	—	—
Impairment and other charges	—	—	246
Changes in assets and liabilities:
Receivables	(556)	(199)	(392)
Other current assets	78	(234)	25
Pension and postretirement healthcare assets and liabilities, net	(1,688)	(346)	(692)
Accounts payable and other liabilities	103	467	659
Other, net	(139)	(225)	(37)
Cash provided by operating activities	4,930	5,708	5,366
INVESTING ACTIVITIES
Capital expenditures	(5,116)	(4,818)	(4,347)
Business acquisitions, net of cash acquired	—	(4,618)	(1,429)
Proceeds from asset dispositions and other	135	(10)	24
Cash used in investing activities	(4,981)	(9,446)	(5,752)
FINANCING ACTIVITIES
Principal payments on debt	(82)	(41)	(5)
Proceeds from debt issuances	1,190	6,519	2,491
Proceeds from stock issuances	337	183	320
Dividends paid	(426)	(277)	(227)
Purchase of treasury stock	(509)	(2,722)	(1,254)
Other, net	18	(51)	24
Cash provided by financing activities	528	3,611	1,349
Effect of exchange rate changes on cash	(42)	(102)	(108)
Net increase (decrease) in cash and cash equivalents	435	(229)	855
Cash and cash equivalents at beginning of period	3,534	3,763	2,908
Cash and cash equivalents at end of period	$3,969	$3,534	$3,763

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at May 31, 2014	$32	$2,643	$16,229	$506	$(4,133)	$15,277
Net income	—	—	1,050	—	—	1,050
Other comprehensive loss, net of tax of $44	—	—	—	(334)	—	(334)
Purchase of treasury stock (8.1 million shares)	—	—	—	—	(1,254)	(1,254)
Cash dividends declared ($0.80 per share)	—	—	(227)	—	—	(227)
Employee incentive plans and other (3.7 million shares issued)	—	143	(152)	—	490	481
Balance at May 31, 2015	32	2,786	16,900	172	(4,897)	14,993
Net income	—	—	1,820	—	—	1,820
Other comprehensive loss, net of tax of $67	—	—	—	(341)	—	(341)
Purchase of treasury stock (18.2 million shares)	—	—	—	—	(2,722)	(2,722)
Cash dividends declared ($1.00 per share)	—	—	(277)	—	—	(277)
Employee incentive plans and other (2.0 million shares issued)	—	106	(72)	—	277	311
Balance at May 31, 2016	32	2,892	18,371	(169)	(7,342)	13,784
Net income	—	—	2,997	—	—	2,997
Other comprehensive loss, net of tax of $9	—	—	—	(246)	—	(246)
Purchase of treasury stock (3.0 million shares)	—	—	—	—	(509)	(509)
Cash dividends declared ($1.60 per share)	—	—	(426)	—	—	(426)
Employee incentive plans and other (3.5 million shares issued)	—	113	(109)	—	469	473
Balance at May 31, 2017	$32	$3,005	$20,833	$(415)	$(7,382)	$16,073

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2017 or ended May 31 of the year referenced.

RECLASSIFICATIONS. Reclassifications have been made to the May 31, 2016 consolidated balance sheet to conform to the current year’s presentation of debt issuance costs. See Note 2 below for additional information regarding recent accounting guidance.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $458 million in 2017, $417 million in 2016 and $403 million in 2015.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts currently identified as excess or obsolete as well as expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. The majority of our supplies and fuel are reported at weighted-average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements result in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third-party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software. Gains and losses on sales of property used in operations are classified within operating expenses and historically have been nominal.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2017	2016
Wide-body aircraft and related equipment	15 to 30 years	$9,103	$8,356
Narrow-body and feeder aircraft and related equipment	5 to 18 years	3,099	3,180
Package handling and ground support equipment	3 to 30 years	3,862	3,249
Information technology	2 to 10 years	1,114	1,051
Vehicles	3 to 15 years	3,400	3,084
Facilities and other	2 to 40 years	5,403	5,364

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment. In May 2015, we adjusted the depreciable lives of 23 aircraft and 57 engines.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $2.9 billion in 2017 and $2.6 billion in 2016 and 2015. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $41 million in 2017, $42 million in 2016 and $37 million in 2015.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2017, we had seven aircraft temporarily idled. These aircraft have been idled for an average of 12 months and are expected to return to revenue service.

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

DERIVATIVE FINANCIAL INSTRUMENTS. Our TNT Express segment maintains a risk management strategy that includes the use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with our risk management policies, we do not hold or issue derivative instruments for trading or speculative purposes. We account for derivative instruments under the provisions of the accounting guidance related to derivatives and hedging, which requires all derivative instruments to be recognized in the financial statements and measured at fair value, regardless of the purpose or intent for holding them.

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

If a derivative is designated as a cash flow or net investment hedge, changes in its fair value are considered to be effective and are recorded in accumulated other comprehensive income until the hedged item is recorded in income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recorded in the income statement. We do not have derivatives designated as a cash flow or net investment hedge as of May 31, 2017 and 2016. Accordingly, additional disclosures have been excluded from this report.

For derivative instruments designated as hedges, we assess, both at hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When a hedging instrument expires or is sold, or when the hedge no longer meets the criteria for hedge accounting, any cumulative gains or losses existing in equity at that time, remain in equity until the forecasted transaction is ultimately recognized in the income statement. When a forecasted transaction is no longer expected to occur, the cumulative gains or losses that were reported in equity are immediately transferred to the income statement. The financial statement impact of derivative transactions was immaterial for the years ended May 31, 2017 and 2016. Accordingly, additional disclosures have been excluded from this report.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who represent a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. This collective bargaining agreement is scheduled to become amendable in November 2021. In addition to our pilots at FedEx Express, FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We recognize compensation expense for stock-based awards under the provisions of the accounting guidance related to share-based payments. This guidance requires recognition of compensation expense for stock-based awards using a fair value method. We issue new shares or treasury shares from stock repurchases to cover employee stock option exercises and restricted stock grants.

TREASURY SHARES. In January 2016, our Board of Directors authorized a share repurchase program of up to 25 million shares.  During 2017, we repurchased 3.0 million shares of FedEx common stock at an average price of $172.13 per share for a total of $509 million. As of May 31, 2017, 16 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2016, we repurchased 18.2 million shares of FedEx common stock at an average price of $149.35 per share for a total of $2.7 billion. In 2015, we repurchased 8.1 million shares of FedEx common stock at an average price of $154.03 per share for a total of $1.3 billion.

DIVIDENDS DECLARED PER COMMON SHARE. On June 12, 2017, our Board of Directors declared a quarterly dividend of $0.50 per share of common stock. The dividend was paid on July 6, 2017 to stockholders of record as of the close of business on June 22, 2017. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

During the second quarter of 2017, we adopted the Accounting Standards Update issued by the FASB in March 2016 to simplify the accounting for share-based payment transactions. The new guidance requires companies to recognize the income tax effects of awards that vest or are settled as income tax expense or benefit in the income statement as opposed to additional paid-in capital. The guidance also provides clarification of the presentation of certain components of share-based awards in the statement of cash flows. Additionally, the guidance allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period and to apply the cash flow classification guidance prospectively. Excess tax benefits are now classified as an operating activity rather than a financing activity. The adoption of the new standard resulted in a benefit to net income of $55 million ($0.17 per diluted share) for the year ended May 31, 2017. The first quarter of 2017 was not recast due to immateriality.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning in fiscal 2019. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We are continuing to assess the impact of this new standard on our consolidated financial statements and related disclosures, including ongoing contract reviews. We do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced 2017 operating income by $471 million but would not have impacted our net income. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

NOTE 3: BUSINESS COMBINATIONS

On May 25, 2016, we acquired TNT Express for €4.4 billion (approximately $4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). All shares associated with the transaction were tendered or transferred as of the third quarter of 2017. We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business for 2017 are included in the FedEx Express group and the TNT Express segment. Financial results for 2016 were immaterial from the time of acquisition and are included in “Eliminations, corporate and other.”

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and FedEx Express’s strength in other regions globally.

Our purchase price allocation for TNT Express was finalized in the fourth quarter of 2017. As a result of this acquisition, we recognized $3.5 billion of goodwill, which is primarily attributable to the expected benefits from synergies of the combination with existing businesses and growth opportunities and the TNT Express workforce. The majority of the purchase price allocated to goodwill is not deductible for income tax purposes. The following table summarizes the final amounts of the fair values recognized for the assets acquired and liabilities assumed for this acquisition, as well as adjustments made during the measurement period (in millions):

	Preliminary	Measurement Period	Final
	(May 31, 2016)	Adjustments	(May 31, 2017)
Current assets(1)	$1,905	$(53)	$1,852
Property and equipment	1,104	(124)	980
Goodwill	2,964	488	3,452
Identifiable intangible assets	920	(390)	530
Other non-current assets	289	183	472
Current liabilities(2)	(1,644)	(44)	(1,688)
Long-term liabilities	(644)	(60)	(704)
Total purchase price	$4,894	$—	$4,894

(1)	Primarily accounts receivable and cash.
(2)	Primarily accounts payable and accrued expenses.

Adjustments to the preliminary purchase price allocation as of May 31, 2016 resulted in a net increase to goodwill of $488 million. These updates were primarily recorded during the second quarter of 2017 and reflect the valuation work completed by third-party experts and the receipt of additional information during the measurement period about facts and circumstances that existed at the acquisition date.

The purchase price was allocated to the identifiable intangible assets acquired as follows (in millions):

Intangible assets with finite lives
Customer relationships (12-year life)	$430
Technology (3-year life)	20
Trademarks (4-year life)	80
Total intangible assets	$530

See Note 4 for further discussion of our intangible assets.

The following unaudited pro forma consolidated financial information presents the combined operations of FedEx and TNT Express as if the acquisition had occurred at the beginning of 2015 (dollars in millions, except per share amounts):

	(Unaudited)
	2016	2015
Consolidated revenues	$57,899	$55,862
Consolidated net income	1,600	638
Diluted earnings per share	$5.73	$2.22

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

The unaudited pro forma consolidated financial information reflects our historical financial information and the historical results of TNT Express, after conversion of TNT Express’s accounting methods from International Financial Reporting Standards to U.S. generally accepted accounting principles, adjusted to reflect the acquisition had it been completed as of the beginning of 2015. The most significant pro forma adjustments to the historical results of operations relate to the application of purchase accounting and the financing for the acquisition. The unaudited pro forma financial information includes various assumptions, including those related to the finalization of the purchase price allocation. The tax impact of these adjustments was calculated based on TNT Express’s statutory rate.

Included in the unaudited pro forma net income (net of tax) are nonrecurring acquisition-related costs incurred by TNT Express associated with the sale of TNT Express’s airline operations, a condition precedent to the acquisition, and transaction and integration- planning expenses of $115 million in 2016. In addition, the TNT Express results include expenses for restructuring, impairments, litigation matters and pension adjustments of approximately $40 million in 2016 and $320 million in 2015.

During 2015, we acquired two businesses that expanded our portfolio in e-commerce and supply chain solutions. On January 30, 2015, we acquired GENCO Distribution System, Inc., now FedEx Supply Chain, a leading North American third-party logistics provider, for $1.4 billion, which was funded using a portion of the proceeds from our January 2015 debt issuance. The financial results of this business are included in the FedEx Ground segment from the date of acquisition.

In addition, on December 16, 2014, we acquired Bongo International, LLC, now FedEx CrossBorder, LLC (“FedEx Cross Border”), a leader in cross-border enablement technologies and solutions, for $42 million in cash from operations. The financial results of this business are included in the FedEx Express segment from the date of acquisition.

The financial results of the FedEx Supply Chain and FedEx Cross Border businesses were not material, individually or in the aggregate, to our results of operations and therefore, pro forma financial information has not been presented.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	TNT Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Total
Goodwill at May 31, 2015	$1,677	$—	$1,145	$773	$1,525	$5,120
Accumulated impairment charges	—	—	—	(133)	(1,177)	(1,310)
Balance as of May 31, 2015	1,677	—	1,145	640	348	3,810
Goodwill acquired(1)	—	2,964	—	—	—	2,964
Purchase adjustments and other(2)	(88)	—	66	(5)	—	(27)
Balance as of May 31, 2016	1,589	2,964	1,211	635	348	6,747
Purchase adjustments and other(2)	2,191	(1,784)	—	—	—	407
Balance as of May 31, 2017	$3,780	$1,180	$1,211	$635	$348	$7,154
Accumulated goodwill impairment charges as of May 31, 2017	$—	$—	$—	$(133)	$(1,177)	$(1,310)

(1)	Goodwill acquired relates to the acquisition of TNT Express in 2016. See Note 3 for related disclosures.
(2)

Primarily purchase-related adjustments, currency translation adjustments, and acquired goodwill related to immaterial acquisitions. FY17 includes goodwill attributed to FedEx Express as part of the acquisition of TNT Express.

Our reporting units with significant recorded goodwill include FedEx Express, TNT Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and FedEx Supply Chain (reported in the FedEx Ground segment). We evaluated reporting units for impairment during the fourth quarter of 2017 and 2016. The estimated fair value of each of these reporting units exceeded their carrying values in 2017 and 2016, and we do not believe that any of these reporting units were impaired as of the balance sheet dates.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2017 and 2016 is as follows (in millions):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$656	$(203)	$453	$912	$(156)	$756
Technology	54	(26)	28	123	(16)	107
Trademarks and other	136	(88)	48	202	(57)	145
Total	$846	$(317)	$529	$1,237	$(229)	$1,008

Amortization expense for intangible assets was $91 million in 2017, $14 million in 2016 and $21 million in 2015.

Expected amortization expense for the next five years is as follows (in millions):

2018	$81
2019	71
2020	55
2021	44
2022	41

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2017	2016
Accrued Salaries and Employee Benefits
Salaries	$431	$478
Employee benefits, including variable compensation	781	804
Compensated absences	702	690
	$1,914	$1,972
Accrued Expenses
Self-insurance accruals	$976	$837
Taxes other than income taxes	283	311
Other	1,971	1,915
	$3,230	$3,063

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2017, are as follows (in millions):

			May 31,
			2017	2016
	Interest Rate%	Maturity
Senior unsecured debt:	8.00	2019	$749	$748
	2.30	2020	398	397
	2.625-2.70	2023	745	745
	4.00	2024	745	744
	3.20	2025	695	694
	3.25	2026	743	743
	3.30	2027	445	—
	4.90	2034	495	495
	3.90	2035	493	493
	3.875-4.10	2043	983	982
	5.10	2044	742	741
	4.10	2045	640	640
	4.55-4.75	2046	2,458	2,458
	4.40	2047	734	—
	4.50	2065	246	245
	7.60	2098	237	237
Euro senior unsecured debt:	floating rate	2019	558	557
	0.50	2020	557	556
	1.00	2023	833	832
	1.625	2027	1,382	1,380
Total senior unsecured debt			14,878	13,687
Other debt			9	12
Capital lease obligations			44	63
			14,931	13,762
Less current portion			22	29
			$14,909	$13,733

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our Euro fixed-rate notes is paid annually. Our floating-rate Euro senior notes bear interest at three-month EURIBOR plus a spread of 55 basis points and resets quarterly. The weighted average interest rate on long-term debt was 3.6% in 2017. Long-term debt, exclusive of capital leases, had estimated fair values of $15.5 billion at May 31, 2017 and $14.3 billion at May 31, 2016. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On January 6, 2017, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement, comprised of $450 million of 3.30% fixed-rate notes due in March 2027 and $750 million of 4.40% fixed-rate notes due in January 2047. Interest on these notes is paid semiannually. We used the net proceeds for a voluntary incremental contribution in January 2017 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and for working capital and general corporate purposes.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at May 31, 2017. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2017, no commercial paper was outstanding. However, we had a total of $317 million in letters of credit outstanding at May 31, 2017, with $183 million of the letter of credit sublimit unused under our revolving credit facility.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2049. We leased 9% of our total aircraft fleet under operating leases as of May 31, 2017 and 10% as of May 31, 2016. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2017	2016	2015
Minimum rentals	$2,814	$2,394	$2,249
Contingent rentals(1)	178	214	194
	$2,992	$2,608	$2,443
(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2017 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2018	$398	$2,047	$2,445
2019	343	1,887	2,230
2020	261	1,670	1,931
2021	203	1,506	1,709
2022	185	1,355	1,540
Thereafter	175	7,844	8,019
Total	$1,565	$16,309	$17,874

Property and equipment recorded under capital leases and future minimum lease payments under capital leases are immaterial. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2017 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

We are the lessee under certain operating leases covering a portion of our leased aircraft in which the lessors are trusts established specifically to purchase, finance and lease these aircraft to us. These leasing entities are variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are at market at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. As such, we are not required to consolidate the entity as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2017, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2017	2016	2015
Foreign currency translation gain (loss):
Balance at beginning of period	$(514)	$(253)	$81
Translation adjustments	(171)	(261)	(334)
Balance at end of period	(685)	(514)	(253)
Retirement plans adjustments:
Balance at beginning of period	345	425	425
Prior service credit and other arising during period	1	(4)	72
Reclassifications from AOCI	(76)	(76)	(72)
Balance at end of period	270	345	425
Accumulated other comprehensive (loss) income at end of period	$(415)	$(169)	$172

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2017	2016	2015
Amortization of retirement plans prior service credits, before tax	$120	$121	$115	Salaries and employee benefits
Income tax benefit	(44)	(45)	(43)	Provision for income taxes
AOCI reclassifications, net of tax	$76	$76	$72	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2017	2016	2015
Stock-based compensation expense	$154	$144	$133

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

	2017	2016	2015
Weighted-average Black-Scholes value	$43.99	$52.40	$53.33
Intrinsic value of options exercised	$274	$115	$253
Black-Scholes Assumptions:
Expected lives	6.5 years	6.4 years	6.3 years
Expected volatility	25%	28%	34%
Risk-free interest rate	1.64%	1.94%	2.02%
Dividend yield	0.719%	0.519%	0.448%

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

The following table summarizes information about stock option activity for the year ended May 31, 2017:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2016	14,441,431	$111.99
Granted	2,783,968	169.73
Exercised	(3,330,197)	100.65
Forfeited	(296,503)	152.91
Outstanding at May 31, 2017	13,598,699	$125.66	6.2	$928
Exercisable	7,820,992	$100.92	4.7	$727
Expected to vest	5,473,800	$159.15	8.2	$191
Available for future grants	8,304,621
(1)	Only presented for options with market value at May 31, 2017 in excess of the exercise price of the option.

The options granted during the year ended May 31, 2017 are primarily related to our principal annual stock option grant in June 2016.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2017:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2016	389,152	$136.57
Granted	153,984	166.12
Vested	(177,877)	123.25
Forfeited	(2,955)	159.46
Unvested at May 31, 2017	362,304	$155.53

During the year ended May 31, 2016, there were 139,838 shares of restricted stock granted with a weighted-average fair value of $168.83 per share. During the year ended May 31, 2015, there were 154,115 shares of restricted stock granted with a weighted-average fair value of $148.89 per share.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2017	2,427,837	$104
2016	2,572,129	98
2015	2,611,524	83

As of May 31, 2017, there was $187 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2017 represented 8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2017	2016	2015
Basic earnings per common share:
Net earnings allocable to common shares(1)	$2,993	$1,818	$1,048
Weighted-average common shares	266	276	283
Basic earnings per common share	$11.24	$6.59	$3.70

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$2,993	$1,818	$1,048
Weighted-average common shares	266	276	283
Dilutive effect of share-based awards	4	3	4
Weighted-average diluted shares	270	279	287
Diluted earnings per common share	$11.07	$6.51	$3.65

Anti-dilutive options excluded from diluted earnings per common share	4.5	3.9	2.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2017	2016	2015
Current provision
Domestic:
Federal	$269	$513	$795
State and local	88	72	102
Foreign	285	200	214
	642	785	1,111
Deferred provision (benefit)
Domestic:
Federal	989	155	(474)
State and local	59	(18)	(47)
Foreign	(108)	(2)	(13)
	940	135	(534)
	$1,582	$920	$577

Pre-tax earnings of foreign operations for 2017, 2016 and 2015 were $919 million, $905 million and $773 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax rate (35%) to income before taxes for the years ended May 31 is as follows (in millions):

	2017	2016	2015
Taxes computed at federal statutory rate	$1,603	$959	$569
Increases (decreases) in income tax from:
State and local income taxes, net of federal benefit	99	33	36
Foreign operations	(87)	(50)	(43)
Legal entity restructuring	—	(76)	—
TNT Express integration/acquisition costs	25	40	—
Other, net	(58)	14	15
	$1,582	$920	$577
Effective Tax Rate	34.6%	33.6%	35.5%

Our 2017 tax rate was favorably impacted by $62 million as a result of the implementation of new U.S. foreign currency tax regulations and by $55 million from the adoption of the Accounting Standards Update on share-based payments.

Our 2016 tax rate was favorably impacted by $76 million from an internal corporate legal entity restructuring done in anticipation of the integration of the foreign operations of FedEx Express and TNT Express. A lower state tax rate primarily due to the resolution of a state tax matter also provided a benefit to our 2016 tax rate.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2017		2016
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$124	$4,993	$129	$4,767
Employee benefits	1,951	—	2,453	—
Self-insurance accruals	745	—	681	—
Other	692	660	528	343
Net operating loss/credit carryforwards	1,069	—	925	—
Valuation allowances	(738)	—	(738)	—
	$3,843	$5,653	$3,978	$5,110

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2017	2016
Noncurrent deferred tax assets(1)	$675	$435
Noncurrent deferred tax liabilities	(2,485)	(1,567)
	$(1,810)	$(1,132)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our consolidated balance sheets.

We have approximately $3.6 billion of net operating loss carryovers in various foreign jurisdictions and $663 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2018. The ending valuation allowance balance includes a decrease for changes in forecasted earnings for the foreign branches of FedEx Express which did not impact current year tax expense because they were offset by related U.S. deferred income tax liabilities. This valuation allowance decrease was fully offset by purchase accounting adjustments related to the acquisition of TNT Express and current year activity. We believe that a substantial portion of these deferred tax assets may not be realized. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our future projections of sustained profitability, deferred income tax liabilities, the overall business environment, our historical financial results and potential current and future tax planning strategies. If we were to identify and implement tax planning strategies to recover these deferred tax assets or generate sufficient income of the appropriate character in these jurisdictions in the future, it could lead to the reversal of these valuation allowances and a reduction of income tax expense. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet.

Permanently reinvested earnings of our foreign subsidiaries amounted to $2.1 billion at the end of 2017 and $1.6 billion at the end of 2016.  We have not recognized deferred taxes for U.S. federal income tax purposes on those earnings. Were the earnings to be distributed, in the form of dividends or otherwise, these earnings could be subject to U.S. federal income tax and non-U.S. withholding taxes. Unrecognized foreign tax credits potentially could be available to reduce a portion of any U.S. tax liability. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to uncertainties related to the timing and source of any potential distribution of such funds, along with other important factors such as the amount of associated foreign tax credits. Cash in offshore jurisdictions associated with our permanent reinvestment strategy totaled $1.2 billion at the end of 2017 and $522 million at the end of 2016.

In 2017, approximately 90% of our total enterprise-wide income was earned in U.S. companies of FedEx that are taxable in the United States. As a U.S. airline, our FedEx Express unit is required by Federal Aviation Administration and other rules to conduct its air operations, domestic and international, through a U.S. company. However, we serve more than 220 countries and territories around the world, and are required to establish legal entities in many of them. Most of our entities in those countries are operating entities, engaged in picking up and delivering packages and performing other transportation services. We are continually expanding our global network to meet our customers’ needs, which requires increasing investment outside the U.S. In 2017, we established a new legal entity structure for the integration and operation of FedEx Express and TNT Express.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. The Internal Revenue Service is currently auditing our 2014 and 2015 tax returns. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2017	2016	2015
Balance at beginning of year	$49	$36	$38
Increases for tax positions taken in the current year	—	3	1
Increases for tax positions taken in prior years	8	3	6
Increase for business acquisition	17	25	—
Decreases for tax positions taken in prior years	(1)	(5)	(2)
Settlements	(4)	(4)	(2)
Decreases from lapse of statute of limitations	(2)	(7)	—
Changes due to currency translation	—	(2)	(5)
Balance at end of year	$67	$49	$36

Our liabilities recorded for uncertain tax positions include $63 million at May 31, 2017 and $45 million at May 31, 2016 associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $11 million on May 31, 2017 and May 31, 2016. Total interest and penalties included in our consolidated statements of income are immaterial.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or AOCI of unrecognized gains or losses and prior service costs or credits. We use mark-to-market accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. The funded status is measured as the difference between the fair value of the plan’s assets and the projected benefit obligation (“PBO”) of the plan.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2017	2016	2015
Defined benefit pension plans	$234	$214	$(41)
Defined contribution plans	480	416	385
Postretirement healthcare plans	76	82	81
Retirement plans mark-to-market adjustment	(24)	1,498	2,190
	$766	$2,210	$2,615

The components of the pre-tax mark-to-market adjustments are as follows (in millions):

	2017	2016	2015
Actual versus expected return on assets	$(740)	$1,285	$(35)
Discount rate changes	266	1,129	791
Demographic assumption experience	450	(916)	1,434
Total mark-to-market (gain) loss	$(24)	$1,498	$2,190

2017

The actual rate of return on our U.S. Pension Plan assets of 9.6% was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets in addition to favorable credit market conditions. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic assumption experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

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

2015

The implementation of new U.S. mortality tables in 2015 resulted in an increased participant life expectancy assumption, which increased the overall PBO by $1.2 billion. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.57% at May 31, 2014 to 4.38% at May 31, 2015.

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

Our U.S. Pension Plans were amended to permit former employees with a vested traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. Approximately 18,300 former employees elected to receive this lump-sum distribution and a total of approximately $1.3 billion was paid by the plans in May 2017.

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

POSTRETIREMENT HEALTHCARE PLANS. Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents and a small number of international employees. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost, which has been reached under most plans so these benefits are not subject to future inflation.

PENSION PLAN ASSUMPTIONS. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages.

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount rate used to determine benefit obligation	4.08%	4.13%	4.42%	2.43%	2.46%	2.95%	4.32%	4.43%	4.60%
Discount rate used to determine net periodic benefit cost	4.13	4.42	4.60	2.46	2.95	3.57	4.43	4.62	4.70
Rate of increase in future compensation levels used to determine benefit obligation	4.47	4.46	4.62	2.42	2.82	3.19	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.46	4.62	4.56	2.82	3.19	3.31	—	—	—
Expected long-term rate of return on assets - Consolidated	6.50	6.50	7.75	—	—	—	—	—	—
Expected long-term rate of return on assets - Segment Reporting	6.50	6.50	6.50	3.18	3.68	5.13	—	—	—

Our U.S. Pension Plan assets are invested primarily in publicly tradable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we follow a liability-driven investment strategy to better align plan assets with liabilities.

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

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2017 and 2016 and 7.75% in 2015. We lowered our EROA assumption in 2016 as we continued to implement our asset and liability management strategy. For the 15-year period ended May 31, 2017, our actual returns were 7.8%.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of global public and private equity portfolios, together with fixed-income portfolios, to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate or the Citigroup 20+ STRIPS indices), and U.S. and International Large Cap Equities (which are mainly benchmarked to the S&P 500 Index and other global indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk. In all cases, our investment managers are prohibited from using derivatives for speculative purposes and are not permitted to use derivatives to leverage a portfolio.

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

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2017
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(2)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$1,076	4%	0 - 5%	$26	$1,050
Equities			30 - 50
U.S. large cap equity(1)	2,415	10		830
International equities(1)	3,521	14		2,747	157
Global equities(1)	3,276	13
U.S. SMID cap equity	987	4		987
Fixed income securities			50 - 70
Corporate	8,163	33			8,163
Government(1)	4,674	19			3,454
Mortgage-backed and other(1)	603	2			129
Alternative investments(1)	377	2	0 - 5			$129
Other	(159)	(1)		(161)	2
Total U.S. plan assets	$24,933	100%		$4,429	$12,955	$129
Asset Class (International Plans)
Cash and cash equivalents	$48	4%		$2	$46
Equities
International equities(1)	137	11			72
Global equities(1)	202	17
Fixed income securities
Corporate(1)	270	22			49
Government(1)	405	34		95	230
Mortgage-backed and other(1)	145	12
Alternative investments	17	1			17
Other	(18)	(1)		(2)	(16)
Total International plan assets	$1,206	100%		$95	$398

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

(2)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.

	Plan Assets at Measurement Date
	2016
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(2)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$568	2%	0 - 5%	$76	$492
Equities			35 - 55
U.S. large cap equity(1)	3,257	14		750
International equities(1)	3,381	15		2,685	121
Global equities(1)	2,794	12
U.S. SMID cap equity	913	4		913
Fixed income securities			45 - 65
Corporate	6,608	29			6,608
Government	5,148	22			5,148
Mortgage-backed and other(1)	347	2			146
Alternative investments(1)	322	1	0 - 5			$48
Other	(321)	(1)		(305)	(16)
Total U.S. plan assets	$23,017	100%		$4,119	$12,499	$48
Asset Class (International Plans)
Cash and cash equivalents	$211	19%		$157	$54
Equities
International equities(1)	124	11			63
Global equities(1)	148	14
Fixed income securities
Corporate(1)	122	11			44
Government(1)	324	30		60	213
Mortgage-backed and other(1)	134	12
Alternative investments(1)	39	4			18
Other	(10)	(1)		(14)	4
Total International plan assets	$1,092	100%		$203	$396

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

(2)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2017	2016
Balance at beginning of year	$48	$—
Actual return on plan assets:
Assets held during current year	5	2
Assets sold during the year	1	—
Purchases, sales and settlements	75	46
Balance at end of year	$129	$48

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2017 and a statement of the funded status as of May 31, 2017 and 2016 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2017	2016	2017	2016	2017	2016
Accumulated Benefit Obligation (“ABO”)	$27,244	$27,236	$1,842	$1,609
Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$27,804	$26,636	$1,798	$876	$905	$929
Service cost	638	622	83	40	36	40
Interest cost	1,128	1,155	43	25	39	42
Actuarial loss	571	284	161	(7)	(14)	(64)
Benefits paid	(2,271)	(893)	(38)	(19)	(72)	(78)
Business acquisition	—	—	—	907	—	—
Purchase accounting adjustment	—	—	26	—	—	—
Other	—	—	(30)	(24)	33	36
PBO/APBO at the end of year	$27,870	$27,804	$2,043	$1,798	$927	$905
Change in Plan Assets
Fair value of plan assets at the beginning of year	$23,017	$23,006	$1,254	$499	$—	$—
Actual return on plan assets	2,167	211	112	12	—	—
Company contributions	2,020	693	95	33	36	42
Benefits paid	(2,271)	(893)	(38)	(19)	(72)	(78)
Business acquisition	—	—	—	761	—	—
Other	—	—	(44)	(32)	36	36
Fair value of plan assets at the end of year	$24,933	$23,017	$1,379	$1,254	$—	$—
Funded Status of the Plans	$(2,937)	$(4,787)	$(664)	$(544)	$(927)	$(905)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$40	$53	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(33)	(19)	(17)	(12)	(39)	(40)
Noncurrent pension, postretirement healthcare and other benefit obligations	(2,904)	(4,768)	(687)	(585)	(888)	(865)
Net amount recognized	$(2,937)	$(4,787)	$(664)	$(544)	$(927)	$(905)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service credit and other	$(410)	$(528)	$(13)	$(18)	$(4)	$—
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Prior service credit and other	$(118)	$(118)	$(2)	$(3)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2017
Qualified	$27,600	$24,933	$(2,667)
Nonqualified	270	—	(270)
International Plans	2,043	1,379	(664)
Total	$29,913	$26,312	$(3,601)
2016
Qualified	$27,543	$23,017	$(4,526)
Nonqualified	261	—	(261)
International Plans	1,798	1,254	(544)
Total	$29,602	$24,271	$(5,331)

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2017	2016
U.S. Pension Benefits
Fair value of plan assets	$24,933	$23,017
PBO	(27,870)	(27,804)
Net funded status	$(2,937)	$(4,787)
International Pension Benefits
Fair value of plan assets	$952	$850
PBO	(1,656)	(1,447)
Net funded status	$(704)	$(597)

	ABO Exceeds the Fair Value of Plan Assets
	2017	2016
U.S. Pension Benefits
ABO(1)	$(27,244)	$(27,236)
Fair value of plan assets	24,933	23,017
PBO	(27,870)	(27,804)
Net funded status	$(2,937)	$(4,787)
International Pension Benefits
ABO(1)	$(1,433)	$(1,257)
Fair value of plan assets	928	848
PBO	(1,626)	(1,445)
Net funded status	$(698)	$(597)

(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2017	2016
Required	$459	$8
Voluntary	1,541	652
	$2,000	$660

For 2018, we anticipate making contributions to our U.S. Pension Plans totaling $1.0 billion (approximately $700 million of which are expected to be required).

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Service cost	$638	$622	$615	$83	$40	$38	$36	$40	$40
Interest cost	1,128	1,155	1,068	43	25	28	39	42	41
Expected return on plan assets	(1,501)	(1,490)	(1,655)	(38)	(18)	(23)	—	—	—
Amortization of prior service credit	(118)	(118)	(112)	(2)	(3)	(3)	—	—	—
Actuarial losses (gains) and other	(95)	1,563	2,154	87	(1)	36	(14)	(64)	6
Net periodic benefit cost	$52	$1,732	$2,070	$173	$43	$76	$61	$18	$87

Amounts recognized in other comprehensive income (“OCI”) for all plans for the years ended May 31 were as follows (in millions):

	2017						2016
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans		U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Prior service cost (credit) arising during period	$—	$—	$1	$1	$(3)	$(2)	$—	$—	$—	$—	$—	$—
Amortizations:
Prior services credit	118	74	2	2	—	—	118	74	3	2	—	—
Total recognized in OCI	$118	$74	$3	$3	$(3)	$(2)	$118	$74	$3	$2	$—	$—

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2018	$1,013	$44	$39
2019	1,070	43	40
2020	1,169	48	42
2021	1,233	53	42
2022	1,345	59	43
2023-2027	8,565	789	246

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.8% during 2018, decreasing to an annual growth rate of 4.50% in 2037 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2017 or 2017 benefit expense because the level of these benefits is capped.

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
FedEx Office (document and business services and package acceptance)

During 2017, we announced that products and solutions offered by FedEx SupplyChain Systems would be combined with similar offerings within FedEx Custom Critical, FedEx Express and FedEx Supply Chain (formerly GENCO) effective June 1, 2017.  In addition, during 2017, we rebranded GENCO to FedEx Supply Chain.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express and TNT Express, some of these functions are performed on a regional basis and reported by each respective company in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

Corporate and other includes corporate headquarters costs for executive officers and certain legal and financial functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the business segments. In 2017, the year-over-year decrease in these costs was driven by the change in the MTM retirement plans adjustment and the year-over-year decrease in charges for legal reserves, which were partially offset by higher TNT Express integration expenses incurred at the corporate level.

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	TNT Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Eliminations, corporate and other(5)	Consolidated Total
Revenues
2017	$27,358	$7,401	$18,075	$6,443	$1,621	$(579)	$60,319
2016	26,451	N/A	16,574	6,200	1,593	(453)	50,365
2015	27,239	N/A	12,984	6,191	1,545	(506)	47,453
Depreciation and amortization
2017	$1,431	$239	$684	$269	$371	$1	$2,995
2016	1,385	N/A	608	248	384	6	2,631
2015	1,460	N/A	530	230	390	1	2,611
Operating income
2017(1)	$2,678	$84	$2,292	$397	$—	$(414)	$5,037
2016(2)	2,519	N/A	2,276	426	—	(2,144)	3,077
2015(3)	1,584	N/A	2,172	484	—	(2,373)	1,867
Segment assets(4)
2017	$24,882	$6,939	$14,628	$3,925	$5,682	$(7,504)	$48,552
2016	21,205	N/A	13,098	3,749	5,390	2,517	45,959
2015	20,382	N/A	11,691	3,471	5,356	(4,431)	36,469

(1)

Includes TNT Express integration expenses and restructuring charges of $327 million, increased intangible asset amortization of $74 million as a result of the TNT Express acquisition, and a gain of $24 million associated with our mark-to-market pension accounting. These expenses are included in “Eliminations, corporate and other,” the FedEx Express segment and the TNT Express segment. Also includes $39 million of charges for legal reserves related to certain pending U.S. Customs and Border Protection (“CBP”) matters involving FedEx Trade Networks and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground. See Note 18 below for additional information.

(2)

Includes a $1.5 billion loss associated with our mark-to-market pension accounting. Also includes provisions for the settlement of and expected losses related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a CBP notice of action in the amount of $69 million, in each case net of recognized immaterial insurance recovery, and transaction and integration-planning expenses related to our TNT Express acquisition of $113 million.

(3)

Includes a $2.2 billion loss associated with our mark-to-market pension accounting, $276 million of impairment and related charges resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines, and a $197 million charge to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement.

(4)	Segment assets include intercompany receivables.
(5)	Includes TNT Express’s assets and immaterial financial results for 2016 from the time of acquisition (May 25, 2016).

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	TNT Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2017	$2,525	$205	$1,539	$431	$416	$—	$5,116
2016	2,356	N/A	1,597	433	432	—	4,818
2015	2,380	N/A	1,248	337	381	1	4,347

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2017	2016	2015
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$6,958	$6,763	$6,704
U.S. overnight envelope	1,750	1,662	1,629
U.S. deferred	3,528	3,379	3,342
Total U.S. domestic package revenue	12,236	11,804	11,675
International priority	5,827	5,697	6,251
International economy	2,412	2,282	2,301
Total international export package revenue	8,239	7,979	8,552
International domestic(1)	1,299	1,285	1,406
Total package revenue	21,774	21,068	21,633
Freight:
U.S.	2,528	2,481	2,300
International priority	1,502	1,384	1,588
International airfreight	118	126	180
Total freight revenue	4,148	3,991	4,068
Other(2)	1,436	1,392	1,538
Total FedEx Express segment	27,358	26,451	27,239
TNT Express segment	7,401	N/A	N/A
FedEx Ground segment:
FedEx Ground	16,497	15,050	12,568
FedEx Supply Chain	1,578	1,524	416
Total FedEx Ground segment	18,075	16,574	12,984
FedEx Freight segment	6,443	6,200	6,191
FedEx Services segment	1,621	1,593	1,545
Other and eliminations(3)	(579)	(453)	(506)
	$60,319	$50,365	$47,453
GEOGRAPHICAL INFORMATION(4)
Revenues:
U.S.	$40,269	$38,070	$34,216
International:
FedEx Express segment	12,094	11,672	12,772
TNT Express segment	7,346	N/A	N/A
FedEx Ground segment	451	383	311
FedEx Freight segment	149	137	142
FedEx Services segment	10	10	12
Other(3)	—	93	—
Total international revenue	20,050	12,295	13,237
	$60,319	$50,365	$47,453
Noncurrent assets:
U.S.	$28,141	$25,942	$23,520
International	7,783	8,028	2,614
	$35,924	$33,970	$26,134

(1)	International domestic revenues represent our intra-country operations.
(2)	Includes FedEx Trade Networks and FedEx SupplyChain Systems.
(3)	Includes TNT Express’s revenue for 2016 from the time of acquisition (May 25, 2016).
(4)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2017	2016	2015
Cash payments for:
Interest (net of capitalized interest)	$484	$321	$201
Income taxes	$397	$996	$1,122
Income tax refunds received	(20)	(5)	(9)
Cash tax payments, net	$377	$991	$1,113

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

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2017 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2018	$1,777	$1,440	$3,217
2019	1,729	508	2,237
2020	1,933	400	2,333
2021	1,341	309	1,650
2022	1,276	198	1,474
Thereafter	2,895	499	3,394
Total	$10,951	$3,354	$14,305
(1)	Primarily equipment, advertising contracts and, in 2018, approximately $700 million of estimated required quarterly contributions to our U.S. Pension Plans.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2017, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

In 2017, FedEx Express entered into agreements to accelerate the delivery of two B767F aircraft to 2017 from 2018 and two B777F aircraft to 2018 from 2023.

We had $729 million in deposits and progress payments as of May 31, 2017 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2017, with the year of expected delivery:

	B767F	B777F	Total
2018	14	4	18
2019	15	2	17
2020	16	3	19
2021	10	3	13
2022	10	4	14
Thereafter	6	-	6
Total	71	16	87

NOTE 18: CONTINGENCIES

Independent Contractor — Lawsuits and State Administrative Proceedings. FedEx Ground is involved in class-action lawsuits, individual lawsuits and state tax and other administrative proceedings that claim that the company’s owner-operators under a contractor model no longer in use should have been treated as employees, rather than independent contractors.

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

The Kansas case was remanded to the multidistrict litigation court, and the other 19 cases remained at the Seventh Circuit; however, approval proceedings were conducted primarily by the multidistrict litigation court. Plaintiffs filed motions for preliminary approval between June 15 and June 30, 2016, and on August 3 and 4, 2016, the multidistrict litigation court issued orders indicating that it would grant preliminary approval if the Seventh Circuit would remand the cases on appeal for the purpose of entering approval orders. Upon the parties’ joint motion, the Seventh Circuit remanded the cases for this purpose on August 10, 2016, and the multidistrict litigation court entered orders preliminarily approving the settlements on August 17, 2016. Fairness hearings were originally scheduled for January 23 and 24, 2017, but were held on March 13 and 14, 2017. On March 15, 2017, the court issued orders indicating that it would grant final approval of each settlement if the Seventh Circuit remanded the cases on appeal for the purpose of considering and granting final approval. In a series of orders and judgments issued on April 29, May 1, and June 21, 2017, the court granted final approval of all 20 settlements.

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

In June 2015, the parties in the California case reached an agreement to settle the matter for $228 million, and in the fourth quarter of 2015 we increased the accrual to that amount. The court entered final judgment on June 20, 2016, and two objectors to the settlement filed appeals with the Ninth Circuit. One objector has settled with plaintiffs’ counsel, and the appeal by the second objector was briefed in the fourth quarter of 2017. The court has indicated that it will schedule argument on the objector’s appeal for the second quarter of 2018. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

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

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Following motions to dismiss filed in both lawsuits, some of the claims were dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim has been dismissed entirely and the New York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount of loss cannot be estimated at this stage of the litigation and we expect the amount of any loss to be immaterial.

On July 10, 2017, the City of New York and the State of New York filed a third lawsuit against FedEx Ground and included FedEx Freight as a co-defendant. This new case identifies no shippers or shipments, but generally alleges violations of the same laws that are the subject of the other two lawsuits. The amount or reasonable range of loss, if any, cannot be estimated at this stage of the lawsuit.

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

Other Matters. During the third quarter of 2017, FedEx Trade Networks informed U.S. Customs and Border Protection that in connection with certain customs entries it may have made improper claims for (i) reduced-duty treatment and (ii) duty-free treatment. Loss in these matters is probable, and in the fourth quarter of 2017 we established accruals totaling $39.3 million for the currently estimated probable loss for these matters. FedEx Trade Networks is continuing to review these matters, however, and a material loss is reasonably possible.

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

NOTE 19: RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Frederick W. Smith, currently holds an approximate 10% ownership interest in the National Football League Washington Redskins professional football team and is a member of its board of directors. FedEx has a multi-year naming rights agreement with Washington Football, Inc. granting us certain marketing rights, including the right to name the stadium where the team plays and other events are held “FedExField.”

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017(1)
Revenues	$14,663	$14,931	$14,997	$15,728
Operating income	1,264	1,167	1,025	1,581
Net income	715	700	562	1,020
Basic earnings per common share(2)	2.69	2.63	2.11	3.81
Diluted earnings per common share(2)	2.65	2.59	2.07	3.75
2016(3)
Revenues	$12,279	$12,453	$12,654	$12,979
Operating income (loss)	1,144	1,137	864	(68)
Net income (loss)	692	691	507	(70)
Basic earnings (loss) per common share(2)	2.45	2.47	1.86	(0.26)
Diluted earnings (loss) per common share(2)	2.42	2.44	1.84	(0.26)

(1)

The fourth quarter, third quarter, second quarter, and first quarter of 2017 include $124 million, $78 million, $58 million and $68 million, respectively, of TNT Express integration expenses and restructuring charges, and $20 million, $16 million, $10 million and $28 million, respectively, of increased intangible asset amortization as a result of the TNT Express acquisition. The fourth quarter of 2017 includes $39 million of charges for legal reserves related to certain pending CBP matters involving FedEx Trade Networks, $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground and $24 million related to the retirement plans MTM gain.

(2)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.

(3)

The fourth quarter of 2016 includes a $1.5 billion retirement plans MTM loss and TNT Express transaction, financing and integration-planning expenses and immaterial financial results from the time of acquisition totaling $79 million. In addition, the fourth quarter of 2016 includes a $76 million favorable tax impact from an internal corporate legal entity restructuring to facilitate the integration of FedEx Express and TNT Express and $11 million of expenses related to independent contractor litigation matters at FedEx Ground. The third quarter of 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $204 million and expenses related to the settlement of a CBP notice of action in the amount of $69 million (in each case, net of recognized immaterial insurance recovery), as well as TNT Express transaction, financing and integration-planning expenses of $25 million. The second quarter of 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $41 million and $19 million of TNT Express transaction, financing and integration-planning expenses.

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $14.8 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,884	$325	$1,807	$(47)	$3,969
Receivables, less allowances	3	4,729	2,928	(61)	7,599
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	787	248	—	1,060
Total current assets	1,912	5,841	4,983	(108)	12,628
PROPERTY AND EQUIPMENT, AT COST	22	47,201	3,403	—	50,626
Less accumulated depreciation and amortization	18	23,211	1,416	—	24,645
Net property and equipment	4	23,990	1,987	—	25,981
INTERCOMPANY RECEIVABLE	1,521	2,607	—	(4,128)	—
GOODWILL	—	1,571	5,583	—	7,154
INVESTMENT IN SUBSIDIARIES	27,712	2,636	—	(30,348)	—
OTHER ASSETS	3,494	1,271	1,249	(3,225)	2,789
	$34,643	$37,916	$13,802	$(37,809)	$48,552
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$9	$13	$—	$22
Accrued salaries and employee benefits	72	1,335	507	—	1,914
Accounts payable	10	1,411	1,439	(108)	2,752
Accrued expenses	991	1,522	717	—	3,230
Total current liabilities	1,073	4,277	2,676	(108)	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	14,641	244	24	—	14,909
INTERCOMPANY PAYABLE	—	—	4,128	(4,128)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,472	238	(3,225)	2,485
Other liabilities	2,856	3,448	863	—	7,167
Total other long-term liabilities	2,856	8,920	1,101	(3,225)	9,652
STOCKHOLDERS’ INVESTMENT	16,073	24,475	5,873	(30,348)	16,073
	$34,643	$37,916	$13,802	$(37,809)	$48,552

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,974	$326	$1,277	$(43)	$3,534
Receivables, less allowances	1	4,461	2,831	(41)	7,252
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	233	724	246	—	1,203
Total current assets	2,208	5,511	4,354	(84)	11,989
PROPERTY AND EQUIPMENT, AT COST	22	43,760	3,236	—	47,018
Less accumulated depreciation and amortization	17	21,566	1,151	—	22,734
Net property and equipment	5	22,194	2,085	—	24,284
INTERCOMPANY RECEIVABLE	2,437	1,284	—	(3,721)	—
GOODWILL	—	1,571	5,176	—	6,747
INVESTMENT IN SUBSIDIARIES	24,766	3,697	—	(28,463)	—
OTHER ASSETS	3,359	967	1,851	(3,238)	2,939
	$32,775	$35,224	$13,466	$(35,506)	$45,959
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$13	$16	$—	$29
Accrued salaries and employee benefits	54	1,377	541	—	1,972
Accounts payable	8	1,501	1,519	(84)	2,944
Accrued expenses	883	1,411	769	—	3,063
Total current liabilities	945	4,302	2,845	(84)	8,008
LONG-TERM DEBT, LESS CURRENT PORTION	13,451	245	37	—	13,733
INTERCOMPANY PAYABLE	—	—	3,721	(3,721)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,436	369	(3,238)	1,567
Other liabilities	4,595	3,375	897	—	8,867
Total other long-term liabilities	4,595	7,811	1,266	(3,238)	10,434
STOCKHOLDERS’ INVESTMENT	13,784	22,866	5,597	(28,463)	13,784
	$32,775	$35,224	$13,466	$(35,506)	$45,959

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$44,823	$15,798	$(302)	$60,319
OPERATING EXPENSES:
Salaries and employee benefits	123	16,696	4,723	—	21,542
Purchased transportation	—	8,260	5,495	(125)	13,630
Rentals and landing fees	5	2,517	724	(6)	3,240
Depreciation and amortization	1	2,538	456	—	2,995
Fuel	—	2,476	297	—	2,773
Maintenance and repairs	1	2,086	287	—	2,374
Retirement plans mark-to-market adjustment	—	(75)	51	—	(24)
Intercompany charges, net	(434)	182	252	—	—
Other	304	5,734	2,885	(171)	8,752
	—	40,414	15,170	(302)	55,282
OPERATING INCOME	—	4,409	628	—	5,037
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,997	68	—	(3,065)	—
Interest, net	(507)	27	1	—	(479)
Intercompany charges, net	508	(296)	(212)	—	—
Other, net	(1)	(134)	156	—	21
INCOME BEFORE INCOME TAXES	2,997	4,074	573	(3,065)	4,579
Provision for income taxes	—	1,439	143	—	1,582
NET INCOME	$2,997	$2,635	$430	$(3,065)	$2,997
COMPREHENSIVE INCOME	$2,922	$2,580	$314	$(3,065)	$2,751

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$42,143	$8,547	$(325)	$50,365
OPERATING EXPENSES:
Salaries and employee benefits	119	15,880	2,582	—	18,581
Purchased transportation	—	7,380	2,720	(134)	9,966
Rentals and landing fees	5	2,484	371	(6)	2,854
Depreciation and amortization	1	2,399	231	—	2,631
Fuel	—	2,324	75	—	2,399
Maintenance and repairs	1	1,954	153	—	2,108
Retirement plans mark-to-market adjustment	—	1,414	84	—	1,498
Intercompany charges, net	(645)	425	220	—	—
Other	519	5,274	1,643	(185)	7,251
	—	39,534	8,079	(325)	47,288
OPERATING INCOME	—	2,609	468	—	3,077
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,820	279	—	(2,099)	—
Interest, net	(355)	27	13	—	(315)
Intercompany charges, net	369	(354)	(15)	—	—
Other, net	(14)	(14)	6	—	(22)
INCOME BEFORE INCOME TAXES	1,820	2,547	472	(2,099)	2,740
Provision for income taxes	—	818	102	—	920
NET INCOME	$1,820	$1,729	$370	$(2,099)	$1,820
COMPREHENSIVE INCOME	$1,746	$1,704	$128	$(2,099)	$1,479

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$39,420	$8,414	$(381)	$47,453
OPERATING EXPENSES:
Salaries and employee benefits	106	14,626	2,378	—	17,110
Purchased transportation	—	5,802	2,878	(197)	8,483
Rentals and landing fees	5	2,322	360	(5)	2,682
Depreciation and amortization	1	2,370	240	—	2,611
Fuel	—	3,632	88	—	3,720
Maintenance and repairs	1	1,949	149	—	2,099
Impairment and other charges	—	276	—	—	276
Retirement plans mark-to-market adjustment	—	2,075	115	—	2,190
Intercompany charges, net	(450)	117	333	—	—
Other	337	4,946	1,311	(179)	6,415
	—	38,115	7,852	(381)	45,586
OPERATING INCOME	—	1,305	562	—	1,867
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,050	337	—	(1,387)	—
Interest, net	(247)	23	3	—	(221)
Intercompany charges, net	253	(265)	12	—	—
Other, net	(6)	(32)	19	—	(19)
INCOME BEFORE INCOME TAXES	1,050	1,368	596	(1,387)	1,627
Provision for income taxes	—	390	187	—	577
NET INCOME	$1,050	$978	$409	$(1,387)	$1,050
COMPREHENSIVE INCOME	$1,053	$929	$121	$(1,387)	$716

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,155)	$5,254	$835	$(4)	$4,930
INVESTING ACTIVITIES
Capital expenditures	—	(4,694)	(422)	—	(5,116)
Proceeds from asset dispositions and other	34	25	76	—	135
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	34	(4,669)	(346)	—	(4,981)
FINANCING ACTIVITIES
Net transfers from (to) Parent	421	(518)	97	—	—
Payment on loan between subsidiaries	41	(15)	(26)	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(55)	(27)	—	(82)
Proceeds from debt issuance	1,190	—	—	—	1,190
Proceeds from stock issuances	337	—	—	—	337
Dividends paid	(426)	—	—	—	(426)
Purchase of treasury stock	(509)	—	—	—	(509)
Other, net	(12)	(13)	43	—	18
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,042	(600)	86	—	528
Effect of exchange rate changes on cash	(11)	14	(45)	—	(42)
Net increase (decrease) in cash and cash equivalents	(90)	(1)	530	(4)	435
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,884	$325	$1,807	$(47)	$3,969

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(831)	$5,932	$572	$35	$5,708
INVESTING ACTIVITIES
Capital expenditures	—	(4,617)	(201)	—	(4,818)
Business acquisitions, net of cash acquired	—	—	(4,618)	—	(4,618)
Proceeds from asset dispositions and other	(55)	33	12	—	(10)
CASH USED IN INVESTING ACTIVITIES	(55)	(4,584)	(4,807)	—	(9,446)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,629	(1,549)	(80)	—	—
Payment on loan between subsidiaries	(4,805)	109	4,696	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(19)	(22)	—	(41)
Proceeds from debt issuances	6,519	—	—	—	6,519
Proceeds from stock issuances	183	—	—	—	183
Dividends paid	(277)	—	—	—	(277)
Purchase of treasury stock	(2,722)	—	—	—	(2,722)
Other, net	(51)	(48)	48	—	(51)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	476	(1,487)	4,622	—	3,611
Effect of exchange rate changes on cash	1	(22)	(81)	—	(102)
Net (decrease) increase in cash and cash equivalents	(409)	(161)	306	35	(229)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763
Cash and cash equivalents at end of period	$1,974	$326	$1,277	$(43)	$3,534

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2015

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(727)	$5,446	$575	$72	$5,366
INVESTING ACTIVITIES
Capital expenditures	(1)	(4,139)	(207)	—	(4,347)
Business acquisitions, net of cash acquired	(1,429)	—	—	—	(1,429)
Proceeds from asset dispositions and other	—	42	(18)	—	24
CASH USED IN INVESTING ACTIVITIES	(1,430)	(4,097)	(225)	—	(5,752)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,431	(1,502)	71	—	—
Payment on loan between subsidiaries	—	267	(267)	—	—
Intercompany dividends	—	68	(68)	—	—
Principal payments on debt	—	(1)	(4)	—	(5)
Proceeds from debt issuance	2,491	—	—	—	2,491
Proceeds from stock issuances	320	—	—	—	320
Dividends paid	(227)	—	—	—	(227)
Purchase of treasury stock	(1,254)	—	—	—	(1,254)
Other, net	24	(105)	105	—	24
CASH PROVIDED (USED IN) FINANCING ACTIVITIES	2,785	(1,273)	(163)	—	1,349
Effect of exchange rate changes on cash	(1)	(30)	(77)	—	(108)
Net increase in cash and cash equivalents	627	46	110	72	855
Cash and cash equivalents at beginning of period	1,756	441	861	(150)	2,908
Cash and cash equivalents at end of period	$2,383	$487	$971	$(78)	$3,763

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our fixed-rate long-term debt or our floating-rate debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed- and floating-rate long-term debt (exclusive of capital leases) with an estimated fair value of $15.5 billion at May 31, 2017 and $14.3 billion at May 31, 2016. Market risk for fixed- and floating-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $370 million as of May 31, 2017 and $312 million as of May 31, 2016. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these retirement plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets would also increase pension expense.

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a moderately negative impact on operating income in 2017 and moderately positive impact on operating income in 2016. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2017, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $87 million for 2018. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Our TNT Express segment impacts our exposure to foreign currency exchange risk. TNT Express maintains derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income during the period since acquisition, which was immaterial for 2017 and 2016.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2017. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2017(1)(2)(3)	2016(2)(4)	2015(2)(5)	2014(2)	2013(2)(6)
Operating Results
Revenues	$60,319	$50,365	$47,453	$45,567	$44,287
Operating income	5,037	3,077	1,867	3,815	4,434
Income before income taxes	4,579	2,740	1,627	3,658	4,338
Net income	2,997	1,820	1,050	2,324	2,716
Per Share Data
Earnings per share:
Basic	$11.24	$6.59	$3.70	$7.56	$8.61
Diluted	$11.07	$6.51	$3.65	$7.48	$8.55
Average shares of common stock outstanding	266	276	283	307	315
Average common and common equivalent shares outstanding	270	279	287	310	317
Cash dividends declared	$1.60	$1.00	$0.80	$0.60	$0.56
Financial Position
Property and equipment, net	$25,981	$24,284	$20,875	$19,550	$18,484
Total assets(7)	48,552	45,959	36,469	33,032	33,545
Long-term debt, less current portion(7)	14,909	13,733	7,187	4,698	2,717
Common stockholders’ investment	16,073	13,784	14,993	15,277	17,398
Other Operating Data
FedEx Express aircraft fleet	657	643	647	650	647

(1)

Results for 2017 include TNT Express integration expenses and restructuring charges of $327 million ($245 million, net of tax, or $0.91 per diluted share) and increased intangible asset amortization of $74 million ($57 million, net of tax, or $0.21 per diluted share) as a result of the TNT Express acquisition. These expenses are included in “Eliminations, corporate and other,” the FedEx Express segment and the TNT Express segment.

(2)

Results include mark-to-market gains of $24 million ($6 million, net of tax, or $0.02 per diluted share) in 2017 and $1.4 billion ($835 million, net of tax, or $2.63 per diluted share) in 2013 and losses of $1.5 billion ($946 million, net of tax, or $3.39 per diluted share) in 2016, $2.2 billion ($1.4 billion, net of tax, or $4.81 per diluted share) in 2015 and $15 million ($9 million, net of tax, or $0.03 per diluted share) in 2014. See Note 1 and Note 13 to the accompanying consolidated financial statements for additional information.

(3)

Results for 2017 include charges for legal reserves related to certain pending CBP matters involving FedEx Trade Networks for $39 million ($24 million, net of tax, or $0.09 per diluted share) and the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground in the amount of $22 million ($13 million, net of tax, or $0.05 per diluted share). See Note 18 to the accompanying consolidated financial statements for additional information.

(4)

Results for 2016 include provisions related to independent contractor litigation matters at FedEx Ground for $256 million, net of recognized immaterial insurance recovery ($158 million, net of tax, or $0.57 per diluted share), and expenses related to the settlement of a CBP notice of action in the amount of $69 million, net of recognized immaterial insurance recovery ($43 million, net of tax, or $0.15 per diluted share). Total transaction, financing and integration-planning expenses related to our TNT Express acquisition, as well as TNT Express’s immaterial financial results from the time of acquisition, were $132 million ($125 million, net of tax, or $0.45 per diluted share) during 2016. In addition, 2016 results include a $76 million ($0.27 per diluted share) favorable tax impact from an internal corporate legal entity restructuring to facilitate the integration of FedEx Express and TNT Express.

(5)

Results for 2015 include impairment and related charges of $276 million ($175 million, net of tax, or $0.61 per diluted share) resulting from the decision to permanently retire and adjust the retirement schedule of certain aircraft and related engines. See Note 1 to the accompanying consolidated financial statements. Additionally, results for 2015 include a charge of $197 million ($133 million, net of tax, or $0.46 per diluted share) in the fourth quarter to increase the legal reserve associated with the settlement of a legal matter at FedEx Ground to the amount of the settlement. See Note 18 to the accompanying consolidated financial statements for additional information.

(6)

Results for 2013 include $560 million ($353 million, net of tax, or $1.11 per diluted share) of business realignment costs and a $100 million ($63 million, net of tax, or $0.20 per diluted share) impairment charge resulting from the decision to retire 10 aircraft and related engines at FedEx Express.

(7)

Includes adjustments in 2013 through 2016 related to our adoption of an accounting standard that requires us to classify debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation as of May 31, 2017 and 2016, and for each of the three years in the period ended May 31, 2017, and have issued our report thereon dated July 17, 2017 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 17, 2017

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2017, 2016, AND 2015

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2017	$73	$136	$—		$94	(a)	$115
2016	86	121	—		134	(a)	73
2015	81	145	—		140	(a)	86
Allowance for Revenue Adjustments
2017	$105	$—	$941	(b)	$909	(c)	$137
2016	99	—	692	(b)	686	(c)	105
2015	83	—	740	(b)	724	(c)	99
Inventory Valuation Allowance:
2017	$218	$26	$—		$7		$237
2016	207	26	—		15		218
2015	212	23	—		28		207
(a)	Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)	Principally charged against revenue.
(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2017	2016	2015	2014	2013
Earnings:
Income before income taxes	$4,579	$2,740	$1,627	$3,658	$4,338
Add back:
Interest expense, net of capitalized interest	502	336	235	160	82
Amortization of debt issuance costs	11	8	5	4	5
Portion of rent expense representative of interest factor	1,182	924	908	876	864
Earnings as adjusted	$6,274	$4,008	$2,775	$4,698	$5,289
Fixed Charges:
Interest expense, net of capitalized interest	$502	$336	$235	$160	$82
Capitalized interest	41	42	37	29	45
Amortization of debt issuance costs	11	8	5	4	5
Portion of rent expense representative of interest factor	1,182	924	908	876	864
	$1,736	$1,310	$1,185	$1,069	$996
Ratio of Earnings to Fixed Charges	3.6	3.1	2.3	4.4	5.3

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 15, 2017, and incorporated herein by reference.)

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

4.31

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.32	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.33	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

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

10.3

Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each to the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.7

Seventh Amendment dated June 1, 2016 (but effective as of April 1, 2016) to the Composite Lease Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8

Eighth Amendment dated July 29, 2016 (but effective as of April 1, 2017) to the Composite Lease Agreement. (Filed as Exhibit 10.14 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Aircraft-Related Agreements

10.9

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

10.10

Supplemental Agreement No. 1 dated as of June 16, 2008, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11

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

10.14

Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.20

Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.26

Supplemental Agreement No. 24 (and related side letters) dated as May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.25 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.27

Supplemental Agreement No. 25 (and related side letters) dated as June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.13 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.28

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.13 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.29

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

10.34

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

10.37

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.39

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.12 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.40

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Settlement Agreement

10.41

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

U.S. Postal Service Agreements

10.42

Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.52 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

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

10.46

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

10.48

Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.49

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

10.52

Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.53

Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.54

Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.55

Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.56

Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.57

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

10.77	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.83

Amendment dated January 28, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.84

Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.85

Amendment dated February 11, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.86

Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.87

Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.88

Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.89

Amendment dated March 7, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.83 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.90

Amendment dated March 7, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.84 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.91

Amendment dated March 7, 2016 (but effective as of November 28, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.85 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.92

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.86 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.93

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.87 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.94

Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.88 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.95

Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.89 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.96

Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.90 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.97

Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.98

Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.99

Amendment dated June 20, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.100

Amendment dated June 20, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.101

Amendment dated June 20, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.102

Amendment dated June 20, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.103

Amendment dated July 18, 2016 (but effective as of June 27, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.104

Amendment dated July 7, 2016 (but effective as of July 6, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.105

Amendment dated July 26, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.106

Amendment dated August 4, 2016 (but effective as of August 1, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.107

Amendment dated August 9, 2016 (but effective as of June 27, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.108

Amendment dated September 8, 2016 (but effective as of August 23, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.109

Amendment dated September 8, 2016 (but effective as of August 19, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.110

Amendment dated September 8, 2016 (but effective as of August 29, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.111

Amendment dated September 15, 2016 (but effective as of August 18, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.112

Amendment dated September 15, 2016 (but effective as of September 6, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.113

Amendment dated October 6, 2016 (but effective as of October 3, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.114

Amendment dated October 24, 2016 (but effective as of September 21, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.115

Amendment dated October 24, 2016 (but effective as of October 17, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.116

Amendment dated October 24, 2016 (but effective as of October 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.117

Amendment dated November 8, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.118

Amendment dated December 1, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.119

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.120

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.121

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.122

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation

Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.123

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.124

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.125

Amendment dated January 12, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.126

Amendment dated January 12, 2017 (but effective as of October 31, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.127

Amendment dated February 24, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.128

Amendment dated February 22, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.129

Amendment dated March 30, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.130

Amendment dated April 17, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.131

Amendment dated May 18, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Financing Agreement

10.132

Five-Year Credit Agreement dated as of November 13, 2015, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.133

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

10.134

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

10.135

Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.136

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

10.137

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

10.138

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.139

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.140	FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”).

10.141

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan; Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan; and Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (the Form of Terms and Conditions of stock option grant was filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; the Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and is incorporated herein by reference; and the Form of Restricted Stock Agreement was filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and is incorporated herein by reference.)

10.142	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.143	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)
10.144	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.145

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, David J. Bronczek, Robert B. Carter, Donald F. Colleran, David L. Cunningham, Jr., Michael L. Ducker, Alan B. Graf, Jr., Henry J. Maier, Christine P. Richards and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.146	Consulting Agreement, dated January 1, 2017, between FedEx and T. Michael Glenn. (Filed as Exhibit 10.14 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*12	Statement re Computation of Ratio of Earnings to Fixed Charges (presented on page 131 of this Annual Report on Form 10-K).

*21	Subsidiaries of Registrant.

*23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report on Form 10-K).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	Interactive Data Files.

*	Filed herewith.