Form 10-Q
period 2017-08-31
FEDEX CORP
filed 2017-09-20
CIK 1048911

ff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 18, 2017
Common Stock, par value $0.10 per share	268,147,668

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2017 and May 31, 2017	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2017 and August 31, 2016	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2017 and August 31, 2016	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2017 and August 31, 2016	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	22
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	23
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	46
ITEM 1A. Risk Factors	46
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 6. Exhibits	48
Signature	49
Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2017 (Unaudited)	May 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,503	$3,969
Receivables, less allowances of $334 and $252	8,006	7,599
Spare parts, supplies and fuel, less allowances of $243 and $237	516	514
Prepaid expenses and other	697	546
Total current assets	12,722	12,628
PROPERTY AND EQUIPMENT, AT COST	51,540	50,626
Less accumulated depreciation and amortization	25,305	24,645
Net property and equipment	26,235	25,981
OTHER LONG-TERM ASSETS
Goodwill	7,382	7,154
Other assets	3,011	2,789
Total other long-term assets	10,393	9,943
	$49,350	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2017 (Unaudited)	May 31, 2017
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$19	$22
Accrued salaries and employee benefits	1,656	1,914
Accounts payable	2,938	2,752
Accrued expenses	3,177	3,230
Total current liabilities	7,790	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	15,137	14,909
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,730	2,485
Pension, postretirement healthcare and other benefit obligations	4,313	4,487
Self-insurance accruals	1,603	1,494
Deferred lease obligations	575	531
Deferred gains, principally related to aircraft transactions	126	137
Other liabilities	458	518
Total other long-term liabilities	9,805	9,652
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2017 and May 31, 2017	32	32
Additional paid-in capital	3,030	3,005
Retained earnings	21,156	20,833
Accumulated other comprehensive loss	(325)	(415)
Treasury stock, at cost	(7,275)	(7,382)
Total common stockholders’ investment	16,618	16,073
	$49,350	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2017	2016
REVENUES	$15,297	$14,663
OPERATING EXPENSES:
Salaries and employee benefits	5,518	5,311
Purchased transportation	3,445	3,240
Rentals and landing fees	818	790
Depreciation and amortization	751	739
Fuel	703	650
Maintenance and repairs	675	598
Other	2,270	2,071
	14,180	13,399
OPERATING INCOME	1,117	1,264
OTHER INCOME (EXPENSE):
Interest, net	(114)	(113)
Other, net	(21)	(9)
	(135)	(122)
INCOME BEFORE INCOME TAXES	982	1,142
PROVISION FOR INCOME TAXES	386	427
NET INCOME	$596	$715
EARNINGS PER COMMON SHARE:
Basic	$2.22	$2.69
Diluted	$2.19	$2.65
DIVIDENDS DECLARED PER COMMON SHARE	$1.00	$0.80

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2017	2016
NET INCOME	$596	$715
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $25 in 2017 and tax expense of $4 in 2016	109	12
Amortization of prior service credit, net of tax benefit of $11 in 2017 and $11 in 2016	(19)	(19)
	90	(7)
COMPREHENSIVE INCOME	$686	$708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2017	2016
Operating Activities:
Net income	$596	$715
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	751	739
Provision for uncollectible accounts	60	39
Stock-based compensation	62	57
Deferred income taxes and other noncash items	97	173
Changes in assets and liabilities:
Receivables	(271)	20
Other assets	(142)	(4)
Accounts payable and other liabilities	(540)	(753)
Other, net	(23)	(15)
Cash provided by operating activities	590	971
Investing Activities:
Capital expenditures	(1,044)	(1,215)
Proceeds from asset dispositions and other	6	9
Cash used in investing activities	(1,038)	(1,206)
Financing Activities:
Principal payments on debt	(12)	(12)
Proceeds from stock issuances	150	40
Dividends paid	(134)	(106)
Purchase of treasury stock	(86)	(222)
Other, net	(6)	(13)
Cash used in financing activities	(88)	(313)
Effect of exchange rate changes on cash	70	3
Net decrease in cash and cash equivalents	(466)	(545)
Cash and cash equivalents at beginning of period	3,969	3,534
Cash and cash equivalents at end of period	$3,503	$2,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2017 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2017, the results of our operations and cash flows for the three-month periods ended August 31, 2017 and 2016. Operating results for the three-month period ended August 31, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2018 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who represent a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. This collective bargaining agreement is scheduled to become amendable in November 2021, after a six-year term. In addition to our pilots at FedEx Express, FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) has a small number of employees who are members of unions, and certain non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $62 million for the three-month period ended August 31, 2017 and $57 million for the three-month period ended August 31, 2016. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

During the first quarter of 2018, we early adopted the Accounting Standard Update issued by the Financial Accounting Standards Board (“FASB”) related to Intra-Entity Transfers of Assets Other Than Inventory.  This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party.  This new guidance had a minimal impact on our accounting and financial reporting for the first quarter of 2018.

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

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income in the first quarter of 2018 by $146 million and by $112 million in the first quarter of 2017, but would not have impacted our net income in either period. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

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

During the first quarter of 2018, we repurchased 0.4 million shares of FedEx common stock at an average price of $207.92 per share for a total of $86 million. As of August 31, 2017, 15.6 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On August 18, 2017, our Board of Directors declared a quarterly dividend of $0.50 per share of common stock. The dividend will be paid on October 2, 2017 to stockholders of record as of the close of business on September 11, 2017. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2017	2016
Foreign currency translation loss:
Balance at beginning of period	$(685)	$(514)
Translation adjustments	109	12
Balance at end of period	(576)	(502)
Retirement plans adjustments:
Balance at beginning of period	270	345
Reclassifications from AOCI	(19)	(19)
Balance at end of period	251	326
Accumulated other comprehensive (loss) at end of period	$(325)	$(176)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2017	2016
Amortization of retirement plans prior service credits, before tax	$30	$30	Salaries and employee benefits
Income tax benefit	(11)	(11)	Provision for income taxes
AOCI reclassifications, net of tax	$19	$19	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at August 31, 2017. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of August 31, 2017, no commercial paper was outstanding. However, we had a total of $317 million in letters of credit outstanding at August 31, 2017, with $183 million of the letter of credit sublimit unused under our revolving credit facility.

Long-term debt, exclusive of capital leases, had carrying values of $15.1 billion at August 31, 2017 and $14.9 billion at May 31, 2017, compared with estimated fair values of $15.9 billion at August 31, 2017 and $15.5 billion at May 31, 2017. The annualized weighted average interest rate on long-term debt was 3.6% for the three-months ended August 31, 2017. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2017	2016
Basic earnings per common share:
Net earnings allocable to common shares(1)	$595	$714
Weighted-average common shares	268	265
Basic earnings per common share	$2.22	$2.69
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$595	$714
Weighted-average common shares	268	265
Dilutive effect of share-based awards	4	4
Weighted-average diluted shares	272	269
Diluted earnings per common share	$2.19	$2.65
Anti-dilutive options excluded from diluted earnings per common share	3.2	5.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2017	2016
Defined benefit pension plans	$37	$58
Defined contribution plans	127	119
Postretirement healthcare plans	19	19
	$183	$196

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2017	2016	2017	2016	2017	2016
Service cost	$170	$160	$23	$20	$9	$9
Interest cost	279	282	12	11	10	10
Expected return on plan assets	(406)	(375)	(11)	(11)	—	—
Amortization of prior service credit and other	(30)	(30)	—	1	—	—
	$13	$37	$24	$21	$19	$19

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) for the three-month periods ended August 31 were as follows (in millions):

	2017	2016
Required	$—	$—
Voluntary	250	250
	$250	$250

In September 2017, we made $250 million in required contributions to our U.S. Pension Plans.

(6) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are FedEx Express, including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
TNT Express (international express transportation, small-package ground delivery and freight transportation)
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
FedEx Office (document and business services and package acceptance)

As discussed in our Annual Report, in the first quarter of 2018, we began to report TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information technology functions that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2017	2016
Revenues
FedEx Express segment	$8,652	$8,460
FedEx Ground segment	4,639	4,290
FedEx Freight segment	1,752	1,658
FedEx Services segment	400	395
Eliminations and other	(146)	(140)
	$15,297	$14,663
Operating Income
FedEx Express segment	$433	$610
FedEx Ground segment	626	610
FedEx Freight segment	176	135
Eliminations, corporate and other	(118)	(91)
	$1,117	$1,264

(7) Commitments

As of August 31, 2017, our purchase commitments under various contracts for the remainder of 2018 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2018 (remainder)	$1,398	$1,250	$2,648
2019	1,713	636	2,349
2020	1,927	490	2,417
2021	1,335	376	1,711
2022	1,273	206	1,479
Thereafter	2,884	499	3,383
Total	$10,530	$3,457	$13,987

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2017, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We had $860 million in deposits and progress payments as of August 31, 2017 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2017 with the year of expected delivery:

	B767F	B777F	Total
2018 (remainder)	11	4	15
2019	15	2	17
2020	16	3	19
2021	10	3	13
2022	10	4	14
Thereafter	6	-	6
Total	68	16	84

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2017 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2018 (remainder)	$362	$1,616	$1,978
2019	343	1,972	2,315
2020	261	1,755	2,016
2021	203	1,587	1,790
2022	185	1,431	1,616
Thereafter	175	8,651	8,826
Total	$1,529	$17,012	$18,541

Future minimum lease payments under capital leases were immaterial at August 31, 2017. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

Independent Contractor — Lawsuits and Administrative Proceedings. FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under a contractor model no longer in use should have been treated as employees of FedEx Ground, rather than independent contractors.

Most of the independent contractor class-action lawsuits were consolidated for certain proceedings before a single federal court, the U.S. District Court for the Northern District of Indiana. This multidistrict litigation court granted class certification in 28 cases, and after granting summary judgment in FedEx Ground’s favor on some (but not all) of the claims, remanded eight certified class actions back to the district courts where they were originally filed, leaving 20 cases to be administered by the multidistrict litigation court. Settlements in these 20 cases were reached during 2016 and 2017, and by the end of the first quarter of 2018, the multidistrict litigation court granted final approval of all 20 settlements.

Of the eight cases that were remanded to the district courts, seven of these matters settled for immaterial amounts and have received court approval. The remaining case that was remanded to California was appealed to the Ninth Circuit Court of Appeals, which granted summary judgment in favor of the plaintiffs. In June 2015, the parties in this case reached an agreement to settle the matter for $228 million. The court entered final judgment in June 2016, and two objectors to the settlement filed appeals with the Ninth Circuit. One objector has settled with plaintiffs’ counsel, and the court has indicated that it will schedule argument on the second objector’s appeal during the second quarter of 2018. The settlement is not effective until all appeals have been resolved without affecting the court’s approval of the settlement.

In addition, we are defending contractor-model cases that were not part of the multidistrict litigation, and we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in matters related to owner-operators engaged by FedEx Ground could, among other things, entitle certain owner-operators to the reimbursement of certain expenses, and their drivers to the benefit of wage-and-hour laws, and result in employment and withholding tax and benefit liability for FedEx Ground. We believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers employed by these owner-operators.

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Following motions to dismiss filed in both lawsuits, some of the claims were dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim was dismissed entirely and the New

York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount or range of loss, if any, cannot be estimated at this stage of the litigation, and we expect the amount of any loss to be immaterial.

On July 10, 2017, the City of New York and the State of New York filed a third lawsuit against FedEx Ground and included FedEx Freight as a co-defendant. This new case identifies no shippers or shipments, but generally alleges violations of the same laws that are the subject of the other two lawsuits. The amount or range of loss, if any, cannot be estimated at this stage of the lawsuit.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On September 9, 2016, FedEx Supply Chain received a written offer from several District Attorneys’ Offices in California to settle a civil action that the District Attorneys intend to file against FedEx Supply Chain for alleged violations of the state’s hazardous waste regulations. Specifically, the District Attorneys’ Offices allege FedEx Supply Chain unlawfully disposed of hazardous waste at one of its California facilities and caused the illegal transportation and disposal of hazardous waste from the retail stores of a FedEx Supply Chain customer at this same facility. The District Attorneys allege these violations began in 2006 and continued until the facility closed in the spring of 2015. We believe an immaterial loss in this matter is probable, and we will pursue all available remedies against the sellers of GENCO to recover any losses in this matter.

Other Matters. During the third quarter of 2017, FedEx Trade Networks informed U.S. Customs and Border Protection (“CBP”) that in connection with certain customs entries it may have made improper claims for (i) reduced-duty treatment and (ii) duty-free treatment. In the fourth quarter of 2017 we established accruals totaling $39.3 million for the then-current estimated probable loss for these matters. In the first quarter of 2018, FedEx Trade Networks tendered payments to CBP in these matters totaling $46.5 million, and an additional expense of $7.2 million was recognized. CBP acknowledged receipt of the amounts tendered in these matters, and we are awaiting a response indicating whether these matters are fully resolved.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2017	2016
Cash payments for:
Interest (net of capitalized interest)	$153	$143
Income taxes	$96	$80
Income tax refunds received	(10)	(8)
Cash tax payments, net	$86	$72

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $15.0 billion of our debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,681	$343	$1,519	$(40)	$3,503
Receivables, less allowances	2	4,852	3,241	(89)	8,006
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	41	931	241	—	1,213
Total current assets	1,724	6,126	5,001	(129)	12,722
PROPERTY AND EQUIPMENT, AT COST	22	47,939	3,579	—	51,540
Less accumulated depreciation and amortization	18	23,761	1,526	—	25,305
Net property and equipment	4	24,178	2,053	—	26,235
INTERCOMPANY RECEIVABLE	1,578	2,744	—	(4,322)	—
GOODWILL	—	1,570	5,812	—	7,382
INVESTMENT IN SUBSIDIARIES	28,433	2,672	—	(31,105)	—
OTHER ASSETS	3,492	1,403	1,308	(3,192)	3,011
	$35,231	$38,693	$14,174	$(38,748)	$49,350
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$6	$13	$—	$19
Accrued salaries and employee benefits	50	1,116	490	—	1,656
Accounts payable	149	1,429	1,489	(129)	2,938
Accrued expenses	891	1,520	766	—	3,177
Total current liabilities	1,090	4,071	2,758	(129)	7,790
LONG-TERM DEBT, LESS CURRENT PORTION	14,872	244	21	—	15,137
INTERCOMPANY PAYABLE	—	—	4,322	(4,322)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,753	169	(3,192)	2,730
Other liabilities	2,651	3,526	898	—	7,075
Total other long-term liabilities	2,651	9,279	1,067	(3,192)	9,805
STOCKHOLDERS’ INVESTMENT	16,618	25,099	6,006	(31,105)	16,618
	$35,231	$38,693	$14,174	$(38,748)	$49,350

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,884	$325	$1,807	$(47)	$3,969
Receivables, less allowances	3	4,729	2,928	(61)	7,599
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	787	248	—	1,060
Total current assets	1,912	5,841	4,983	(108)	12,628
PROPERTY AND EQUIPMENT, AT COST	22	47,201	3,403	—	50,626
Less accumulated depreciation and amortization	18	23,211	1,416	—	24,645
Net property and equipment	4	23,990	1,987	—	25,981
INTERCOMPANY RECEIVABLE	1,521	2,607	—	(4,128)	—
GOODWILL	—	1,571	5,583	—	7,154
INVESTMENT IN SUBSIDIARIES	27,712	2,636	—	(30,348)	—
OTHER ASSETS	3,494	1,271	1,249	(3,225)	2,789
	$34,643	$37,916	$13,802	$(37,809)	$48,552
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$9	$13	$—	$22
Accrued salaries and employee benefits	72	1,335	507	—	1,914
Accounts payable	10	1,411	1,439	(108)	2,752
Accrued expenses	991	1,522	717	—	3,230
Total current liabilities	1,073	4,277	2,676	(108)	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	14,641	244	24	—	14,909
INTERCOMPANY PAYABLE	—	—	4,128	(4,128)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,472	238	(3,225)	2,485
Other liabilities	2,856	3,448	863	—	7,167
Total other long-term liabilities	2,856	8,920	1,101	(3,225)	9,652
STOCKHOLDERS’ INVESTMENT	16,073	24,475	5,873	(30,348)	16,073
	$34,643	$37,916	$13,802	$(37,809)	$48,552

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$11,567	$3,854	$(124)	$15,297
OPERATING EXPENSES:
Salaries and employee benefits	38	4,227	1,253	—	5,518
Purchased transportation	—	2,063	1,464	(82)	3,445
Rentals and landing fees	1	627	191	(1)	818
Depreciation and amortization	—	639	112	—	751
Fuel	—	637	66	—	703
Maintenance and repairs	—	602	73	—	675
Intercompany charges, net	(116)	113	3	—	—
Other	77	1,476	758	(41)	2,270
	—	10,384	3,920	(124)	14,180
OPERATING INCOME	—	1,183	(66)	—	1,117
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	596	(3)	—	(593)	—
Interest, net	(129)	13	2	—	(114)
Intercompany charges, net	131	(71)	(60)	—	—
Other, net	(2)	(8)	(11)	—	(21)
INCOME BEFORE INCOME TAXES	596	1,114	(135)	(593)	982
Provision for income taxes	—	399	(13)	—	386
NET INCOME	$596	$715	$(122)	$(593)	$596
COMPREHENSIVE INCOME	$578	$719	$(18)	$(593)	$686

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,903	$3,830	$(70)	$14,663
OPERATING EXPENSES:
Salaries and employee benefits	36	4,106	1,169	—	5,311
Purchased transportation	—	1,917	1,351	(28)	3,240
Rentals and landing fees	1	620	170	(1)	790
Depreciation and amortization	—	611	128	—	739
Fuel	—	578	72	—	650
Maintenance and repairs	—	526	72	—	598
Intercompany charges, net	(90)	62	28	—	—
Other	53	1,373	686	(41)	2,071
	—	9,793	3,676	(70)	13,399
OPERATING INCOME	—	1,110	154	—	1,264
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	715	56	—	(771)	—
Interest, net	(122)	9	—	—	(113)
Intercompany charges, net	122	(81)	(41)	—	—
Other, net	—	(5)	(4)	—	(9)
INCOME BEFORE INCOME TAXES	715	1,089	109	(771)	1,142
Provision for income taxes	—	380	47	—	427
NET INCOME	$715	$709	$62	$(771)	$715
COMPREHENSIVE INCOME	$696	$702	$81	$(771)	$708

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(878)	$1,717	$(256)	$7	$590
INVESTING ACTIVITIES
Capital expenditures	—	(985)	(59)	—	(1,044)
Proceeds from asset dispositions and other	—	6	—	—	6
CASH USED IN INVESTING ACTIVITIES	—	(979)	(59)	—	(1,038)
FINANCING ACTIVITIES
Net transfers from (to) Parent	744	(735)	(9)	—	—
Principal payments on debt	—	(8)	(4)	—	(12)
Proceeds from stock issuances	150	—	—	—	150
Dividends paid	(134)	—	—	—	(134)
Purchase of treasury stock	(86)	—	—	—	(86)
Other, net	3	—	(9)	—	(6)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	677	(743)	(22)	—	(88)
Effect of exchange rate changes on cash	(2)	23	49	—	70
Net (decrease) increase in cash and cash equivalents	(203)	18	(288)	7	(466)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$1,681	$343	$1,519	$(40)	$3,503

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(342)	$1,119	$188	$6	$971
INVESTING ACTIVITIES
Capital expenditures	—	(1,111)	(104)	—	(1,215)
Proceeds from asset dispositions and other	—	9	—	—	9
CASH USED IN INVESTING ACTIVITIES	—	(1,102)	(104)	—	(1,206)
FINANCING ACTIVITIES
Net transfers from (to) Parent	(35)	(2)	37	—	—
Payment on loan between subsidiaries	(2)	(14)	16	—	—
Principal payments on debt	—	(7)	(5)	—	(12)
Proceeds from stock issuances	40	—	—	—	40
Dividends paid	(106)	—	—	—	(106)
Purchase of treasury stock	(222)	—	—	—	(222)
Other, net	1	(1)	(13)	—	(13)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(324)	(24)	35	—	(313)
Effect of exchange rate changes on cash	—	8	(5)	—	3
Net (decrease) increase in cash and cash equivalents	(666)	1	114	6	(545)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,308	$327	$1,391	$(37)	$2,989

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of August 31, 2017, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2017 and August 31, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FedEx Corporation as of May 31, 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated July 17, 2017. In our opinion, the accompanying condensed consolidated balance sheet of FedEx Corporation as of May 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 20, 2017

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2017 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), form the core of our reportable segments.

As noted in our Annual Report, beginning in the first quarter of 2018, we began to report TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation. See “Reportable Segments” and Note 6 of the accompanying unaudited condensed consolidated financial statements for further discussion.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees, taxes and licenses and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2018 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the three-month periods ended August 31:

			Percent
	2017	2016	Change
Revenues	$15,297	$14,663	4
Operating income:
FedEx Express segment	433	610	(29)
FedEx Ground segment	626	610	3
FedEx Freight segment	176	135	30
Eliminations, corporate and other	(118)	(91)	(30)
Consolidated operating income	1,117	1,264	(12)
Operating margin:
FedEx Express segment	5.0%	7.2%	(220)	bp
FedEx Ground segment	13.5%	14.2%	(70)	bp
FedEx Freight segment	10.0%	8.1%	190	bp
Consolidated operating margin	7.3%	8.6%	(130)	bp
Consolidated net income	$596	$715	(17)
Diluted earnings per share	$2.19	$2.65	(17)

	Year-over-Year Changes
	Revenues	Operating Income
FedEx Express segment	$192	$(177)
FedEx Ground segment	349	16
FedEx Freight segment	94	41
FedEx Services segment	5	—
Eliminations, corporate and other	(6)	(27)
	$634	$(147)

Overview

On June 27, 2017, the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya, which involved the spread of an information systems virus through a Ukrainian tax software product. The systems and data of all other FedEx companies were unaffected by the attack. While TNT Express operations and communications were significantly affected, no data breach or data loss to third parties is known to have occurred.

Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems, and substantially all TNT Express services were fully restored during the first quarter of 2018. As of the date of this filing, substantially all of TNT Express’s critical operational systems have been fully restored, critical business data has been recovered and core shipping services are back in place. We are now focused on finalizing the restoration of key customer-specific specialized solutions and systems in time for the peak shipping season.

Our first quarter 2018 results were negatively impacted due to the cyberattack by an estimated $300 million or $0.79 per diluted share, primarily from loss of revenue due to decreased shipments in the TNT Express network, as well as incremental costs to restore systems. We do not have cyber or other insurance in place that covers this attack. For a description of the ongoing impact of the cyberattack, see the discussion under the heading “Outlook” below.

We also incurred an aggregate of $112 million ($82 million, net of tax, or $0.30 per diluted share) in the first quarter of 2018 of TNT Express integration expenses, a $44 million increase from the first quarter of 2017. The integration expenses are incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Improved yields at all of our transportation segments and lower incentive compensation accruals partially offset the negative impacts described above and higher costs at FedEx Ground during the first quarter of 2018.

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

Revenue

Revenues increased 4% in the first quarter of 2018 due to improved performance at all of our transportation segments. At FedEx Ground, revenues increased 8% in the first quarter of 2018 due to volume growth and increased yields. Revenues at FedEx Express increased 2% in the first quarter of 2018 due to improved base yields, international package volume growth and higher fuel surcharges, partially offset by the loss of business from the NotPetya cyberattack. FedEx Freight revenues increased 6% in the first quarter of 2018 primarily due to higher LTL revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent of Revenue
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	$5,518	$5,311	36.1%	36.2%
Purchased transportation	3,445	3,240	22.5	22.1
Rentals and landing fees	818	790	5.4	5.4
Depreciation and amortization	751	739	4.9	5.1
Fuel	703	650	4.6	4.4
Maintenance and repairs	675	598	4.4	4.1
Other	2,270	2,071	14.8	14.1
Total operating expenses	$14,180	$13,399	92.7	91.4
Operating income	$1,117	$1,264	7.3%	8.6%

Operating margin declined in the first quarter of 2018 primarily as a result of the NotPetya cyberattack at FedEx Express discussed above.

Salaries and employee benefits expense increased 4% in the first quarter of 2018 primarily due to merit increases and volume growth at our transportation segments, partially offset by lower incentive compensation accruals. Purchased transportation costs increased 6% in the first quarter of 2018 primarily due to higher volumes and increased rates at FedEx Ground and higher volumes at FedEx Express. Other expenses increased 10% in the first quarter of 2018 primarily due to outside service costs, incremental costs to restore systems impacted by the NotPetya virus and TNT Express integration expenses at FedEx Express. Maintenance and repairs expense increased 13% in the first quarter of 2018 primarily due to the timing of aircraft maintenance events at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 8% in the first quarter of 2018 primarily due to increased fuel prices. Fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarter of 2018 and 2017 in the accompanying discussions of each of our transportation segments.

Effective February 6, 2017, FedEx Express and FedEx Ground fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. The index used to determine the fuel surcharge percentage for our FedEx Freight business continues to adjust weekly. Some FedEx Express international fuel surcharges continue to incorporate a timing lag of approximately six to eight weeks.

Prior to February 6, 2017, our fuel surcharges for the FedEx Express and FedEx Ground businesses incorporated a timing lag of approximately six to eight weeks before they were adjusted for changes in fuel prices. For example, the fuel surcharge index in effect at FedEx Express in August 2017 was set based on June 2017 fuel prices.

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

The net impact of fuel had a moderate positive impact to operating income in the first quarter of 2018 as higher fuel surcharges more than offset increased fuel prices.

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

Income Taxes

Our effective tax rate was 39.3% for the first quarter of 2018, compared with 37.4% in the first quarter of 2017. The 2018 tax rate was negatively impacted from costs incurred in connection with the integration of TNT Express and the effect of the cyberattack on lower taxed foreign earnings. These items were partially offset by the continuing benefit from the Accounting Standards Update for share-based payments. The 2017 tax rate benefitted from an increase in permanently reinvested international earnings.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2017, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2017.

Outlook

We expect yield and volume growth at all of our transportation segments to support revenue and earnings growth in 2018, prior to any mark-to-market benefit plans adjustment. In addition, we are currently executing plans to improve FedEx Ground operating results for the remainder of 2018. While significant progress has been made on the restoration of TNT Express operations and information technology systems, TNT Express revenues, volumes and profits remain below pre-attack levels. We expect ongoing, but diminishing, financial impacts from the cyberattack for the remainder of 2018 in the form of lower revenues and higher investments related to information technology. Consequences and risks associated with the ongoing impact of the cyberattack that could negatively impact results of operations and financial condition in the future, particularly if our continuing recovery efforts do not proceed as expected, are described in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. In addition, our second quarter and full year 2018 results will be negatively affected by our TNT Express integration and restructuring activities. We also anticipate the effects of Hurricane Harvey and Hurricane Irma will negatively impact our second quarter 2018 results. However, we expect lower incentive compensation accruals in 2018 will partially offset these negative impacts.

Our expectations for earnings growth in 2018 are dependent on key external factors, including fuel prices and moderate economic growth.

During the remainder of 2018, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems. The integration is expected to be completed by the end of 2020. We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years to be approximately $800 million and expect to incur approximately $350 million of these costs during 2018. Our expected 2018 integration expenses are approximately $75 million higher than our previous estimates, as we are accelerating portions of our TNT Express integration given the recent cyberattack. We continue to refine our integration plans, however, particularly in light of the recent cyberattack at TNT Express. The timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

We are targeting operating income improvement at the FedEx Express segment of $1.2 billion to $1.5 billion in 2020 from 2017 assuming moderate economic growth, current accounting and tax rules and continued recovery from the NotPetya cyberattack. This target includes TNT Express synergies as well as base business and other operational improvements across the global FedEx Express network.

Other Outlook Matters. For details on key 2018 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

We are involved in a number of lawsuits and other proceedings that challenge the status of FedEx Ground’s owner-operators as independent contractors. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements and the “Independent Contractor Model” section of our FedEx Ground segment MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed in the second half of calendar 2020. As of August 31, 2017, 59% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

During the first quarter of 2018, we early adopted the Accounting Standard Update issued by the Financial Accounting Standards Board (“FASB”) related to Intra-Entity Transfers of Assets Other Than Inventory.  This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party.  This new guidance had a minimal impact on our accounting and financial reporting for the first quarter of 2018.

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

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income in the first quarter of 2018 by $146 million and by $112 million in the first quarter of 2017, but would not have impacted our net income in either period. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, form the core of our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation and international small-package ground delivery and freight transportation)
TNT Express (international express transportation, small-package ground delivery and freight transportation)
FedEx Trade Networks (air and ocean freight forwarding, customs brokerage and cross-border enablement technology and solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)
FedEx Supply Chain (third-party logistics)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

As discussed in our Annual Report, in the first quarter of 2018, we began to report TNT Express as part of the FedEx Express segment.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred or economy services, which provide delivery on a time-definite or day-definite basis. As discussed in our Annual Report, beginning in the first quarter of 2018, we are reporting TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the three-month periods ended August 31:

			Percent
	2017	2016	Change
Revenues:
Package:
U.S. overnight box	$1,750	$1,722	2
U.S. overnight envelope	450	443	2
U.S. deferred	878	810	8
Total U.S. domestic package revenue	3,078	2,975	3
International priority	1,741	1,715	2
International economy	770	693	11
Total international export package revenue	2,511	2,408	4
International domestic(1)	1,044	1,015	3
Total package revenue	6,633	6,398	4
Freight:
U.S.	613	616	—
International priority	470	449	5
International economy	381	409	(7)
International airfreight	83	93	(11)
Total freight revenue	1,547	1,567	(1)		Percent of Revenue
Other(2)	472	495	(5)		2017	2016
Total revenues	8,652	8,460	2		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,196	3,109	3		36.9	36.7
Purchased transportation	1,366	1,325	3		15.8	15.7
Rentals and landing fees	490	487	1		5.7	5.7
Depreciation and amortization	417	420	(1)		4.8	5.0
Fuel	603	555	9		7.0	6.6
Maintenance and repairs	460	393	17		5.3	4.6
Intercompany charges	488	462	6		5.6	5.5
Other	1,199	1,099	9		13.9	13.0
Total operating expenses	8,219	7,850	5		95.0%	92.8%
Operating income	$433	$610	(29)
Operating margin	5.0%	7.2%	(220)	bp

(1)	International domestic revenues represent our international intra-country operations.
(2)	Includes FedEx Trade Networks.

The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2017	2016	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,188	1,255	(5)
U.S. overnight envelope	557	570	(2)
U.S. deferred	876	824	6
Total U.S. domestic ADV	2,621	2,649	(1)
International priority	502	500	—
International economy	252	238	6
Total international export ADV	754	738	2
International domestic(2)	2,421	2,309	5
Total ADV	5,796	5,696	2
Revenue per package (yield):
U.S. overnight box	$22.67	$21.11	7
U.S. overnight envelope	12.43	11.96	4
U.S. deferred	15.42	15.12	2
U.S. domestic composite	18.07	17.28	5
International priority	53.25	52.78	1
International economy	46.97	44.78	5
International export composite	51.16	50.20	2
International domestic(2)	6.64	6.76	(2)
Composite package yield	17.61	17.28	2
Freight Statistics(1)
Average daily freight pounds:
U.S.	7,727	8,067	(4)
International priority	4,906	4,793	2
International economy	10,281	11,154	(8)
International airfreight	1,778	1,869	(5)
Total average daily freight pounds	24,692	25,883	(5)
Revenue per pound (yield):
U.S.	$1.22	$1.18	3
International priority	1.48	1.44	3
International economy	0.57	0.57	—
International airfreight	0.72	0.76	(5)
Composite freight yield	0.96	0.93	3

(1)	Package and freight statistics include only the operations of FedEx Express and TNT Express.
(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 2% in the first quarter of 2018 primarily due to improved base yields, international package volume growth and higher fuel surcharges, which were partially offset by the NotPetya cyberattack discussed above.

U.S. domestic package yields increased 5% in the first quarter of 2018 primarily due to higher base rates and fuel surcharges. U.S. domestic average daily volume decreased 1% in the first quarter of 2018 driven by our overnight service offerings. International export average daily volumes increased 2% in the first quarter of 2018 due to increased international economy shipments partially offset by the decrease in volume due to the NotPetya cyberattack. International export package yields increased 2% in the first quarter of 2018 due to higher fuel surcharges and favorable service mix, partially offset by lower base rates. Freight average daily pounds decreased 5% in the first quarter of 2018 primarily due to the NotPetya cyberattack. Freight yields increased 3% in the first quarter of 2018 primarily due to higher base yields and fuel surcharges.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the three-month periods ended August 31:

	2017	2016
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.21%	0.91%
High	3.33	2.53
Weighted-average	2.71	1.83
International Fuel Surcharges:
Low	3.38	1.16
High	13.73	9.45
Weighted-average	8.18	6.75

On September 18, 2017, FedEx Express announced a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services effective January 1, 2018. Effective February 6, 2017, FedEx Express fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Express implemented a 3.9% average list price increase for U.S. domestic, U.S. export and U.S. import services and a change to the U.S. domestic dimensional weight divisor.

FedEx Express Segment Operating Income

FedEx Express operating income and margin decreased in the first quarter of 2018 due to the NotPetya cyberattack, which was partially offset by yield growth, lower incentive compensation accruals and the ongoing benefit of cost management initiatives. The NotPetya cyberattack negatively affected results by an estimated $300 million in the first quarter of 2018. Results also included $88 million of TNT Express integration expenses in the first quarter of 2018, a $46 million increase from the first quarter of 2017. Hurricane Harvey, which caused severe damage in Houston, TX and surrounding areas, had a minimal impact on FedEx Express’s results during the first quarter of 2018.

Other expenses increased 9% in the first quarter of 2018 due to increased outside service contracts, operating expenses to recover from the NotPetya cyberattack and TNT integration expenses. Salaries and employee benefits increased 3% in the first quarter of 2018 primarily due to merit increases and increased volume, which were partially offset by lower incentive compensation accruals. Maintenance and repairs increased 17% in the first quarter of 2018 due primarily to the timing of aircraft maintenance events. Purchased transportation increased 3% in the first quarter of 2018 due to increased volume.

Fuel expense increased 9% in the first quarter of 2018 due to increased fuel prices. The net impact of fuel had a moderate benefit to operating income in the first quarter of 2018 as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

			Percent
	2017	2016	Change
Revenues:
FedEx Ground	$4,241	$3,891	9		Percent of Revenue
FedEx Supply Chain	398	399	—		2017	2016
Total revenues	4,639	4,290	8		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	836	766	9		18.0	17.9
Purchased transportation	1,859	1,692	10		40.1	39.4
Rentals	201	181	11		4.4	4.2
Depreciation and amortization	173	163	6		3.7	3.8
Fuel	2	2	—		—	—
Maintenance and repairs	82	76	8		1.8	1.8
Intercompany charges	354	325	9		7.6	7.6
Other	506	475	7		10.9	11.1
Total operating expenses	4,013	3,680	9		86.5%	85.8%
Operating income	$626	$610	3
Operating margin	13.5%	14.2%	(70)	bp
Average daily package volume
FedEx Ground	7,688	7,389	4
Revenue per package (yield)
FedEx Ground	$8.47	$8.09	5

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 8% in the first quarter of 2018 due to volume growth and increased yields. Average daily volume at FedEx Ground increased 4% in the first quarter of 2018 primarily due to continued growth in our commercial and residential services. FedEx Ground yield increased 5% during the first quarter of 2018 primarily driven by higher base yields, growth in our commercial services and higher fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the three-month periods ended August 31:

	2017	2016
Low	4.00%	3.30%
High	4.50	4.00
Weighted-average	4.32	3.70

On September 18, 2017, FedEx Ground announced a 4.9% average list price increase effective January 1, 2018. In addition, as announced on September 18, 2017, dimensional weight pricing will apply to all FedEx SmartPost shipments effective January 22, 2018. Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor. On January 4, 2016, FedEx Ground implemented a 4.9% increase in average list price.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 3% in the first quarter of 2018 due to volume growth, increased yields and lower incentive compensation accruals. Continued network expansion and staffing costs, coupled with higher purchased transportation and self-insurance expenses, drove the margin decline in the first quarter of 2018. Hurricane Harvey, which caused severe damage in Houston, TX and surrounding areas, had a minimal impact on FedEx Ground’s results during the first quarter of 2018.

Purchased transportation expense increased 10% in the first quarter of 2018 primarily due to higher volumes and increased rates. Salaries and employee benefits expense increased 9% in the first quarter of 2018 primarily due to additional staffing to support volume growth and network expansion, which was partially offset by lower incentive compensation accruals. Other expense increased 7% in the first quarter of 2018 due to higher self-insurance reserves and network expansion. Intercompany charges increased 9% in the first quarter of 2018 due to higher allocated marketing and information technology costs. Rent and depreciation and amortization expense increased in the first quarter of 2018 due to network expansion.

Independent Contractor Model

FedEx Ground is involved in lawsuits and administrative proceedings where the classification of its independent contractors is at issue. The court has granted final approval of all 20 settlements of the cases in the multidistrict litigation. These cases involve a contractor model that FedEx Ground has not operated since 2011. In addition, we are defending contractor-model cases that were not part of the multidistrict litigation, and we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation. We will continue to vigorously defend ourselves in these proceedings and continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers employed by these owner-operators. For a description of these proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2017	2016	Change		2017	2016
Revenues	$1,752	$1,658	6		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	802	772	4		45.8	46.6
Purchased transportation	258	259	—		14.7	15.6
Rentals	36	30	20		2.1	1.8
Depreciation and amortization	69	64	8		3.9	3.9
Fuel	97	91	7		5.5	5.5
Maintenance and repairs	57	54	6		3.3	3.2
Intercompany charges	126	126	—		7.2	7.6
Other	131	127	3		7.5	7.7
Total operating expenses	1,576	1,523	3		90.0%	91.9%
Operating income	$176	$135	30
Operating margin	10.0%	8.1%	190	bp
Average daily LTL shipments (in thousands)
Priority	74.4	72.5	3
Economy	31.6	32.3	(2)
Total average daily LTL shipments	106.0	104.8	1
Weight per LTL shipment (lbs)
Priority	1,184	1,176	1
Economy	1,147	1,098	4
Composite weight per LTL shipment	1,173	1,152	2
LTL revenue per shipment
Priority	$226.16	$217.50	4
Economy	277.04	255.46	8
Composite LTL revenue per shipment	$241.34	$229.20	5
LTL yield (revenue per hundredweight)
Priority	$19.11	$18.49	3
Economy	24.15	23.26	4
Composite LTL yield	$20.58	$19.89	3

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 6% in the first quarter of 2018 primarily due to higher LTL revenue per shipment and weight per shipment. LTL revenue per shipment increased 5% in the first quarter of 2018 primarily due to higher base rates driven by our ongoing yield management initiatives and higher fuel surcharges.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the three-month periods ended August 31:

	2017	2016
Low	20.90%	20.20%
High	21.60	20.80
Weighted-average	21.26	20.50

On September 18, 2017, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 1, 2018. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 30% in the first quarter of 2018 primarily driven by higher base rates. Salaries and employee benefits increased 4% in the first quarter of 2018 driven primarily by merit increases and higher volumes. Rentals increased 20% in the first quarter of 2018 due to a favorable adjustment related to a sublease of a closed facility in the prior year and network expansion. Purchased transportation slightly decreased in the first quarter of 2018 due to the movement of certain services within FedEx Custom Critical to the FedEx Ground segment.

Fuel expense increased 7% in the first quarter of 2018 due to higher fuel prices. The net impact of higher fuel prices had a slight benefit to operating income in the first quarter of 2018. This was driven by increased fuel surcharges that more than offset the higher fuel prices.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.5 billion at August 31, 2017, compared to $4.0 billion at May 31, 2017. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2017	2016
Operating activities:
Net income	$596	$715
Noncash charges and credits	970	1,008
Changes in assets and liabilities	(976)	(752)
Cash provided by operating activities	590	971
Investing activities:
Capital expenditures	(1,044)	(1,215)
Proceeds from asset dispositions and other	6	9
Cash used in investing activities	(1,038)	(1,206)
Financing activities:
Principal payments on debt	(12)	(12)
Proceeds from stock issuances	150	40
Dividends paid	(134)	(106)
Purchase of treasury stock	(86)	(222)
Other	(6)	(13)
Cash used in financing activities	(88)	(313)
Effect of exchange rate changes on cash	70	3
Net decrease in cash and cash equivalents	$(466)	$(545)
Cash and cash equivalents at the end of period	$3,503	$2,989

Cash flows from operating activities decreased $381 million in the first quarter of 2018 primarily due to the NotPetya cyberattack. Capital expenditures during the first three months of 2018 were lower primarily due to decreased spending at FedEx Express driven by aircraft and related equipment, partially offset by increased spending at FedEx Ground driven by sort facility expansion. See “Capital Resources” for a discussion of capital expenditures during 2018 and 2017.

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the first quarter of 2018, we repurchased 0.4 million shares of FedEx common stock at an average price of $207.92 per share for a total of $86 million. As of August 31, 2017, 15.6 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2017	2016	Percent Change
Aircraft and related equipment	$410	$592	(31)
Package handling and ground support equipment	197	197	—
Vehicles	122	149	(18)
Information technology	126	159	(21)
Facilities and other	189	118	60
Total capital expenditures	$1,044	$1,215	(14)
FedEx Express segment	$582	$831	(30)
FedEx Ground segment	327	237	38
FedEx Freight segment	28	45	(38)
FedEx Services segment	107	102	5
Total capital expenditures	$1,044	$1,215	(14)

Capital expenditures during the first quarter of 2018 were lower than the prior-year primarily due to decreased spending at FedEx Express driven by aircraft and related equipment, partially offset by increased spending at FedEx Ground driven by sort facility expansion. Aircraft and related equipment purchases at FedEx Express during the first quarter of 2018 included the delivery of three Boeing 767-300 Freighter aircraft, a reduction of three aircraft compared to the first quarter of 2017.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at August 31, 2017 included $1.2 billion of cash in offshore jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds offshore impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2018, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $5.9 billion in 2018 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and new and replacement vehicles at all our transportation segments. We invested $410 million in aircraft and aircraft-related equipment in the first quarter of 2018 and expect to invest an additional $1.8 billion for aircraft and aircraft-related equipment during the remainder of 2018.

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

During the first quarter of 2018, we made voluntary contributions totaling $250 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). We expect to make an additional $750 million contribution to our U.S. Pension Plans during 2018. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB and commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned our unsecured debt a credit rating of Baa2 and our commercial paper a rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2017. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2017. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2018 (1)	2019	2020	2021	2022	Thereafter	Total
Operating activities:
Operating leases	$1,978	$2,315	$2,016	$1,790	$1,616	$8,826	$18,541
Non-capital purchase obligations and other	537	626	489	375	205	492	2,724
Interest on long-term debt	386	546	485	472	472	8,718	11,079
Quarterly contributions to our U.S. Pension Plans	700	—	—	—	—	—	700
Investing activities:
Aircraft and aircraft-related capital commitments	1,398	1,713	1,927	1,335	1,273	2,884	10,530
Other capital purchase obligations	25	10	1	1	1	7	45
Financing activities:
Debt	4	1,350	999	—	—	12,930	15,283
Total	$5,028	$6,560	$5,917	$3,973	$3,567	$33,857	$58,902

(1)	Cash obligations for the remainder of 2018.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at August 31, 2017.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($12 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($52 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

We had $860 million in deposits and progress payments as of August 31, 2017 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. During the first quarter of 2018 we began to report TNT Express as part of the FedEx Express segment as discussed in this MD&A and Note 6 of the accompanying unaudited condensed consolidated financial statements.  As a result of this triggering event, we performed an interim goodwill impairment test on the FedEx Express and TNT Express reporting units. The estimated fair value of each of these reporting units exceeded their carrying values as of the first quarter of 2018; therefore, we do not believe that either of these reporting units was impaired either before or after the triggering event.

In addition, we do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our remaining reporting units is required as of August 31, 2017, nor do we believe the goodwill of our remaining reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “General,” “Income Taxes,” “Outlook,” “Recent Accounting Guidance,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	a significant data breach or other disruption to our technology infrastructure, which can adversely affect our reputation, business or results of operations;
•	the ongoing impact of the significant cyberattack that TNT Express experienced in the first quarter of fiscal 2018;
•	our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame;
•	damage to our reputation or loss of brand equity;
•	the price and availability of jet and vehicle fuel;
•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	our ability to achieve the FedEx Express profit improvement goal;
•

our ability to maintain good relationships with our employees and prevent attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•

the impact of costs related to (i) challenges to the status of owner-operators engaged by FedEx Ground as independent contractors and direct employers of drivers providing services on their behalf, and (ii) any related changes to our relationship with these owner-operators and their drivers;

•	the impact of the United Kingdom’s vote to leave the European Union;
•

any impact on our business from disruptions or modifications in service by, or changes in the business or financial soundness of, the U.S. Postal Service, which is a significant customer and vendor of FedEx;

•

the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•

any impacts on our businesses resulting from evolving or new domestic or international government laws and regulation, which could be unfavorable to our business, including regulatory actions affecting global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures or restrictions on free trade), labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the unions elected in 2015 to represent drivers at two FedEx Freight facilities;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2017, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2018, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2017, and this weakening had a minimal impact on our results.

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

On June 27, 2017, the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya, which involved the spread of an information systems virus through a Ukranian tax software product. The systems and data of all other FedEx companies were unaffected by the attack. While TNT Express operations and communications were significantly affected, no data breach or data loss to third parties is known to have occurred.

Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems, and substantially all TNT Express services were fully restored during the first quarter of 2018. As of the date of this filing, substantially all of TNT Express’s critical operational systems have been fully restored and critical business data has been recovered.

As a result of the cyberattack, the TNT Express internal control environment changed during the first quarter of 2018, as controls and procedures were modified in order to be properly performed. However, by the end of the first quarter of 2018, TNT Express’s internal control environment was functioning at pre-cyberattack levels.

In addition, other than the internal control environment changes described above, during our fiscal quarter ended August 31, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Therefore, based on management’s evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 8 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

TNT Express experienced a significant cyberattack in the first quarter of fiscal 2018 and the ongoing impact could negatively affect our results of operations and financial condition in the future, particularly if our continuing recovery efforts do not proceed as expected.

On June 28, 2017, we announced that the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya, which involved the spread of an information technology virus that infiltrated TNT Express systems and encrypted its data. While TNT Express core shipping services have been restored and significant progress has been made on the recovery of the TNT Express business and information technology systems, we are continuing to engage in recovery efforts. We are now focused on the restoration of certain key customer-specific specialized solutions and systems in time for the fiscal 2018 peak shipping season. Our results of operations and financial condition could be negatively impacted in the future if our recovery efforts do not proceed as expected, particularly if incremental costs or lost revenues associated with the cyberattack exceed our expectations. The following consequences or potential consequences of the cyberattack could have an adverse impact on our results of operations and financial condition in the future:

•	loss of revenue or increased bad debt expense due to delayed invoicing;
•	loss of revenue due to permanent customer loss;
•	loss of revenue due to the inability to restore certain key customer-specific specialized solutions and systems in time for the fiscal 2018 peak shipping season;
•	additional costs due to claims for service failures;
•	higher effective tax rate due to reduced international earnings;
•	remediation costs to restore systems;
•	increased operational costs due to contingency plans that remain in place;
•	investments in enhanced systems in order to prevent future attacks;
•	cost of incentives offered to customers to restore confidence and maintain business relationships;
•	reputational damage resulting in the failure to retain or attract customers;
•	costs associated with potential litigation or governmental investigations;
•	costs associated with any data breach or data loss to third parties that is discovered;
•	costs associated with the potential loss of critical business data;
•	longer and more costly integration (due to increased expenses and capital spending requirements) of TNT Express and FedEx Express; and
•	other consequences of which we are not currently aware but will discover through the ongoing remediation process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1-30, 2017	120,000	$200.61	120,000	15,900,000
July 1-31, 2017	120,000	215.55	120,000	15,780,000
Aug. 1-31, 2017	172,500	207.70	172,500	15,607,500
Total	412,500	$207.92	412,500

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 19, 2017, 15.5 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Amendment dated June 20, 2017 (but effective as of May 1, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated June 20, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated August 25, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated August 25, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated August 17, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated August 25, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated August 25, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.

10.8

Amendment dated August 28, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Ninth Amendment dated August 14, 2017 (but effective as of September 1, 2017) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.10	Separation and Release Agreement, dated July 19, 2017, between FedEx Corporation and Christine P. Richards.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: September 20, 2017	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment dated June 20, 2017 (but effective as of May 1, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated June 20, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated August 25, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated August 25, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated August 17, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated August 25, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7	Amendment dated August 25, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.

10.8

Amendment dated August 28, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Ninth Amendment dated August 14, 2017 (but effective as of September 1, 2017) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

10.10	Separation and Release Agreement, dated July 19, 2017, between FedEx Corporation and Christine P. Richards.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1