Form 10-Q
period 2017-11-30
FEDEX CORP
filed 2017-12-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 18, 2017
Common Stock, par value $0.10 per share	267,889,623

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2017 and May 31, 2017	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2017 and November 30, 2016	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2017 and November 30, 2016	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2017 and November 30, 2016	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	26
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	27
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	49
ITEM 4. Controls and Procedures	49

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	50
ITEM 1A. Risk Factors	50
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	51
ITEM 6. Exhibits	52
Signature	53
Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2017 (Unaudited)	May 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,768	$3,969
Receivables, less allowances of $353 and $252	8,655	7,599
Spare parts, supplies and fuel, less allowances of $248 and $237	533	514
Prepaid expenses and other	925	546
Total current assets	12,881	12,628
PROPERTY AND EQUIPMENT, AT COST	53,240	50,626
Less accumulated depreciation and amortization	25,950	24,645
Net property and equipment	27,290	25,981
OTHER LONG-TERM ASSETS
Goodwill	7,325	7,154
Other assets	2,785	2,789
Total other long-term assets	10,110	9,943
	$50,281	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2017 (Unaudited)	May 31, 2017
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$250	$—
Current portion of long-term debt	11	22
Accrued salaries and employee benefits	1,912	1,914
Accounts payable	3,147	2,752
Accrued expenses	2,907	3,230
Total current liabilities	8,227	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	15,180	14,909
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,088	2,485
Pension, postretirement healthcare and other benefit obligations	3,868	4,487
Self-insurance accruals	1,651	1,494
Deferred lease obligations	633	531
Deferred gains, principally related to aircraft transactions	122	137
Other liabilities	457	518
Total other long-term liabilities	9,819	9,652
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2017 and May 31, 2017	32	32
Additional paid-in capital	3,055	3,005
Retained earnings	21,785	20,833
Accumulated other comprehensive loss	(434)	(415)
Treasury stock, at cost	(7,383)	(7,382)
Total common stockholders’ investment	17,055	16,073
	$50,281	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
REVENUES	$16,313	$14,931	$31,610	$29,594
OPERATING EXPENSES:
Salaries and employee benefits	5,742	5,353	11,260	10,664
Purchased transportation	3,840	3,431	7,285	6,671
Rentals and landing fees	835	802	1,653	1,592
Depreciation and amortization	756	740	1,507	1,479
Fuel	818	658	1,521	1,308
Maintenance and repairs	665	579	1,340	1,177
Other	2,395	2,201	4,665	4,272
	15,051	13,764	29,231	27,163
OPERATING INCOME	1,262	1,167	2,379	2,431
OTHER INCOME (EXPENSE):
Interest, net	(124)	(119)	(238)	(232)
Other, net	1	30	(20)	21
	(123)	(89)	(258)	(211)
INCOME BEFORE INCOME TAXES	1,139	1,078	2,121	2,220
PROVISION FOR INCOME TAXES	364	378	750	805
NET INCOME	$775	$700	$1,371	$1,415
EARNINGS PER COMMON SHARE:
Basic	$2.89	$2.63	$5.12	$5.32
Diluted	$2.84	$2.59	$5.03	$5.24
DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40	$1.50	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2017	2016	2017	2016
NET INCOME	$775	$700	$1,371	$1,415
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $7, $21, $18, and $16	(90)	(230)	19	(218)
Amortization of prior service credit, net of tax of $11, $11, $22, and $22	(19)	(19)	(38)	(38)
	(109)	(249)	(19)	(256)
COMPREHENSIVE INCOME	$666	$451	$1,352	$1,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2017	2016
Operating Activities:
Net income	$1,371	$1,415
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,507	1,479
Provision for uncollectible accounts	116	76
Stock-based compensation	103	93
Deferred income taxes and other noncash items	327	320
Gain from sale of investment	—	(35)
Changes in assets and liabilities:
Receivables	(983)	(513)
Other assets	(338)	(250)
Accounts payable and other liabilities	(564)	67
Other, net	(41)	(17)
Cash provided by operating activities	1,498	2,635
Investing Activities:
Capital expenditures	(2,621)	(2,681)
Business acquisitions, net of cash acquired	(44)	—
Proceeds from asset dispositions and other	12	100
Cash used in investing activities	(2,653)	(2,581)
Financing Activities:
Proceeds from short-term borrowings	250	—
Principal payments on debt	(28)	(43)
Proceeds from stock issuances	205	164
Dividends paid	(268)	(213)
Purchase of treasury stock	(270)	(334)
Other, net	3	(5)
Cash used in financing activities	(108)	(431)
Effect of exchange rate changes on cash	62	(98)
Net decrease in cash and cash equivalents	(1,201)	(475)
Cash and cash equivalents at beginning of period	3,969	3,534
Cash and cash equivalents at end of period	$2,768	$3,059

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2017, the results of our operations for the three- and six-month periods ended November 30, 2017 and 2016, and cash flows for the six-month periods ended November 30, 2017 and 2016. Operating results for the three- and six-month periods ended November 30, 2017 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2018 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITION. On October 13, 2017, FedEx acquired Northwest Research, Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property, plant and equipment. The financial results of this acquired business are included in the FedEx Corporate Services, Inc. (“FedEx Services”) segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

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

Our stock-based compensation expense was $41 million for the three-month period ended November 30, 2017 and $103 million for the six-month period ended November 30, 2017. Our stock-based compensation expense was $36 million for the three-month period ended November 30, 2016 and $93 million for the six-month period ended November 30, 2016. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

During the first quarter of 2018, we early adopted the Accounting Standards Update issued by the Financial Accounting Standards Board (“FASB”) related to Intra-Entity Transfers of Assets Other Than Inventory. This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party. This new guidance had a minimal impact on our accounting and financial reporting for the second quarter and first half of 2018.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning June 1, 2018 (fiscal 2019). The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We are continuing to complete the assessment of the impact this new standard will have on our consolidated financial statements and related disclosures, including ongoing contract reviews. We do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income by $146 million in the second quarter and $292 million in the first half of 2018, and by $112 million in the second quarter and $224 million in the first half of 2017, but would not have impacted our net income in these periods. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

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

During the second quarter of 2018, we repurchased 0.8 million shares of FedEx common stock at an average price of $220.67 per share for a total of $184 million. During the first half of 2018, we repurchased 1.2 million shares of FedEx common stock at an average price of $216.45 per share for a total of $270 million. As of November 30, 2017, 14.8 million shares remained under the share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On November 17, 2017, our Board of Directors declared a quarterly dividend of $0.50 per share of common stock. The dividend will be paid on January 2, 2018 to stockholders of record as of the close of business on December 11, 2017. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Foreign currency translation loss:
Balance at beginning of period	$(576)	$(502)	$(685)	$(514)
Translation adjustments	(90)	(230)	19	(218)
Balance at end of period	(666)	(732)	(666)	(732)
Retirement plans adjustments:
Balance at beginning of period	251	326	270	345
Reclassifications from AOCI	(19)	(19)	(38)	(38)
Balance at end of period	232	307	232	307
Accumulated other comprehensive (loss) at end of period	$(434)	$(425)	$(434)	$(425)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Amortization of retirement plans prior service credits, before tax	$30	$30	$60	$60	Salaries and employee benefits
Income tax benefit	(11)	(11)	(22)	(22)	Provision for income taxes
AOCI reclassifications, net of tax	$19	$19	$38	$38	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $1.75 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at November 30, 2017. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs.

During the second quarter of 2018, we issued $250 million of commercial paper, providing us with additional short-term liquidity flexibility. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. As of November 30, 2017, $250 million of commercial paper and $255 million in letters of credit were outstanding, leaving $1.245 billion available under the revolving credit facility for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $15.1 billion at November 30, 2017 and $14.9 billion at May 31, 2017, compared with estimated fair values of $15.9 billion at November 30, 2017 and $15.5 billion at May 31, 2017. The annualized weighted average interest rate on long-term debt was 3.6% for the six-months ended November 30, 2017. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Basic earnings per common share:
Net earnings allocable to common shares(1)	$774	$700	$1,369	$1,414
Weighted-average common shares	268	266	268	266
Basic earnings per common share	$2.89	$2.63	$5.12	$5.32
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$774	$700	$1,369	$1,414
Weighted-average common shares	268	266	268	266
Dilutive effect of share-based awards	4	4	4	4
Weighted-average diluted shares	272	270	272	270
Diluted earnings per common share	$2.84	$2.59	$5.03	$5.24
Anti-dilutive options excluded from diluted earnings per common share	2.9	5.1	3.0	5.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report. Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Defined benefit pension plans	$37	$58	$74	$116
Defined contribution plans	124	112	251	231
Postretirement healthcare plans	18	19	37	38
	$179	$189	$362	$385

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2017	2016	2017	2016	2017	2016
Service cost	$170	$160	$23	$20	$9	$9
Interest cost	278	282	13	11	9	10
Expected return on plan assets	(406)	(375)	(11)	(11)	—	—
Amortization of prior service credit and other	(29)	(30)	(1)	1	—	—
	$13	$37	$24	$21	$18	$19

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2017	2016	2017	2016	2017	2016
Service cost	$340	$319	$46	$41	$18	$18
Interest cost	557	564	25	22	19	20
Expected return on plan assets	(812)	(751)	(22)	(21)	—	—
Amortization of prior service credit and other	(59)	(59)	(1)	1	—	—
	$26	$73	$48	$43	$37	$38

Contributions to our tax-qualified U.S. domestic pension plans for the six-month periods ended November 30 were as follows (in millions):

	2017	2016
Required	$268	$250
Voluntary	482	250
	$750	$500

(6) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are FedEx Express, including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, Inc. (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight services. These companies represent our major service lines and, along with FedEx Services, form the core of our reportable segments.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Revenues
FedEx Express segment	$9,354	$8,642	$18,006	$17,102
FedEx Ground segment	4,929	4,419	9,568	8,709
FedEx Freight segment	1,762	1,597	3,514	3,255
FedEx Services segment	416	414	816	809
Eliminations and other	(148)	(141)	(294)	(281)
	$16,313	$14,931	$31,610	$29,594
Operating Income
FedEx Express segment	$717	$706	$1,150	$1,316
FedEx Ground segment	521	465	1,147	1,075
FedEx Freight segment	118	88	294	223
Eliminations, corporate and other	(94)	(92)	(212)	(183)
	$1,262	$1,167	$2,379	$2,431

(7) Commitments

As of November 30, 2017, our purchase commitments under various contracts for the remainder of 2018 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2018 (remainder)	$870	$469	$1,339
2019	1,723	679	2,402
2020	1,965	525	2,490
2021	1,488	386	1,874
2022	1,451	235	1,686
Thereafter	3,334	499	3,833
Total	$10,831	$2,793	$13,624

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2017, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the second quarter of 2018, FedEx Express entered into an agreement to purchase 50 Cessna SkyCourier 408 aircraft with options to purchase up to 50 additional Cessna SkyCourier 408 aircraft. The 50 firm-order Cessna SkyCourier 408 aircraft are expected to be delivered from fiscal 2021 through 2024.

During the second quarter of 2018, FedEx Express entered into an agreement to purchase 30 ATR 72-600F aircraft with options to purchase up to 20 additional ATR 72-600F aircraft. The 30 firm-order ATR 72-600F aircraft are expected to be delivered from fiscal 2021 through 2026.

We had $684 million in deposits and progress payments as of November 30, 2017 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2017 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2018 (remainder)	-	-	8	1	9
2019	-	-	15	2	17
2020	-	-	16	3	19
2021	12	5	10	3	30
2022	12	6	10	4	32
Thereafter	26	19	6	-	51
Total	50	30	65	13	158

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2017 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2018 (remainder)	$335	$1,113	$1,448
2019	343	2,014	2,357
2020	261	1,799	2,060
2021	203	1,623	1,826
2022	185	1,464	1,649
Thereafter	175	8,746	8,921
Total	$1,502	$16,759	$18,261

Future minimum lease payments under capital leases were immaterial at November 30, 2017. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(8) Contingencies

Independent Contractor — Lawsuits and Administrative Proceedings. During the second quarter of 2018, the final objector to the $228 million settlement in the case that was remanded by the multidistrict litigation court to California and appealed to the Ninth Circuit Court of Appeals settled with plaintiffs’ counsel and FedEx Ground paid the settlement amount.

FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under a contractor model no longer in use should have been treated as employees of FedEx Ground, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in matters related to owner-operators engaged by FedEx Ground could, among other things, entitle certain owner-operators to the reimbursement of certain expenses, and their drivers to the benefit of wage-and-hour laws, and result in employment and withholding tax and benefit liability for FedEx Ground. We believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers employed by these owner-operators.

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Following motions to dismiss filed in both lawsuits, some of the claims were dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim was dismissed entirely and the New York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount or range of loss, if any, cannot be estimated at this stage of the litigation, but we expect the amount of any loss to be immaterial.

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

(9) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2017	2016
Cash payments for:
Interest (net of capitalized interest)	$238	$232
Income taxes	$617	$216
Income tax refunds received	(19)	(13)
Cash tax payments, net	$598	$203

(10) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $15.0 billion of our long-term debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$959	$342	$1,495	$(28)	$2,768
Receivables, less allowances	2	5,340	3,441	(128)	8,655
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	286	931	241	—	1,458
Total current assets	1,247	6,613	5,177	(156)	12,881
PROPERTY AND EQUIPMENT, AT COST	22	49,585	3,633	—	53,240
Less accumulated depreciation and amortization	18	24,349	1,583	—	25,950
Net property and equipment	4	25,236	2,050	—	27,290
INTERCOMPANY RECEIVABLE	1,175	3,184	—	(4,359)	—
GOODWILL	—	1,571	5,754	—	7,325
INVESTMENT IN SUBSIDIARIES	29,116	2,903	—	(32,019)	—
OTHER ASSETS	3,501	1,197	1,297	(3,210)	2,785
	$35,043	$40,704	$14,278	$(39,744)	$50,281
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$250	$—	$—	$—	$250
Current portion of long-term debt	—	1	10	—	11
Accrued salaries and employee benefits	59	1,325	528	—	1,912
Accounts payable	153	1,636	1,514	(156)	3,147
Accrued expenses	451	1,621	835	—	2,907
Total current liabilities	913	4,583	2,887	(156)	8,227
LONG-TERM DEBT, LESS CURRENT PORTION	14,872	289	19	—	15,180
INTERCOMPANY PAYABLE	—	—	4,359	(4,359)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	6,102	196	(3,210)	3,088
Other liabilities	2,203	3,642	886	—	6,731
Total other long-term liabilities	2,203	9,744	1,082	(3,210)	9,819
STOCKHOLDERS’ INVESTMENT	17,055	26,088	5,931	(32,019)	17,055
	$35,043	$40,704	$14,278	$(39,744)	$50,281

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,884	$325	$1,807	$(47)	$3,969
Receivables, less allowances	3	4,729	2,928	(61)	7,599
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	787	248	—	1,060
Total current assets	1,912	5,841	4,983	(108)	12,628
PROPERTY AND EQUIPMENT, AT COST	22	47,201	3,403	—	50,626
Less accumulated depreciation and amortization	18	23,211	1,416	—	24,645
Net property and equipment	4	23,990	1,987	—	25,981
INTERCOMPANY RECEIVABLE	1,521	2,607	—	(4,128)	—
GOODWILL	—	1,571	5,583	—	7,154
INVESTMENT IN SUBSIDIARIES	27,712	2,636	—	(30,348)	—
OTHER ASSETS	3,494	1,271	1,249	(3,225)	2,789
	$34,643	$37,916	$13,802	$(37,809)	$48,552
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$9	$13	$—	$22
Accrued salaries and employee benefits	72	1,335	507	—	1,914
Accounts payable	10	1,411	1,439	(108)	2,752
Accrued expenses	991	1,522	717	—	3,230
Total current liabilities	1,073	4,277	2,676	(108)	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	14,641	244	24	—	14,909
INTERCOMPANY PAYABLE	—	—	4,128	(4,128)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,472	238	(3,225)	2,485
Other liabilities	2,856	3,448	863	—	7,167
Total other long-term liabilities	2,856	8,920	1,101	(3,225)	9,652
STOCKHOLDERS’ INVESTMENT	16,073	24,475	5,873	(30,348)	16,073
	$34,643	$37,916	$13,802	$(37,809)	$48,552

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,044	$4,362	$(93)	$16,313
OPERATING EXPENSES:
Salaries and employee benefits	35	4,439	1,268	—	5,742
Purchased transportation	—	2,314	1,576	(50)	3,840
Rentals and landing fees	1	640	197	(3)	835
Depreciation and amortization	—	649	107	—	756
Fuel	—	746	72	—	818
Maintenance and repairs	—	584	81	—	665
Intercompany charges, net	(95)	—	95	—	—
Other	59	1,592	784	(40)	2,395
	—	10,964	4,180	(93)	15,051
OPERATING INCOME	—	1,080	182	—	1,262
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	775	40	—	(815)	—
Interest, net	(130)	11	(5)	—	(124)
Intercompany charges, net	132	(71)	(61)	—	—
Other, net	(2)	(8)	11	—	1
INCOME BEFORE INCOME TAXES	775	1,052	127	(815)	1,139
Provision for income taxes	—	225	139	—	364
NET INCOME	$775	$827	$(12)	$(815)	$775
COMPREHENSIVE INCOME	$756	$817	$(92)	$(815)	$666

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$10,997	$4,004	$(70)	$14,931
OPERATING EXPENSES:
Salaries and employee benefits	29	4,161	1,163	—	5,353
Purchased transportation	—	2,074	1,383	(26)	3,431
Rentals and landing fees	2	625	177	(2)	802
Depreciation and amortization	—	634	106	—	740
Fuel	—	584	74	—	658
Maintenance and repairs	—	504	75	—	579
Intercompany charges, net	(89)	38	51	—	—
Other	58	1,429	756	(42)	2,201
	—	10,049	3,785	(70)	13,764
OPERATING INCOME	—	948	219	—	1,167
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	700	54	—	(754)	—
Interest, net	(123)	4	—	—	(119)
Intercompany charges, net	124	(64)	(60)	—	—
Other, net	(1)	(5)	36	—	30
INCOME BEFORE INCOME TAXES	700	937	195	(754)	1,078
Provision for income taxes	—	291	87	—	378
NET INCOME	$700	$646	$108	$(754)	$700
COMPREHENSIVE INCOME	$682	$635	$(112)	$(754)	$451

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$23,611	$8,216	$(217)	$31,610
OPERATING EXPENSES:
Salaries and employee benefits	73	8,666	2,521	—	11,260
Purchased transportation	—	4,377	3,040	(132)	7,285
Rentals and landing fees	2	1,267	388	(4)	1,653
Depreciation and amortization	—	1,288	219	—	1,507
Fuel	—	1,383	138	—	1,521
Maintenance and repairs	—	1,186	154	—	1,340
Intercompany charges, net	(211)	113	98	—	—
Other	136	3,068	1,542	(81)	4,665
	—	21,348	8,100	(217)	29,231
OPERATING INCOME	—	2,263	116	—	2,379
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,371	37	—	(1,408)	—
Interest, net	(259)	24	(3)	—	(238)
Intercompany charges, net	263	(142)	(121)	—	—
Other, net	(4)	(16)	—	—	(20)
INCOME BEFORE INCOME TAXES	1,371	2,166	(8)	(1,408)	2,121
Provision for income taxes	—	624	126	—	750
NET INCOME	$1,371	$1,542	$(134)	$(1,408)	$1,371
COMPREHENSIVE INCOME	$1,334	$1,536	$(110)	$(1,408)	$1,352

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$21,900	$7,834	$(140)	$29,594
OPERATING EXPENSES:
Salaries and employee benefits	65	8,267	2,332	—	10,664
Purchased transportation	—	3,991	2,734	(54)	6,671
Rentals and landing fees	3	1,245	347	(3)	1,592
Depreciation and amortization	—	1,245	234	—	1,479
Fuel	—	1,162	146	—	1,308
Maintenance and repairs	—	1,030	147	—	1,177
Intercompany charges, net	(179)	100	79	—	—
Other	111	2,802	1,442	(83)	4,272
	—	19,842	7,461	(140)	27,163
OPERATING INCOME	—	2,058	373	—	2,431
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,415	110	—	(1,525)	—
Interest, net	(245)	13	—	—	(232)
Intercompany charges, net	246	(145)	(101)	—	—
Other, net	(1)	(10)	32	—	21
INCOME BEFORE INCOME TAXES	1,415	2,026	304	(1,525)	2,220
Provision for income taxes	—	671	134	—	805
NET INCOME	$1,415	$1,355	$170	$(1,525)	$1,415
COMPREHENSIVE INCOME	$1,378	$1,337	$(31)	$(1,525)	$1,159

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,959)	$3,504	$(66)	$19	$1,498
INVESTING ACTIVITIES
Capital expenditures	—	(2,474)	(147)	—	(2,621)
Business acquisitions, net of cash acquired	—	(44)	—	—	(44)
Proceeds from asset dispositions and other	—	12	—	—	12
CASH USED IN INVESTING ACTIVITIES	—	(2,506)	(147)	—	(2,653)
FINANCING ACTIVITIES
Net transfers from (to) Parent	947	(1,019)	72	—	—
Payment on loan between subsidiaries	167	—	(167)	—	—
Proceeds from short-term borrowings	250	—	—	—	250
Principal payments on debt	—	(18)	(10)	—	(28)
Proceeds from stock issuances	205	—	—	—	205
Dividends paid	(268)	—	—	—	(268)
Purchase of treasury stock	(270)	—	—	—	(270)
Other, net	3	—	—	—	3
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,034	(1,037)	(105)	—	(108)
Effect of exchange rate changes on cash	—	56	6	—	62
Net (decrease) increase in cash and cash equivalents	(925)	17	(312)	19	(1,201)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$959	$342	$1,495	$(28)	$2,768

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2016

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(376)	$2,550	$473	$(12)	$2,635
INVESTING ACTIVITIES
Capital expenditures	—	(2,455)	(226)	—	(2,681)
Proceeds from asset dispositions and other	84	13	3	—	100
CASH USED IN INVESTING ACTIVITIES	84	(2,442)	(223)	—	(2,581)
FINANCING ACTIVITIES
Net transfers from (to) Parent	24	(94)	70	—	—
Payment on loan between subsidiaries	8	(15)	7	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(31)	(12)	—	(43)
Proceeds from stock issuances	164	—	—	—	164
Dividends paid	(213)	—	—	—	(213)
Purchase of treasury stock	(334)	—	—	—	(334)
Other, net	4	(2)	(7)	—	(5)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(347)	(141)	57	—	(431)
Effect of exchange rate changes on cash	(5)	1	(94)	—	(98)
Net (decrease) increase in cash and cash equivalents	(644)	(32)	213	(12)	(475)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,330	$294	$1,490	$(55)	$3,059

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of November 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2017 and November 30, 2016 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2017 and November 30, 2016. These financial statements are the responsibility of the Company’s management.

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

December 20, 2017

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

As noted in our Annual Report, beginning in the first quarter of 2018, we began to report TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation. See Note 6 of the accompanying unaudited condensed consolidated financial statements for further discussion.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees, uniforms and taxes and licenses.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues	$16,313	$14,931	9		$31,610	$29,594	7
Operating income:
FedEx Express segment	717	706	2		1,150	1,316	(13)
FedEx Ground segment	521	465	12		1,147	1,075	7
FedEx Freight segment	118	88	34		294	223	32
Eliminations, corporate and other	(94)	(92)	(2)		(212)	(183)	(16)
Consolidated operating income	1,262	1,167	8		2,379	2,431	(2)
Operating margin:
FedEx Express segment	7.7%	8.2%	(50)	bp	6.4%	7.7%	(130)	bp
FedEx Ground segment	10.6%	10.5%	10	bp	12.0%	12.3%	(30)	bp
FedEx Freight segment	6.7%	5.5%	120	bp	8.4%	6.9%	150	bp
Consolidated operating margin	7.7%	7.8%	(10)	bp	7.5%	8.2%	(70)	bp
Consolidated net income	$775	$700	11		$1,371	$1,415	(3)
Diluted earnings per share	$2.84	$2.59	10		$5.03	$5.24	(4)

	Change in Revenue		Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$712	$904	$11	$(166)
FedEx Ground segment	510	859	56	72
FedEx Freight segment	165	259	30	71
FedEx Services segment	2	7	—	—
Eliminations, corporate and other	(7)	(13)	(2)	(29)
	$1,382	$2,016	$95	$(52)

Overview

Our results improved in the second quarter of 2018 primarily due to increased yields, volume growth and the favorable net impact of fuel at all of our transportation segments. These factors were partially offset by the continued impact of the NotPetya cyberattack described below. The cyberattack also drove declining results in the first half of 2018, which were partially offset by the same positive factors noted above.

Our results were negatively impacted by the NotPetya cyberattack by an estimated $100 million or $0.31 per diluted share in the second quarter of 2018 and by an estimated $400 million or $1.10 per diluted share in the first half of 2018, primarily from loss of revenue due to decreased shipments in the TNT Express network, as well as incremental costs to restore information technology systems.

As previously announced, on June 27, 2017, the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya. Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems, and substantially all TNT Express services were fully restored during the first quarter of 2018. All of TNT Express’s critical operational systems have now been fully restored, critical business data has been recovered and shipping services and solutions are back in place. However, not all customers are shipping at pre-attack volume levels. For a description of the ongoing impact of the cyberattack, see the discussion under the heading “Outlook” below.

We also incurred TNT Express integration expenses totaling an aggregate of $122 million ($91 million, net of tax, or $0.33 per diluted share) in the second quarter of 2018, a $64 million increase from the second quarter of 2017. TNT Express integration expenses were an aggregate $234 million ($173 million, net of tax, or $0.64 per diluted share) in the first half of 2018, a $108 million increase from the first half of 2017. The integration expenses are incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

In addition, our results include a tax benefit of approximately $80 million ($0.29 per diluted share) in the second quarter of 2018 attributable to foreign tax credits associated with a dividend paid from our foreign operations.

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

Revenue

Revenues increased 9% in the second quarter and 7% in the first half of 2018 due to improved performance at all of our transportation segments. Revenues at FedEx Express increased 8% in the second quarter and 5% in the first half of 2018 due to improved base yields, volume growth and favorable exchange rates, which were partially offset by the loss of volume due to the NotPetya cyberattack. At FedEx Ground, revenues increased 12% in the second quarter and 10% in the first half of 2018 due to volume growth and increased yields. FedEx Freight revenues increased 10% in the second quarter and 8% in the first half of 2018 due to higher LTL revenue per shipment and average daily LTL shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in the second quarter and first half of 2018.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	$5,742	$5,353	$11,260	$10,664
Purchased transportation	3,840	3,431	7,285	6,671
Rentals and landing fees	835	802	1,653	1,592
Depreciation and amortization	756	740	1,507	1,479
Fuel	818	658	1,521	1,308
Maintenance and repairs	665	579	1,340	1,177
Other	2,395	2,201	4,665	4,272
Total operating expenses	$15,051	$13,764	$29,231	$27,163
Operating income	$1,262	$1,167	$2,379	$2,431

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	35.2%	35.8%	35.6%	36.1%
Purchased transportation	23.6	23.0	23.1	22.5
Rentals and landing fees	5.1	5.4	5.2	5.4
Depreciation and amortization	4.6	5.0	4.8	5.0
Fuel	5.0	4.4	4.8	4.4
Maintenance and repairs	4.1	3.9	4.2	4.0
Other	14.7	14.7	14.8	14.4
Total operating expenses	92.3	92.2	92.5	91.8
Operating margin	7.7%	7.8%	7.5%	8.2%

Operating margin declined in the second quarter and first half of 2018 primarily as a result of the NotPetya cyberattack discussed above and increased TNT Express integration expenses.

Purchased transportation costs increased 12% in the second quarter and 9% in the first half of 2018 primarily due to higher volumes at all of our transportation segments, higher rates at FedEx Ground and unfavorable exchange rates at FedEx Express. Salaries and employee benefits expense increased 7% in the second quarter and 6% in the first half of 2018 primarily due to volume growth and merit increases at our transportation segments. Other expenses increased 9% in the second quarter and first half of 2018 primarily due to TNT Express integration expenses at FedEx Express and higher self-insurance reserves at FedEx Ground. Maintenance and repairs expense increased 15% in the second quarter and 14% in the first half of 2018 primarily due to the timing of aircraft maintenance events at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 24% in the second quarter and 16% in the first half of 2018 primarily due to increased fuel prices. Fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarter of 2018 and 2017 in the accompanying discussions of each of our transportation segments.

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

Beyond these factors, the manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 70% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied to the index price for the preceding month, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

The net impact of fuel had a significant benefit to operating income in the second quarter and first half of 2018 as higher fuel surcharges more than offset increased fuel prices.

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

Income Taxes

Our effective tax rate was 32.0% for the second quarter and 35.4% for the first half of 2018, compared with 35.1% in the second quarter and 36.3% for the first half of 2017. The 2018 effective tax rate benefited from foreign tax credits associated with a dividend paid from our foreign operations. We recognized approximately $80 million of this benefit in the second quarter and the full-year benefit from this dividend will be considered in our annual effective tax rate for 2018. These benefits were partially offset by the effect of the cyberattack on lower-taxed foreign earnings, changes in uncertain tax positions and tax costs incurred in the first quarter of 2018 in connection with the integration of TNT Express. For a description of pending U.S. tax legislation, see the “Outlook” section below.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2017, there were no material changes to our liabilities for unrecognized tax benefits from May 31, 2017.

Business Acquisition

On October 13, 2017, FedEx acquired Northwest Research, Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property, plant and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations.

Outlook

We expect yield and volume growth at all of our transportation segments to support revenue and earnings growth in the second half of 2018, prior to any mark-to-market benefit plans adjustment. In addition, we are implementing various cost reduction plans at FedEx Ground for the remainder of 2018. We expect ongoing, but diminishing, financial impacts from the cyberattack in the second half of 2018 in the form of lower revenues. However, we are highly focused on improving TNT Express revenues and volumes. Consequences and risks associated with the ongoing impact of the cyberattack that could negatively impact results of operations and financial condition in the future, particularly if our continuing recovery efforts do not proceed as expected, are described in Part II, Item 1A Risk Factors of this Quarterly Report on Form 10-Q. In addition, our third quarter and full-year 2018 results will be negatively affected by our TNT Express integration activities.

Our expectations for earnings growth in 2018 assumes moderate economic growth and continued recovery from the cyberattack.

During the remainder of 2018, we will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems. The integration is expected to be substantially complete by the end of 2020. We are targeting operating income improvement at the FedEx Express segment of $1.2 billion to $1.5 billion in 2020 from 2017 assuming moderate economic growth, current accounting rules and U.S. tax laws and continued recovery from the NotPetya cyberattack. This target includes TNT Express synergies, as well as base business and other operational improvements across the global FedEx Express network.

We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years to be up to $1.4 billion and expect to incur approximately $450 million of these costs during 2018. Our expected integration expenses have increased from our previous estimates of $350 million for 2018 and $800 million in total based on our decision to accelerate the integration process and to increase investments to move TNT Express information technology, operations and commercial infrastructure to FedEx infrastructure due to the recent cyberattack at TNT Express. In addition, we have identified opportunities to improve the capabilities of the integrated business for future profitability, including in periods beyond 2020. Further, a portion of the incremental integration expenses relate to the ongoing establishment of our new international corporate structure which will leverage synergies to maximize our international profitability, ultimately benefiting our effective tax rate. The timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

As of the date of this filing, Congress has passed and the President is expected to sign the Tax Cuts and Jobs Act of 2017 into law. If enacted, we estimate a tax benefit between $1.2 billion and $1.5 billion for 2018, primarily due to the revaluation of our net deferred tax liabilities as well as a lower tax rate on 2018 earnings.

Other Outlook Matters. For details on key 2018 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network, including the 29 states that had not yet begun transitioning to the ISP model. The transition to the ISP model in these 29 states is being accomplished on a district-by-district basis and is expected to be completed in the second half of calendar 2020. As of November 30, 2017, 64% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

During the first quarter of 2018, we early adopted the Accounting Standards Update issued by the Financial Accounting Standards Board (“FASB”) related to Intra-Entity Transfers of Assets Other Than Inventory. This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party. This new guidance had a minimal impact on our accounting and financial reporting for the second quarter and first half of 2018.

On May 28, 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning June 1, 2018 (fiscal 2019). The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We are continuing to complete the assessment of the impact this new standard will have on our consolidated financial statements and related disclosures, including ongoing contract reviews. We do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

On February 25, 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolios, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective for our fiscal year beginning June 1, 2019 (fiscal 2020), with a modified retrospective adoption method to the beginning of 2018.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income by $146 million in the second quarter and $292 million in the first half of 2018, and by $112 million in the second quarter and $224 million in the first half of 2017, but would not have impacted our net income in these periods. This new guidance will be effective for our fiscal year beginning June 1, 2018 (fiscal 2019) and will be applied retrospectively.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred or economy services, which provide delivery on a time-definite or day-definite basis. As discussed in our Annual Report, we are reporting TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions) and operating margin for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues:
Package:
U.S. overnight box	$1,787	$1,709	5		$3,537	$3,431	3
U.S. overnight envelope	432	422	2		882	865	2
U.S. deferred	922	834	11		1,800	1,644	9
Total U.S. domestic package revenue	3,141	2,965	6		6,219	5,940	5
International priority	1,839	1,762	4		3,580	3,477	3
International economy	815	716	14		1,585	1,409	12
Total international export package revenue	2,654	2,478	7		5,165	4,886	6
International domestic(1)	1,214	1,088	12		2,258	2,103	7
Total package revenue	7,009	6,531	7		13,642	12,929	6
Freight:
U.S.	688	612	12		1,301	1,228	6
International priority	560	476	18		1,030	925	11
International economy	481	419	15		862	828	4
International airfreight	90	93	(3)		173	186	(7)
Total freight revenue	1,819	1,600	14		3,366	3,167	6
Other(2)	526	511	3		998	1,006	(1)
Total revenues	9,354	8,642	8		18,006	17,102	5
Operating expenses:
Salaries and employee benefits	3,321	3,114	7		6,517	6,223	5
Purchased transportation	1,502	1,352	11		2,868	2,677	7
Rentals and landing fees	498	485	3		988	972	2
Depreciation and amortization	412	412	—		829	832	—
Fuel	703	565	24		1,306	1,120	17
Maintenance and repairs	447	379	18		907	772	17
Intercompany charges	505	468	8		993	930	7
Other	1,249	1,161	8		2,448	2,260	8
Total operating expenses	8,637	7,936	9		16,856	15,786	7
Operating income	$717	$706	2		$1,150	$1,316	(13)
Operating margin	7.7%	8.2%	(50)	bp	6.4%	7.7%	(130)	bp
(1)	International domestic revenues represent our international intra-country operations.
(2)	Includes FedEx Trade Networks.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	35.5%	36.0%	36.2%	36.4%
Purchased transportation	16.1	15.7	15.9	15.7
Rentals and landing fees	5.3	5.6	5.5	5.7
Depreciation and amortization	4.4	4.8	4.6	4.9
Fuel	7.5	6.5	7.3	6.5
Maintenance and repairs	4.8	4.4	5.0	4.5
Intercompany charges	5.4	5.4	5.5	5.4
Other	13.3	13.4	13.6	13.2
Total operating expenses	92.3	91.8	93.6	92.3
Operating margin	7.7%	8.2%	6.4%	7.7%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2017	2016	Change	2017	2016	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,248	1,283	(3)	1,217	1,269	(4)
U.S. overnight envelope	547	557	(2)	552	563	(2)
U.S. deferred	938	866	8	907	845	7
Total U.S. domestic ADV	2,733	2,706	1	2,676	2,677	—
International priority	544	538	1	523	519	1
International economy	277	259	7	265	248	7
Total international export ADV	821	797	3	788	767	3
International domestic(2)	2,830	2,696	5	2,622	2,500	5
Total ADV	6,384	6,199	3	6,086	5,944	2
Revenue per package (yield):
U.S. overnight box	$22.73	$21.15	7	$22.70	$21.13	7
U.S. overnight envelope	12.53	12.00	4	12.48	11.98	4
U.S. deferred	15.58	15.30	2	15.51	15.21	2
U.S. domestic composite	18.24	17.39	5	18.15	17.33	5
International priority	53.67	52.06	3	53.47	52.41	2
International economy	46.77	43.80	7	46.86	44.28	6
International export composite	51.34	49.37	4	51.25	49.78	3
International domestic(2)	6.81	6.40	6	6.73	6.57	2
Composite package yield	17.43	16.72	4	17.51	16.99	3
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,475	8,177	4	8,095	8,121	—
International priority	5,706	5,417	5	5,300	5,099	4
International economy	13,231	12,593	5	11,733	11,863	(1)
International airfreight	2,016	1,959	3	1,895	1,913	(1)
Total average daily freight pounds	29,428	28,146	5	27,023	26,996	—
Revenue per pound (yield):
U.S.	$1.29	$1.19	8	$1.26	$1.18	7
International priority	1.56	1.39	12	1.52	1.42	7
International economy	0.58	0.53	9	0.57	0.55	4
International airfreight	0.71	0.76	(7)	0.71	0.76	(7)
Composite freight yield	0.98	0.90	9	0.97	0.92	5

(1)	Package and freight statistics include only the operations of FedEx Express and TNT Express.
(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 8% in the second quarter and 5% in the first half of 2018 primarily due to improved base yields and growth in international services, as well as higher fuel surcharges and favorable exchange rates. These factors were partially offset by the NotPetya cyberattack discussed above.

U.S. domestic package yields increased 5% in the second quarter and the first half of 2018 primarily due to higher base rates and fuel surcharges. U.S. domestic average daily volume increased 1% in the second quarter and remained flat in the first half of 2018 driven by our U.S. deferred service, offset by declines in our overnight service offerings. International export package yields increased 4% in the second quarter and 3% in the first half of 2018 due to higher fuel surcharges, favorable exchange rates and favorable service mix, partially offset by lower base rates. International export average daily volumes increased 3% in the second quarter and the first half of 2018 primarily due to increased international economy shipments, partially offset by the decrease in volume due to the NotPetya cyberattack. Freight yields increased 9% in the second quarter and 5% in the first half of 2018 primarily due to higher base rates, higher fuel surcharges and favorable exchange rates. Freight average daily pounds increased 5% in the second quarter of 2018 primarily due to higher international volume, partially offset by the NotPetya cyberattack.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
U.S. Domestic and Outbound Fuel Surcharge:
Low	4.42%	2.00%	2.21%	0.96%
High	4.87	2.28	4.87	2.53
Weighted-average	4.63	2.09	3.67	1.96
International Fuel Surcharges:
Low	5.65	2.11	3.38	1.16
High	12.16	9.33	13.75	9.51
Weighted-average	10.54	7.20	9.66	7.12

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

FedEx Express Segment Operating Income

FedEx Express operating income increased in the second quarter of 2018 due to higher revenues, the positive net impact of fuel and continued cost efficiencies. However, impacts from the NotPetya cyberattack and higher TNT Express integration expenses drove a decline in operating margin in the second quarter and also drove a decline in operating income and margin in the first half of 2018.

The NotPetya cyberattack negatively affected results by an estimated $100 million in the second quarter and $400 million in the first half of 2018. Results also included $96 million of TNT Express integration expenses in the second quarter and $184 million in the first half of 2018, a $68 million increase from the second quarter and $114 million increase from the first half of 2017.

Salaries and employee benefits increased 7% in the second quarter and 5% in the first half of 2018 primarily due to merit increases, increased volume and unfavorable exchange rates. Purchased transportation increased 11% in the second quarter and 7% in the first half of 2018 due to increased volume and unfavorable exchange rates. Other expenses increased 8% in the second quarter and first half of 2018 due to increased outside service contracts primarily related to the NotPetya cyberattack, TNT Express integration expenses and unfavorable exchange rates. Maintenance and repairs increased 18% in the second quarter and 17% in the first half of 2018 due primarily to the timing of aircraft maintenance events.

Fuel expense increased 24% in the second quarter and 17% in the first half of 2018 due to increased fuel prices. However, the net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2018 as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected package statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues:
FedEx Ground	$4,521	$4,015	13		$8,762	$7,906	11
FedEx Supply Chain	408	404	1		806	803	—
Total revenues	4,929	4,419	12		9,568	8,709	10
Operating expenses:
Salaries and employee benefits	919	820	12		1,755	1,586	11
Purchased transportation	2,100	1,861	13		3,959	3,553	11
Rentals	207	189	10		408	370	10
Depreciation and amortization	177	168	5		350	331	6
Fuel	4	3	33		6	5	20
Maintenance and repairs	85	78	9		167	154	8
Intercompany charges	362	328	10		716	653	10
Other	554	507	9		1,060	982	8
Total operating expenses	4,408	3,954	11		8,421	7,634	10
Operating income	$521	$465	12		$1,147	$1,075	7
Operating margin	10.6%	10.5%	10	bp	12.0%	12.3%	(30)	bp
Average daily package volume
FedEx Ground	8,576	8,005	7		8,125	7,692	6
Revenue per package (yield)
FedEx Ground	$8.35	$7.95	5		$8.41	$8.02	5

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	18.6%	18.5%	18.3%	18.2%
Purchased transportation	42.6	42.1	41.4	40.8
Rentals	4.2	4.3	4.3	4.2
Depreciation and amortization	3.6	3.8	3.6	3.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.7	1.8	1.7	1.8
Intercompany charges	7.4	7.4	7.5	7.5
Other	11.2	11.5	11.1	11.3
Total operating expenses	89.4	89.5	88.0	87.7
Operating margin	10.6%	10.5%	12.0%	12.3%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 12% in the second quarter and 10% in the first half of 2018 due to volume growth and increased yields. Average daily volume at FedEx Ground increased 7% in the second quarter and 6% in the first half of 2018 due to continued growth in our residential and commercial services. FedEx Ground yield increased 5% during the second quarter and first half of 2018 primarily driven by higher base rates in our commercial services and higher fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Low	4.50%	3.80%	4.00%	3.30%
High	5.25	4.00	5.25	4.00
Weighted-average	5.02	3.90	4.68	3.80

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

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 12% in the second quarter and 7% in the first half of 2018 due to volume growth and increased yields. Higher purchased transportation, network expansion and staffing costs and increased self-insurance reserves partially offset these benefits and also drove the operating margin decline in the first half of 2018.

Purchased transportation expense increased 13% in the second quarter and 11% in the first half of 2018 primarily due to higher volumes and increased rates. Salaries and employee benefits expense increased 12% in the second quarter and 11% in the first half of 2018 primarily due to additional staffing to support volume growth, network expansion and merit increases. Other expense increased 9% in the second quarter and 8% in the first half of 2018 due to higher self-insurance reserves. Intercompany charges increased 10% in the second quarter and first half of 2018 due to higher allocated information technology and marketing and sales costs. Rentals and depreciation and amortization expense increased 8% in the second quarter and first half of 2018 due to network expansion.

Independent Contractor Model

FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under a contractor model no longer in use should have been treated as employees of FedEx Ground, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation. We will continue to vigorously defend ourselves in these proceedings and continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer of the drivers employed by these owner-operators.

For additional information on the FedEx Ground Independent Service Provider model, see “Other Outlook Matters” under Consolidated Results of this MD&A.

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating expenses as a percent of revenue, operating income (dollars in millions), operating margin and selected statistics for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2017	2016	Change		2017	2016	Change
Revenues	$1,762	$1,597	10		$3,514	$3,255	8
Operating expenses:
Salaries and employee benefits	828	761	9		1,630	1,533	6
Purchased transportation	271	250	8		529	509	4
Rentals	37	35	6		73	65	12
Depreciation and amortization	73	66	11		142	130	9
Fuel	112	92	22		209	183	14
Maintenance and repairs	60	55	9		117	109	7
Intercompany charges	128	124	3		254	250	2
Other	135	126	7		266	253	5
Total operating expenses	1,644	1,509	9		3,220	3,032	6
Operating income	$118	$88	34		$294	$223	32
Operating margin	6.7%	5.5%	120	bp	8.4%	6.9%	150	bp
Average daily LTL shipments (in thousands)
Priority	76.3	72.7	5		75.3	72.6	4
Economy	32.3	31.4	3		32.0	31.9	—
Total average daily LTL shipments	108.6	104.1	4		107.3	104.5	3
Weight per LTL shipment (lbs)
Priority	1,201	1,165	3		1,192	1,171	2
Economy	1,153	1,113	4		1,150	1,105	4
Composite weight per LTL shipment	1,187	1,149	3		1,180	1,151	3
LTL revenue per shipment
Priority	$232.25	$220.34	5		$229.17	$218.89	5
Economy	286.35	261.28	10		281.64	258.26	9
Composite LTL revenue per shipment	$248.36	$232.70	7		$244.81	$230.90	6
LTL yield (revenue per hundredweight)
Priority	$19.34	$18.92	2		$19.22	$18.70	3
Economy	24.84	23.48	6		24.49	23.37	5
Composite LTL yield	$20.93	$20.25	3		$20.75	$20.07	3

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Operating expenses:
Salaries and employee benefits	47.0%	47.6%	46.4%	47.1%
Purchased transportation	15.4	15.7	15.1	15.6
Rentals	2.1	2.2	2.1	2.0
Depreciation and amortization	4.1	4.1	4.0	4.0
Fuel	6.3	5.8	5.9	5.6
Maintenance and repairs	3.4	3.4	3.3	3.3
Intercompany charges	7.3	7.8	7.2	7.7
Other	7.7	7.9	7.6	7.8
Total operating expenses	93.3	94.5	91.6	93.1
Operating margin	6.7%	5.5%	8.4%	6.9%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 10% in the second quarter and 8% in the first half of 2018 primarily due to higher LTL revenue per shipment and average daily LTL shipments. LTL revenue per shipment increased 7% in the second quarter and 6% in the first half of 2018 primarily due to higher base rates driven by our ongoing yield management initiatives and higher fuel surcharges. Average daily LTL shipments increased 4% in the second quarter and 3% in the first half of 2018 due to higher demand for our LTL service offerings.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2017	2016	2017	2016
Low	22.40%	20.50%	20.90%	20.20%
High	23.20	21.00	23.20	21.00
Weighted-average	22.70	20.75	21.96	20.64

On September 18, 2017, FedEx Freight announced a 4.9% average increase in certain U.S. and other shipping rates effective January 1, 2018. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 34% in the second quarter and 32% in the first half of 2018 primarily driven by higher LTL revenue per shipment. Salaries and employee benefits increased 9% in the second quarter and 6% in the first half of 2018 driven primarily by higher staffing levels to support volume growth and merit increases. Purchased transportation increased 8% in the second quarter and 4% in the first half of 2018 due to higher volumes and increased rates, which were partially offset by the movement of certain services within FedEx Custom Critical to the FedEx Ground segment.

Fuel expense increased 22% in the second quarter and 14% in the first half of 2018 due to higher fuel prices. The net impact of fuel had a slight benefit to operating income in the second quarter and first half of 2018 as higher fuel surcharges more than offset increased fuel prices.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.8 billion at November 30, 2017, compared to $4.0 billion at May 31, 2017. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2017	2016
Operating activities:
Net income	$1,371	$1,415
Noncash charges and credits	2,053	1,968
Gain from sale of investment	—	(35)
Changes in assets and liabilities	(1,926)	(713)
Cash provided by operating activities	1,498	2,635
Investing activities:
Capital expenditures	(2,621)	(2,681)
Business acquisitions, net of cash acquired	(44)	—
Proceeds from asset dispositions and other	12	100
Cash used in investing activities	(2,653)	(2,581)
Financing activities:
Proceeds from short-term borrowings	250	—
Principal payments on debt	(28)	(43)
Proceeds from stock issuances	205	164
Dividends paid	(268)	(213)
Purchase of treasury stock	(270)	(334)
Other	3	(5)
Cash used in financing activities	(108)	(431)
Effect of exchange rate changes on cash	62	(98)
Net decrease in cash and cash equivalents	$(1,201)	$(475)
Cash and cash equivalents at the end of period	$2,768	$3,059

Cash flows from operating activities decreased $1.1 billion in the first half of 2018 primarily due to the NotPetya cyberattack, higher income tax payments, pension contributions and the payment of a previously accrued legal settlement. Capital expenditures decreased slightly during the first half of 2018 primarily due to lower spending related to package handling and ground support equipment at FedEx Ground and FedEx Express, partially offset by increased facilities and other at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2018 and 2017.

During the second quarter of 2018, we issued $250 million of commercial paper, providing us with additional short-term liquidity flexibility. Upon maturity in January 2018, we will re-evaluate our short-term liquidity needs and assess whether to issue additional commercial paper in order to maintain this short-term liquidity flexibility.

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the second quarter of 2018, we repurchased 0.8 million shares of FedEx common stock at an average price of $220.67 per share for a total of $184 million. During the first half of 2018, we repurchased 1.2 million shares of FedEx common stock at an average price of $216.45 per share for a total of $270 million. As of November 30, 2017, 14.8 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, and package handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing, tax laws and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2017/2016
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2017	2016	2017	2016	Ended	Ended
Aircraft and related equipment	$629	$443	$1,040	$1,035	42	—
Package handling and ground support equipment	217	326	414	524	(33)	(21)
Vehicles	390	369	511	518	6	(1)
Information technology	135	119	261	278	13	(6)
Facilities and other	206	209	395	326	(1)	21
Total capital expenditures	$1,577	$1,466	$2,621	$2,681	8	(2)
FedEx Express segment	$873	$723	$1,455	$1,555	21	(6)
FedEx Ground segment	420	504	747	740	(17)	1
FedEx Freight segment	172	162	199	208	6	(4)
FedEx Services segment	112	77	220	178	45	24
Total capital expenditures	$1,577	$1,466	$2,621	$2,681	8	(2)

Capital expenditures decreased slightly during the first half of 2018 primarily due to lower spending related to package handling and ground support equipment at FedEx Ground and FedEx Express, partially offset by increased facilities and other at FedEx Ground. Aircraft and related equipment purchases at FedEx Express during the first half of 2018 included the delivery of six Boeing 767-300 Freighter aircraft and three Boeing 777 Freighter aircraft.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at November 30, 2017 included $1.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2018, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

Our capital expenditures are expected to be approximately $5.9 billion in 2018 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and new and replacement vehicles at all of our transportation segments. We expect to invest an additional $1.2 billion for aircraft and aircraft-related equipment during the remainder of 2018. However, we may increase our capital expenditures in 2018 if the Tax Cuts and Jobs Act of 2017 is enacted.

During the second quarter of 2018, FedEx Express entered into an agreement to purchase 50 Cessna SkyCourier 408 aircraft with options to purchase up to 50 additional Cessna SkyCourier 408 aircraft. The 50 firm-order Cessna SkyCourier 408 aircraft are expected to be delivered from fiscal 2021 through 2024.

During the second quarter of 2018, FedEx Express entered into an agreement to purchase 30 ATR 72-600F aircraft with options to purchase up to 20 additional ATR 72-600F aircraft. The 30 firm-order ATR 72-600F aircraft are expected to be delivered from fiscal 2021 through 2026.

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

During the first half of 2018, we made contributions totaling $750 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”), of which $268 million were required. We expect to make an additional $250 million contribution to our U.S. Pension Plans during 2018. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2017. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2017. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2018 (1)	2019	2020	2021	2022	Thereafter	Total
Operating activities:
Operating leases	$1,448	$2,357	$2,060	$1,826	$1,649	$8,921	$18,261
Non-capital purchase obligations and other	426	677	524	385	234	492	2,738
Interest on long-term debt	291	546	484	472	472	8,719	10,984
Quarterly contributions to our U.S. Pension Plans	15	—	—	—	—	—	15
Investing activities:
Aircraft and aircraft-related capital commitments	870	1,723	1,965	1,488	1,451	3,334	10,831
Other capital purchase obligations	66	2	1	1	1	7	78
Financing activities:
Debt	3	1,350	997	—	—	12,928	15,278
Total	$3,119	$6,655	$6,031	$4,172	$3,807	$34,401	$58,185

(1)	Cash obligations for the remainder of 2018.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 7 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at November 30, 2017.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($38 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($39 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

We had $684 million in deposits and progress payments as of November 30, 2017 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2017, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Income Taxes,” “Outlook,” “Recent Accounting Guidance,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;
•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;
•	a significant data breach or other disruption to our technology infrastructure, which can adversely affect our reputation, business or results of operations;
•	the ongoing impact of the significant cyberattack that TNT Express experienced in the first quarter of fiscal 2018;
•	our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame or at the expected cost;
•	damage to our reputation or loss of brand equity;
•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•	the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to fluctuating fuel prices) or to maintain or grow our market share;
•	our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill;
•	our ability to achieve the FedEx Express profit improvement goal;
•

our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the union elected in 2015 to represent drivers at a FedEx Freight facility;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2017, there had been no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2018, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2017, and this strengthening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2017 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2017, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 28, 2017, we announced that the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya, which involved the spread of an information technology virus that infiltrated TNT Express systems and encrypted its data. While TNT Express’s critical operational systems have been fully restored, critical business data has been recovered and shipping services and solutions are back in place, not all customers are shipping at pre-attack volume levels and we are continuing to engage in related recovery efforts. Our results of operations and financial condition could be negatively impacted in the future if our recovery efforts do not proceed as expected, particularly if lost revenues or incremental costs associated with the cyberattack exceed our expectations. The following consequences or potential consequences of the cyberattack could have an adverse impact on our results of operations and financial condition in the future:

•	loss of revenue due to permanent customer loss;
•	additional costs due to claims for service failures;
•	higher effective tax rate due to reduced international earnings;
•	longer and more costly integration (due to increased expenses and capital spending requirements) of TNT Express and FedEx Express;
•	investments in enhanced systems in order to prevent future attacks;
•	cost of incentives offered to customers to restore confidence and maintain business relationships;
•	reputational damage resulting in the failure to retain or attract customers;
•	costs associated with potential litigation or governmental investigations;
•	costs associated with any data breach or data loss to third parties that is discovered; and
•	other consequences of which we are not currently aware but may subsequently discover.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2017	195,000	$216.32	195,000	15,412,500
Oct. 1-31, 2017	330,000	223.80	330,000	15,082,500
Nov. 1-30, 2017	307,500	220.08	307,500	14,775,000
Total	832,500	$220.67	832,500

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 19, 2017, 14.6 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Amendment dated October 16, 2017 (but effective as of May 1, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated October 16, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated October 16, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated October 16, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated October 16, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9	Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.

10.10

Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11

Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.12	FedEx Corporation 2010 Omnibus Stock Incentive Plan, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: December 20, 2017	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1

Amendment dated October 16, 2017 (but effective as of May 1, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and Federal Express Corporation (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated October 16, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated October 16, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated October 16, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated October 16, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9	Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.

10.10

Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11

Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and Federal Express Corporation. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.12	FedEx Corporation 2010 Omnibus Stock Incentive Plan, as amended.

12.1	Computation of Ratio of Earnings to Fixed Charges.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files.

E-1