Form 10-Q
period 2018-02-28
FEDEX CORP
filed 2018-03-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 19, 2018
Common Stock, par value $0.10 per share	267,215,207

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 28, 2018 and May 31, 2017	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2018 and 2017	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2018 and 2017	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2018 and 2017	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	27
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	28
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4. Controls and Procedures	51

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	52
ITEM 1A. Risk Factors	52
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
ITEM 6. Exhibits	55
Signature	57
Exhibit Index	E-1

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2018 (Unaudited)	May 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,789	$3,969
Receivables, less allowances of $373 and $252	8,671	7,599
Spare parts, supplies and fuel, less allowances of $258 and $237	523	514
Prepaid expenses and other	1,592	546
Total current assets	13,575	12,628
PROPERTY AND EQUIPMENT, AT COST	54,377	50,626
Less accumulated depreciation and amortization	26,680	24,645
Net property and equipment	27,697	25,981
OTHER LONG-TERM ASSETS
Goodwill	7,464	7,154
Other assets	3,115	2,789
Total other long-term assets	10,579	9,943
	$51,851	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2018 (Unaudited)	May 31, 2017
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$799	$—
Current portion of long-term debt	764	22
Accrued salaries and employee benefits	1,945	1,914
Accounts payable	3,102	2,752
Accrued expenses	2,893	3,230
Total current liabilities	9,503	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	16,017	14,909
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,401	2,485
Pension, postretirement healthcare and other benefit obligations	2,181	4,487
Self-insurance accruals	1,715	1,494
Deferred lease obligations	532	531
Deferred gains, principally related to aircraft transactions	124	137
Other liabilities	484	518
Total other long-term liabilities	7,437	9,652
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2018 and May 31, 2017	32	32
Additional paid-in capital	3,085	3,005
Retained earnings	23,710	20,833
Accumulated other comprehensive loss	(357)	(415)
Treasury stock, at cost	(7,576)	(7,382)
Total common stockholders’ investment	18,894	16,073
	$51,851	$48,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
REVENUES	$16,526	$14,997	$48,136	$44,591
OPERATING EXPENSES:
Salaries and employee benefits	5,981	5,395	17,241	16,059
Purchased transportation	3,935	3,498	11,220	10,169
Rentals and landing fees	873	834	2,526	2,426
Depreciation and amortization	786	762	2,293	2,241
Fuel	914	735	2,435	2,043
Maintenance and repairs	628	588	1,968	1,765
Other	2,408	2,160	7,073	6,432
	15,525	13,972	44,756	41,135
OPERATING INCOME	1,001	1,025	3,380	3,456
OTHER INCOME (EXPENSE):
Interest, net	(125)	(122)	(363)	(354)
Other, net	(2)	(4)	(22)	17
	(127)	(126)	(385)	(337)
INCOME BEFORE INCOME TAXES	874	899	2,995	3,119
PROVISION FOR INCOME TAXES	(1,200)	337	(450)	1,142
NET INCOME	$2,074	$562	$3,445	$1,977
EARNINGS PER COMMON SHARE:
Basic	$7.74	$2.11	$12.85	$7.43
Diluted	$7.59	$2.07	$12.63	$7.31
DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40	$2.00	$1.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2018	2017	2018	2017
NET INCOME	$2,074	$562	$3,445	$1,977
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax of $9, $3, $26, and $19	100	110	119	(108)
Amortization of prior service credit, net of tax of $7, $12, $29, and $34	(23)	(19)	(61)	(57)
	77	91	58	(165)
COMPREHENSIVE INCOME	$2,151	$653	$3,503	$1,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28,
	2018	2017
Operating Activities:
Net income	$3,445	$1,977
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,293	2,241
Provision for uncollectible accounts	177	115
Stock-based compensation	135	123
Deferred income taxes and other noncash items	(914)	474
Gain from sale of investment	—	(35)
Changes in assets and liabilities:
Receivables	(986)	(340)
Other assets	(151)	(235)
Accounts payable and other liabilities	(2,781)	(1,642)
Other, net	(56)	(33)
Cash provided by operating activities	1,162	2,645
Investing Activities:
Capital expenditures	(3,994)	(3,790)
Business acquisitions, net of cash acquired	(44)	—
Proceeds from asset dispositions and other	21	123
Cash used in investing activities	(4,017)	(3,667)
Financing Activities:
Proceeds from short-term borrowings, net	797	—
Principal payments on debt	(31)	(49)
Proceeds from debt issuances	1,481	1,190
Proceeds from stock issuances	284	265
Dividends paid	(402)	(319)
Purchase of treasury stock	(558)	(358)
Other, net	6	2
Cash provided by financing activities	1,577	731
Effect of exchange rate changes on cash	98	(70)
Net decrease in cash and cash equivalents	(1,180)	(361)
Cash and cash equivalents at beginning of period	3,969	3,534
Cash and cash equivalents at end of period	$2,789	$3,173

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2018, the results of our operations for the three- and nine-month periods ended February 28, 2018 and 2017, and cash flows for the nine-month periods ended February 28, 2018 and 2017. Operating results for the three- and nine-month periods ended February 28, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2018.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2018 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

BUSINESS ACQUISITION. On October 13, 2017, FedEx acquired Northwest Research, Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Corporate Services, Inc. (“FedEx Services”) segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

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

Our stock-based compensation expense was $32 million for the three-month period ended February 28, 2018 and $135 million for the nine-month period ended February 28, 2018. Our stock-based compensation expense was $31 million for the three-month period ended February 28, 2017 and $123 million for the nine-month period ended February 28, 2017. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the Tax Cuts and Jobs Act (“TCJA”). See Note 5 for further discussion related to applying this guidance.

During the first quarter of 2018, we early adopted the Accounting Standards Update issued by the Financial Accounting Standards Board (“FASB”) related to Intra-Entity Transfers of Assets Other Than Inventory. This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party. This new guidance had an immaterial impact on our accounting and financial reporting for the third quarter and nine months of 2018.

In January 2017, the FASB issued an Accounting Standards Update that simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance will be applied prospectively and will be effective for us beginning June 1, 2020 (fiscal 2021). Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. We expect to early adopt the guidance during the fourth quarter of 2018.

In 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. This standard will be effective for us beginning June 1, 2018 (fiscal 2019). The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We are finalizing the assessment of the impact this new standard will have on our consolidated financial statements and related disclosures, including ongoing contract reviews, which will be completed by the end of 2018. We do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income by $143 million in the third quarter and $436 million in the nine months of 2018, and by $113 million in the third quarter and $337 million in the nine months of 2017, but would not have impacted our net income in these periods. This new guidance will be effective June 1, 2018 and will be applied retrospectively.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on our balance sheet in excess of $13 billion, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective June 1, 2019 (fiscal 2020).

In February 2018, the FASB issued an Accounting Standards Update that will permit companies to reclassify the income tax effect of the TCJA on items within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. These changes will be effective June 1, 2019 (fiscal 2020).

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

During the third quarter of 2018, we repurchased 1.2 million shares of FedEx common stock at an average price of $248.73 per share for a total of $288 million. During the nine months of 2018, we repurchased 2.4 million shares of FedEx common stock at an average price of $232.00 per share for a total of $558 million. As of February 28, 2018, 13.6 million shares remained under the current share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On February 16, 2018, our Board of Directors declared a quarterly dividend of $0.50 per share of common stock. The dividend will be paid on April 2, 2018 to stockholders of record as of the close of business on March 12, 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Foreign currency translation loss:
Balance at beginning of period	$(666)	$(732)	$(685)	$(514)
Translation adjustments	100	110	119	(108)
Balance at end of period	(566)	(622)	(566)	(622)
Retirement plans adjustments:
Balance at beginning of period	232	307	270	345
Reclassifications from AOCI	(23)	(19)	(61)	(57)
Balance at end of period	209	288	209	288
Accumulated other comprehensive (loss) at end of period	$(357)	$(334)	$(357)	$(334)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Amortization of retirement plans prior service credits, before tax	$30	$31	$90	$91	Salaries and employee benefits
Income tax benefit	(7)	(12)	(29)	(34)	Provision for income taxes
AOCI reclassifications, net of tax	$23	$19	$61	$57	Net income

(3) Financing Arrangements

We have a shelf registration statement with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the third quarter of 2018, we issued $1.5 billion of senior unsecured debt under our current shelf registration statement, comprised of $500 million of 3.40% fixed-rate notes due in February 2028, and $1 billion of 4.05% fixed-rate notes due in February 2048. Interest on these notes is paid semi-annually. We used the net proceeds for a voluntary incremental contribution in February 2018 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”).

During the quarter, we amended our five-year revolving credit facility to increase the aggregate amount available under the facility from $1.75 billion to $2.0 billion. The facility, which expires in November 2020 and includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash pension mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.2 to 1.0 at February 28, 2018. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with this financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs.

During the third quarter of 2018, we issued commercial paper which provided us with additional short-term liquidity. The maximum outstanding during the quarter was $800 million. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. As of February 28, 2018, $800 million of commercial paper and $54 million in letters of credit were outstanding, leaving $1.146 billion available under the revolving credit facility for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $16.7 billion at February 28, 2018 and $14.9 billion at May 31, 2017, compared with estimated fair values of $17.0 billion at February 28, 2018 and $15.5 billion at May 31, 2017. The annualized weighted-average interest rate on long-term debt was 3.6% at February 28, 2018. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Basic earnings per common share:
Net earnings allocable to common shares(1)	$2,071	$561	$3,441	$1,974
Weighted-average common shares	268	266	268	266
Basic earnings per common share	$7.74	$2.11	$12.85	$7.43
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$2,071	$561	$3,441	$1,974
Weighted-average common shares	268	266	268	266
Dilutive effect of share-based awards	5	5	4	4
Weighted-average diluted shares	273	271	272	270
Diluted earnings per common share	$7.59	$2.07	$12.63	$7.31
Anti-dilutive options excluded from diluted earnings per common share	1.9	4.0	2.6	4.7

(1)Net earnings available to participating securities were immaterial in all periods presented.

(5) Income Taxes

On December 22, 2017, the United States government enacted comprehensive tax legislation through the TCJA. The TCJA significantly changes the U.S. corporate income tax system including, among other things, lowering the statutory federal income tax rate from 35% to 21%, eliminating or reducing certain income tax deductions, and implementing a modified territorial tax system that includes a one-time transition tax on previously deferred foreign earnings. Due to our May 31 fiscal year end, the lower rate will be phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a 21% statutory federal rate for subsequent years.

In December 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides for a measurement period of up to one year from the enactment date for companies to complete the accounting for the initial income tax effects of the TCJA. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting is complete and provide a provisional estimate (where determinable) of the income tax effects of the TCJA where the accounting is incomplete. The provisional estimate is required to be updated throughout the measurement period.

As of February 28, 2018, we have not completed our initial accounting of the tax effects of the TCJA; however, where determinable, we have made an estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the quarter, we recognized a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability and a provisional benefit of $36 million from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings.

In addition to the provisional amounts above, we recognized a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in February 2018 and a benefit of $165 million related to a lower statutory income tax rate on fiscal 2018 year-to-date earnings.

The following table provides a reconciliation of the 2017 effective tax rates to the 2018 effective tax rates, including the impact of the TCJA, for the periods ended February 28:

	Three Months Ended	Nine Months Ended
	2018	2018
2017 Effective Tax Rate	37.5%	36.6%
Remeasurement of net U.S. deferred tax liability	(131.5)	(38.4)
Effect of February 2018 pension contribution (a)	(23.3)	(6.8)
Lower statutory tax rate	(18.9)	(5.5)
Transition tax	(4.1)	(1.2)
Other (b)	3.0	0.3
2018 Effective Tax Rate	(137.3)%	(15.0)%
(a)	The benefit is from the pension contribution deducted on our 2017 tax return at a tax rate of 35%.
(b)

The 2018 tax rates were negatively impacted by the effect of the NotPetya cyberattack, changes in uncertain tax positions and tax rate impacts on changes in deferred tax items after the TCJA enactment and were favorably impacted from foreign tax credits associated with a second quarter dividend from foreign operations.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Defined benefit pension plans	$39	$57	$113	$173
Defined contribution plans	135	117	386	348
Postretirement healthcare plans	19	19	56	57
	$193	$193	$555	$578

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Service cost	$169	$160	$23	$20	$9	$9
Interest cost	279	282	12	11	10	10
Expected return on plan assets	(406)	(375)	(10)	(9)	—	—
Amortization of prior service credit and other	(29)	(30)	1	(2)	—	—
	$13	$37	$26	$20	$19	$19

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Service cost	$509	$479	$69	$61	$27	$27
Interest cost	836	846	37	33	29	30
Expected return on plan assets	(1,218)	(1,126)	(32)	(30)	—	—
Amortization of prior service credit and other	(88)	(89)	—	(1)	—	—
	$39	$110	$74	$63	$56	$57

Contributions to our U.S. Pension Plans for the nine-month periods ended February 28 were as follows (in millions):

	2018	2017
Required	$22	$444
Voluntary	2,478	1,306
	$2,500	$1,750

During the third quarter of 2018, we made voluntary contributions to our U.S. Pension Plans of $1.75 billion.

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

Effective March 1, 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks, Inc. in the FedEx Express segment. The realignment allows us to improve our ability to deliver the capabilities of our specialty companies to customers. The new structure includes FedEx Custom Critical, FedEx Cross Border, FedEx Supply Chain, FedEx Trade Networks Transport & Brokerage and, effective June 1, 2018, a new company called FedEx Forward Depots. Prior period segment results will be recast to conform to current year presentation beginning in the fourth quarter of 2018.

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

The following table provides a reconciliation of reportable segment revenues and operating income to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Revenues
FedEx Express segment	$9,370	$8,569	$27,376	$25,671
FedEx Ground segment	5,222	4,688	14,790	13,397
FedEx Freight segment	1,694	1,492	5,208	4,747
FedEx Services segment	397	389	1,213	1,198
Eliminations and other	(157)	(141)	(451)	(422)
	$16,526	$14,997	$48,136	$44,591
Operating Income
FedEx Express segment	$424	$557	$1,574	$1,873
FedEx Ground segment	634	515	1,781	1,590
FedEx Freight segment	55	41	349	264
Eliminations, corporate and other	(112)	(88)	(324)	(271)
	$1,001	$1,025	$3,380	$3,456

(8) Commitments

As of February 28, 2018, our purchase commitments under various contracts for the remainder of 2018 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft-Related	Other(1)	Total
2018 (remainder)	$516	$254	$770
2019	1,789	725	2,514
2020	1,931	621	2,552
2021	1,244	400	1,644
2022	1,364	251	1,615
Thereafter	3,314	508	3,822
Total	$10,158	$2,759	$12,917

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2018, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and three Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the quarter, FedEx Express entered into an agreement to accelerate the delivery of two B777F aircraft from 2021 to 2020, one B777F aircraft from 2021 to 2019, and one B777F aircraft from 2022 to 2020.

We had $922 million in deposits and progress payments as of February 28, 2018 on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2018 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2018 (remainder)	-	-	4	1	5
2019	-	-	15	3	18
2020	-	-	16	6	22
2021	12	5	10	-	27
2022	12	6	10	3	31
Thereafter	26	19	6	-	51
Total	50	30	61	13	154

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2018 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2018 (remainder)	$47	$585	$632
2019	343	2,065	2,408
2020	261	1,854	2,115
2021	203	1,675	1,878
2022	185	1,510	1,695
Thereafter	175	9,018	9,193
Total	$1,214	$16,707	$17,921

Future minimum lease payments under capital leases were immaterial at February 28, 2018. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Following motions to dismiss filed in both lawsuits, some of the claims were dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim was dismissed entirely and the New York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The likelihood of loss is reasonably possible, but the amount or range of loss, if any, cannot be estimated at this stage of the litigation. We expect the amount of any loss to be immaterial.

On July 10, 2017, the City of New York and the State of New York filed a third lawsuit against FedEx Ground and included FedEx Freight as a co-defendant. This additional case identifies no shippers or shipments, but generally alleges violations of the same laws that are the subject of the other two lawsuits. The amount or range of loss, if any, cannot be estimated at this stage of the lawsuit.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On September 9, 2016, FedEx Supply Chain received a written offer from several District Attorneys’ Offices in California to settle a civil action that the District Attorneys intend to file against FedEx Supply Chain for alleged violations of the state’s hazardous waste regulations. Specifically, the District Attorneys’ Offices allege FedEx Supply Chain unlawfully disposed of hazardous waste at one of its California facilities and caused the illegal transportation and disposal of hazardous waste from the retail stores of a FedEx Supply Chain customer at this same facility. The District Attorneys allege these violations began in 2006 and continued until the facility closed in the spring of 2015. In March 2018, we settled this matter for an immaterial amount, and the settlement agreement has been approved by the court. We have been reimbursed by the sellers of GENCO for the amount of the settlement.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2018	2017
Cash payments for:
Interest (net of capitalized interest)	$430	$400
Income taxes	$707	$294
Income tax refunds received	(59)	(16)
Cash tax payments, net	$648	$278

(11) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $16.6 billion of our long-term debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$957	$375	$1,494	$(37)	$2,789
Receivables, less allowances	1	5,308	3,462	(100)	8,671
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	920	928	267	—	2,115
Total current assets	1,878	6,611	5,223	(137)	13,575
PROPERTY AND EQUIPMENT, AT COST	22	50,601	3,754	—	54,377
Less accumulated depreciation and amortization	18	24,999	1,663	—	26,680
Net property and equipment	4	25,602	2,091	—	27,697
INTERCOMPANY RECEIVABLE	1,401	2,508	130	(4,039)	—
GOODWILL	—	1,571	5,893	—	7,464
INVESTMENT IN SUBSIDIARIES	31,295	2,928	—	(34,223)	—
OTHER ASSETS	2,706	1,566	1,268	(2,425)	3,115
	$37,284	$40,786	$14,605	$(40,824)	$51,851
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$799	$—	$—	$—	$799
Current portion of long-term debt	750	6	8	—	764
Accrued salaries and employee benefits	69	1,362	514	—	1,945
Accounts payable	149	1,483	1,607	(137)	3,102
Accrued expenses	379	1,605	909	—	2,893
Total current liabilities	2,146	4,456	3,038	(137)	9,503
LONG-TERM DEBT, LESS CURRENT PORTION	15,713	288	16	—	16,017
INTERCOMPANY PAYABLE	—	—	4,039	(4,039)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	4,285	541	(2,425)	2,401
Other liabilities	531	3,605	900	—	5,036
Total other long-term liabilities	531	7,890	1,441	(2,425)	7,437
STOCKHOLDERS’ INVESTMENT	18,894	28,152	6,071	(34,223)	18,894
	$37,284	$40,786	$14,605	$(40,824)	$51,851

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2017

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,884	$325	$1,807	$(47)	$3,969
Receivables, less allowances	3	4,729	2,928	(61)	7,599
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	787	248	—	1,060
Total current assets	1,912	5,841	4,983	(108)	12,628
PROPERTY AND EQUIPMENT, AT COST	22	47,201	3,403	—	50,626
Less accumulated depreciation and amortization	18	23,211	1,416	—	24,645
Net property and equipment	4	23,990	1,987	—	25,981
INTERCOMPANY RECEIVABLE	1,521	2,607	—	(4,128)	—
GOODWILL	—	1,571	5,583	—	7,154
INVESTMENT IN SUBSIDIARIES	27,712	2,636	—	(30,348)	—
OTHER ASSETS	3,494	1,271	1,249	(3,225)	2,789
	$34,643	$37,916	$13,802	$(37,809)	$48,552
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$9	$13	$—	$22
Accrued salaries and employee benefits	72	1,335	507	—	1,914
Accounts payable	10	1,411	1,439	(108)	2,752
Accrued expenses	991	1,522	717	—	3,230
Total current liabilities	1,073	4,277	2,676	(108)	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	14,641	244	24	—	14,909
INTERCOMPANY PAYABLE	—	—	4,128	(4,128)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,472	238	(3,225)	2,485
Other liabilities	2,856	3,448	863	—	7,167
Total other long-term liabilities	2,856	8,920	1,101	(3,225)	9,652
STOCKHOLDERS’ INVESTMENT	16,073	24,475	5,873	(30,348)	16,073
	$34,643	$37,916	$13,802	$(37,809)	$48,552

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,433	$4,229	$(136)	$16,526
OPERATING EXPENSES:
Salaries and employee benefits	39	4,623	1,319	—	5,981
Purchased transportation	—	2,459	1,560	(84)	3,935
Rentals and landing fees	2	684	189	(2)	873
Depreciation and amortization	1	670	115	—	786
Fuel	—	837	77	—	914
Maintenance and repairs	1	543	84	—	628
Intercompany charges, net	(114)	185	(71)	—	—
Other	71	1,596	791	(50)	2,408
	—	11,597	4,064	(136)	15,525
OPERATING INCOME	—	836	165	—	1,001
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,074	2	—	(2,076)	—
Interest, net	(137)	11	1	—	(125)
Intercompany charges, net	140	(78)	(62)	—	—
Other, net	(3)	104	(103)	—	(2)
INCOME BEFORE INCOME TAXES	2,074	875	1	(2,076)	874
Provision for income taxes	—	(1,197)	(3)	—	(1,200)
NET INCOME	$2,074	$2,072	$4	$(2,076)	$2,074
COMPREHENSIVE INCOME	$2,051	$2,069	$107	$(2,076)	$2,151

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$11,275	$3,794	$(72)	$14,997
OPERATING EXPENSES:
Salaries and employee benefits	29	4,210	1,156	—	5,395
Purchased transportation	—	2,219	1,306	(27)	3,498
Rentals and landing fees	1	657	177	(1)	834
Depreciation and amortization	1	649	112	—	762
Fuel	—	657	78	—	735
Maintenance and repairs	1	514	73	—	588
Intercompany charges, net	(87)	(33)	120	—	—
Other	55	1,428	721	(44)	2,160
	—	10,301	3,743	(72)	13,972
OPERATING INCOME	—	974	51	—	1,025
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	562	(41)	—	(521)	—
Interest, net	(129)	6	1	—	(122)
Intercompany charges, net	130	(79)	(51)	—	—
Other, net	(1)	(118)	115	—	(4)
INCOME BEFORE INCOME TAXES	562	742	116	(521)	899
Provision for income taxes	—	280	57	—	337
NET INCOME	$562	$462	$59	$(521)	$562
COMPREHENSIVE INCOME	$543	$444	$187	$(521)	$653

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$36,044	$12,445	$(353)	$48,136
OPERATING EXPENSES:
Salaries and employee benefits	112	13,289	3,840	—	17,241
Purchased transportation	—	6,836	4,600	(216)	11,220
Rentals and landing fees	4	1,951	577	(6)	2,526
Depreciation and amortization	1	1,958	334	—	2,293
Fuel	—	2,220	215	—	2,435
Maintenance and repairs	1	1,729	238	—	1,968
Intercompany charges, net	(325)	298	27	—	—
Other	207	4,664	2,333	(131)	7,073
	—	32,945	12,164	(353)	44,756
OPERATING INCOME	—	3,099	281	—	3,380
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	3,445	39	—	(3,484)	—
Interest, net	(396)	35	(2)	—	(363)
Intercompany charges, net	403	(220)	(183)	—	—
Other, net	(7)	88	(103)	—	(22)
INCOME BEFORE INCOME TAXES	3,445	3,041	(7)	(3,484)	2,995
Provision for income taxes	—	(573)	123	—	(450)
NET INCOME	$3,445	$3,614	$(130)	$(3,484)	$3,445
COMPREHENSIVE INCOME	$3,385	$3,605	$(3)	$(3,484)	$3,503

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$33,175	$11,628	$(212)	$44,591
OPERATING EXPENSES:
Salaries and employee benefits	94	12,477	3,488	—	16,059
Purchased transportation	—	6,210	4,040	(81)	10,169
Rentals and landing fees	4	1,902	524	(4)	2,426
Depreciation and amortization	1	1,894	346	—	2,241
Fuel	—	1,819	224	—	2,043
Maintenance and repairs	1	1,544	220	—	1,765
Intercompany charges, net	(266)	67	199	—	—
Other	166	4,230	2,163	(127)	6,432
	—	30,143	11,204	(212)	41,135
OPERATING INCOME	—	3,032	424	—	3,456
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,977	69	—	(2,046)	—
Interest, net	(374)	19	1	—	(354)
Intercompany charges, net	376	(224)	(152)	—	—
Other, net	(2)	(128)	147	—	17
INCOME BEFORE INCOME TAXES	1,977	2,768	420	(2,046)	3,119
Provision for income taxes	—	951	191	—	1,142
NET INCOME	$1,977	$1,817	$229	$(2,046)	$1,977
COMPREHENSIVE INCOME	$1,921	$1,781	$156	$(2,046)	$1,812

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,537)	$4,664	$25	$10	$1,162
INVESTING ACTIVITIES
Capital expenditures	—	(3,746)	(248)	—	(3,994)
Business acquisitions, net of cash acquired	—	(44)	—	—	(44)
Proceeds from asset dispositions and other	(5)	23	3	—	21
CASH USED IN INVESTING ACTIVITIES	(5)	(3,767)	(245)	—	(4,017)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	797	—	—	—	797
Net transfers from (to) Parent	807	(895)	88	—	—
Payment on loan between subsidiaries	210	—	(210)	—	—
Proceeds from debt issuances	1,481	—	—	—	1,481
Principal payments on debt	—	(17)	(14)	—	(31)
Proceeds from stock issuances	284	—	—	—	284
Dividends paid	(402)	—	—	—	(402)
Purchase of treasury stock	(558)	—	—	—	(558)
Other, net	2	4	—	—	6
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	2,621	(908)	(136)	—	1,577
Effect of exchange rate changes on cash	(6)	61	43	—	98
Net (decrease) increase in cash and cash equivalents	(927)	50	(313)	10	(1,180)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$957	$375	$1,494	$(37)	$2,789

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,497)	$3,615	$529	$(2)	$2,645
INVESTING ACTIVITIES
Capital expenditures	—	(3,456)	(334)	—	(3,790)
Proceeds from asset dispositions and other	85	16	22	—	123
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	85	(3,440)	(312)	—	(3,667)
FINANCING ACTIVITIES
Net transfers from (to) Parent	117	(148)	31	—	—
Payment on loan between subsidiaries	36	(15)	(21)	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(33)	(16)	—	(49)
Proceeds from debt issuances	1,190	—	—	—	1,190
Proceeds from stock issuances	265	—	—	—	265
Dividends paid	(319)	—	—	—	(319)
Purchase of treasury stock	(358)	—	—	—	(358)
Other, net	(8)	(12)	22	—	2
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	923	(207)	15	—	731
Effect of exchange rate changes on cash	(10)	7	(67)	—	(70)
Net (decrease) increase in cash and cash equivalents	(499)	(25)	165	(2)	(361)
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,475	$301	$1,442	$(45)	$3,173

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

We have reviewed the condensed consolidated balance sheet of FedEx Corporation as of February 28, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2018 and February 28, 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2018 and February 28, 2017. These financial statements are the responsibility of the Company’s management.

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

March 21, 2018

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

As noted in our Annual Report, beginning in the first quarter of 2018, we began to report TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation. See Note 7 of the accompanying unaudited condensed consolidated financial statements for further discussion.

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

The majority of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with the change in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volume. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), insurance, professional fees, taxes and licenses and uniforms.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues	$16,526	$14,997	10		$48,136	$44,591	8
Operating income:
FedEx Express segment	424	557	(24)		1,574	1,873	(16)
FedEx Ground segment	634	515	23		1,781	1,590	12
FedEx Freight segment	55	41	34		349	264	32
Eliminations, corporate and other	(112)	(88)	(27)		(324)	(271)	(20)
Consolidated operating income	1,001	1,025	(2)		3,380	3,456	(2)
Operating margin:
FedEx Express segment	4.5%	6.5%	(200)	bp	5.7%	7.3%	(160)	bp
FedEx Ground segment	12.1%	11.0%	110	bp	12.0%	11.9%	10	bp
FedEx Freight segment	3.2%	2.7%	50	bp	6.7%	5.6%	110	bp
Consolidated operating margin	6.1%	6.8%	(70)	bp	7.0%	7.8%	(80)	bp
Consolidated net income	$2,074	$562	269		$3,445	$1,977	74
Diluted earnings per share	$7.59	$2.07	267		$12.63	$7.31	73

	Change in Revenue		Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$801	$1,705	$(133)	$(299)
FedEx Ground segment	534	1,393	119	191
FedEx Freight segment	202	461	14	85
FedEx Services segment	8	15	—	—
Eliminations, corporate and other	(16)	(29)	(24)	(53)
	$1,529	$3,545	$(24)	$(76)

Overview

Our operating income declined slightly in the third quarter of 2018 primarily due to significantly higher incentive compensation accruals (described below), higher peak-related costs at FedEx Express, increased TNT Express integration expenses and the negative impacts of inclement winter weather at FedEx Express. These factors were partially offset by increased yields and the favorable net impact of fuel at all of our transportation segments and volume growth at FedEx Ground and FedEx Freight. The NotPetya cyberattack (described below) also drove lower results in the nine months of 2018.

Net income for the third quarter and nine months of 2018 was positively impacted by a provisional benefit of $1.15 billion ($4.21 per diluted share) attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”), specifically related to the remeasurement of our net U.S. deferred tax liability. In addition, we recognized a one-time benefit of $204 million ($0.75 per diluted share) from a $1.5 billion contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in February 2018 and a benefit of $165 million ($0.60 per diluted share) related to a lower statutory income tax rate on fiscal 2018 year- to-date earnings. See the “Income Taxes” section below for further information.

During the third quarter of 2018 we announced more than $3.2 billion in wage increases, bonuses, pension funding and expanded U.S. capital investment following the passage of the TCJA. In connection with this, during the third quarter of 2018 we made a pension funding contribution (noted above) and funded increases in performance-based incentive compensation plans. The incentive compensation adjustments made in the third quarter of 2018 include the year-to-date impact of the announced changes. Expenses related to wage increases will start to be recognized during the fourth quarter of 2018.

We incurred TNT Express integration expenses totaling an aggregate of $106 million ($92 million, net of tax, or $0.34 per diluted share) in the third quarter of 2018, a $28 million increase from the third quarter of 2017. TNT Express integration expenses were an aggregate $341 million ($265 million, net of tax, or $0.97 per diluted share) in the nine months of 2018, a $137 million increase from the nine months of 2017. The integration expenses are incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel, and include any restructuring charges at TNT Express. Internal salaries and wages are included only to the extent the individuals are assigned full time to integration activities. These costs were incurred at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

As previously announced, on June 27, 2017, the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya. Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems, and substantially all TNT Express services were fully restored during the first quarter of 2018. As of the second quarter of 2018, all of TNT Express’s critical operational systems were fully restored, critical business data was recovered and shipping services and solutions were back in place.

Our results for the first half of 2018 were negatively impacted by the NotPetya cyberattack by an estimated $400 million ($1.14 per diluted share for the nine months of 2018), primarily from loss of revenue due to decreased shipments in the TNT Express network, as well as incremental costs to restore information technology systems. In addition, we continued to experience lingering revenue impacts from the NotPetya cyberattack in the third quarter of 2018 in the form of lower volumes at TNT Express.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)	International domestic average daily package volume represents our international intra-country operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$19.00
$18.00
$17.00
$16.00
$17.36
$18.37
$18.07
$18.24
$18.29
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$48.27
$49.12
$51.09
$51.40
$52.83
$6.74
$6.98
$7.18
$7.24
$7.44
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
International export composite
International domestic

FedEx Ground
Revenue per Package - Yield
$10.00
$9.00
$8.00
$7.00
$6.00
$8.12
$8.57
$8.47
$8.35
$8.64
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018

FedEx Freight
LTL Revenue per Shipment
$320.00
$300.00
$280.00
$260.00
$240.00
$220.00
$200.00
$272.74
$274.65
$277.04
$286.35
$295.31
$224.63
$224.60
$226.16
$232.25
$242.49
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
Priority
Economy

(1)	International domestic revenue per package represents our international intra-country operations.

Revenue

Revenues increased 10% in the third quarter and 8% in the nine months of 2018 due to improved performance at all of our transportation segments. Revenues at FedEx Express increased 9% in the third quarter and 7% in the nine months of 2018 due to improved base yields and favorable exchange rates, despite impacts from the NotPetya cyberattack discussed above. At FedEx Ground, revenues increased 11% in the third quarter and 10% in the nine months of 2018 due to volume growth and increased yields. FedEx Freight revenues increased 14% in the third quarter and 10% in the nine months of 2018 due to higher LTL revenue per shipment and average daily LTL shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in the third quarter and nine months of 2018.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	$5,981	$5,395	$17,241	$16,059
Purchased transportation	3,935	3,498	11,220	10,169
Rentals and landing fees	873	834	2,526	2,426
Depreciation and amortization	786	762	2,293	2,241
Fuel	914	735	2,435	2,043
Maintenance and repairs	628	588	1,968	1,765
Other	2,408	2,160	7,073	6,432
Total operating expenses	$15,525	$13,972	$44,756	$41,135
Operating income	$1,001	$1,025	$3,380	$3,456

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	36.2%	36.0%	35.8%	36.0%
Purchased transportation	23.8	23.3	23.3	22.8
Rentals and landing fees	5.3	5.6	5.2	5.4
Depreciation and amortization	4.7	5.1	4.8	5.0
Fuel	5.5	4.9	5.1	4.6
Maintenance and repairs	3.8	3.9	4.1	4.0
Other	14.6	14.4	14.7	14.4
Total operating expenses	93.9	93.2	93.0	92.2
Operating margin	6.1%	6.8%	7.0%	7.8%

Operating margin declined in the third quarter of 2018 primarily as a result of significantly higher incentive compensation accruals, higher peak-related costs at FedEx Express, the negative impacts of inclement winter weather at FedEx Express and increased TNT Express integration expenses. The impacts of the NotPetya cyberattack discussed above also drove the operating margin decline in the nine months of 2018.

Salaries and employee benefits expense increased 11% in the third quarter and 7% in the nine months of 2018 primarily due to merit increases and significantly higher incentive compensation accruals at all of our transportation segments, unfavorable exchange rates at FedEx Express and higher staffing at FedEx Ground and FedEx Freight. Purchased transportation costs increased 12% in the third quarter and 10% in the nine months of 2018 primarily due to higher volumes at all of our transportation segments, unfavorable exchange rates at FedEx Express and increased rates and higher fuel expenses at FedEx Ground. Other expenses increased 11% in the third quarter of 2018 primarily due to unfavorable exchange rates, increased outside service contracts at FedEx Express and TNT Express integration expenses. Other expenses increased 10% in the nine months of 2018 due to these same factors as well as higher self-insurance reserves at FedEx Ground. Maintenance and repairs expense increased 12% in the nine months of 2018 primarily due to the timing of aircraft engine maintenance events at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 24% in the third quarter and 19% in the nine months of 2018 primarily due to increased fuel prices. Fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarter of 2018 and 2017 in the accompanying discussions of each of our transportation segments.

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

The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2018 as higher fuel surcharges more than offset increased fuel prices.

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

Income Taxes

On December 22, 2017, the United States government enacted comprehensive tax legislation through the TCJA. The TCJA significantly changes the U.S. corporate income tax system including, among other things, lowering the statutory federal income tax rate from 35% to 21%, eliminating or reducing certain income tax deductions, and implementing a modified territorial tax system that includes a one-time transition tax on previously deferred foreign earnings. Due to our May 31 fiscal year end, the lower rate will be phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a 21% statutory federal rate for subsequent years.

In December 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the tax effects of the TCJA. SAB 118 provides for a measurement period of up to one year from the enactment date for companies to complete the accounting for the initial income tax effects of the TCJA. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the TCJA for which the accounting is complete and provide a provisional estimate (where determinable) of the income tax effects of the TCJA where the accounting is incomplete. The provisional estimate is required to be updated throughout the measurement period.

As of February 28, 2018, we have not completed our initial accounting of the tax effects of the TCJA; however, where determinable, we have made an estimate of the effects on our existing deferred tax balances and the one-time transition tax. During the quarter, we recognized a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability and a provisional benefit of $36 million from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings.

In addition to the provisional amounts above, we recognized a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in February 2018 and a benefit of $165 million related to a lower statutory income tax rate on fiscal 2018 year-to-date earnings.

The following table provides a reconciliation of the 2017 effective tax rates to the 2018 effective tax rates, including the impact of the TCJA, for the periods ended February 28:

	Three Months Ended	Nine Months Ended
	2018	2018
2017 Effective Tax Rate	37.5%	36.6%
Remeasurement of net U.S. deferred tax liability	(131.5)	(38.4)
Effect of February 2018 pension contribution (a)	(23.3)	(6.8)
Lower statutory tax rate	(18.9)	(5.5)
Transition tax	(4.1)	(1.2)
Other (b)	3.0	0.3
2018 Effective Tax Rate	(137.3)%	(15.0)%
(a)	The benefit is from the pension contribution deducted on our 2017 tax return at a tax rate of 35%.
(b)

The 2018 tax rates were negatively impacted by the effect of the NotPetya cyberattack, changes in uncertain tax positions and tax rate impacts on changes in deferred tax items after the TCJA enactment and were favorably impacted from foreign tax credits associated with a second quarter dividend from foreign operations.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of February 28, 2018, there were no material changes to our liabilities for unrecognized tax benefits subsequent to May 31, 2017.

See Note 5 of the accompanying unaudited condensed consolidated financial statements for further discussion related to income taxes.

Business Acquisition

On October 13, 2017, FedEx acquired Northwest Research, Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations.

Outlook

We expect yield and volume growth at all of our transportation segments to support revenue and earnings growth in the fourth quarter and full year of 2018, prior to any mark-to-market benefit plans adjustment. We expect to continue implementing various cost management plans at FedEx Ground for the remainder of 2018. Our fourth quarter and full-year 2018 results will be negatively affected by our TNT Express integration activities as well as increased compensation for certain of our hourly team members and higher incentive compensation for our salaried personnel. Our expectations for earnings growth in 2018 assumes moderate economic growth.

During the remainder of 2018, we will continue to execute our TNT Express integration plans. We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years to be approximately $1.4 billion and expect to incur approximately $450 million of these costs during 2018. The timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

The integration process is complex as it spans over 200 countries and involves combining our pickup and delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems. In addition, a portion of our integration expenses relate to the ongoing establishment of our new international corporate structure which will leverage synergies to maximize our international profitability, ultimately benefiting our effective tax rate. The integration is expected to be substantially complete by the end of 2020. We are targeting operating income improvement at the FedEx Express segment of $1.2 billion to $1.5 billion in 2020 from 2017 assuming moderate economic growth and current accounting rules and tax laws. This target includes TNT Express synergies as well as base business and other operational improvements across the global FedEx Express network. Although we are targeting to complete our integration program by the end of 2020, we are investing in opportunities to improve the capabilities of the integrated business for future profitability, including periods beyond 2020.

As noted above, we recorded a provisional reduction to our net U.S. deferred tax liability during the third quarter of 2018 in connection with the recently enacted TCJA. The final impact of the TCJA on our reported results for fiscal year 2018 and beyond may differ from the estimates recorded, possibly materially, due to changes in interpretations and assumptions we have made, future guidance that may be issued, and other changes that may occur as we complete our analysis of the TCJA.

Other Outlook Matters. For details on key 2018 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup and delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and is expected to be completed in the second half of calendar 2020. As of February 28, 2018, 64% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Forward-Looking Statements” and  Part II, Item 1A “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

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
FedEx Office (document and business services and package acceptance)

Effective March 1, 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks, Inc. in the FedEx Express segment. The realignment allows us to improve our ability to deliver the capabilities of our specialty companies to customers. The new structure includes FedEx Custom Critical, FedEx Cross Border, FedEx Supply Chain, FedEx Trade Networks Transport & Brokerage and, effective June 1, 2018, a new company called FedEx Forward Depots. Prior period segment results will be recast to conform to current year presentation beginning in the fourth quarter of 2018.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred or economy services, which provide delivery on a time-definite or day-definite basis. As discussed in our Annual Report, we are reporting TNT Express as part of the FedEx Express segment. Prior year amounts have been revised to conform to the current year presentation, including revised statistical information. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues:
Package:
U.S. overnight box	$1,836	$1,742	5		$5,373	$5,173	4
U.S. overnight envelope	435	422	3		1,317	1,287	2
U.S. deferred	996	954	4		2,796	2,598	8
Total U.S. domestic package revenue	3,267	3,118	5		9,486	9,058	5
International priority	1,813	1,667	9		5,393	5,144	5
International economy	793	692	15		2,378	2,101	13
Total international export package revenue	2,606	2,359	10		7,771	7,245	7
International domestic(1)	1,128	1,033	9		3,386	3,136	8
Total package revenue	7,001	6,510	8		20,643	19,439	6
Freight:
U.S.	739	667	11		2,040	1,895	8
International priority	551	471	17		1,581	1,396	13
International economy	492	437	13		1,354	1,265	7
International airfreight	86	84	2		259	270	(4)
Total freight revenue	1,868	1,659	13		5,234	4,826	8
Other(2)	501	400	25		1,499	1,406	7
Total revenues	9,370	8,569	9		27,376	25,671	7
Operating expenses:
Salaries and employee benefits	3,484	3,170	10		10,001	9,393	6
Purchased transportation	1,478	1,286	15		4,346	3,963	10
Rentals and landing fees	532	511	4		1,520	1,483	2
Depreciation and amortization	425	420	1		1,254	1,252	—
Fuel	782	633	24		2,088	1,753	19
Maintenance and repairs	420	386	9		1,327	1,158	15
Intercompany charges	528	473	12		1,521	1,403	8
Other	1,297	1,133	14		3,745	3,393	10
Total operating expenses	8,946	8,012	12		25,802	23,798	8
Operating income	$424	$557	(24)		$1,574	$1,873	(16)
Operating margin	4.5%	6.5%	(200)	bp	5.7%	7.3%	(160)	bp
(1)	International domestic revenues represent our international intra-country operations.
(2)	Includes FedEx Trade Networks.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	37.2%	37.0%	36.5%	36.6%
Purchased transportation	15.8	15.0	15.9	15.4
Rentals and landing fees	5.7	6.0	5.6	5.8
Depreciation and amortization	4.5	4.9	4.6	4.9
Fuel	8.4	7.4	7.6	6.8
Maintenance and repairs	4.5	4.5	4.8	4.5
Intercompany charges	5.6	5.5	5.6	5.5
Other	13.8	13.2	13.7	13.2
Total operating expenses	95.5	93.5	94.3	92.7
Operating margin	4.5%	6.5%	5.7%	7.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2018	2017	Change	2018	2017	Change
Package Statistics(1)
Average daily package volume (ADV):
U.S. overnight box	1,315	1,322	(1)	1,249	1,286	(3)
U.S. overnight envelope	541	549	(1)	548	559	(2)
U.S. deferred	1,026	1,025	—	946	904	5
Total U.S. domestic ADV	2,882	2,896	—	2,743	2,749	—
International priority	529	535	(1)	525	522	1
International economy	266	253	5	265	250	6
Total international export ADV	795	788	1	790	772	2
International domestic(2)	2,445	2,471	(1)	2,447	2,391	2
Total ADV	6,122	6,155	(1)	5,980	5,912	1
Revenue per package (yield):
U.S. overnight box	$22.53	$21.24	6	$22.64	$21.17	7
U.S. overnight envelope	12.97	12.41	5	12.64	12.12	4
U.S. deferred	15.66	15.00	4	15.56	15.13	3
U.S. domestic composite	18.29	17.36	5	18.20	17.34	5
International priority	55.26	50.28	10	54.06	51.82	4
International economy	48.01	44.05	9	47.24	44.24	7
International export composite	52.83	48.27	9	51.77	49.37	5
International domestic(2)	7.44	6.74	10	7.29	6.90	6
Composite package yield	18.45	17.06	8	18.17	17.31	5
Freight Statistics(1)
Average daily freight pounds:
U.S.	8,757	8,458	4	8,311	8,231	1
International priority	5,430	5,238	4	5,342	5,145	4
International economy	13,209	12,578	5	12,215	12,095	1
International airfreight	1,757	1,995	(12)	1,850	1,941	(5)
Total average daily freight pounds	29,153	28,269	3	27,718	27,412	1
Revenue per pound (yield):
U.S.	$1.36	$1.27	7	$1.29	$1.21	7
International priority	1.64	1.45	13	1.56	1.43	9
International economy	0.60	0.56	7	0.58	0.55	5
International airfreight	0.78	0.68	15	0.74	0.73	1
Composite freight yield	1.02	0.95	7	0.99	0.93	6

(1)	Package and freight statistics include only the operations of FedEx Express and TNT Express.
(2)	International domestic statistics represent our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 9% in the third quarter and 7% in the nine months of 2018 primarily due to improved base yields, favorable exchange rates and higher fuel surcharges, despite impacts from the NotPetya cyberattack discussed above.

International export package yields increased 9% in the third quarter of 2018 due to higher fuel surcharges, favorable exchange rates and higher base rates. International export package yields increased 5% in the nine months of 2018 due to higher fuel surcharges and favorable exchange rates. International export average daily volumes increased 1% in the third quarter and 2% in the nine months of 2018 primarily due to increased international economy shipments. This benefit was partially offset by the decrease in volume due to the NotPetya cyberattack. U.S. domestic package yields increased 5% in the third quarter and nine months of 2018 primarily due to higher base rates and fuel surcharges. Freight yields increased 7% in the third quarter and 6% in the nine months of 2018 primarily due to higher base rates, favorable exchange rates and higher fuel surcharges. Average daily freight pounds increased 3% in the third quarter of 2018 primarily due to higher volume in international and U.S. freight services.

Our U.S. domestic and outbound fuel surcharge and the international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
U.S. Domestic and Outbound Fuel Surcharge:
Low	5.05%	2.50%	2.21%	0.96%
High	5.91	3.40	5.91	3.40
Weighted-average	5.56	2.97	4.31	2.30
International Fuel Surcharges:
Low	6.25	2.60	3.38	1.16
High	15.87	11.25	15.87	11.25
Weighted-average	12.24	8.21	10.53	7.48

Effective January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. Effective February 6, 2017, FedEx Express fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Express implemented a 3.9% average list price increase for U.S. domestic, U.S. export and U.S. import services and a change to the U.S. domestic dimensional weight divisor.

FedEx Express Segment Operating Income

FedEx Express operating income and margin decreased in the third quarter of 2018 due to higher incentive compensation accruals, higher peak-related costs, increased TNT Express integration expenses, the negative impacts of inclement winter weather and unfavorable exchange rates, partially offset by yield growth and positive net impact of fuel. The NotPetya cyberattack discussed above also drove declining results in the nine months of 2018.

The NotPetya cyberattack had an estimated $400 million negative impact for the first half of 2018 with lingering impacts in the third quarter of 2018. Results also included $86 million of TNT Express integration expenses in the third quarter and $270 million in the nine months of 2018, a $33 million increase from the third quarter and $148 million increase from the nine months of 2017.

Salaries and employee benefits increased 10% in the third quarter and 6% in the nine months of 2018 primarily due to merit increases, unfavorable exchange rates and higher incentive compensation accruals. Purchased transportation increased 15% in the third quarter and 10% in the nine months of 2018 due to unfavorable exchange rates and increased international volume. Other expenses increased 14% in the third quarter and 10% in the nine months of 2018 primarily due to unfavorable exchange rates, increased outside service contracts and TNT Express integration expenses. Intercompany charges increased 12% in the third quarter of 2018 primarily due to higher incentive compensation accruals. Maintenance and repairs increased 15% in the nine months of 2018 primarily due to the timing of aircraft engine maintenance events.

Fuel expense increased 24% in the third quarter and 19% in the nine months of 2018 due to increased fuel prices. However, the net impact of fuel had a moderate benefit to operating income in the third quarter of 2018 and a significant benefit to operating income in the nine months of 2018 as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues:
FedEx Ground	$4,824	$4,296	12		$13,586	$12,202	11
FedEx Supply Chain	398	392	2		1,204	1,195	1
Total revenues	5,222	4,688	11		14,790	13,397	10
Operating expenses:
Salaries and employee benefits	956	834	15		2,711	2,420	12
Purchased transportation	2,235	2,015	11		6,194	5,568	11
Rentals	209	197	6		617	567	9
Depreciation and amortization	187	177	6		537	508	6
Fuel	4	3	33		10	8	25
Maintenance and repairs	82	83	(1)		249	237	5
Intercompany charges	371	330	12		1,087	983	11
Other	544	534	2		1,604	1,516	6
Total operating expenses	4,588	4,173	10		13,009	11,807	10
Operating income	$634	$515	23		$1,781	$1,590	12
Operating margin	12.1%	11.0%	110	bp	12.0%	11.9%	10	bp
Average daily package volume
FedEx Ground	8,993	8,522	6		8,408	7,963	6
Revenue per package (yield)
FedEx Ground	$8.64	$8.12	6		$8.49	$8.05	5

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	18.3%	17.8%	18.3%	18.1%
Purchased transportation	42.8	43.0	41.9	41.5
Rentals	4.0	4.2	4.2	4.2
Depreciation and amortization	3.6	3.7	3.6	3.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.6	1.8	1.7	1.8
Intercompany charges	7.1	7.0	7.3	7.3
Other	10.4	11.4	10.9	11.3
Total operating expenses	87.9	89.0	88.0	88.1
Operating margin	12.1%	11.0%	12.0%	11.9%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 11% in the third quarter and 10% in the nine months of 2018 due to volume growth and increased yields. Average daily volume at FedEx Ground increased 6% in the third quarter and nine months of 2018 primarily due to continued growth in our residential services. FedEx Ground yield increased 6% during the third quarter and 5% during the nine months of 2018 primarily driven by higher base rates and higher fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. Our fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Low	5.30%	4.00%	4.00%	3.30%
High	5.80	4.50	5.80	4.50
Weighted-average	5.50	4.10	5.00	3.90

Effective January 1, 2018, FedEx Ground announced a 4.9% average list price increase. In addition, as announced on September 18, 2017, dimensional weight pricing applies to the majority of FedEx SmartPost shipments effective January 22, 2018. Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 23% in the third quarter and 12% in the nine months of 2018 due to volume growth, increased yields and benefits associated with ongoing cost management. Higher purchased transportation, seasonal staffing and network expansion costs and higher incentive compensation accruals partially offset these benefits.

Purchased transportation expense increased 11% in the third quarter and nine months of 2018 primarily due to higher volumes, increased rates and higher fuel expenses. Salaries and employee benefits expense increased 15% in the third quarter and 12% in the nine months of 2018 due to additional staffing to support volume growth, higher incentive compensation accruals, network expansion and merit increases. Intercompany charges increased 12% in the third quarter and 11% in the nine months of 2018 primarily due to higher incentive compensation accruals. Other expenses increased 6% in the nine months of 2018 primarily due to higher self-insurance reserves. Rentals and depreciation and amortization expense increased 6% in the third quarter and 7% in the nine months of 2018 due to network expansion.

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

FEDEX FREIGHT SEGMENT

FedEx Freight service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues	$1,694	$1,492	14		$5,208	$4,747	10
Operating expenses:
Salaries and employee benefits	825	733	13		2,455	2,266	8
Purchased transportation	263	230	14		792	739	7
Rentals	41	36	14		114	101	13
Depreciation and amortization	77	69	12		219	199	10
Fuel	127	99	28		336	282	19
Maintenance and repairs	52	50	4		169	159	6
Intercompany charges	130	120	8		384	370	4
Other	124	114	9		390	367	6
Total operating expenses	1,639	1,451	13		4,859	4,483	8
Operating income	$55	$41	34		$349	$264	32
Operating margin	3.2%	2.7%	50	bp	6.7%	5.6%	110	bp
Average daily LTL shipments (in thousands)
Priority	69.7	65.6	6		73.5	70.3	5
Economy	30.6	29.0	6		31.5	30.9	2
Total average daily LTL shipments	100.3	94.6	6		105.0	101.2	4
Weight per LTL shipment (lbs)
Priority	1,232	1,179	4		1,205	1,173	3
Economy	1,133	1,155	(2)		1,144	1,121	2
Composite weight per LTL shipment	1,202	1,172	3		1,187	1,157	3
LTL revenue per shipment
Priority	$242.49	$224.63	8		$233.31	$220.64	6
Economy	295.31	272.74	8		285.99	262.72	9
Composite LTL revenue per shipment	$259.20	$239.82	8		$249.32	$233.64	7
LTL yield (revenue per hundredweight)
Priority	$19.67	$19.06	3		$19.37	$18.81	3
Economy	26.07	23.61	10		24.99	23.44	7
Composite LTL yield	$21.56	$20.47	5		$21.01	$20.19	4

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	48.7%	49.1%	47.1%	47.7%
Purchased transportation	15.5	15.4	15.2	15.6
Rentals	2.4	2.4	2.2	2.1
Depreciation and amortization	4.6	4.6	4.2	4.2
Fuel	7.5	6.6	6.5	5.9
Maintenance and repairs	3.1	3.4	3.2	3.4
Intercompany charges	7.7	8.1	7.4	7.8
Other	7.3	7.7	7.5	7.7
Total operating expenses	96.8	97.3	93.3	94.4
Operating margin	3.2%	2.7%	6.7%	5.6%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 14% in the third quarter and 10% in the nine months of 2018 primarily due to higher LTL revenue per shipment and average daily LTL shipments. LTL revenue per shipment increased 8% in the third quarter and 7% in the nine months of 2018 primarily due to higher base rates driven by our ongoing yield management initiatives, higher fuel surcharges and higher weight per shipment. Average daily LTL shipments increased 6% in the third quarter and 4% in the nine months of 2018 due to higher demand for our LTL service offerings.

The indexed LTL fuel surcharge is based on the average of the national U.S. on-highway average prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed LTL fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2018	2017	2018	2017
Low	23.10%	21.00%	20.90%	20.20%
High	24.00	21.60	24.00	21.60
Weighted-average	23.59	21.40	22.46	20.80

Effective January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 34% in the third quarter and 32% in the nine months of 2018 primarily driven by higher LTL revenue per shipment. Salaries and employee benefits increased 13% in the third quarter and 8% in the nine months of 2018 driven primarily by higher staffing levels to support volume growth, higher incentive compensation accruals and merit increases. Purchased transportation increased 14% in the third quarter and 7% in the nine months of 2018 due to higher volumes and increased rates.

Fuel expense increased 28% in the third quarter and 19% in the nine months of 2018 due to higher fuel prices. The net impact of fuel had a moderate benefit to operating income in the third quarter and nine months of 2018 as higher fuel surcharges more than offset increased fuel prices.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.8 billion at February 28, 2018, compared to $4.0 billion at May 31, 2017. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2018	2017
Operating activities:
Net income	$3,445	$1,977
Noncash charges and credits	1,691	2,953
Gain from sale of investment	—	(35)
Changes in assets and liabilities	(3,974)	(2,250)
Cash provided by operating activities	1,162	2,645
Investing activities:
Capital expenditures	(3,994)	(3,790)
Business acquisitions, net of cash acquired	(44)	—
Proceeds from asset dispositions and other	21	123
Cash used in investing activities	(4,017)	(3,667)
Financing activities:
Proceeds from short-term borrowings, net	797	—
Principal payments on debt	(31)	(49)
Proceeds from debt issuances	1,481	1,190
Proceeds from stock issuances	284	265
Dividends paid	(402)	(319)
Purchase of treasury stock	(558)	(358)
Other	6	2
Cash provided by financing activities	1,577	731
Effect of exchange rate changes on cash	98	(70)
Net decrease in cash and cash equivalents	$(1,180)	$(361)
Cash and cash equivalents at the end of period	$2,789	$3,173

Cash flows from operating activities decreased $1.5 billion in the nine months of 2018 primarily due to voluntary pension contributions, the payment of a previously accrued legal settlement and the NotPetya cyberattack. Capital expenditures increased during the nine months of 2018 primarily due to aircraft and related equipment purchases at FedEx Express, increased spending on facilities and other at all of our transportation segments and increased vehicle purchases at FedEx Freight, partially offset by lower spending related to package handling and ground support equipment at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2018 and 2017.

During the third quarter of 2018, we issued $1.5 billion of senior unsecured debt under our current shelf registration statement. We used the net proceeds for a voluntary incremental contribution in February 2018 to our U.S. Pension Plans. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion of this debt issuance.

During the third quarter of 2018, we issued commercial paper which provided us with additional short-term liquidity. As of February 28, 2018, we have $800 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors authorized a share repurchase program of up to 25 million shares. During the third quarter of 2018, we repurchased 1.2 million shares of FedEx common stock at an average price of $248.73 per share for a total of $288 million. During the nine months of 2018, we repurchased 2.4 million shares of FedEx common stock at an average price of $232.00 per share for a total of $558 million. As of February 28, 2018, 13.6 million shares remained under the current share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change
					2018/2017
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2018	2017	2018	2017	Ended	Ended
Aircraft and related equipment	$591	$284	$1,631	$1,319	108	24
Package handling and ground support equipment	207	295	621	819	(30)	(24)
Vehicles	237	219	748	737	8	1
Information technology	116	134	378	412	(13)	(8)
Facilities and other	221	177	616	503	25	22
Total capital expenditures	$1,372	$1,109	$3,994	$3,790	24	5
FedEx Express segment	$860	$479	$2,316	$2,034	80	14
FedEx Ground segment	227	387	974	1,127	(41)	(14)
FedEx Freight segment	198	152	397	360	30	10
FedEx Services segment	87	91	307	269	(4)	14
Total capital expenditures	$1,372	$1,109	$3,994	$3,790	24	5

Capital expenditures increased during the nine months of 2018 primarily due to aircraft and related equipment purchases at FedEx Express, which included the delivery of ten Boeing 767-300 Freighter aircraft and three Boeing 777 Freighter (“B777F”) aircraft, increased spending on facilities and other at all of our transportation segments and increased vehicle purchases at FedEx Freight, partially offset by lower spending related to package handling and ground support equipment at FedEx Ground.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources are adequate to meet our liquidity needs, including working capital, capital expenditure requirements and debt payment obligations. Our cash and cash equivalents balance at February 28, 2018 included $1.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our domestic debt or working capital obligations. Although we expect higher capital expenditures in 2018, we anticipate that our cash flow from operations will be sufficient to fund these expenditures. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors. We are currently re-evaluating our permanent reinvestment strategy as a result of the TCJA and, as of the date of this filing, any deferred tax liability associated with a change of assertion is not expected to be material.

Our capital expenditures are expected to be approximately $5.8 billion in 2018 and include spending for aircraft and aircraft-related equipment at FedEx Express, sort facility expansion, primarily at FedEx Ground, and new and replacement vehicles at all of our transportation segments. We expect to invest an additional $867 million for aircraft and aircraft-related equipment during the remainder of 2018. In addition, over multiple years, we will be investing over $1.5 billion to significantly expand the FedEx Express Indianapolis hub and over $1 billion to modernize and expand the Memphis SuperHub.

During the quarter, FedEx Express entered into an agreement to accelerate the delivery of two B777F aircraft from 2021 to 2020, one B777F aircraft from 2021 to 2019, and one B777F aircraft from 2022 to 2020.

Upon maturity of commercial paper during the fourth quarter of 2018, we will re-evaluate our short-term liquidity needs and assess whether to issue additional commercial paper in order to maintain this short-term liquidity.

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the quarter, we amended our five-year revolving credit facility to increase the aggregate amount available under the facility from $1.75 billion to $2.0 billion. The facility expires in November 2020. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of our revolving credit facility.

During the nine months of 2018, we have made contributions totaling $2.5 billion to our U.S. Pension Plans, of which $22 million were required. We do not expect to make any additional contributions to our U.S. Pension Plans during the fourth quarter of 2018. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2018. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2018. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. The payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2018 (1)	2019	2020	2021	2022	Thereafter	Total
Operating activities:
Operating leases	$632	$2,408	$2,115	$1,878	$1,695	$9,193	$17,921
Non-capital purchase obligations and other	254	794	683	480	304	2,925	5,440
Interest on long-term debt	104	607	543	531	531	9,877	12,193
Quarterly contributions to our U.S. Pension Plans	—	—	—	—	—	—	—
Investing activities:
Aircraft and aircraft-related capital commitments	492	1,717	1,868	1,162	1,310	890	7,439
Other capital purchase obligations	73	3	1	2	1	7	87
Financing activities:
Debt	3	1,367	1,015	—	—	14,500	16,885
Total	$1,558	$6,896	$6,225	$4,053	$3,841	$37,392	$59,965

(1)	Cash obligations for the remainder of 2018.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information.

Operating Activities

The amounts reflected in the table above for operating leases represent future minimum lease payments under noncancelable operating leases (principally aircraft and facilities) with an initial or remaining term in excess of one year at February 28, 2018.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($49 million) for uncertain tax positions and amounts for purchase obligations that represent noncancelable agreements to purchase goods or services that are not capital related. Such contracts include those for printing and advertising and promotions contracts. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability for uncertain tax positions will increase or decrease over time; therefore, the long-term portion of the liability for uncertain tax positions ($32 million) is excluded from the table.

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

We had $922 million in deposits and progress payments as of February 28, 2018 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2018, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Income Taxes,” “Outlook,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “will,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•	future guidance and interpretations relating to the recently enacted TCJA and our ability to realize the benefits of certain provisions of the TCJA;
•

adverse weather conditions or localized natural disasters in key geographic areas, such as earthquakes, volcanoes, wildfires, and hurricanes, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely affect our shipment levels;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2018, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Brazilian real, Canadian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2018, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2017, and this weakening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. We are subject to risks imposed by data breaches and operational disruptions, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber terrorists. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data and could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

We also use technology and systems from third-party service providers, including cloud service providers, for a variety of reasons and such providers may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, our third-party service providers are subject to risks imposed by data breaches and cyber-attacks. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to our service providers and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyber-attack could defeat one or more of our third-party service providers’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations. Our third-party service providers may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.

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

We have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. For instance, in May 2017 FedEx was one of many companies attacked by the rapidly spreading ransomware described as WannaCry that exploited vulnerability in Microsoft Windows and infected computers using that program, encrypting files and holding them for ransom. Additionally, during the third quarter of 2018 we discovered an unsecured server hosted by one of our third-party cloud service providers, which exposed some archived account information related to a service discontinued after our 2015 acquisition of Bongo International, LLC. The server has been secured, and we have found no indication that any information has been misappropriated in connection with the incident. Neither incident caused a material disruption to our systems or resulted in any material costs to FedEx. In addition, in June 2017 TNT Express worldwide operations were significantly affected due to the infiltration of an information technology virus known as NotPetya, as further described in the following risk factor.

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

TNT Express experienced a significant cyberattack in the first quarter of fiscal 2018 and the ongoing impact could negatively affect our results of operations and financial condition in the future, particularly if our continuing recovery efforts do not proceed as expected. On June 28, 2017, we announced that the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya, which involved the spread of an information technology virus that infiltrated TNT Express systems and encrypted its data. While TNT Express’s critical operational systems have been fully restored, critical business data has been recovered and shipping services and solutions are back in place, not all customers are shipping at pre-attack volume levels and we are continuing to engage in related recovery efforts. Our results of operations and financial condition could be negatively impacted in the future if our recovery efforts do not proceed as expected, particularly if lost revenues or incremental costs associated with the cyberattack exceed our expectations. The following consequences or potential consequences of the cyberattack could have an adverse impact on our results of operations and financial condition in the future:

•	loss of revenue due to permanent customer loss or sustained lower volumes from pre-existing customers;
•	additional costs due to claims for service failures;
•	higher effective tax rate due to reduced international earnings;
•	longer and more costly integration (due to increased expenses and capital spending requirements) of TNT Express and FedEx Express;
•	investments in enhanced systems in order to prevent future attacks;
•	cost of incentives offered to customers to restore confidence and maintain business relationships;
•	reputational damage resulting in the failure to retain or attract customers;
•	costs associated with potential litigation or governmental investigations;
•	costs associated with any data breach or data loss to third parties that is discovered; and
•	other consequences of which we are not currently aware but may subsequently discover.

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions relating to the Tax Cuts and Jobs Act. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be proposed or enacted that could significantly affect our overall tax liability. For example, on December 22, 2017, the United States government enacted comprehensive tax legislation through the TCJA, which significantly changes the U.S. corporate income tax system. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. As we complete our analysis of the TCJA, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may adversely impact our results of operations and financial condition. Additionally, state and foreign governments may enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2018:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Dec. 1-31, 2017	195,000	$241.14	195,000	14,580,000
Jan. 1-31, 2018	272,800	266.12	272,800	14,307,200
Feb. 1-28, 2018	690,000	244.00	690,000	13,617,200
Total	1,157,800	$248.73	1,157,800

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 20, 2018, 13.2 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.3	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.4	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

10.1

Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated January 8, 2018 (but effective as of January 1, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated January 11, 2018 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated January 26, 2018 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated February 16, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10

First Amendment dated as of January 26, 2018, between FedEx and JPMorgan Chase Bank, N.A., as administrative agent, amending the Five-Year Credit Agreement dated as of November 13, 2015, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders.

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

FEDEX CORPORATION

Date: March 21, 2018	/s/ JOHN L. MERINO
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

4.2

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.3	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.4	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

10.1

Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated January 8, 2018 (but effective as of January 1, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated January 11, 2018 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated January 26, 2018 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated February 16, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10

First Amendment dated as of January 26, 2018, between FedEx and JPMorgan Chase Bank, N.A., as administrative agent, amending the Five-Year Credit Agreement dated as of November 13, 2015, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders.

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