Form 10-K
period 2018-05-31
FEDEX CORP
filed 2018-07-16
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018.

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2017, was approximately $57.3 billion. The Registrant has no non-voting stock.

As of July 12, 2018, 265,924,840 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2018 annual meeting of stockholders to be held on September 24, 2018 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit 2.1
Exhibit 10.10
Exhibit 10.34
Exhibit 10.162
Exhibit 10.163
Exhibit 10.164
Exhibit 10.165
Exhibit 10.166
Exhibit 10.167
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINK BASE DOCUMENT
EX-101 DEFINITIONS LINK BASE DOCUMENT
EX-101 LABELS LINK BASE DOCUMENT
EX-101 PRESENTATION LINK BASE DOCUMENT

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. These companies are included in the following reportable business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”), including TNT Express B.V. (“TNT Express”), is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 99% of the world’s gross domestic product. In 2018, we reported FedEx Express and TNT Express as one segment. For further information, see the section titled “Overview of Financial Section—Description of Business” included in Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

•

FedEx Freight: FedEx Freight Corporation (“FedEx Freight”) is a leading U.S. provider of less-than-truckload (“LTL”) freight services across all lengths of haul, offering: FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; and FedEx Freight Economy, when a customer can trade time for cost savings. FedEx Freight also offers freight delivery service to most points in Canada, Mexico, Puerto Rico and the U.S. Virgin Islands.

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

Effective March 1, 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks, Inc. (“FedEx Trade Networks”). The realignment allows us to improve our ability to deliver the capabilities of our specialty services companies to customers by creating an organization focused on serving the unique needs of this important growth driver. The new organization provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”); cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc. (“FedEx Cross Border”); integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”); time-critical shipment services through FedEx Custom Critical, Inc. (“FedEx Custom Critical”); and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc. (“FedEx Forward Depots”).

FedEx Trade Networks is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting. For more information about FedEx Trade Networks, please see “FedEx Trade Networks Operating Segment.”

For more information about our reportable segments, please see “Business Segments.” For financial information concerning our reportable segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements. Prior period segment results for all of our transportation segments have been recast to conform to the current year presentation for the organizational structure changes discussed above.

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

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

Strategy

FedEx has developed a unique business strategy whereby our companies compete collectively, operate independently and manage collaboratively, which allows us to provide a broad portfolio of transportation, e-commerce and business services to our customers. Our companies compete collectively by standing as one brand worldwide and speaking with one voice; they operate independently by focusing on our independent networks to meet distinct customer needs; and they manage collaboratively by working together to sustain loyal relationships with our workforce, customers and investors.

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

•

Globalization of trade: As the world’s economy has become more fully integrated, companies are sourcing and selling globally. With customers in more than 220 countries and territories, we facilitate this supply chain through our global reach, delivery services and information capabilities. Despite the recent trade tensions, we continue to believe that globalization will drive international volume growth over the long term.

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

These trends have produced an unprecedented expansion of customer access — to goods, services and information. Through our global transportation, information technology and retail networks, we help to make this access possible. We believe it would be extremely difficult, costly and time-consuming to replicate our global network, which includes the world’s largest all-cargo air fleet and connects more than 99% of the world’s gross domestic product. We continue to position our companies to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability. Three areas of focus that will allow us to accelerate performance going forward are:

•	Investment: We continue to take advantage of market growth and meet customers’ increasing demands for our services.
•	Integration: We are building on our record of success as we integrate acquisitions we have made in recent years.
•	Innovation: We are rapidly advancing information-technology solutions targeting efficiency and customer convenience.

In particular, in May 2016 we acquired TNT Express, which is the largest acquisition in FedEx history. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions for our customers. The benefits of the integration of the FedEx Express and TNT Express businesses are extensive. For instance, we are implementing new technology and processes and optimizing the location of our facilities and stations to deliver unmatched service. We will benefit from efficiencies, improved stop densities and economies of scale facilitated by integrated pickup-and-delivery operations. Additionally, we will operate one integrated global express network, allowing us to capitalize on technology and solutions to most efficiently route parcels and freight through our integrated hub, linehaul and intercontinental air network. We also will improve the efficiency of staff functions and processes with innovative information-technology solutions, streamlined support functions, and the realization of significant sourcing savings globally. Furthermore, we will grow revenue by offering a best-in-class portfolio of services through a single sales team, with a single online customer-facing tool, and through revenue management activities focused on improved market share, yield and profitability.

The integration of FedEx Express and TNT Express is expected to be substantially completed by the end of 2020, and significant progress towards that goal was made during 2018. The integration of the two businesses generally occurs at a country level, and our leadership teams, which were put in place in 2017 and are comprised of FedEx Express and former TNT Express executives, have identified and are using three different integration models: (1) direct serve to direct serve; (2) global service participant (FedEx Express model) or associate (TNT Express model) to direct serve; and (3) global service participant to associate or associate to global service participant. Using these models, we have begun successfully integrating the two businesses on a country-by-country basis. We will continue to refine our integration plans in response to future developments and changing conditions. For example, the integration was accelerated in light of the June 2017 cyberattack at TNT Express, and we have made additional investments to move TNT Express information technology, operations and commercial infrastructure to FedEx platforms. For further information about the cyberattack, see the section titled “Results of Operations and Outlook—Consolidated Results—Overview” included in Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

Operationally, we have begun a phased conversion of the intercontinental flights operated by ASL Airlines Belgium (formerly TNT Airways) to FedEx Express operations. In particular, in April 2017 we began operating a flight linking TNT Express’s European air hub in Liege, Belgium to the FedEx World Hub in Memphis, Tennessee, giving TNT Express customers direct access to the portfolio of FedEx services offered in the U.S. and Canada. We also have implemented operations information technology that is foundational to the integration, including technology that allows us to handle FedEx Express packages in the TNT Express network and TNT Express packages in the FedEx Express network, and technology that allows for the management of customer inquiries across both the FedEx Express and TNT Express customer service platforms. Additionally, in 2018 we advanced intra-European road and air integration and are planning for the soft launch of a single road network in September 2018.

While the TNT Express and FedEx Express integration was a primary area of focus in 2018, we also introduced additional innovative solutions and made other important investments that benefit our customers, including:

•

Entering into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide during 2019 and 2020. The agreement is part of the nationwide expansion of the FedEx retail channel, and we plan to open the first 50 new FedEx Office locations inside Walmart stores in time for the 2019 peak season. Additionally, following the announcement of a long-term alliance agreement with Walgreens Co. in 2017, FedEx package pickup-and-drop-off services are available at more than 7,500 Walgreens locations in all 50 U.S. states.

•

Announcing new investments to modernize the FedEx Express World Hub in Memphis and expand the FedEx Express hub in Indianapolis as part of our continued investment in technology and operations to meet growing customer demand.

•

Realigning our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks, which provides customs brokerage and global ocean and air freight forwarding; cross-border enablement and technology solutions and e-commerce transportation solutions; integrated supply chain management solutions; time-critical shipment services; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair. The realignment allows us to improve our ability to deliver the capabilities of our specialty services companies to customers by creating an organization focused on serving the unique needs of this important growth driver.

•

Continuing our successful aircraft fleet modernization strategy, which has helped us greatly improve fuel efficiency and fleet reliability in recent years. For example, in November 2017 we entered into agreements with Textron Aviation, Inc. and ATR to purchase 50 Cessna SkyCourier 408 aircraft and 30 ATR 72-600F aircraft, with options to purchase up to 50 additional Cessna SkyCourier 408s and 20 additional ATR 72-600Fs. Additionally, in June 2018 we entered into agreements with The Boeing Company to purchase 12 Boeing 777 Freighter (“B777F”) aircraft and 12 Boeing 767-300 Freighter (“B767F”) aircraft. The SkyCourier 408s are expected to be delivered between 2021 and 2024, the ATR 72-600Fs are expected to be delivered between 2021 and 2026, the B777Fs are expected to be delivered between 2021 and 2025, and the B767Fs are expected to be delivered between 2020 and 2022.

•

Launching FedEx Returns Technology, a comprehensive solution for returns management, which provides high-volume merchants and e-tailers complete visibility into returns, giving them an easy way to track shipments, manage inventory, analyze returns trends and make more informed decisions based on shoppers’ returns behaviors.

•

Continuing to make strategic investments in automation and capacity to grow our highly profitable FedEx Ground network and keep us ahead of the competition in terms of handling e-commerce growth, managing costs, and increasing safety and productivity.

•	Joining the Blockchain in Transportation Alliance to explore technology applications within the logistics industry, which we believe can add value to our products, services and processes.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2018, FedEx ranked 9th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 18th consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 14 of those years ranking among the top 10. FedEx was also included on the Forbes/Reputation Institute 2018 “Global 100 Most Reputable Companies” list, which measures the reputations of thousands of the world’s most prestigious companies, and rose 19 spots on Corporate Responsibility Magazine’s “100 Best Corporate Citizens” list for 2018. Finally, in 2018 FedEx was named to Points of Light’s “Civic 50” list and received the NAB Education Foundation Corporate Leadership Award.

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

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2018 FedEx was named to FORTUNE magazine’s list of the “100 Best Companies to Work For” in the U.S. FedEx was also included on FORTUNE magazine’s “100 Best Workplaces for Millennials” list for 2018. In 2018 we showed our commitment to FedEx team members by sharing the benefits of the Tax Cuts and Jobs Act (“TCJA”) with them through more than $200 million in increased compensation by advancing 2018 annual pay increases for certain hourly team members and funding increases in performance-based incentive plans for salaried personnel. In addition, we made a voluntary contribution of $1.5 billion to our tax-qualified U.S. domestic pension plans to ensure our retirement program remains one of the best funded programs in the country.

FedEx also supports an inclusive workplace culture and is committed to the education, recruitment, development and advancement of diverse team members worldwide, and we are recognized for our commitment to those efforts. For instance, in 2018 FedEx was named one of Black Enterprise magazine’s “50 Best Companies for Diversity” as well as one of the “Best Workplaces for Diversity” by global research and consulting firm Great Place to Work and FORTUNE magazine, and also achieved a perfect score on the Human Rights Campaign Foundation’s Corporate Equality Index, designating it as a Best Place to Work for LGBTQ equality. Additionally, in 2017 FedEx was named one of “America’s Top Corporations for Women’s Business Enterprises” by the Women’s Business Enterprise National Council. A key driver of our commitment to diversity and inclusion is the FedEx Corporate Diversity Council, in which members collaborate across the enterprise to motivate and inspire each other, share best practices and support multicultural programs within the company and communities we serve.

At FedEx, it is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 425,000 team members who are focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Consistent with this philosophy, in 2018 FedEx Express announced the creation of Purple Runway—A FedEx Pathways Program, an industry-leading pilot-development program. Additionally, through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We have the following five core giving pillars:

•	Global Entrepreneurship: FedEx is committed to giving women and minority entrepreneurs everywhere the tools they need to succeed.
•

Delivering for Good: Lending our global network to organizations with mission-critical needs and our unparalleled logistics expertise to help communities heal, learn and thrive, especially in times of disaster.

•	Sustainable Transportation: Scaling solutions and investing in new ideas to improve mobility, reduce congestion, and decrease pollution in communities around the world.
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

In 2016, FedEx announced that it will invest $200 million in more than 200 global communities by 2020 through its global giving platform, FedEx Cares. FedEx invested over $46 million in 2016 and over $55 million in each of 2017 and 2018, respectively, in charitable contributions benefiting communities globally. FedEx also supports communities throughout the U.S. with an annual United Way employee giving campaign. Additionally, FedEx team members provided 111,200 volunteer hours during 2017. For additional information on our community involvement and our FedEx Cares strategy, see http://fedexcares.com.

The Environment

In furtherance of our commitment to protecting the environment, in 2017 we announced a new goal to increase FedEx Express vehicle fuel efficiency 50% from a 2005 baseline by calendar 2025, after achieving our previous goal of a 30% improvement five years early. We also continue with our goal to reduce aircraft emissions intensity by 30% from a 2005 baseline by calendar 2020, a goal that we increased from 20% in 2012. In 2017, we achieved a 22% reduction in aircraft emissions intensity since 2005 through a combination of our aircraft fleet modernization and operational programs. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by calendar 2030.

To reduce the cost of fuel use and associated greenhouse gas (“GHG”) emissions, we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program, and we have replaced many of our older airplanes with more fuel-efficient models. These two initiatives saved more than 177 million gallons of jet fuel and avoided more than 1.7 million metric tons of CO2e emissions in 2017, over 16% more emissions avoided than 2016. We have an impressive global alternative fuel fleet with more than 2,800 alternative fuel vehicles, including hybrid, electric, compressed or liquefied natural gas, liquefied petroleum gas and hydrogen fueled vehicles. Additionally, in 2018 we placed a reservation for 20 fully electric semi trucks, which are anticipated to begin production in calendar 2019 and will be operated by FedEx Freight.

Twenty of our facilities around the world now generate renewable energy, which collectively avoided more than 12,000 metric tons of CO2 e emissions in 2017. In addition, fourteen FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities. In addition, FedEx Express also has three LEED-certified facilities outside the U.S., while FedEx Office has one LEED-certified facility and FedEx Ground has six, all of which are in the U.S. The number of FedEx Express facilities certified to the ISO 14001 environmental management system standard grew to 649 in nearly 50 countries during 2017, primarily as a result of our acquisition of TNT Express.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally responsible available choices. In 2017, over 99% of paper purchased for use by FedEx Office was Forest Stewardship Council or other third-party-certified as sustainably sourced. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is made from almost 60% recycled content. By working closely with our suppliers in 2017, we sourced almost 3,300 more metric tons of recycled packaging than in 2016. As our business grows to meet the accelerating demands of e-commerce and other shipping needs, our waste management strategies help ensure we recycle more. In 2017, 72% of the solid waste generated in our operations was sent to recyclers. One example of our environmentally-responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council by participating in technical advisory groups and applying best practice guidance to our own supply chain sustainability initiatives. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

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

Business Segments

The following describes in more detail the operations of each of our principal operating segments:

FedEx Express Segment

Overview

FedEx Express invented express distribution over 45 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. In May 2016, we acquired TNT Express, a leading international express transportation, small-package ground delivery and freight transportation company. In 2018, we reported FedEx Express and TNT Express as one segment. For further information, see the section titled “Overview of Financial Section—Description of Business” included in Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. FedEx Express employs approximately 227,000 employees (including approximately 49,000 employees at TNT Express) and has approximately 100,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as more than 7,500 Walgreens stores, and approximately 26,000 TNT Express drop-off locations), 670 aircraft and approximately 90,000 vehicles (including approximately 28,000 owner-operated vehicles that support TNT Express) in its integrated global network.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. All FedEx Express services are backed by a money-back guarantee. FedEx Express offers three U.S. domestic overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. FedEx Express also offers U.S. express overnight and deferred freight services backed by a money-back guarantee to handle the needs of the time-definite freight market.

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority provides time-definite delivery typically within one, two or three business days. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in 20 key global markets, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries in one or two business days, delivery by 10 a.m. in one business day to Canada and by 11:00 a.m. in one business day to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Express packages en route to their homes, and can choose various delivery options.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services Segment — FedEx Services — Customer-Driven Technology.”

TNT Express provides two types of express services — Express and Economy Express. The Express services are day-definite and delivered next-day or fastest-by-air for distances for which next-day is not possible. The Economy Express services are also day-definite and are delivered fastest-by-road, except for intercontinental deliveries which depend on air. For both Express and Economy Express services, TNT Express has time-definite options for customers requiring delivery before a certain time. TNT Express also provides specialized or extremely urgent deliveries which include products such as same-day, value-added and non-standard freight services.

International Expansion

In May 2016, we acquired TNT Express, which has express delivery operations in Europe, the Middle East and Africa, Asia-Pacific and South America. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions to our customers. We are in the process of integrating TNT Express operations with the FedEx Express network, which is expected to be substantially completed by the end of 2020. For more information regarding the progress we made on the integration during 2018, see “Strategy.”

In addition to the TNT Express acquisition, we made several global strategic acquisitions over the past several years, including in South Africa, Poland, Brazil and Mexico. These acquisitions give us more robust global transportation networks and added capabilities in important international markets. In recent years, we also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of: our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China, which began operations in 2009; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in April 2014 and serves as a consolidation point for shipments from northern Asia to the U.S.; and our new International Express and Cargo Hub in Shanghai, which opened in January 2018 at Shanghai’s Pudong International Airport. These hubs allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS under which FedEx Express provides airport-to-airport transportation of USPS First Class Mail, Priority Mail Express and Priority Mail within the United States. In February 2017, the parties entered into an amendment to the agreement whereby the initial renewal period provided in the agreement was exercised in part and the agreement’s period of performance was extended through September 29, 2024. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Pricing

FedEx Express periodically publishes list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, effective January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. Effective January 22, 2018, a third-party billing surcharge is applied to FedEx Express shipments that are billed to a third party, and applicable criteria and pricing changed for packages that require additional handling or are oversized. FedEx Express also applied holiday season surcharges from November 20, 2017 through December 24, 2017 for shipments that were oversized or required additional handling.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. The weighted-average U.S. domestic and outbound fuel surcharges for the past three years were: 2018 — 4.8%; 2017 — 2.5%; and 2016 — 1.8%. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. Over multiple years, we will be investing over $1.5 billion to significantly expand the Indianapolis hub and over $1 billion to modernize the Memphis World Hub. In addition to these national hubs, FedEx Express operates regional hubs in Fort Worth, Newark, Oakland and Greensboro and major metropolitan sorting facilities in Chicago and Los Angeles.

Facilities in Anchorage, Paris, Cologne/Bonn, Guangzhou and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Paris, Cologne/Bonn, Guangzhou and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

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

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 7,500 Walgreens stores. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Services are delivered by TNT Express through a combination of physical infrastructures such as hubs, depots and vehicles, and electronic infrastructures such as track-and-trace systems. TNT Express operates road networks in Europe, the Middle East, Asia, Australia and South America. TNT Express’s unique European road network connects more than 40 countries through 19 road hubs and over 540 depots.

As a condition precedent to its acquisition by FedEx, TNT Express sold its two airlines, TNT Airways and Pan Air Líneas Aéreas, to ASL Aviation Group, as European regulations prohibit foreign ownership of European-based airlines. TNT Express and ASL Aviation Group entered into a multi-year service agreement to operate certain flights for the FedEx-TNT Express combination. The airline operates primarily out of TNT Express’s central air hub in Liege, Belgium. In April 2017, FedEx Express began operating a flight linking TNT Express’s European air hub in Liege, Belgium to the FedEx World Hub in Memphis, Tennessee, giving TNT Express customers direct access to the portfolio of FedEx services offered in the U.S. and Canada.

Fuel Supplies and Costs

During 2018, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2018	$2,332	3.6%
2017	1,855	3.1
2016	1,726	3.4
2015	2,816	5.9
2014	3,506	7.7

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders and the USPS. FedEx Express’s and TNT Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines and all-cargo airlines. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may become competitors. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

David L. Cunningham, Jr. is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2018, FedEx Express employed approximately 166,000 permanent full-time and approximately 61,000 permanent part-time employees (including approximately 41,000 permanent full-time employees and approximately 8,000 permanent part-time employees at TNT Express). Including the employees of TNT Express, FedEx Express’s international employees represent approximately 52% of all employees.

The pilots at FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized.

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

FedEx Ground Segment

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

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing or expanding overnight ground service in many metropolitan areas. FedEx Ground’s network expansion program has substantially increased the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology, the expansion of existing hubs and the expansion or relocation of other existing facilities.

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages primarily using the USPS for final delivery to any residential address or PO Box in the U.S. and is an important component of our FedEx Ground service offerings.

Additionally, FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, effective January 1, 2018, FedEx Ground and FedEx Home Delivery average list prices increased by an average of 4.9%. Effective January 22, 2018, (i) a third-party billing surcharge is applied to FedEx Ground shipments that are billed to a third party, (ii) applicable criteria and pricing changed for packages that require additional handling, are oversized, or are unauthorized, (iii) dimensional weight pricing applies to the majority of FedEx SmartPost shipments, and (iv) the dimension criteria for the FedEx SmartPost non-machinable surcharge changed. FedEx Ground also applied holiday season surcharges from November 20, 2017 through December 24, 2017 for shipments that were oversized, unauthorized, or required additional handling.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. See the “Results of Operations and Outlook — Consolidated Results —Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system consisting of 601 facilities, including 37 hubs, in the U.S. and Canada. FedEx Ground conducts its operations primarily with approximately 62,000 owner-operated vehicles. To provide FedEx Home Delivery service and FedEx SmartPost Service, FedEx Ground leverages its pickup operation and hub and linehaul network.

Advanced automated sorting technology is used to streamline the handling of millions of packages daily. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination terminals for local delivery. Software systems and internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services Segment — FedEx Services — Customer-Driven Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at more than 7,500 Walgreens stores, located in the U.S.

As of May 31, 2018, FedEx Ground employed approximately 26,000 permanent full-time and approximately 71,000 permanent part-time employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of independent contractors is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS and regional delivery carriers. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may become competitors.

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

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of May 31, 2018, over 60% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

FedEx Freight Segment

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

FedEx Freight has an indexed fuel surcharge, which is subject to weekly adjustment based on the national U.S. on-highway average price for a gallon of diesel fuel. As previously announced, effective January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

As of May 31, 2018, the FedEx Freight segment was operating approximately 27,000 vehicles from a network of 370 service centers and had approximately 44,000 employees. Michael L. Ducker is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. Mr. Ducker will retire effective August 15, 2018 and be succeeded by John A. Smith, who currently serves as President and Chief Executive Officer — Select at FedEx Freight. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., UPS Freight, Old Dominion Freight Line, Inc. and ABF Freight (an ArcBest company).

In 2014 and 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for National Labor Relations Board (“NLRB”) elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. To date, at three of the four FedEx Freight facilities that originally voted for Teamster representation, the Teamsters have either been decertified by employee vote or voluntarily withdrawn as bargaining representative. We are currently bargaining with the union at the other facility. No new petitions for elections were filed in 2018.

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

David J. Bronczek and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2018, the FedEx Services segment had approximately 30,000 employees (including approximately 14,000 at FedEx Office).

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. In fact, in May 2016 FedEx ranked No. 1 in the first-ever InformationWeek Elite 100 Decade Award category, recognizing the 10 companies that have ranked the highest on average in the InformationWeek Elite 100, a compilation of the top business technology innovators in the U.S. over the prior 10 years. FedEx ranked No. 5 overall on the 2016 InformationWeek Elite 100 list. Additionally, FedEx was named a recipient of the 2017 CIO 100 Award from International Data Group’s CIO magazine. The annual award program recognizes organizations around the world that exemplify the highest level of operational and strategic excellence in information technology.

Innovation at FedEx is driven by our customers. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. The focal point of our strategy is our award-winning website, together with our customer integrated solutions. The fedex.com website was launched nearly 25 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. At fedex.com, our customers ship packages, determine international documentation requirements, track package status, pay invoices and access FedEx Office services. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments.

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

We stand at the nexus of virtual and physical networks, a crucial intersection for the success of e-commerce deliveries. We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

On October 13, 2017, we acquired Northwest Research, Inc. (“Northwest Research”), a leader in inventory research and management. Northwest Research’s proprietary technologies and capabilities complement and expand our portfolio of offerings important to the rapidly growing global e-commerce marketplace.

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
•

The FedEx St. Jude Classic, a PGA TOUR event that has raised millions of dollars for St. Jude Children’s Research Hospital and will become one of four World Golf Championships events on the PGA TOUR schedule beginning in 2019.

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

Information Security

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’ and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations and industry standards — including, for example, the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council, as well as compliance with the Health Insurance Portability and Accountability Act of 1996, which enforces the security and confidentiality of employee health information. For a description of risks related to information security, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Global ISO 9001 Certification

FedEx Services provides our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is currently the most rigorous international standard for Quality Management and Assurance. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. More than 150 countries, including European Union (“EU”) members, the U.S. and Japan, recognize ISO standards.

FedEx Office

As of May 31, 2018, FedEx Office operated approximately 1,900 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service. The FedEx Office network features retail stores, centralized production centers, corporate on-site print centers, and on-site business centers at colleges and universities, hotels, corporate campuses and health care campuses. FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and increased e-commerce parcel volumes. Services include copying and digital printing, professional finishing, document creation, direct mail, signs and graphics, computer rentals, free Wi-Fi and corporate print solutions. FedEx Office also provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge. Additionally, FedEx SameDay City is available in approximately 1,900 cities in 33 markets across the U.S., offering door-to-door residential and business delivery of time-sensitive parcels within hours by FedEx Office uniformed team members in branded FedEx Office delivery vehicles. Increasingly, industries such as health care, life sciences, manufacturing, finance, perishables, travel and automotive are relying on same-day services for critical delivery needs.

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

During 2018 we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide during 2019 and 2020. The agreement is part of the nationwide expansion of the FedEx retail channel, and we plan to open the first 50 new FedEx Office locations inside Walmart stores in time for the 2019 peak season.

FedEx Trade Networks Operating Segment

Effective March 1, 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks. The realignment allows us to improve our ability to deliver the capabilities of our specialty services companies to customers by creating an organization focused on serving the unique needs of this important growth driver. The new organization provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots.

Additionally, FedEx Trade Networks provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism program and, through WorldTariff, publishes customs duty and tax information for approximately 190 customs areas worldwide.

Richard W. Smith is the President and Chief Executive Officer of FedEx Trade Networks, which is based in Memphis, Tennessee. As of May 31, 2018, the FedEx Trade Networks organization had approximately 19,000 employees. FedEx Supply Chain has a small number of employees that are members of unions.

FedEx Trade Networks is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. Additionally, FedEx Trade Networks Transport & Brokerage provides customs clearance services for FedEx Express at its major U.S. hub facilities.

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. Value-added services of FedEx Trade Networks Transport & Brokerage include approximately 120 freight forwarding offices in 29 countries and Global Trade Data, an information tool that allows customers to track and manage imports. In total, FedEx Trade Networks Transport & Brokerage has approximately 140 offices in 120 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx Cross Border

In 2015 we acquired Bongo International, LLC (“Bongo”), a leader in cross-border enablement and technology solutions. The Bongo acquisition filled a strategic gap in our global portfolio, allowing us to help retailers and e-tailers grow by reaching international e-commerce consumers. In 2016, we completed the integration of Bongo with FedEx Trade Networks, and in 2017 we rebranded Bongo as FedEx Cross Border. FedEx Cross Border is an e-commerce enabler that provides international technology solutions such as duty calculations, package tracking, international shipping costs and currency conversion calculations.

On March 23, 2018, we acquired P2P Mailing Limited (“P2P”), a leading provider of worldwide, low-cost e-commerce transportation solutions. P2P provides customers with unique low-cost delivery options, leveraging its relationships with private, postal, retail and clearance providers in over 200 countries and territories. Its industry-leading technology and processes provide plug-and-play options with carrier networks and customer systems.

FedEx Supply Chain

On January 30, 2015, we acquired GENCO Distribution System, Inc. (“GENCO”), a leading North American third-party logistics provider, and during 2017 we rebranded GENCO as FedEx Supply Chain. FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With more than 12,000 employees at approximately 110 facilities, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment and product liquidation.

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

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada and Mexico. Among its services are Surface Expedite, providing exclusive-use shipping and time-definite services; Air Expedite, offering an array of expedited air solutions to meet customers’ critical delivery times; White Glove Services, for shipments that require extra care in handling, temperature control or specialized security; and managed transportation. Service from FedEx Custom Critical is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments.

FedEx Forward Depots

Effective September 1, 2018, FedEx Forward Depots will have responsibility for critical inventory and service parts logistics, 3-D printing and technology repair. FedEx Forward Depots will leverage innovative packing solutions, on-demand additive manufacturing and customer-driven design within the structure of FedEx Trade Networks.

Trademarks

The “FedEx” trademark, service mark and trade name are essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx Trade Networks, FedEx Trade Networks Transport & Brokerage, FedEx Cross Border, FedEx Supply Chain, FedEx Custom Critical, FedEx Forward Depots and TNT Express, among others, are trademarks, service marks and trade names of Federal Express Corporation or the respective companies for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and diesel engine emissions. For example, in 2009, the European Commission approved the extension of the EU Emissions Trading Scheme (“ETS”) for GHG emissions to the airline industry. Under this decision, all FedEx Express flights that are wholly within the EU are now covered by the ETS requirements, and each year we are required to purchase emission allowances in an amount equal to the carbon dioxide emissions from such flights. Also, in 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase our operating costs.

Additionally, in 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for new aircraft emissions, expected in 2019 or 2020. For additional information on such efforts to regulate GHG emissions and their potential effect on our cost structure and operating results, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

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

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. In addition, federal and state governmental agencies, such as the National Mediation Board and the NLRB, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. For a description of these potential labor law changes, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

Data Protection. Recently, there has been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that require data to stay within their borders. For more information regarding data protection regulation, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 84 through 91 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2018, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing 747-400	2	—	2		261,400
Boeing B777F	31	3	34		233,300
Boeing MD11	45	12	57		192,600
Boeing MD10-30	13	—	13		175,900
Boeing MD10-10	25	—	25		137,500
Boeing 767F	57	—	57	(1)	127,100
Airbus A300-600	33	35	68		106,600
Airbus A310-300	10	—	10		83,170
Boeing B757-200	119	—	119		63,000
ATR-72	21	—	21		17,970
ATR-42	25	—	25		12,070
Cessna 208B	239	—	239		2,830
Total	620	50	670
(1)	Includes one aircraft not currently in operation and undergoing pre-service modification.

At May 31, 2018, FedEx Express operated approximately 90,000 vehicles (including approximately 28,000 owner-operated vehicles that support TNT Express) in its integrated global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2018, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F(1)	B777F(2)	Total
2019	—	—	15	3	18
2020	—	—	16	6	22
2021	12	5	10	—	27
2022	12	6	10	3	31
2023	12	6	6	—	24
Thereafter	14	13	—	—	27
Total	50	30	57	12	149
(1)	As of May 31, 2018, our obligation to purchase four B767F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.
(2)	As of May 31, 2018, our obligation to purchase three B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

As of May 31, 2018, we had $1.2 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. Also see Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments.

On June 18, 2018, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA (the RLA condition was removed from three previously ordered B777F aircraft). The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

Sorting and Handling Facilities

At May 31, 2018, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
National
Memphis, Tennessee	784	3,768,345	484,000	Memphis-Shelby County Airport Authority	2036
Indianapolis, Indiana	370	2,509,000	216,000	Indianapolis Airport Authority	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	448,935	63,000	City of Oakland	2036
Greensboro, N. Carolina	165	593,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	23,000	City of Chicago	2028
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025(2)
International
Anchorage, Alaska(3)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(4)	111	1,238,000	63,000	Aeroports de Paris	2048
Cologne, Germany(4)	11	325,000	20,000	Cologne Bonn Airport	2040
Guangzhou, China(5)	155	873,006	62,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(5)	17	425,206	9,000	Kansai Airports	2024
(1)	Documents and packages.
(2)	Property is held under two separate leases — the lease for the sorting and handling facility expires in 2021, and the lease for the ramp expansion expires in 2025.
(3)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(4)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(5)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

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

FedEx Express has additional major international sorting-and-handling facilities located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan, Dubai and Miami.

TNT Express operates a central air hub near Liege, Belgium and a central European road hub in Duiven, The Netherlands.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. FedEx Express owns or leases 659 facilities for city station operations in the U.S. In addition, 566 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2018, TNT Express had over 1,000 facilities worldwide, including road hubs, air hubs, depots and office facilities. These facilities are strategically located to cover the geographic areas served by TNT Express.

As of May 31, 2018, FedEx Express had approximately 36,000 Drop Boxes. FedEx Express customers can also ship from approximately 28,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 48,000 drop-off locations, including approximately 26,000 TNT Express drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area. As of May 31, 2018, FedEx Ground owned or leased 601 facilities, including 37 hubs. In addition, approximately 62,000 owner-operated vehicles support FedEx Ground’s business. Of the 411 facilities that support FedEx Home Delivery, 373 are co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 37 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 458,000 square feet and range in size from approximately 107,000 to 1,002,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2018, FedEx Freight operated approximately 27,000 vehicles and 370 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 220,000 square feet of office and dock space.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Office’s corporate headquarters are located in Plano, Texas in leased facilities. As of May 31, 2018, FedEx Office operated approximately 1,900 customer-facing stores and also operated 32 centralized production centers. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office stores are generally located in strip malls, office buildings or stand-alone structures and customer-facing stores average approximately 3,700 square feet in size.

FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at Office Depot and OfficeMax retail locations (approximately 1,400 locations). Additionally, the FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of over 5,000 franchised and independent “pack and ship” retail locations.

During 2018 we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide during 2019 and 2020.

FedEx Trade Networks

FedEx Trade Networks’ corporate headquarters are located in Memphis, Tennessee. In total, FedEx Trade Networks Transport & Brokerage has approximately 140 offices in 120 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. In addition, FedEx Supply Chain has approximately 110 facilities through which it operates its supply chain logistics services, and FedEx Custom Critical operates approximately 150 ExpressCenters.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of material pending legal proceedings, see Note 18 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers and all persons chosen to become executive officers of FedEx is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman and Chief Executive Officer	73

Chairman and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; President of FedEx from January 1998 to February 2017; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Mark R. Allen Executive Vice President, General Counsel and Secretary	62

Executive Vice President, General Counsel and Secretary of FedEx since October 2017; Executive Vice President, General Counsel — Select of FedEx from September 2017 to October 2017; Senior Vice President, Legal International of FedEx Express from July 2010 to September 2017; Vice President, Legal — Europe, Middle East, Africa and Indian Subcontinent Region of FedEx Express from October 2000 to July 2010; Vice President, Legal — Asia Pacific of FedEx Express from 1996 to October 2000; and various legal positions with FedEx from 1982 to 1996.

David J. Bronczek President and Chief Operating Officer	64

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

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	59

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

Donald F. Colleran Executive Vice President — Chief Sales Officer	62

Executive Vice President — Chief Sales Officer of FedEx since January 2017; Executive Vice President — Global Sales of FedEx Services from 2006 to January 2017; Senior Vice President — International Sales from 2003 to 2006; Senior Vice President — Canada of FedEx Express from 2000 to 2003; Vice President — Sales/APAC from 1997 to 2000; and various management positions in sales from 1989 to 1997. Mr. Colleran serves as a director of EastGroup Properties, Inc., an equity real estate investment trust.

David L. Cunningham, Jr. President and Chief Executive Officer, FedEx Express	56

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

Name and Office	Age	Positions and Offices Held and Business Experience
Michael L. Ducker President and Chief Executive Officer, FedEx Freight Corporation	64

President and Chief Executive Officer of FedEx Freight since January 2015; Executive Vice President and Chief Operating Officer and President of International for FedEx Express from December 2009 to January 2015; Executive Vice President and President of International of FedEx Express from December 1999 to December 2009; Senior Vice President of Asia/Pacific of FedEx Express from September 1995 to December 1999; and various management positions in operations at FedEx Express from 1978 to 1995. Mr. Ducker will retire effective August 15, 2018. He serves as a director of International Flavors & Fragrances Inc., a global creator of flavors and fragrances used in consumer products, and nVent Electric plc, a provider of electrical connection and protection solutions.

Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	64

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

Henry J. Maier President and Chief Executive Officer, FedEx Ground	64

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

John A. Smith President and Chief Executive Officer — Select, FedEx Freight Corporation	56

Will succeed Michael L. Ducker as President and Chief Executive Officer of FedEx Freight effective August 16, 2018; President and Chief Executive Officer — Select of FedEx Freight since May 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008.

Rajesh Subramaniam Executive Vice President — Chief Marketing and Communications Officer	52

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

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting in his or her official capacity, pursuant to which any executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx, or any person nominated or chosen to become a director or executive officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 12, 2018, there were 12,052 holders of record of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the NYSE, and the cash dividends paid per share of common stock.

	Sale Prices
	High	Low	Dividend
Fiscal Year Ended May 31, 2018
Fourth Quarter	$258.00	$228.90	$0.50
Third Quarter	274.66	226.17	0.50
Second Quarter	233.89	209.67	0.50
First Quarter	219.99	193.94	0.50
Fiscal Year Ended May 31, 2017
Fourth Quarter	$199.17	$182.89	$0.40
Third Quarter	201.57	183.87	0.40
Second Quarter	192.58	158.20	0.40
First Quarter	169.57	145.00	0.40

FedEx also paid a cash dividend on July 9, 2018 ($0.65 per share). We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors. We evaluate the dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2018.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Mar. 1-31, 2018	635,000	$244.20	635,000	12,982,200
Apr. 1-30, 2018	635,000	242.20	635,000	12,347,200
May 1-31, 2018	610,000	246.95	610,000	11,737,200
Total	1,880,000	$244.41	1,880,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of July 12, 2018, 10.6 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2018 is presented on pages 143-144 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 50 through 92 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 142 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2018 thereon, are presented on pages 96 through 141 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2018 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 93 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 94 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, FedEx’s Code of Business Conduct and Ethics and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2018 annual meeting of stockholders, which will be held on September 24, 2018, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2018 annual meeting of stockholders, which will be held on September 24, 2018, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2018 annual meeting of stockholders, which will be held on September 24, 2018, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2018 annual meeting of stockholders, which will be held on September 24, 2018, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2018 and 2017 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2018 annual meeting of stockholders, which will be held on September 24, 2018, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2018 thereon, are listed on page 49 and presented on pages 96 through 141 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 16, 2018 thereon, is presented on pages 145 through 146 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
*2.1

Commitment Agreement dated as of May 3, 2018, by and among FedEx, Metropolitan Life Insurance Company and State Street Global Advisors Trust Company, in its capacity as the independent fiduciary of the FedEx Corporation Employees’ Pension Plan and the FedEx Freight Pension Plan. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 12, 2018, and incorporated herein by reference.)

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

4.34

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.35	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.36	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

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

10.9

Ninth Amendment dated August 14, 2017 (but effective as of September 1, 2017) to the Composite Lease Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.10	Tenth Amendment dated May 22, 2018 (but effective as of May 1, 2018) to the Composite Lease Agreement.

Aircraft-Related Agreements

10.11

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

10.16

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

10.28

Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.25 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.29

Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.13 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.31

Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.32

Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.33

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.34

Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.35

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

10.38

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

10.41

Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.42

Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.43

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.44

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.45

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.12 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.46

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

U.S. Postal Service Agreements

10.47

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

10.51

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

10.53

Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.54

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

10.58

Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.59

Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.60

Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.61

Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.62

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

10.82	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

10.90

Amendment dated February 11, 2016, amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.91

Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.92

Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.93

Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.94

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

10.98

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.87 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.99

Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.88 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.100

Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.89 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.101

Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.90 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.102

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

10.129

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.130

Amendment dated January 12, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.131

Amendment dated January 12, 2017 (but effective as of October 31, 2016), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.9 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.132

Amendment dated February 24, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.133

Amendment dated February 22, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.11 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.134

Amendment dated March 30, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.129 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

10.135

Amendment dated April 17, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.130 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

10.136

Amendment dated May 18, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.131 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

10.137

Amendment dated June 20, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.138

Amendment dated June 20, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.139

Amendment dated August 25, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.140

Amendment dated August 25, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.141

Amendment dated August 17, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.142

Amendment dated August 25, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.143

Amendment dated August 25, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.7 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.144

Amendment dated August 28, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.145

Amendment dated October 16, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.146

Amendment dated October 16, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.147

Amendment dated October 16, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.148

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.149

Amendment dated October 16, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.150

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.151

Amendment dated October 16, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.152

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.8 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.153

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.9 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.154

Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.10 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.155

Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.1 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.156

Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.2 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.157

Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.3 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.158

Amendment dated January 8, 2018 (but effective as of January 1, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.4 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.159

Amendment dated January 11, 2018 (but effective as of October 30, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.5 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.160

Amendment dated January 26, 2018 (but effective as of November 27, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.6 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.161

Amendment dated February 16, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been granted for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act. (Filed as Exhibit 10.7 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.162

Amendment dated March 18, 2018 (but effective as of December 28, 2017), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.163

Amendment dated March 20, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.164

Amendment dated March 21, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.165

Amendment dated April 10, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.166

Amendment dated May 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

*10.167

Amendment dated May 17, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Financing Agreement

10.168

Five-Year Credit Agreement dated as of November 13, 2015, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Credit Agreement”). (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated November 13, 2015 and filed November 18, 2015, and incorporated herein by reference.)

10.169

First Amendment dated as of January 26, 2018, between FedEx and JPMorgan Chase Bank, N.A., as administrative agent, amending the Credit Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.170	FedEx 1999 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and incorporated herein by reference.)

10.171

Form of Stock Option Agreement pursuant to the FedEx 1999 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-34934 on Form S-8, and incorporated herein by reference.)

10.172	FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.173

Form of Stock Option Agreement pursuant to the FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.174

Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.175	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.176

Amendment to the FedEx Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.177

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.178

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.179

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.180

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.181

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.182

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.183

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.184

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.185

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.186

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference.)

10.187	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.188	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.189	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.190

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, David J. Bronczek, Mark R. Allen, Robert B. Carter, Donald F. Colleran, David L. Cunningham, Jr., Michael L. Ducker, Alan B. Graf, Jr., Henry J. Maier and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.191	Consulting Agreement, dated January 1, 2017, between FedEx and T. Michael Glenn. (Filed as Exhibit 10.14 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.192

Separation and Release Agreement, dated July 19, 2017, between FedEx and Christine P. Richards. (Filed as Exhibit 10.10 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

FEDEX CORPORATION

Dated: July 16, 2018	By:	/s/ Frederick W. Smith
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

Signature	Capacity	Date

/s/ Frederick W. Smith	Chairman and Chief Executive	July 16, 2018
Frederick W. Smith	Officer and Director (Principal Executive Officer)

/s/ Alan B. Graf, Jr.	Executive Vice President and	July 16, 2018
Alan B. Graf, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ John L. Merino	Corporate Vice President and Principal	July 16, 2018
John L. Merino	Accounting Officer (Principal Accounting Officer)

/s/ James L. Barksdale	Director	July 16, 2018
James L. Barksdale

/s/ John A. Edwardson	Director	July 16, 2018
John A. Edwardson

/s/ Marvin R. Ellison	Director	July 16, 2018
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 16, 2018
Susan Patricia Griffith

/s/ John C. (“Chris”) Inglis	Director	July 16, 2018
John C. (“Chris”) Inglis

/s/ Kimberly A. Jabal	Director	July 16, 2018
Kimberly A. Jabal

/s/ Shirley Ann Jackson	Director	July 16, 2018
Shirley Ann Jackson

Signature	Capacity	Date

/s/ R. Brad Martin	Director	July 16, 2018
R. Brad Martin

/s/ Joshua Cooper Ramo	Director	July 16, 2018
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 16, 2018
Susan C. Schwab

/s/ David P. Steiner	Director	July 16, 2018
David P. Steiner

/s/ Paul S. Walsh	Director	July 16, 2018
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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations and Outlook, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2018 results compared to 2017 results, and 2017 results compared to 2016 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2019.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2019) for each of our transportation segments.
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

DESCRIPTION OF BUSINESS

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight transportation. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments. The FedEx Services segment also provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion and refer to “Item 1. Business” for a more detailed description of each of our operating companies.

In 2018, we reported FedEx Express and TNT Express as one segment. This new segment is the result of combining the financial information of the FedEx Express and TNT Express segments (previously referred to as the FedEx Express group) as part of the operational integration of these two businesses. As integration activities have progressed, the FedEx Express and TNT Express businesses have lost their historical discrete financial profiles, as the businesses are being combined. Therefore, discrete financial information for FedEx Express and TNT Express does not exist in a manner to evaluate performance and make resource allocation decisions. In addition, this new reporting structure aligns with our management reporting structure and our internal financial reporting and compensation plans.

Effective March 1, 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks, Inc. (“FedEx Trade Networks”). The realignment allows us to improve our ability to deliver the capabilities of our specialty services companies to customers. The new organization includes FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”), FedEx Cross Border Technologies, Inc. (“FedEx Cross Border”), FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”), FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and FedEx Forward Depots, Inc. (“FedEx Forward Depots”). FedEx Trade Networks operating segment results are included in “Corporate, other and eliminations” in our segment reporting.

Prior period segment results for all of our transportation segments have been recast to conform to the current year presentation for these organizational structure changes.

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

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as security, facility services and cargo handling), insurance, professional fees, taxes and licenses, and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2018 or ended May 31 of the year referenced and comparisons are to the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31.

				Percent Change
	2018(1)	2017(2)	2016(3)	2018/2017		2017/2016
Consolidated revenues	$65,450	$60,319	$50,365	9		20
Operating income:
FedEx Express segment	2,578	2,769	2,485	(7)		11
FedEx Ground segment	2,605	2,279	2,240	14		2
FedEx Freight segment	517	390	421	33		(7)
Corporate, other and eliminations	(830)	(401)	(2,069)	(107)		81
Consolidated operating income(4)	4,870	5,037	3,077	(3)		64
Operating margin:
FedEx Express segment	7.1%	8.2%	9.7%	(110)	bp	(150)	bp
FedEx Ground segment	14.2%	13.8%	14.9%	40	bp	(110)	bp
FedEx Freight segment	7.6%	6.4%	7.2%	120	bp	(80)	bp
Consolidated operating margin(4)	7.4%	8.4%	6.1%	(100)	bp	230	bp
Consolidated net income(5)	$4,572	$2,997	$1,820	53		65
Diluted earnings per share	$16.79	$11.07	$6.51	52		70

The following table shows changes in revenues and operating income by reportable segment for 2018 compared to 2017 and 2017 compared to 2016 (in millions):

	Year-over-Year Changes
	Revenues		Operating Income
	2018/2017	2017/2016	2018/2017(1)(2)	2017/2016(2)(3)
FedEx Express segment	$2,348	$8,271	$(191)	$284
FedEx Ground segment	1,892	1,452	326	39
FedEx Freight segment	742	245	127	(31)
FedEx Services segment	29	28	—	—
Corporate, other and eliminations	120	(42)	(429)	1,668
	$5,131	$9,954	$(167)	$1,960
(1)	Operating income in 2018 includes TNT Express integration expenses of $477 million and goodwill and other asset impairment charges associated with FedEx Supply Chain of $380 million.
(2)

Operating income in 2017 includes TNT Express integration expenses of $327 million. Operating income for 2017 also includes $39 million of charges for legal reserves related to certain pending U.S. Customs and Border Protection matters involving FedEx Trade Networks and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground.

(3)

Operating income in 2016 includes provisions related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a U.S. Customs and Border Protection notice of action involving FedEx Trade Networks in the amount of $69 million, in each case net of recognized immaterial insurance recovery. In addition, operating income includes transaction, financing and integration-planning expenses related to our TNT Express acquisition, as well as the immaterial financial results of TNT Express from the date of acquisition, aggregating $132 million during 2016. These expenses are predominantly included in “Corporate, other and eliminations.”

(4)

Operating income includes a gain of $10 million in 2018, a gain of $24 million in 2017 and a loss of $1.5 billion in 2016 associated with our retirement plans mark-to-market accounting further discussed in Note 13 of the accompanying consolidated financial statements.

(5)

Consolidated net income in 2018 includes the following benefits attributable to the enactment of the Tax Cuts and Jobs Act: a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability; a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans; and a benefit of approximately $265 million related to a lower statutory income tax rate on 2018 earnings. In addition, we recognized a net benefit of $255 million from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a $225 million benefit from foreign tax credits associated with distributions to the U.S. from our foreign operations.

Overview

Our operating results declined in 2018 as a result of the NotPetya cyberattack at TNT Express, a fourth quarter goodwill impairment charge at FedEx Supply Chain and increased TNT Express integration expenses. These negative factors were partially offset by increased yields, volume growth at FedEx Ground and FedEx Freight and a favorable net impact of fuel at all of our transportation segments.

Net income for 2018 includes a provisional benefit of $1.15 billion ($4.22 per diluted share) specifically related to the remeasurement of our net U.S. deferred tax liability as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”). We also recognized a one-time benefit of $204 million ($0.75 per diluted share) from a $1.5 billion contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in 2018 and a benefit of approximately $265 million ($0.97 per diluted share) related to a lower statutory income tax rate on 2018 earnings. In addition, we recognized a net benefit of $255 million ($0.94 per diluted share) from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express. We also recognized a $225 million benefit ($0.83 per diluted share) from foreign tax credits generated by distributions to the U.S. from our foreign operations.

During 2018, we announced three major programs valued at more than $4.2 billion following the passage of the TCJA. We increased compensation by over $200 million by advancing 2018 annual pay increases for certain hourly team members and funding increases in performance-based incentive plans for salaried personnel. In addition, we made a voluntary contribution of $1.5 billion to our U.S. Pension Plans in February 2018. Lastly, we announced a more than $2.5 billion multi-year program to significantly expand the FedEx Express Indianapolis hub and modernize the FedEx Express Memphis World Hub. See the “Outlook” section below for further information regarding our expected capital expenditures for 2019.

On June 27, 2017, the worldwide operations of TNT Express were significantly affected by the cyberattack known as NotPetya. Immediately following the attack, contingency plans were implemented to recover TNT Express operations and communications systems, and substantially all TNT Express services were fully restored during the first quarter of 2018. As of the second quarter of 2018, all of TNT Express’s critical operational systems were fully restored, critical business data was recovered and shipping services and solutions were back in place. Our results for 2018 were negatively impacted by the NotPetya cyberattack by an estimated $400 million ($1.19 per diluted share) during the first half of the year, primarily from loss of revenue due to decreased shipments in the TNT Express network, as well as incremental costs to restore information-technology systems.

Operating income in 2018 includes a net $10 million gain ($9 million, net of tax, or $0.03 per diluted share) associated with our fourth quarter mark-to-market (“MTM”) retirement plans adjustment, which includes a $210 million charge related to an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract. Our 2018 results also include $380 million ($379 million, net of tax, or $1.39 per diluted share) of goodwill and other asset impairment charges related to FedEx Supply Chain.

Additionally, we incurred TNT Express integration expenses totaling $477 million ($372 million, net of tax, or $1.36 per diluted share) in 2018, a $150 million increase from 2017. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising expenses and travel, and include any restructuring charges at TNT Express. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Our segment results improved in 2017 as a result of yield and volume growth and continued cost management at our FedEx Express segment, as well as the inclusion of TNT Express. In addition, tax benefits from the implementation of new foreign currency tax regulations and the adoption of a new accounting standard for share-based payments benefited results. These factors were partially offset by TNT Express integration expenses, network expansion costs at FedEx Ground, one fewer operating day at FedEx Express and FedEx Ground and higher operating expenses at FedEx Freight.

We incurred an aggregate of $327 million ($245 million, net of tax, or $0.91 per diluted share) of TNT Express integration expenses in 2017. In addition, operating income in 2017 includes a $24 million gain ($6 million, net of tax, or $0.02 per diluted share) associated with our fourth quarter MTM retirement plans adjustment. Our 2017 results also include $39 million ($24 million, net of tax, or $0.09 per diluted share) of charges for legal reserves related to certain pending U.S. Customs and Border Protection (“CBP”) matters involving FedEx Trade Networks and $22 million ($13 million, net of tax, or $0.05 per diluted share) of charges related to the settlement of and certain expected losses relating to independent contractor litigation matters involving FedEx Ground. These items are included in “Corporate, other and eliminations.”

Our results for 2016 include a $1.5 billion loss ($946 million, net of tax, or $3.39 per diluted share) associated with our MTM retirement plans adjustment.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)	International domestic average daily package volume relates to our international intra-country operations.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

(1)	International domestic revenue per package relates to our international intra-country operations.

Revenue

Revenues increased 9% in 2018 due to improved performance at all of our transportation segments. Revenues at FedEx Express increased 7% in 2018 due to improved base yields and favorable exchange rates, despite impacts from the NotPetya cyberattack discussed above. At FedEx Ground, revenues increased 11% in 2018 due to volume growth and increased yields. FedEx Freight revenues increased 12% in 2018 due to higher revenue per shipment and average daily shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in 2018.

Revenues increased 20% in 2017 due to the inclusion of TNT Express and improvements at our other transportation segments. At FedEx Ground, revenues increased 10% in 2017 due to improved yield and volume growth. Revenues at FedEx Express increased 32% in 2017 primarily due to the inclusion of TNT Express. Revenues in 2017 were negatively impacted by one fewer operating day at FedEx Express and FedEx Ground. FedEx Freight revenues increased 4% due to higher average daily shipments and higher revenue per shipment. Higher fuel surcharges benefited revenues at all of our transportation segments in 2017, but had a minimal net impact on operating income.

Retirement Plans MTM Adjustments

We incurred a pre-tax MTM net gain of $10 million in 2018 ($9 million, net of tax, or $0.03 per diluted share), a gain of $24 million in 2017 ($6 million, net of tax, or $0.02 per diluted share) and a loss of $1.5 billion in 2016 ($946 million, net of tax, or $3.39 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. The gain in 2018 is attributable to an increased discount rate, which more than offset losses from demographic experience. The net gain for 2018 includes a $210 million loss from the purchase of a group annuity contract from Metropolitan Life Insurance Company that transferred approximately 20% of our U.S. Pension Plan liabilities. The gain in 2017 reflects higher-than-expected pension asset returns, particularly in the equity markets. The loss in 2016 is attributable to declining discount rates and demographic assumption experience changes. For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Goodwill and Other Asset Impairment Charges

In 2018, we incurred goodwill and other asset impairment charges of $380 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. For additional information concerning these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 4 of the accompanying consolidated financial statements.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

	2018(1)	2017(2)	2016(3)
Operating expenses:
Salaries and employee benefits	$23,207	$21,542	$18,581
Purchased transportation	15,101	13,630	9,966
Rentals and landing fees	3,361	3,240	2,854
Depreciation and amortization	3,095	2,995	2,631
Fuel	3,374	2,773	2,399
Maintenance and repairs	2,622	2,374	2,108
Goodwill and other asset impairment charges(4)	380	—	—
Retirement plans mark-to-market adjustment	(10)	(24)	1,498
Other(5)	9,450	8,752	7,251
Total operating expenses	$60,580	$55,282	$47,288
Total operating income	$4,870	$5,037	$3,077

	Percent of Revenue
	2018(1)	2017(2)	2016(3)
Operating expenses:
Salaries and employee benefits	35.5%	35.7%	36.9%
Purchased transportation	23.1	22.6	19.8
Rentals and landing fees	5.1	5.3	5.7
Depreciation and amortization	4.7	5.0	5.2
Fuel	5.2	4.6	4.7
Maintenance and repairs	4.0	3.9	4.2
Goodwill and other asset impairment charges(4)	0.6	—	—
Retirement plans mark-to-market adjustment	—	—	3.0
Other(5)	14.4	14.5	14.4
Total operating expenses	92.6	91.6	93.9
Operating margin	7.4%	8.4%	6.1%

(1)	Includes TNT Express integration expenses of $477 million.
(2)	Includes TNT Express integration expenses of $327 million.
(3)	Includes transaction and integration-planning expenses related to our TNT Express acquisition of $113 million.
(4)	Includes goodwill and other asset impairment charges of $380 million in 2018 associated with our FedEx Supply Chain business.
(5)

Other expenses include $8 million in 2018 and $39 million in 2017 of charges related to certain pending CBP matters involving FedEx Trade Networks. Also included in 2017 is $22 million of charges in connection with the settlement of and expected losses relating to independent contractor litigation matters involving FedEx Ground. Included in 2016 are provisions for the settlement of and expected losses related to independent contractor litigation matters involving FedEx Ground for $256 million and $69 million in expenses related to the settlement of a CBP notice of action involving FedEx Trade Networks, in each case net of recognized immaterial insurance recovery.

Our 2018 operating income and margin declined primarily due to the NotPetya cyberattack at TNT Express, fourth quarter goodwill and other asset impairment charges and increased TNT Express integration expenses.

Salaries and employee benefits expense increased 8% in 2018 due to merit increases at all of our transportation segments, unfavorable exchange rates at FedEx Express and higher staffing at FedEx Ground and FedEx Freight. Purchased transportation costs increased 11% in 2018 due to higher volumes at all of our transportation segments, increased transportation rates and higher fuel expenses at FedEx Ground and unfavorable exchange rates at FedEx Express. Other operating expenses increased 8% in 2018 primarily due to increased outside service contracts and unfavorable exchange rates at FedEx Express and higher TNT Express integration expenses.

In 2017, our operating income and margin benefited from the slight positive impact of our MTM retirement plans adjustment, compared to a large MTM loss in the prior year, the year-over-year decreases in 2017 associated with the independent contractor litigation matters and CBP matters, and the continued growth and cost management initiatives at the FedEx Express segment. However, operating margin was negatively impacted in 2017 by the inclusion of TNT Express, TNT Express integration expenses and network expansion costs at FedEx Ground.

In 2017, purchased transportation costs increased 37% due to the inclusion of TNT Express and higher volume and increased transportation rates at FedEx Ground. Salaries and employee benefits expense increased 16% in 2017 due to the inclusion of TNT Express, volume growth and staffing to support network expansion at FedEx Ground, merit increases at FedEx Express, and higher staffing levels to support volume growth and merit increases at FedEx Freight. Other expenses increased 21% in 2017 primarily due to outside service contracts at TNT Express and the reserves for the legal matters involving FedEx Trade Networks and FedEx Ground, which were offset by the inclusion of independent contractor litigation expenses and the CBP matter in the prior year.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense increased 22% during 2018 due to higher fuel prices. However, fuel prices represent only one component of the two factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2018, 2017 and 2016 in the accompanying discussions of each of our transportation segments.

Our fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks.

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

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Risk Factors” below.

The net impact of fuel had a significant benefit to operating income in 2018 as higher fuel surcharges more than offset increased fuel prices.

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

Fuel expense increased 16% during 2017 due to the inclusion of TNT Express and higher fuel prices. The net impact of fuel had a minimal impact on operating income in 2017 as higher fuel surcharges were more than offset by increased fuel prices.

Other Income and Expense

Interest expense increased $46 million in 2018 primarily due to U.S. debt and commercial paper issuances during the year. Interest expense increased $176 million in 2017 primarily due to our U.S. and euro debt issuances in 2016, which was partially offset by a gain of $35 million from the sale of an investment during 2017.

Income Taxes

Our effective tax rate was (5.0%) in 2018, 34.6% in 2017 and 33.6% in 2016. Our 2018 tax rate was favorably impacted by the enactment of the TCJA during the third quarter. As of May 31, 2018, we are still completing our accounting for the income tax effects of the TCJA. In accordance with Staff Accounting Bulletin 118, issued by the staff of the Securities and Exchange Commission (“SEC”), we have recorded a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability and an immaterial provisional benefit from the one-time transition tax on previously deferred foreign earnings. In addition, we recognized a benefit of approximately $265 million related to a lower statutory income tax rate on 2018 earnings and a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in February 2018.

Our 2018 tax rate also included a net benefit of $255 million from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million from foreign tax credits generated by distributions to the U.S. from our foreign operations. The 2018 tax rate was negatively impacted by an increase in uncertain tax positions for income tax audits.

Our 2017 tax rate was favorably impacted by $62 million as a result of the implementation of new U.S. foreign currency tax regulations. Our 2016 tax rate was favorably impacted by $76 million from an internal corporate legal entity restructuring done in anticipation of the integration of the foreign operations of FedEx Express and TNT Express. A lower state tax rate primarily due to the resolution of a state tax matter also provided a benefit to our 2016 tax rate.

The following table provides a reconciliation of the 2017 effective tax rate to the 2018 effective tax rate, including the impact of the TCJA, for the year ended May 31:

2017 Effective Tax Rate	34.6%
Remeasurement of net U.S. deferred tax liability	(26.4)
Lower statutory tax rate	(6.1)
Corporate structuring transactions	(4.3)
Foreign tax credits generated by distributions from foreign operations	(5.2)
Effect of February 2018 pension contribution(1)	(4.7)
Goodwill impairment charge	2.5
Increase in uncertain tax positions	2.0
Other(2)	2.6
2018 Effective Tax Rate	(5.0)%
(1)	The benefit relates to the pension contribution deduction on our 2017 tax return at a rate of 35%.
(2)

Includes a non-recurring benefit of $62 million in 2017 from the implementation of new U.S. foreign currency tax regulations; 2018 includes increases in non-deductible losses in our foreign operations, including the impact of the NotPetya cyberattack, and deferred tax adjustments.

For more information on income taxes, including our effective tax rate reconciliation, impact of the TCJA enactment, and liabilities for uncertain tax positions, see the Critical Accounting Estimates section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On March 23, 2018, we acquired P2P Mailing Limited, a leading provider of worldwide, low-cost e-commerce transportation solutions, for £92 million ($135 million) in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Trade Networks operating segment from the date of acquisition and were not material to our results of operations.

On October 13, 2017, we acquired Northwest Research Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations.

On May 25, 2016, we acquired TNT Express for €4.4 billion ($4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). All shares associated with the transaction were tendered or transferred as of the third quarter of 2017. We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business for 2018 and 2017 are included in the FedEx Express segment. Financial results for 2016 were immaterial from the time of acquisition and are included in “Corporate, other and eliminations” in our segment reporting.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries and territories. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and FedEx Express’s strength in other regions globally.

For more information, see Note 3 of the accompanying consolidated financial statements.

Outlook

During 2019, we expect yield and volume growth at all of our transportation segments to support revenue and earnings growth, prior to any MTM retirement plans adjustment. We will continue to execute operational improvement programs at FedEx Ground and FedEx Freight that are designed to increase operational efficiency and safety, enhance service offerings to our customers and reduce our cost structure. Our expectations for earnings growth in 2019 are dependent on key external factors, including fuel prices, moderate economic growth and stability in global trade.

During 2019, we also will continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and territories and involves combining our pickup-and-delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information-technology systems. In addition, a portion of our integration expenses relate to the ongoing establishment of our new international corporate structure, which will leverage synergies to maximize our international profitability.

During 2019, we will be focused on integrating the largest and most complex countries, which include the largest workforces and facilities. In connection with this, we expect to incur approximately $450 million of integration expenses in 2019 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years through 2020 to be approximately $1.5 billion. The timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

The integration is expected to be substantially completed by the end of 2020. We are targeting operating income improvement at the FedEx Express segment of $1.2 to $1.5 billion in 2020 from 2017 assuming moderate economic growth, stability in global trade and current accounting rules and tax laws. The target includes TNT Express synergies as well as base business and other operational improvements across the global FedEx Express network. Although we are targeting to complete our integration program by the end of 2020, we are investing in opportunities to improve the capabilities of the integrated business for future profitability, including periods beyond 2020.

Our capital expenditures for 2019 are expected to be approximately $5.6 billion and include FedEx Express investments in aircraft fleet modernization and the Memphis and Indianapolis hub modernization and expansion programs. Capital expenditures at FedEx Ground are expected to decline in 2019, due to the completion of two major hub projects that boost our capacity in the Northeast. In addition, our capital expenditure forecast includes $180 million related to the TNT Express integration.

Our aircraft fleet modernization and hub modernization and expansion programs at FedEx Express are multi-year programs that will entail significant investments over the next several years. See the “Contractual Cash Obligations and Off-Balance Sheet Arrangements” section of this MD&A for details of our capital commitments for 2019 and beyond. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2019 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

We expect our effective tax rate for 2019 to be approximately 25%, prior to any MTM retirement plans adjustment. However, substantial activities and corporate structuring transactions are ongoing with respect to the integration of FedEx Express and TNT Express. As we continue to integrate these businesses over the next few years, there could be material favorable and unfavorable impacts to our effective tax rate during this period. In addition, the final impact of the TCJA on our reported results may differ from the estimates recorded, possibly materially, due to changes in interpretations and assumptions we have made and future guidance that may be issued. See “Risk Factors” below for more information.

New pension accounting rules will go into effect for us in 2019, which will negatively impact our operating income and margin, but will have no impact on our net income or earnings per share. Under these new rules, only pension service cost will be included in operating expenses. All of the other elements of pension expense, including our annual MTM adjustment, will be classified as non-operating expenses. Prior year financial results will be recast to conform to these new rules upon adoption. See Note 2 of the accompanying consolidated financial statements for further discussion.

Our outlook is dependent upon a stable pricing environment for fuel, as volatility in fuel prices impacts our fuel surcharge levels, fuel expense and demand for our services.

Other Outlook Matters

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of May 31, 2018, over 60% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

See “Risk Factors” and “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenues and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Risk Factors” below for more information.

RECENT ACCOUNTING GUIDANCE

See Note 2 of the accompanying consolidated financial statements for a discussion of recent accounting guidance.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, constitute our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
TNT Express (international express transportation, small-package ground delivery and freight transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

In 2018, FedEx Express and TNT Express are reported as one segment. This new segment is the result of combining the financial information of the FedEx Express and TNT Express segments (previously referred to as the FedEx Express group) as part of the operational integration of these two businesses.

In the fourth quarter of 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks. The new organization includes FedEx Trade Networks Transport & Brokerage, FedEx Cross Border, FedEx Supply Chain, FedEx Custom Critical and FedEx Forward Depots. FedEx Trade Networks operating segment results are included in “Corporate, other and eliminations” in our segment reporting.

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments.

Also included in corporate and other is the FedEx Trade Networks operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots.

In 2018, the operating income decrease in “Corporate, other and eliminations” was driven by fourth quarter goodwill and other asset impairment charges at FedEx Supply Chain of $380 million. In 2017, the operating income increase was driven by the change in the MTM retirement plans adjustment and the year-over-year decrease in charges for legal reserves, which were partially offset by the increase in TNT Express integration expenses discussed above.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred or economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the years ended May 31:

				Percent Change
	2018	2017	2016	2018/2017		2017/2016
Revenues:
Package:
U.S. overnight box	$7,273	$6,955	$6,763	5		3
U.S. overnight envelope	1,788	1,750	1,662	2		5
U.S. deferred	3,738	3,526	3,379	6		4
Total U.S. domestic package revenue	12,799	12,231	11,804	5		4
International priority	7,356	6,940	5,697	6		22
International economy	3,255	2,876	2,282	13		26
Total international export package revenue	10,611	9,816	7,979	8		23
International domestic(1)	4,587	4,227	1,285	9		NM
Total package revenue	27,997	26,274	21,068	7		25
Freight:
U.S.	2,797	2,527	2,481	11		2
International priority	2,179	1,910	999	14		NM
International economy	1,916	1,740	385	10		NM
International airfreight	368	355	126	4		NM
Total freight revenue	7,260	6,532	3,991	11		NM
Other	915	1,018	494	(10)		106
Total revenues	36,172	33,824	25,553	7		32
Operating expenses:
Salaries and employee benefits	13,096	12,278	9,921	7		24
Purchased transportation	5,109	4,721	1,688	8		NM
Rentals and landing fees	1,987	1,947	1,664	2		17
Depreciation and amortization	1,679	1,662	1,377	1		21
Fuel	2,889	2,378	2,023	21		18
Maintenance and repairs	1,753	1,553	1,290	13		20
Intercompany charges	2,045	1,886	1,832	8		3
Other	5,036	4,630	3,273	9		41
Total operating expenses	33,594	31,055	23,068	8		35
Operating income	$2,578	$2,769	$2,485	(7)		11
Operating margin	7.1%	8.2%	9.7%	(110)	bp	(150)	bp

(1)	International domestic revenues relate to our international intra-country operations.

	Percent of Revenue
	2018	2017	2016
Operating expenses:
Salaries and employee benefits	36.2%	36.3%	38.8%
Purchased transportation	14.1	14.0	6.6
Rentals and landing fees	5.5	5.8	6.5
Depreciation and amortization	4.6	4.9	5.4
Fuel	8.0	7.0	7.9
Maintenance and repairs	4.9	4.6	5.1
Intercompany charges	5.7	5.5	7.2
Other	13.9	13.7	12.8
Total operating expenses	92.9	91.8	90.3
Operating margin	7.1%	8.2%	9.7%

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2018	2017	2016	2018/2017	2017/2016
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,252	1,265	1,271	(1)	—
U.S. overnight envelope	549	561	541	(2)	4
U.S. deferred	928	900	901	3	—
Total U.S. domestic ADV	2,729	2,726	2,713	—	—
International priority	527	527	394	—	34
International economy	268	254	181	6	40
Total international export ADV	795	781	575	2	36
International domestic(1)	2,429	2,394	888	1	NM
Total ADV	5,953	5,901	4,176	1	41
Revenue per package (yield):
U.S. overnight box	$22.80	$21.57	$20.79	6	4
U.S. overnight envelope	12.77	12.24	11.99	4	2
U.S. deferred	15.79	15.36	14.66	3	5
U.S. domestic composite	18.40	17.60	17.00	5	4
International priority	54.69	51.66	56.47	6	(9)
International economy	47.63	44.41	49.15	7	(10)
International export composite	52.31	49.30	54.16	6	(9)
International domestic(1)	7.41	6.92	5.65	7	22
Composite package yield	18.44	17.46	19.71	6	(11)
Freight Statistics
Average daily freight pounds:
U.S.	8,362	8,185	8,178	2	—
International priority	5,386	5,213	1,702	3	NM
International economy	12,603	12,274	808	3	NM
International airfreight	1,939	1,902	623	2	NM
Total average daily freight pounds	28,290	27,574	11,311	3	NM
Revenue per pound (yield):
U.S.	$1.31	$1.21	$1.19	8	2
International priority	1.59	1.44	2.29	10	(37)
International economy	0.60	0.56	1.86	7	(70)
International airfreight	0.75	0.73	0.79	3	(8)
Composite freight yield	1.01	0.93	1.38	9	(33)
(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 7% in 2018 primarily due to improved base rates, higher fuel surcharges and favorable exchange rates, despite impacts from the NotPetya cyberattack discussed above in “Results of Operations and Outlook – Consolidated Results – Overview.”

International export package yields increased 6% in 2018 due to higher fuel surcharges, favorable exchange rates and favorable service mix. International export average daily volumes increased 2% primarily due to increased international economy shipments, despite the decrease in volume due to the NotPetya cyberattack. Freight yields increased 9% in 2018 primarily due to higher base rates, higher fuel surcharges and favorable exchange rates. Average daily freight pounds increased 3% in 2018 driven by international and U.S. freight services. U.S. domestic package yields increased 5% in 2018 primarily due to higher base rates and fuel surcharges.

FedEx Express segment revenues increased 32% in 2017 primarily due to the inclusion of TNT Express, which drove significant volume increases while having a negative product mix impact on our composite yields.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the years ended May 31:

	2018	2017	2016
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.2%	1.0%	—%
High	7.1	3.4	4.0
Weighted-average	4.8	2.5	1.8
International Fuel Surcharges:
Low	3.4	1.2	—
High	16.7	11.3	12.0
Weighted-average	11.1	8.0	6.1

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

FedEx Express Segment Operating Income

FedEx Express segment operating income and margin decreased in 2018 primarily due to the impacts from the NotPetya cyberattack and higher TNT Express integration expenses, partially offset by yield growth and the positive net impact of fuel.

The NotPetya cyberattack had an estimated $400 million negative impact for the first half of 2018. Results also include $380 million of TNT Express integration expenses in 2018, a $174 million increase from 2017.

Salaries and employee benefits increased 7% in 2018 primarily due to merit increases and unfavorable exchange rates. Other operating expenses increased 9% in 2018 primarily due to increased outside service contracts, unfavorable exchange rates and TNT Express integration expenses. Purchased transportation increased 8% in 2018 due to unfavorable exchange rates and increased international volume. Maintenance and repairs increased 13% in 2018 due to the timing of aircraft engine maintenance events, coupled with higher non-aircraft maintenance and repairs associated with vehicles, equipment and facilities.

Fuel expense increased 21% in 2018 due to increased fuel prices. However, the net impact of fuel had a significant benefit to operating income in 2018, as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

The inclusion of TNT Express in the FedEx Express segment results impacted the year-over-year comparability in 2017. FedEx Express segment operating income increased 11% in 2017, driven by improved results at FedEx Express and the addition of TNT Express. Operating margin decreased in 2017 due to the inclusion of TNT Express. FedEx Express results were negatively impacted in 2017 by $206 million of TNT Express integration expenses.

FedEx Express Segment Outlook

Revenues and earnings are expected to increase at FedEx Express in 2019. We expect revenues to increase primarily due to higher international volumes and U.S. domestic yields, as we continue to focus on revenue quality. During 2019, we will continue to implement actions to enhance safety, improve efficiencies and adjust our air and ground networks to match anticipated demand and serve our integrated operations. Additionally, we expect revenues to increase in part due to the recovery from the NotPetya cyberattack.

During 2019, we will continue to execute our TNT Express integration plans and will be focused on integrating the largest and most complex countries, which include the largest workforces and facilities. In connection with this, we expect the FedEx Express segment to incur approximately $390 million of integration expenses in 2019. The integration process is complex as it spans over 200 countries and territories and involves combining our pickup-and-delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, custom clearance, sales and back-office information-technology systems. The integration is expected to be substantially completed by the end of 2020.

We are targeting operating income improvement at the FedEx Express segment of $1.2 billion to $1.5 billion in 2020 from 2017 assuming moderate economic growth, stability in global trade and current accounting rules and tax laws. This target includes TNT Express synergies as well as base business and other operational improvements across the global FedEx Express network. Although we are targeting to complete our integration program by the end of 2020, we are investing in opportunities to improve the capabilities of the integrated business for future profitability, including periods beyond 2020.

Capital expenditures at FedEx Express are expected to increase slightly in 2019, as we remain focused on modernizing our aircraft fleet by adding newer aircraft that are more reliable, fuel efficient and technologically advanced, and retiring older, less-efficient aircraft. In addition, we are making significant investments over multiple years in our facilities, specifically over $1.5 billion to significantly expand the Indianapolis hub and over $1 billion to modernize the Memphis World Hub.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the years ended May 31:

				Percent Change
	2018	2017	2016	2018/2017		2017/2016

Revenues	$18,395	$16,503	$15,051	11		10
Operating expenses:
Salaries and employee benefits	2,955	2,610	2,261	13		15
Purchased transportation	7,936	7,177	6,619	11		8
Rentals	754	696	579	8		20
Depreciation and amortization	681	627	556	9		13
Fuel	12	10	10	20		—
Maintenance and repairs	309	293	258	5		14
Intercompany charges	1,443	1,316	1,230	10		7
Other	1,700	1,495	1,298	14		15
Total operating expenses	15,790	14,224	12,811	11		11
Operating income	$2,605	$2,279	$2,240	14		2
Operating margin	14.2%	13.8%	14.9%	40	bp	(110)	bp
Average daily package volume	8,336	7,896	7,526	6		5
Revenue per package (yield)	$8.63	$8.18	$7.80	6		5

	Percent of Revenue
	2018	2017	2016
Operating expenses:
Salaries and employee benefits	16.1%	15.8%	15.0%
Purchased transportation	43.1	43.5	44.0
Rentals	4.1	4.2	3.8
Depreciation and amortization	3.7	3.8	3.7
Fuel	0.1	0.1	0.1
Maintenance and repairs	1.7	1.8	1.7
Intercompany charges	7.8	8.0	8.2
Other	9.2	9.0	8.6
Total operating expenses	85.8	86.2	85.1
Operating margin	14.2%	13.8%	14.9%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 11% in 2018 due to volume growth and increased yields. Average daily volume increased 6% in 2018 primarily due to continued growth in our residential services. Yield increased 6% in 2018 driven by higher base rates and higher fuel surcharges.

FedEx Ground segment revenues increased 10% in 2017 due to yield and volume growth, partially offset by one fewer operating day. Yield increased 5% in 2017 due to higher base yields for our commercial business and residential services. Average daily volume increased 5% in 2017 primarily due to continued growth in our commercial business and residential services.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the years ended May 31:

	2018	2017	2016
Low	4.0%	3.3%	2.8%
High	6.3	4.5	4.5
Weighted-average	5.2	4.0	3.8

Effective January 1, 2018, FedEx Ground implemented a 4.9% average list price increase. In addition, as announced on September 18, 2017, dimensional weight pricing applies to the majority of FedEx SmartPost shipments effective January 22, 2018. Effective February 6, 2017, FedEx Ground fuel surcharges are adjusted on a weekly basis compared to the previously monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor. On January 4, 2016, FedEx Ground implemented a 4.9% increase in average list price.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 14% due to volume growth, increased yields and benefits associated with ongoing cost management. Higher purchased transportation, staffing and network expansion costs partially offset these benefits.

Purchased transportation increased 11% in 2018 due to higher volumes, increased rates and higher fuel expenses. Salaries and employee benefits expense increased 13% in 2018 due to additional staffing to support volume growth and network expansion and merit increases. Other expenses increased 14% in 2018 primarily due to higher property taxes, retail sales commissions and security and facility services. Intercompany charges increased 10% in 2018 due to higher allocated information-technology and marketing costs. Rentals and depreciation and amortization expense increased 8% in 2018 due to network expansion.

FedEx Ground segment operating income increased 2% in 2017 due to yield and volume growth, partially offset by network expansion and staffing costs. Operating margin declined in 2017 primarily due to network expansion.

Purchased transportation increased 8% in 2017 due to higher volumes and increased service provider and U.S. Postal Service (“USPS”) rates. Salaries and employee benefits expense increased 15% in 2017 primarily due to volume growth and additional staffing to support network expansion. Rent and depreciation and amortization expense increased in 2017 due to network expansion. Other operating expenses increased 15% in 2017 due to increased property taxes as a result of network expansion and higher self-insurance costs.

FedEx Ground Segment Outlook

We expect FedEx Ground segment revenues and operating income to increase in 2019, driven by continued volume and yield growth in our commercial business and residential services. We are focused on balancing capacity and volume growth with yield discipline and ongoing cost management. We anticipate results in 2019 will continue to be impacted by higher operating costs required to service increased residential volumes driven by expected growth in e-commerce. In addition, we are exploring strategies to optimize the FedEx Ground network and drive operating income growth and margin improvement, while continuing to provide industry-leading service.

Capital expenditures at FedEx Ground are expected to decrease in 2019 due to the completion of two major hub projects that boost our capacity in the Northeast.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the years ended May 31:

				Percent Change
	2018	2017	2016	2018/2017		2017/2016
Revenues	$6,812	$6,070	$5,825	12		4
Operating expenses:
Salaries and employee benefits	3,292	3,006	2,874	10		5
Purchased transportation	847	717	690	18		4
Rentals	153	134	140	14		(4)
Depreciation and amortization	296	265	244	12		9
Fuel	471	384	363	23		6
Maintenance and repairs	227	214	206	6		4
Intercompany charges	502	481	437	4		10
Other	507	479	450	6		6
Total operating expenses	6,295	5,680	5,404	11		5
Operating income	$517	$390	$421	33		(7)
Operating margin	7.6%	6.4%	7.2%	120	bp	(80)	bp
Average daily shipments (in thousands):
Priority	74.5	70.6	67.7	6		4
Economy	31.9	31.0	31.1	3		—
Total average daily shipments	106.4	101.6	98.8	5		3
Weight per shipment:
Priority	1,213	1,176	1,191	3		(1)
Economy	1,134	1,129	1,145	—		(1)
Composite weight per shipment	1,190	1,161	1,177	2		(1)
Revenue per shipment:
Priority	$236.78	$221.67	$218.50	7		1
Economy	286.85	265.77	261.27	8		2
Composite revenue per shipment	$251.93	$235.20	$232.11	7		1
Revenue per hundredweight:
Priority	$19.52	$18.85	$18.35	4		3
Economy	25.29	23.55	22.81	7		3
Composite revenue per hundredweight	$21.18	$20.25	$19.73	5		3

	Percent of Revenue
	2018	2017	2016
Operating expenses:
Salaries and employee benefits	48.3%	49.5%	49.3%
Purchased transportation	12.4	11.8	11.9
Rentals	2.2	2.2	2.4
Depreciation and amortization	4.4	4.4	4.2
Fuel	6.9	6.3	6.2
Maintenance and repairs	3.3	3.6	3.6
Intercompany charges	7.4	7.9	7.5
Other	7.5	7.9	7.7
Total operating expenses	92.4	93.6	92.8
Operating margin	7.6%	6.4%	7.2%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 12% in 2018 primarily due to higher revenue per shipment and average daily shipments. Revenue per shipment increased 7% in 2018 primarily due to higher base rates, driven by our ongoing yield management initiatives, higher fuel surcharges and higher weight per shipment. Average daily shipments increased 5% in 2018 due to higher demand for our service offerings.

FedEx Freight segment revenues increased 4% in 2017 primarily due to higher average daily shipments and higher revenue per shipment. Average daily shipments increased 3% in 2017 due to higher demand for our service offerings. Revenue per shipment increased 1% in 2017 due to higher base rates and fuel surcharges, partially offset by lower weight per shipment. Base rate increases were the result of our ongoing yield management initiatives.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the years ended May 31:

	2018	2017	2016
Low	20.9%	20.2%	18.5%
High	25.0	21.6	23.1
Weighted-average	22.9	21.0	20.6

Effective January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On January 4, 2016, FedEx Freight implemented zone-based pricing on U.S. and other shipping rates. Also, on January 4, 2016, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 33% in 2018 primarily due to higher revenue per shipment. Salaries and employee benefits increased 10% in 2018, driven by higher staffing levels to support volume growth, merit increases and higher incentive compensation accruals. Purchased transportation increased 18% in 2018 due to higher volumes and increased rates, including higher fuel surcharges.

Fuel expense increased 23% in 2018 due to higher fuel prices. The net impact of fuel had a moderate benefit to operating income in 2018 as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight segment operating income and operating margin decreased in 2017 primarily due to higher operating expenses that more than offset base rate increases and volume growth. Salaries and employee benefits increased 5% in 2017 due to higher staffing levels to support volume growth and merit increases. Intercompany charges increased 10% in 2017 due to higher allocated information-technology costs. Other expenses increased 6% in 2017 due to higher self-insurance costs and increased real estate taxes. Purchased transportation increased 4% in 2017 due to higher volumes. Depreciation and amortization increased 9% in 2017 due to increased vehicle purchases. Rentals decreased 4% in 2017 primarily due to a charge related to a facility closure in 2016 and a credit related to the favorable sublease of the facility the following year.

Fuel expense increased 6% in 2017 due to higher fuel prices and volume growth. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

We expect revenue, operating income and operating margin improvement in 2019 driven by effective yield management, as well as volume growth primarily from small and mid-sized customers. FedEx Freight earnings are also expected to be positively impacted as we continue to leverage new technology to modernize our operations and improve productivities to further enhance the customer experience. These operational improvement programs will also increase operational efficiency and safety and reduce our cost structure.

Capital expenditures at FedEx Freight are expected to increase slightly in 2019 primarily due to continued investments in vehicles, equipment and technology, which are expected to contribute to efficiency improvements.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $3.3 billion at May 31, 2018, compared to $4.0 billion at May 31, 2017. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2018	2017	2016
Operating activities:
Net income	$4,572	$2,997	$1,820
Retirement plans mark-to-market adjustment	(10)	(24)	1,498
Gain from sale of business	(85)	—	—
Gain from sale of investment	—	(35)	—
Goodwill and other asset impairment charges	380	—	—
Other noncash charges and credits	3,277	4,194	2,927
Changes in assets and liabilities	(3,460)	(2,202)	(537)
Cash provided by operating activities	4,674	4,930	5,708
Investing activities:
Capital expenditures	(5,663)	(5,116)	(4,818)
Business acquisitions, net of cash acquired	(179)	—	(4,618)
Proceeds from sale of business	123	—	—
Proceeds from asset dispositions and other	42	135	(10)
Cash used in investing activities	(5,677)	(4,981)	(9,446)
Financing activities:
Purchase of treasury stock	(1,017)	(509)	(2,722)
Principal payments on debt	(38)	(82)	(41)
Proceeds from debt issuances	1,480	1,190	6,519
Dividends paid	(535)	(426)	(277)
Other	337	355	132
Cash provided by financing activities	227	528	3,611
Effect of exchange rate changes on cash	72	(42)	(102)
Net (decrease) increase in cash and cash equivalents	$(704)	$435	$(229)
Cash and cash equivalents at end of period	$3,265	$3,969	$3,534

Cash Provided by Operating Activities. Cash flows from operating activities decreased $256 million in 2018 primarily due to $500 million of additional voluntary pension contributions and $500 million of payments related to previously accrued legal settlements, partially offset by lower net tax payments.

Cash flows from operating activities decreased $778 million in 2017 primarily due to higher pension contributions, partially offset by lower income tax payments. We made contributions of $2.5 billion in 2018, $2.0 billion in 2017 and $660 million in 2016 to our U.S. Pension Plans.

Cash Used in Investing Activities. Capital expenditures were 11% higher in 2018 largely due to increased spending at FedEx Express for aircraft and related equipment as part of our fleet modernization program and were 6% higher in 2017 due to the inclusion of TNT Express and increased spending at FedEx Express for aircraft and related equipment. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2018 and 2017.

Financing Activities. We had various senior unsecured debt issuances in 2018 and 2017. See Note 6 of the accompanying consolidated financial statements for more information on these issuances. Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. Our floating-rate euro senior notes bear interest at three-month EURIBOR plus a spread of 55 basis points and resets quarterly. We used the net proceeds of our 2018 debt issuance for a voluntary incremental contribution in February 2018 to our U.S. Pension Plans. We utilized the net proceeds of our 2017 debt issuance for a voluntary incremental contribution in January 2017 to our U.S. Pension Plans and for working capital and general corporate purposes.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2018			2017
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	4,282,800	$237.45	$1,017	2,955,000	$172.13	$509

On January 26, 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. See additional information on the share repurchase program in Note 1 of the accompanying consolidated financial statements. As of May 31, 2018, 12 million shares remained under the current share repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2018	2017	2016	2018/2017	2017/2016
Aircraft and related equipment	$2,483	$1,808	$1,697	37	7
Package handling and ground support equipment	814	1,093	1,196	(26)	(9)
Vehicles	954	895	723	7	24
Information technology	600	594	471	1	26
Facilities and other	812	726	731	12	(1)
Total capital expenditures	$5,663	$5,116	$4,818	11	6

FedEx Express segment	$3,461	$2,725	$2,350	27	16
FedEx Ground segment	1,178	1,490	1,556	(21)	(4)
FedEx Freight segment	490	431	428	14	1
FedEx Services segment	477	416	432	15	(4)
Other	57	54	52	6	4
Total capital expenditures	$5,663	$5,116	$4,818	11	6

Capital expenditures during 2018 were higher than the prior year primarily due to increased spending at FedEx Express for aircraft and related equipment. Aircraft and related equipment purchases at FedEx Express during 2018 included the delivery of 14 Boeing 767-300 Freighter (“B767F”) aircraft and four Boeing 777 Freighter (“B777F”) aircraft, offset by lower spending related to package handling and ground support equipment at FedEx Ground. Capital expenditures during 2017 were higher than the prior year primarily due to the inclusion of TNT Express and increased spending at FedEx Express for aircraft and related equipment, partially offset by the deferral of certain FedEx Ground network expansion projects to 2018. Aircraft and related equipment purchases at FedEx Express during 2017 included the delivery of 14 B767F aircraft, as well as increased spending on existing orders for B777F aircraft, offset by decreased spending related to the modification of certain aircraft before being placed into service.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $3.3 billion at May 31, 2018, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at May 31, 2018 includes $1.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.6 billion in 2019. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2019, which will include spending for aircraft modernization at FedEx Express, spending on facilities and sort equipment at FedEx Ground and spending for TNT Express integration-related investments. We expect approximately 30% of capital expenditures in 2019 to be designated for growth initiatives. Our expected capital expenditures for 2019 include $1.9 billion for delivery of aircraft and progress payments toward future aircraft deliveries at FedEx Express. In addition, over multiple years, we will be investing over $1.5 billion to significantly expand the FedEx Express Indianapolis hub and over $1 billion to modernize the FedEx Express Memphis World Hub. Capital expenditures at FedEx Ground are expected to decline in 2019 due to the completion of two major hub projects that boost our capacity in the Northeast.

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

During 2018, FedEx Express entered into an agreement to purchase 50 Cessna SkyCourier 408 aircraft with options to purchase up to 50 additional Cessna SkyCourier 408 aircraft. The 50 firm-order Cessna SkyCourier 408 aircraft are expected to be delivered from 2021 through 2024. FedEx Express also entered into an agreement to purchase 30 ATR 72-600F aircraft with options to purchase up to 20 additional ATR 72-600F aircraft. The 30 firm-order ATR 72-600F aircraft are expected to be delivered from 2021 through 2026. Additionally, FedEx Express entered into an agreement to accelerate the delivery of two B777F aircraft from 2021 to 2020, one B777F aircraft from 2021 to 2019, and one B777F aircraft from 2022 to 2020.

On June 18, 2018, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft.  Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). The B777F aircraft are expected to be delivered between 2021 and 2025.  The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

FedEx Express now has a total of 24 firm orders for B777F aircraft scheduled for delivery during 2019 through 2025 (one of which was delivered in June 2018) and a total of 69 firm orders for B767F aircraft for delivery during 2019 through 2023 (two of which were delivered in June 2018). Six of the B777F orders and five of the B767F orders are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA (the RLA condition was removed from three previously ordered B777F aircraft).

FedEx Express also acquired options to purchase an additional 14 B777F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled. As a result, FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028. FedEx Express also acquired options to purchase an additional six B767F aircraft. As a result, FedEx Express now has options to purchase a total of 50 B767F aircraft for delivery through 2026.

In 2017, FedEx Express entered into agreements to accelerate the delivery of two B767F aircraft to 2017 from 2018 and two B777F aircraft to 2018 from 2023.

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During 2018, we amended our five-year revolving credit facility to increase the aggregate amount available under the facility from $1.75 billion to $2.0 billion. The facility, which expires in November 2020 and includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash retirement plans MTM adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.0 to 1.0 at May 31, 2018. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants of our revolving credit agreement, our access to financing could become limited. We do not expect to be at risk of noncompliance with the financial covenant or any other covenants of our revolving credit agreement. As of May 31, 2018, no commercial paper was outstanding. However, we had a total of $54 million in letters of credit outstanding at May 31, 2018, with $446 million of the letter of credit sublimit unused under our revolving credit facility.

For 2019, we anticipate making voluntary contributions to our U.S. Pension Plans, although at a much lower level than in 2018 or 2017. As noted in our discussion of critical accounting estimates, we do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 11, 2018, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock, an increase of $0.15 per share from the prior quarter’s dividend. The dividend was paid on July 9, 2018 to stockholders of record as of the close of business on June 25, 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2018. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2018. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2019	2020	2021	2022	2023	Thereafter	Total
Operating activities:
Operating leases	$2,471	$2,177	$1,951	$1,762	$1,548	$8,193	$18,102
Non-capital purchase obligations and other	1,044	743	509	333	230	2,829	5,688
Interest on long-term debt	605	541	529	529	522	9,348	12,074
Investing activities:
Aircraft and aircraft-related capital commitments	1,444	1,868	1,160	1,310	582	309	6,673
Other capital purchase obligations	50	3	2	1	1	6	63
Financing activities:
Debt	1,335	984	—	—	1,624	12,748	16,691
Total	$6,949	$6,316	$4,151	$3,935	$4,507	$33,433	$59,291

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $18.1 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at May 31, 2018. Under the new lease accounting rules, the majority of these leases will be required to be recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset effective in 2020.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($110 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($51 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

As of May 31, 2018, we had $1.2 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions.

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

RETIREMENT PLANS

OVERVIEW. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans and are described in Note 13 of the accompanying consolidated financial statements. The rules for pension accounting are complex and can produce volatility in our earnings, financial condition and liquidity.

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

Over the past several years, we have taken numerous actions to reduce pension-related risk and expense, including the introduction of our portable pension account benefit, freezing our traditional pension benefit, employing a liability-driven investment strategy and permitting former employees with a traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. As a continuation of this strategy, we entered into an agreement with Metropolitan Life Insurance Company in May 2018 to purchase a group annuity contract and transfer approximately $6 billion of our U.S. Pension Plan obligations. The transaction transferred responsibility for pension benefits to Metropolitan Life Insurance Company for approximately 41,000 of our retirees and beneficiaries who satisfy certain conditions and currently receive a monthly benefit from participating U.S. Pension Plans. There was no change to the pension benefits for any plan participants as a result of this transaction. The purchase of the group annuity contract was funded directly by assets of the U.S. Pension Plans. The group annuity contract reduced the size of our U.S. Pension Plans, significantly reduced our exposure to market risk and associated balance sheet volatility and eliminated the investment, administrative and Pension Benefit Guaranty Corporation (“PBGC”) premium expenses for approximately 41,000 retirees. We recognized a $210 million one-time settlement loss in connection with this transaction, which is included in our 2018 year-end MTM retirement plans adjustment.

The “Salaries and employee benefits” caption of our consolidated income statements includes expense associated with service, prior service and interest costs, the expected return on assets (“EROA”) and settlements. Our fourth quarter MTM adjustment is included in the “Retirement plans mark-to-market adjustment” caption in our consolidated income statements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2018	2017	2016
Total defined benefit pension plans	$150	$234	$214
Defined contribution plans	527	480	416
Postretirement healthcare plans	74	76	82
Retirement plans mark-to-market (gain) loss	(10)	(24)	1,498
	$741	$766	$2,210

The pre-tax components of the MTM adjustments are as follows (in millions):

	2018	2017	2016
Discount rate changes	$(613)	$266	$1,129
Demographic assumption experience	382	450	(916)
Annuity contract purchase	210	—	—
Actual versus expected return on assets	11	(740)	1,285
Total mark-to-market (gain) loss	$(10)	$(24)	$1,498

2018

The weighted average discount rate for all of our pension and postretirement healthcare plans increased from 3.98% at May 31, 2017 to 4.11% at May 31, 2018. The demographic assumption experience in 2018 reflects a liability loss due to unfavorable results related to various demographic assumptions. The annuity contract purchase loss relates to the contract with Metropolitan Life Insurance Company discussed above. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 6.30% was slightly lower than our expected return of 6.50% primarily due to generally flat returns in the long-duration fixed income portfolio partially offset by strong returns from global equities.

2017

The actual rate of return on our U.S. Pension Plan assets of 9.2%, net of all fees and expenses, was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets and favorable credit market conditions. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic assumption experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

2016

The actual rate of return on our U.S. Pension Plan assets of 0.9%, net of all fees and expenses, was lower than our expected return of 6.50% primarily due to a challenging environment for global equities and other risk-seeking asset classes. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.38% at May 31, 2015 to 4.04% at May 31, 2016. The demographic assumption experience in 2016 reflects a change in disability rates and an increase in the average retirement age for U.S. pension and other postemployment benefit plans.

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

Measurement Date	Discount Rate
5/31/2018	4.27%
5/31/2017	4.08
5/31/2016	4.13
5/31/2015	4.42

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

The measurement of our PBO and the related impact on our annual MTM adjustment is highly sensitive to the discount rate assumption. For our largest pension plan, a 50-basis-point increase in the discount rate would have decreased our 2018 PBO by approximately $1.5 billion and a 50-basis-point decrease in the discount rate would have increased our 2018 PBO by approximately $1.6 billion. However, our annual segment-level pension expense is less sensitive to changes in the discount rate. For example, a one-basis-point increase in the discount rate for our largest pension plan would have a $31 million effect on the fourth quarter MTM adjustment but only a net $100,000 impact on segment-level pension expense.

PLAN ASSETS. The expected average rate of return on plan assets is a long-term, forward-looking assumption that affects our segment-level pension expense. It is required to be the expected future long-term rate of earnings on plan assets. Our pension plan assets are invested primarily in publicly tradable securities, and our pension plans hold only a minimal investment in FedEx common stock that is entirely at the discretion of third-party pension fund investment managers. As part of our strategy to manage pension costs and funded status volatility, we follow a liability-driven investment strategy to better align plan assets with liabilities.

Establishing the expected future rate of investment return on our pension assets is a judgmental matter, which we review on an annual basis and revise as appropriate. Management considers the following factors in determining this assumption:

•	the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•

the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time, net of all fees and expenses; and

•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2018, 2017 and 2016. For 2019 we have increased our EROA assumption to 6.75%. The decrease in the number of retirees in payment status due to the purchase of a group annuity contract in May 2018 (discussed above) will reduce our short-term cash outlays and allow the remaining assets to be placed in longer duration investments, which will increase the rate of return on assets. Also, the reduction of PBGC fixed and variable-rate premiums will increase the net return on assets. The actuarial historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 8.2%, net of all fees and expenses, for the 15-year period ended May 31, 2018. For our U.S. Pension Plans, a one basis-point change in our EROA would impact our 2019 pension expense by $2.2 million.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 on a financial reporting basis (in millions):

	2018	2017
Funded Status of Plans:
Projected benefit obligation (PBO)	$24,820	$29,913
Fair value of plan assets	23,566	26,312
Funded status of the plans	$(1,254)	$(3,601)
Cash Amounts:
Cash contributions during the year	$2,631	$2,115
Benefit payments during the year	$1,103	$2,310

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans are fully funded under the Employee Retirement Income Security Act. Additionally, current benefit payments do not materially impact our total plan assets (benefit payments for our U.S. Pension Plans for 2018 were approximately $1.0 billion, or 3.6% of plan assets, as measured before the annuity purchase).  Benefit payments were higher in 2017 because our U.S. Pension Plans were amended to permit former employees with a vested traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. Approximately 18,300 former employees elected to receive this lump-sum distribution, and a total of approximately $1.3 billion was paid in May 2017.

Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. For 2019, no pension contributions will be required for our U.S. Pension Plans as they are fully funded. However, we expect to make tax-deductible discretionary contributions to those plans at levels significantly less than in 2018, in addition to required contributions to certain international pension plans. We expect total pension plan contributions to be substantially less than those made in 2018.

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

INCOME TAXES

Given the growth in our international business and the complexities and changes resulting from the enactment of the TCJA, we have added income taxes as a critical accounting estimate for 2018.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our income taxes are a function of our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Further, the acquisition of TNT Express, the largest acquisition in our history, has expanded our foreign operations significantly and increased the complexity of our global operations from an income tax perspective. The tax laws in the various jurisdictions are complex and subject to different interpretations by us and the respective governmental taxing authorities. As a result, significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Also, our effective tax rate is significantly affected by the earnings generated in each jurisdiction, so unexpected fluctuations in the geographic mix of earnings could significantly impact our tax rate. Our intercompany transactions are based on globally accepted transfer pricing principles, which align profits with the business operations and functions of the various legal entities in our international business.

We evaluate our tax positions quarterly and adjust the balances as new information becomes available. These evaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law or their interpretations, audit activity and changes in our business. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.

Tax contingencies arise from uncertainty in the application of tax rules throughout the many jurisdictions in which we operate. Despite our belief that our tax return positions are consistent with applicable tax laws, taxing authorities could challenge certain positions. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination so there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet that are not subject to valuation allowances.

Our income tax positions are based on currently enacted tax laws. On December 22, 2017, the United States government enacted comprehensive tax legislation through the TCJA, which significantly changes the U.S. corporate income tax system and includes, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on unrepatriated foreign earnings, and new taxes on certain foreign source earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. As we continue our ongoing analysis of the TCJA and its related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to amounts that we have recorded that may materially impact our results of operations and financial condition. Additionally, state and foreign governments may enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

For more information, including impacts from the TCJA, see the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $2.7 billion at May 31, 2018 and $2.3 billion at May 31, 2017. Approximately 34% of these accruals were classified as current liabilities.

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

IMPAIRMENT. As of May 31, 2018, the FedEx Express global air and ground network included a fleet of 670 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2018, we had one purchased aircraft that was not yet placed into service.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2018, we had five aircraft temporarily idled. These aircraft have been idled for an average of 20 months and are expected to return to revenue service in order to meet expected demand.

SALE. On April 30, 2018, we sold a non-core business of TNT Express and recorded a gain of $85 million in the FedEx Express segment.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Financial Condition –Contractual Cash Obligations and Off-Balance Sheet Arrangements” and Note 7 of the accompanying consolidated financial statements, at May 31, 2018, we had approximately $18.1 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2018 was approximately six years. The future commitments for operating leases are not yet reflected as a liability in our balance sheet until the new rules on lease accounting issued in 2016 become effective in 2020 as described below.

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

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued a new lease accounting standard. Based on the new lease accounting standard and our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on the balance sheet in excess of $13 billion, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. The new standard will be effective for us on June 1, 2019 (fiscal 2020). See Note 2 of the accompanying consolidated financial statements for more information on this recent accounting guidance.

GOODWILL. As of May 31, 2018, we had $7.0 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets we have acquired. During 2017, we recorded $407 million in additional goodwill associated with the completion of the purchase price allocation related to the TNT Express acquisition. During 2016, we recorded $3.0 billion in goodwill associated with our TNT Express acquisition. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

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

In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2018, we recorded an impairment charge of $374 million for substantially all of the goodwill attributable to our FedEx Supply Chain reporting unit. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. Based on these factors, our outlook for the business and industry changed in the fourth quarter of 2018.

Our other reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, FedEx Freight and FedEx Office (reported in the FedEx Services segment). We evaluated these reporting units during the fourth quarters of 2018 and 2017. The estimated fair value of each of these reporting units exceeded their carrying values in 2018 and 2017; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

In January 2017, the FASB issued an Accounting Standards Update that simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. We adopted the guidance during the fourth quarter of 2018. See Note 2 of the accompanying consolidated financial statements for more information on this recent accounting guidance.

LEGAL AND OTHER CONTINGENCIES

We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Our material pending loss contingencies are described in Note 18 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 18 is not expected to be material to our financial position, results of operations or cash flows. The following describes our methods and associated processes for evaluating these matters.

Because of the complex environment in which we operate, we are subject to other legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims and FedEx Ground’s owner-operators. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

We are directly affected by the state of the economy and anti-trade measures. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade, world trade policies, international taxes, government-to-government relations and the typically more volatile economies of emerging markets. For instance, anti-trade and protectionist measures adopted by the U.S. or other countries in which we do business, such as trade controls, tariffs, quotas, embargoes, sanctions, or retaliation by another country against such measures, could result in economic uncertainty and instability, resulting in fewer goods being transported globally.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, including by computer hackers, foreign governments, cyber terrorists, cyber criminals and malicious employees or other insiders. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services, for a variety of reasons. Such third parties may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.

Any disruption to our complex, global technology infrastructure, including those impacting our computer systems and websites, could result in the loss of confidential business or customer information, adversely impact our operations, customer service, volumes and revenues, could lead to litigation or investigations or require substantial repairs or replacements, resulting in significant costs. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

Recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, the European Union’s (“EU’s”) General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, and are considering data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements impose significant costs and regulatory risks that are likely to increase over time.

We have invested and continue to invest in technology security initiatives, information-technology risk management and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more intense and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions or data loss, which could adversely impact our competitiveness and results of operations. For instance, in June 2017 TNT Express worldwide operations were significantly affected due to the infiltration of an information-technology virus known as NotPetya. In May 2017 FedEx was one of many companies attacked by the rapidly spreading ransomware described as WannaCry that exploited vulnerability in a third-party software program and infected computers using that program, encrypting files and holding them for ransom. Additionally, during the third quarter of 2018 we discovered an unsecured server hosted by one of our third-party cloud service providers, which exposed some archived account information related to a service discontinued after our 2015 acquisition of Bongo International, LLC. The server has been secured, and we have found no indication that any information has been misappropriated in connection with the incident. Neither the WannaCry ransomware attack or unsecured server caused a material disruption to our systems or resulted in any material costs to FedEx.
While we have significant security processes and initiatives in place, we may be unable to detect or prevent a material breach or disruption in the future. We do not currently have cyber insurance coverage in place, but we are evaluating the market for such coverage.

Changes in international trade policies could significantly reduce the volume of goods transported globally and adversely affect our business. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the EU, China, and India, have imposed tariffs on certain goods imported from the United States. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. If these consequences are realized, the volume of global economic activity may be significantly reduced. Such a reduction could have a material adverse effect on our business, results of operations and financial condition.

The failure to integrate successfully the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost may adversely affect our future results. Prior to FedEx’s acquisition of TNT Express in 2016, FedEx Express and TNT Express operated as independent companies. There can be no assurances that these businesses can be integrated successfully. It is possible that the integration process could result in higher than expected integration costs, the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or the loss of key historical FedEx Express or TNT Express employees. It is also possible that the overall integration process will take longer than currently anticipated.

Specifically, the following issues, among others, must be addressed as we integrate the operations of FedEx Express and TNT Express in order to realize the anticipated benefits of the transaction:

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

•	integrating and consolidating the companies’ administrative and information-technology infrastructure and computer systems;
•	integrating and restructuring the corporate entities;
•	integrating workforces while continuing to provide consistent, high-quality service to customers;
•	integrating and unifying the offerings and services available to historical FedEx Express and TNT Express customers;
•	harmonizing the companies’ operating practices, employee development and compensation programs, integrity and compliance programs, internal controls and other policies, procedures and processes;
•	integrating the companies’ financial reporting and internal control systems;
•	maintaining existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;
•	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•	addressing employee social issues so as to maintain efficient and effective labor and employee relations;
•	coordinating rebranding and marketing efforts;
•	managing the movement of certain positions to different locations;
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

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps, noncompliance with laws or the shipment of certain items pursuant to our obligation as a common carrier operating under federal law, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our transportation businesses are impacted by the price and availability of fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. As of May 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations, and we currently have no plans to use derivative financial instruments for this purpose in the future. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, changes in governmental policy concerning aircraft fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns and other unpredictable events may impact fuel supply and could result in shortages in the future.

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

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and other competitive advantages than we do, or they are owned, controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn reduce our revenues and market share. We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, an irrational pricing environment can limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Moreover, if our current customers, such as Amazon.com, become competitors and bundle transportation with other services, it will reduce our revenue and could negatively impact our financial condition and results of operations. Additionally, advancements in technology, such as advanced safety systems, automated package sorting, handling and delivery, vehicle platooning, alternative fuel vehicles and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.

Government regulation is evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. regulations, laws, and policies. There can be no assurance that such regulations, laws and policies will not be changed in ways that will decrease the demand for our services, subject us to escalating costs or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes or sanctions in the U.S. or other countries, complex economic sanctions, additional security requirements, additional requirements on employees and benefits, environmental standards and tax reform may have an effect on our operations, liquidity, capital requirements, effective tax rate and performance. For example, anti-trade or protectionist measures passed in the U.S. or other countries in which we do business could depress global trade, decrease the demand for our services and negatively impact our financial results.

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions relating to the Tax Cuts and Jobs Act. We are subject to taxation in the U.S. and numerous foreign jurisdictions. Additionally, significant judgment is required in determining our worldwide provision for income taxes, and in the course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. From time to time, changes in tax laws or regulations may be proposed or enacted that could significantly affect our overall tax liability. For example, in December 2017, the United States government enacted comprehensive tax legislation through the TCJA, which significantly changes the U.S. corporate income tax system. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. As we continue our ongoing analysis of the TCJA and its related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. Additionally, state and foreign governments may enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in addition to TNT Express, we have acquired businesses in Europe, Latin America, Africa and the U.S. over the past several years. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. For example, in 2018 we incurred a goodwill impairment charge of $374 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of the acquisition.

We may not be able to achieve our profit improvement goal by the end of 2020. In March 2017, we announced that the FedEx Express group is targeting operating income improvement of $1.2 billion to $1.5 billion in 2020 from 2017. Our ability to achieve this objective is dependent on a number of factors, including the TNT integration progressing as planned, the health of the global economy, stability in global trade, future customer demand and current accounting rules and tax laws. In light of these factors, we may not be able to achieve our goal.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and prevent labor organizations from organizing groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots at FedEx Express and drivers at one FedEx Freight facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain (formerly GENCO Distribution System, Inc.) in 2015, which already had a small number of employees that are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized.

The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA. For additional discussion of the RLA, see Part I, Item 1 of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (“NLRA”). In addition, federal and state governmental agencies, such as the National Mediation Board and the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s owner-operators as independent employers of drivers. If FedEx Ground is deemed to be an employer or joint employer of the drivers of these independent contractors, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors and direct employers of drivers providing these services is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in lawsuits and administrative proceedings that claim the company’s owner-operators engaged under operating agreements no longer in place should have been treated as our employees rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors.

We continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of these independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our owner-operators and their drivers to the reimbursement of certain expenses and to the benefit of wage-and-hour laws, including the potential for prior period compensation, and result in employment and withholding tax and benefit liability for FedEx Ground, and could result in changes to the independent contractor status of FedEx Ground’s owner-operators. Changes to state laws governing the definition of independent contractors, or employees of independent contractors, could also impact the status of FedEx Ground’s owner-operators.

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

The UK vote to leave the EU could adversely impact our business, results of operations and financial condition. There is substantial uncertainty surrounding the UK’s 2016 vote to leave the EU (“Brexit”). Any impact of the Brexit vote depends on the terms of the UK’s withdrawal from the EU, which was formally initiated in 2017 and could take several years to accomplish. The UK’s withdrawal from the EU could result in a global economic downturn, which could depress the demand for our services. The UK also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the UK and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, security and employees, among others, in the UK. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration (“TSA”) requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the International Civil Aviation Organization (“ICAO”) currently allows a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft. This allowance will be removed by calendar 2021 and may require us to undergo additional screening and oversight by the TSA and similar government agencies internationally. Security requirements such as these are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

The regulatory environment for global aviation or other transportation rights may impact our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the Federal Aviation Administration from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply.

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

Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. For example, in 2009, the European Commission approved the extension of the EU Emissions Trading Scheme (“ETS”) for GHG emissions to the airline industry. Under this decision, all FedEx Express flights that are wholly within the EU are now covered by the ETS requirements, and each year we are required to purchase emission allowances in an amount equal to the carbon dioxide emissions from such flights. Also, in 2016, the ICAO passed a resolution adopting the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. A pilot phase is scheduled to begin in 2021 in which countries may voluntarily participate, and full mandatory participation is scheduled to begin in 2027. ICAO continues to develop details regarding implementation, but compliance with CORSIA will increase FedEx operating costs.

Additionally, in 2016, the U.S. Environmental Protection Agency (“EPA”) issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. This finding is a regulatory prerequisite to the EPA’s adoption of a new certification standard for new aircraft emissions, expected in 2019 or 2020. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. However, in 2017 the U.S. withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and that withdrawal’s effect on future U.S. policy regarding GHG emissions, on CORSIA and on other GHG regulation is uncertain. Nevertheless, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

Increased regulation regarding GHG emissions, especially aircraft or diesel engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses, if instituted.

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

Adverse weather or a localized disaster in a key geography could adversely impact our business. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, conflicts or unrest, or terrorist attacks. The loss of a key location such as our Memphis World Hub or one of our information-technology centers could cause a significant disruption to our operations and cause us to incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services.

We are also subject to other risks and uncertainties, including:

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;
•	changes in our ability to attract and retain pilots, drivers and package handlers;
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

•

the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including (but not limited to) those contained in the “Business” section of Part I, the “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of Part II, the “Income Taxes,” “Outlook” (including segment outlooks), “Recent Accounting Guidance,” “Liquidity,” “Capital Resources,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Risk Factors” sections of “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Recent Accounting Guidance,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

EFFECTIVE TAX RATE PRIOR TO MTM RETIREMENT PLAN ACCOUNTING ADJUSTMENT

We are unable to predict the amount of the fiscal 2019 year-end MTM retirement plan accounting adjustment, as it is significantly impacted by changes in interest rates and the financial markets. For this reason, a full reconciliation of our fiscal 2019 effective tax rate forecast to the most directly comparable accounting principle generally accepted in the United States (“GAAP”) measure is impracticable.

We have provided a fiscal 2019 effective tax rate forecast prior to year-end MTM retirement plan accounting adjustments to facilitate analysis and comparisons of our ongoing business operations by excluding an item that is unrelated to our core operating performance, and to assist investors with comparisons to prior periods and assessing trends in our underlying businesses. This adjustment is consistent with how management views our businesses. Management uses this non-GAAP financial measure in making financial, operating and planning decisions and evaluating the company’s ongoing performance.

This non-GAAP measure is intended to supplement and should be read together with, and is not an alternative or substitute for, and should not be considered superior to, our reported financial measures. Accordingly, users of our financial statements should not place undue reliance on this non-GAAP financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare this non-GAAP measure with other companies’ non-GAAP financial measures having the same or similar names. While we are unable to predict the amount of the fiscal 2019 year-end MTM retirement plan accounting adjustment, it is reasonably possible that such adjustment could have a material impact on our fiscal 2019 effective tax rate.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2018.

The effectiveness of our internal control over financial reporting as of May 31, 2018, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

Opinion on Internal Control over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2018, and the related notes and our report dated July 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Memphis, Tennessee

July 16, 2018

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,265	$3,969
Receivables, less allowances of $401 and $252	8,481	7,599
Spare parts, supplies and fuel, less allowances of $268 and $237	525	514
Prepaid expenses and other	1,070	546
Total current assets	13,341	12,628
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	20,749	18,833
Package handling and ground support equipment	9,727	8,989
Information technology	5,794	5,396
Vehicles	7,708	6,961
Facilities and other	11,143	10,447
	55,121	50,626
Less accumulated depreciation and amortization	26,967	24,645
Net property and equipment	28,154	25,981
OTHER LONG-TERM ASSETS
Goodwill	6,973	7,154
Other assets	3,862	2,789
Total other long-term assets	10,835	9,943
	$52,330	$48,552

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2018	2017
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,342	$22
Accrued salaries and employee benefits	2,177	1,914
Accounts payable	2,977	2,752
Accrued expenses	3,131	3,230
Total current liabilities	9,627	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	15,243	14,909
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,867	2,485
Pension, postretirement healthcare and other benefit obligations	2,187	4,487
Self-insurance accruals	1,784	1,494
Deferred lease obligations	551	531
Deferred gains, principally related to aircraft transactions	121	137
Other liabilities	534	518
Total other long-term liabilities	8,044	9,652
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2018 and 2017	32	32
Additional paid-in capital	3,117	3,005
Retained earnings	24,823	20,833
Accumulated other comprehensive loss	(578)	(415)
Treasury stock, at cost	(7,978)	(7,382)
Total common stockholders’ investment	19,416	16,073
	$52,330	$48,552

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2018	2017	2016
REVENUES	$65,450	$60,319	$50,365
OPERATING EXPENSES:
Salaries and employee benefits	23,207	21,542	18,581
Purchased transportation	15,101	13,630	9,966
Rentals and landing fees	3,361	3,240	2,854
Depreciation and amortization	3,095	2,995	2,631
Fuel	3,374	2,773	2,399
Maintenance and repairs	2,622	2,374	2,108
Goodwill and other asset impairment charges	380	—	—
Retirement plans mark-to-market adjustment	(10)	(24)	1,498
Other	9,450	8,752	7,251
	60,580	55,282	47,288
OPERATING INCOME	4,870	5,037	3,077
OTHER INCOME (EXPENSE):
Interest expense	(558)	(512)	(336)
Interest income	48	33	21
Other, net	(7)	21	(22)
	(517)	(458)	(337)
INCOME BEFORE INCOME TAXES	4,353	4,579	2,740
PROVISION FOR INCOME TAXES (BENEFIT)	(219)	1,582	920
NET INCOME	$4,572	$2,997	$1,820
BASIC EARNINGS PER COMMON SHARE	$17.08	$11.24	$6.59
DILUTED EARNINGS PER COMMON SHARE	$16.79	$11.07	$6.51

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2018	2017	2016
NET INCOME	$4,572	$2,997	$1,820
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax expense of $16 in 2018, tax expense of $52 in 2017 and tax benefit of $22 in 2016	(74)	(171)	(261)
Amortization of prior service credit and other, net of tax benefit of $37 in 2018, tax benefit of $43 in 2017 and tax benefit of $45 in 2016	(89)	(75)	(80)
	(163)	(246)	(341)
COMPREHENSIVE INCOME	$4,409	$2,751	$1,479

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$4,572	$2,997	$1,820
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,095	2,995	2,631
Provision for uncollectible accounts	246	136	121
Deferred income taxes and other noncash items	(231)	909	31
Stock-based compensation	167	154	144
Retirement plans mark-to-market adjustment	(10)	(24)	1,498
Gain from sale of business	(85)	—	—
Gain from sale of investment	—	(35)	—
Goodwill and other asset impairment charges	380	—	—
Changes in assets and liabilities:
Receivables	(1,049)	(556)	(199)
Other current assets	(135)	78	(234)
Pension and postretirement healthcare assets and liabilities, net	(2,345)	(1,688)	(346)
Accounts payable and other liabilities	141	103	467
Other, net	(72)	(139)	(225)
Cash provided by operating activities	4,674	4,930	5,708
INVESTING ACTIVITIES
Capital expenditures	(5,663)	(5,116)	(4,818)
Business acquisitions, net of cash acquired	(179)	—	(4,618)
Proceeds from sale of business	123	—	—
Proceeds from asset dispositions and other	42	135	(10)
Cash used in investing activities	(5,677)	(4,981)	(9,446)
FINANCING ACTIVITIES
Principal payments on debt	(38)	(82)	(41)
Proceeds from debt issuances	1,480	1,190	6,519
Proceeds from stock issuances	327	337	183
Dividends paid	(535)	(426)	(277)
Purchase of treasury stock	(1,017)	(509)	(2,722)
Other, net	10	18	(51)
Cash provided by financing activities	227	528	3,611
Effect of exchange rate changes on cash	72	(42)	(102)
Net (decrease) increase in cash and cash equivalents	(704)	435	(229)
Cash and cash equivalents at beginning of period	3,969	3,534	3,763
Cash and cash equivalents at end of period	$3,265	$3,969	$3,534

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
Balance at May 31, 2015	$32	$2,786	$16,900	$172	$(4,897)	$14,993
Net income	—	—	1,820	—	—	1,820
Other comprehensive loss, net of tax of $67	—	—	—	(341)	—	(341)
Purchase of treasury stock (18.2 million shares)	—	—	—	—	(2,722)	(2,722)
Cash dividends declared ($1.00 per share)	—	—	(277)	—	—	(277)
Employee incentive plans and other (2.0 million shares issued)	—	106	(72)	—	277	311
Balance at May 31, 2016	32	2,892	18,371	(169)	(7,342)	13,784
Net income	—	—	2,997	—	—	2,997
Other comprehensive loss, net of tax of $9	—	—	—	(246)	—	(246)
Purchase of treasury stock (3.0 million shares)	—	—	—	—	(509)	(509)
Cash dividends declared ($1.60 per share)	—	—	(426)	—	—	(426)
Employee incentive plans and other (3.5 million shares issued)	—	113	(109)	—	469	473
Balance at May 31, 2017	32	3,005	20,833	(415)	(7,382)	16,073
Net income	—	—	4,572	—	—	4,572
Other comprehensive loss, net of tax of $21	—	—	—	(163)	—	(163)
Purchase of treasury stock (4.3 million shares)	—	—	—	—	(1,017)	(1,017)
Cash dividends declared ($2.00 per share)	—	—	(535)	—	—	(535)
Employee incentive plans and other (3.1 million shares issued)	—	112	(47)	—	421	486
Balance at May 31, 2018	$32	$3,117	$24,823	$(578)	$(7,978)	$19,416

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight transportation. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments (FedEx Express, FedEx Ground and FedEx Freight). In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”).

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2018 or ended May 31 of the year referenced.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years’ segment financial information to conform to the current year’s presentation. See Note 14 below for additional information regarding business segments.

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

REVENUE RECOGNITION. We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation services are provided with the use of employees and agents such as independent contractors. FedEx is the principal to the transaction for most of these services and revenue from these transactions is recognized on a gross basis. Costs associated with agents are recognized as incurred and included in the caption “Purchased transportation” in the accompanying consolidated statements of income. For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date. Estimates for future billing adjustments to revenue and accounts receivable are recognized at the time of shipment for money-back service guarantees and billing corrections. Delivery costs are accrued as incurred.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $442 million in 2018, $458 million in 2017 and $417 million in 2016.

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

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2018	2017
Wide-body aircraft and related equipment	15 to 30 years	$10,463	$9,103
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,908	3,099
Package handling and ground support equipment	3 to 30 years	4,028	3,862
Information technology	2 to 10 years	1,277	1,114
Vehicles	3 to 15 years	3,747	3,400
Facilities and other	2 to 40 years	5,731	5,403

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $3.1 billion in 2018, $2.9 billion in 2017 and $2.6 billion in 2016. Depreciation and amortization expense includes amortization of assets under capital lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $61 million in 2018, $41 million in 2017 and $42 million in 2016.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2018, we had five aircraft temporarily idled. These aircraft have been idled for an average of 20 months and are expected to return to revenue service.

SALE OF BUSINESS. On April 30, 2018, we sold a non-core business of TNT Express B.V. (“TNT Express”) and recorded a gain of $85 million in the FedEx Express segment.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter.

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 3 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit pension and other postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation (“PBO”) could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. We use the fair value of plan assets to calculate the expected return on assets (“EROA”) for interim and segment reporting purposes. Our EROA is a judgmental matter which is reviewed on an annual basis and revised as appropriate.

The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of these plans. We use “mark-to-market” or MTM accounting and immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our operating results annually in the fourth quarter each year. The annual MTM adjustment is recognized at the corporate level and does not impact segment results. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the EROA, are recorded on a quarterly basis.

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, thus, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet that are not subject to valuation allowances.

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

DERIVATIVE FINANCIAL INSTRUMENTS. Our risk management strategy includes the select use of derivative instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. In accordance with our risk management policies, we do not hold or issue derivative instruments for trading or speculative purposes. All derivative instruments are recognized in the financial statements at fair value, regardless of the purpose or intent for holding them.

When we become a party to a derivative instrument and intend to apply hedge accounting, we formally document the hedge relationship and the risk management objective for undertaking the hedge, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge, or a net investment hedge.

If a derivative is designated as a cash flow or net investment hedge, changes in its fair value are considered to be effective and are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recorded in income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow or net investment hedge as of May 31, 2018, 2017 and 2016. Accordingly, additional disclosures about these types of financial instruments are excluded from this report.

For derivative instruments designated as hedges, we assess, both at hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When a hedging instrument expires or is sold, or when the hedge no longer meets the criteria for hedge accounting, any cumulative gains or losses existing in AOCI at that time remain there until the forecasted transaction is ultimately recognized in the income statement. When a forecasted transaction is no longer expected to occur, the cumulative gains or losses that were reported in AOCI are immediately recognized in the income statement. The financial statement impact of derivative transactions was immaterial for the years ended May 31, 2018, 2017 and 2016. Accordingly, additional disclosures have been excluded from this report.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of AOCI within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain,” formerly GENCO Distribution System, Inc.) in 2015, which already had a small number of employees that are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized.

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

TREASURY SHARES. In January 2016, our Board of Directors authorized a share repurchase program of up to 25 million shares.  During 2018, we repurchased 4.3 million shares of FedEx common stock at an average price of $237.45 per share for a total of $1.0 billion. As of May 31, 2018, 12 million shares remained under the share repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2017, we repurchased 3.0 million shares of FedEx common stock at an average price of $172.13 per share for a total of $509 million. In 2016, we repurchased 18.2 million shares of FedEx common stock at an average price of $149.35 per share for a total of $2.7 billion.

DIVIDENDS DECLARED PER COMMON SHARE. On June 11, 2018, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend was paid on July 9, 2018 to stockholders of record as of the close of business on June 25, 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

In December 2017, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the Tax Cuts and Jobs Act (“TCJA”). See Note 12 for further discussion related to applying this guidance.

During the first quarter of 2018, we early adopted the Accounting Standards Update issued by the Financial Accounting Standards Board (“FASB”) related to intra-entity transfers of assets other than inventory. This update requires companies to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs, as opposed to when the assets are ultimately sold to an outside party. As a result of this new guidance, during 2018 we recorded a $50 million income tax benefit and a $14 million adjustment to retained earnings for the cumulative effect at adoption.

In January 2017, the FASB issued an Accounting Standards Update that simplifies the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. Under this new guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the total amount of goodwill allocated to that reporting unit. We adopted the guidance during the fourth quarter of 2018.

In 2014, the FASB and International Accounting Standards Board issued a new accounting standard that will supersede virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We finalized our assessment of the impact of this new standard on our consolidated financial statements and related disclosures, including detailed contract reviews, and adopted this standard as of June 1, 2018 (fiscal 2019). We have analyzed our internal control over financial reporting framework and determined that there will be new controls around contract inception and contract modification, as well as periodic review of material contracts. We determined that the new guidance will not have a material impact on our revenue recognition policies, practices or systems.

In March 2017, the FASB issued an Accounting Standards Update that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard will impact our operating income but will have no impact on our net income or earnings per share. For example, adoption of this guidance would have reduced operating income by $598 million in 2018 and by $471 million in 2017, but would not have impacted our net income in these periods. This new guidance is effective June 1, 2018 and will be applied retrospectively.

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on our balance sheet in excess of $13 billion, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on the company’s lease portfolio as of the adoption date. We are currently accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective June 1, 2019 (fiscal 2020).

In February 2018, the FASB issued an Accounting Standards Update that will permit companies to reclassify the income tax effect of the TCJA on items within AOCI to retained earnings. These changes will be effective June 1, 2019 (fiscal 2020).

NOTE 3: BUSINESS COMBINATIONS

On March 23, 2018, we acquired P2P Mailing Limited, a leading provider of worldwide, low-cost e-commerce transportation solutions, for £92 million ($135 million) in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Trade Networks, Inc. (“FedEx Trade Networks”) operating segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On October 13, 2017, we acquired Northwest Research, Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On May 25, 2016, we acquired TNT Express for €4.4 billion ($4.9 billion). Cash acquired in the acquisition was approximately €250 million ($280 million). All shares associated with the transaction were tendered or transferred as of the third quarter of 2017. We funded the acquisition with proceeds from an April 2016 debt issuance and existing cash balances. The financial results of this business for 2018 and 2017 are included in the FedEx Express segment. Financial results for 2016 were immaterial from the time of acquisition and are included in “Corporate, other and eliminations” in our segment reporting.

TNT Express collects, transports and delivers documents, parcels and freight to over 200 countries and territories. This strategic acquisition broadens our portfolio of international transportation solutions with the combined strength of TNT Express’s strong European road platform and FedEx Express’s strength in other regions globally.

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

	Preliminary	Measurement Period	Final
	May 31, 2016	Adjustments	May 31, 2017
Current assets(1)	$1,905	$(53)	$1,852
Property and equipment	1,104	(124)	980
Goodwill	2,964	488	3,452
Identifiable intangible assets	920	(390)	530
Other non-current assets	289	183	472
Current liabilities(2)	(1,644)	(44)	(1,688)
Long-term liabilities	(644)	(60)	(704)
Total purchase price	$4,894	$—	$4,894

(1)	Primarily accounts receivable and cash.
(2)	Primarily accounts payable and accrued expenses.

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

Included in the unaudited pro forma net income (net of tax) are nonrecurring acquisition-related costs incurred by TNT Express associated with the sale of TNT Express’s airline operations, a condition precedent to the acquisition, and transaction and integration- planning expenses of $115 million in 2016. In addition, the TNT Express results include expenses for restructuring, impairments, litigation matters and pension adjustments of approximately $40 million in 2016.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, Other and Eliminations	Total
Goodwill at May 31, 2016	$4,546	$827	$764	$1,525	$395	$8,057
Accumulated impairment charges	—	—	(133)	(1,177)	—	(1,310)
Balance as of May 31, 2016	4,546	827	631	348	395	6,747
Purchase adjustments and other(1)	407	—	—	—	—	407
Balance as of May 31, 2017	4,953	827	631	348	395	7,154
Goodwill acquired(2)	76	14	3	—	32	125
Purchase adjustments and other(1)	71	(1)	—	—	(2)	68
Impairment charges(3)	—	—	—	—	(374)	(374)
Balance as of May 31, 2018	$5,100	$840	$634	$348	$51	$6,973
Accumulated goodwill impairment charges as of May 31, 2018	$—	$—	$(133)	$(1,177)	$(374)	$(1,684)

(1)	Primarily purchase-related adjustments, currency translation adjustments, and acquired goodwill related to immaterial acquisitions.
(2)	Goodwill acquired relates to the acquisitions of Northwest Research, Inc. and P2P Mailing Limited. See Note 3 for more information.
(3)	Impairment charges related to the goodwill impairment of FedEx Supply Chain described below.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, FedEx Freight, FedEx Office (reported in the FedEx Services segment) and FedEx Supply Chain (reported in the FedEx Trade Networks operating segment, which is included in “Corporate, other and eliminations”) in our segment reporting. In 2018, we incurred a goodwill impairment charge of $374 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. In our evaluation of the goodwill of this reporting unit, we compared the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value was estimated using standard valuation methodologies (principally the income and market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of the acquisition. Based on these factors, our outlook for the business and industry changed in the fourth quarter of 2018. No other impairments of goodwill were recognized during 2018, 2017 or 2016.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2018 and 2017 is as follows (in millions):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$676	$(250)	$426	$656	$(203)	$453
Technology	68	(39)	29	54	(26)	28
Trademarks and other	141	(116)	25	136	(88)	48
Total	$885	$(405)	$480	$846	$(317)	$529

Amortization expense for intangible assets was $87 million in 2018, $91 million in 2017 and $14 million in 2016.

Expected amortization expense for the next five years is as follows (in millions):

2019	$81
2020	63
2021	50
2022	44
2023	42

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2018	2017
Accrued Salaries and Employee Benefits
Salaries	$498	$431
Employee benefits, including variable compensation	933	781
Compensated absences	746	702
	$2,177	$1,914
Accrued Expenses
Self-insurance accruals	$957	$976
Taxes other than income taxes	334	283
Other	1,840	1,971
	$3,131	$3,230

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2018, are as follows (in millions):

			May 31,
			2018	2017
	Interest Rate%	Maturity
Senior unsecured debt:	8.00	2019	$750	$749
	2.30	2020	399	398
	2.625-2.70	2023	746	745
	4.00	2024	746	745
	3.20	2025	695	695
	3.25	2026	744	743
	3.30	2027	445	445
	3.40	2028	495	-
	4.90	2034	495	495
	3.90	2035	493	493
	3.875-4.10	2043	983	983
	5.10	2044	742	742
	4.10	2045	640	640
	4.55-4.75	2046	2,459	2,458
	4.40	2047	735	734
	4.05	2048	986	-
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:	floating rate	2019	582	558
	0.50	2020	581	557
	1.00	2023	869	833
	1.625	2027	1,442	1,382
Total senior unsecured debt			16,510	14,878
Other debt			4	9
Capital lease obligations			71	44
			16,585	14,931
Less current portion			1,342	22
			$15,243	$14,909

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. Our floating-rate euro senior notes bear interest at three-month EURIBOR plus a spread of 55 basis points and resets quarterly. The weighted average interest rate on long-term debt was 3.6% in 2018. Long-term debt, exclusive of capital leases, had estimated fair values of $16.6 billion at May 31, 2018 and $15.5 billion at May 31, 2017. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

On January 30, 2018, we issued $1.5 billion of senior unsecured debt under our current shelf registration statement, comprised of $500 million of 3.40% fixed-rate notes due in February 2028 and $1 billion of 4.05% fixed-rate notes due in February 2048. Interest on these notes is paid semiannually. We used the net proceeds for a voluntary incremental contribution in February 2018 to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”).

During 2018, we amended our five-year revolving credit facility to increase the aggregate amount available under the facility from $1.75 billion to $2.0 billion. The facility, which expires in November 2020 and includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash retirement plans MTM adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.0 to 1.0 at May 31, 2018. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. As of May 31, 2018, no commercial paper was outstanding. However, we had a total of $54 million in letters of credit outstanding at May 31, 2018, with $446 million of the letter of credit sublimit unused under our revolving credit facility.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2049. We leased 7% of our total aircraft fleet under operating leases as of May 31, 2018 and 9% as of May 31, 2017. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2018	2017	2016
Minimum rentals	$2,913	$2,814	$2,394
Contingent rentals(1)	194	178	214
	$3,107	$2,992	$2,608
(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2018 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2019	$343	$2,128	$2,471
2020	261	1,916	2,177
2021	203	1,748	1,951
2022	185	1,577	1,762
2023	127	1,421	1,548
Thereafter	48	8,145	8,193
Total	$1,167	$16,935	$18,102

Property and equipment recorded under capital leases and future minimum lease payments under capital leases are immaterial. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2018 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

We are the lessee under certain operating leases covering a portion of our leased aircraft in which the lessors are trusts established specifically to purchase, finance and lease these aircraft to us. These leasing entities are variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are at market at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. Therefore, we are not required to consolidate any of these entities as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2018, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2018	2017	2016
Foreign currency translation gain (loss):
Balance at beginning of period	$(685)	$(514)	$(253)
Translation adjustments	(74)	(171)	(261)
Balance at end of period	(759)	(685)	(514)
Retirement plans adjustments:
Balance at beginning of period	270	345	425
Prior service credit and other arising during period	(4)	1	(4)
Reclassifications from AOCI	(85)	(76)	(76)
Balance at end of period	181	270	345
Accumulated other comprehensive (loss) income at end of period	$(578)	$(415)	$(169)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2018	2017	2016
Amortization of retirement plans prior service credits, before tax	$121	$120	$121	Salaries and employee benefits
Income tax benefit	(36)	(44)	(45)	Provision for income taxes
AOCI reclassifications, net of tax	$85	$76	$76	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2018	2017	2016
Stock-based compensation expense	$167	$154	$144

We have two types of equity-based compensation: stock options and restricted stock.

STOCK OPTIONS. Under the provisions of our incentive stock plan, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Vesting requirements are determined at the discretion of the Compensation Committee of our Board of Directors. Option-vesting periods range from one to four years, with 82% of our options vesting ratably over four years. Compensation expense associated with these awards is recognized on a straight-line basis over the requisite service period of the award.

RESTRICTED STOCK. Under the terms of our incentive stock plan, restricted shares of our common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price on the date of award. The terms of our restricted stock provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the remaining service or vesting period.

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

	2018	2017	2016
Weighted-average Black-Scholes value	$55.72	$43.99	$52.40
Intrinsic value of options exercised	$359	$274	$115
Black-Scholes Assumptions:
Expected lives	6.5 years	6.5 years	6.4 years
Expected volatility	23%	25%	28%
Risk-free interest rate	2.07%	1.64%	1.94%
Dividend yield	0.796%	0.719%	0.519%

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

The following table summarizes information about stock option activity for the year ended May 31, 2018:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2017	13,598,699	$125.66
Granted	2,778,238	221.15
Exercised	(2,975,835)	109.95
Forfeited	(416,185)	178.75
Outstanding at May 31, 2018	12,984,917	$147.98	6.3	$1,326
Exercisable	7,303,111	$113.12	4.7	$993
Expected to vest	5,382,943	$192.79	8.3	$315
Available for future grants	15,788,701
(1)	Only presented for options with market value at May 31, 2018 in excess of the exercise price of the option.

The options granted during 2018 are primarily related to our principal annual stock option grant in June 2017.

The following table summarizes information about vested and unvested restricted stock for the year ended May 31, 2018:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2017	362,304	$155.53
Granted	155,624	212.60
Vested	(177,264)	148.94
Forfeited	(3,074)	148.95
Unvested at May 31, 2018	337,590	$185.16

During the year ended May 31, 2017, there were 153,984 shares of restricted stock granted with a weighted-average fair value of $166.12 per share. During the year ended May 31, 2016, there were 139,838 shares of restricted stock granted with a weighted-average fair value of $168.83 per share.

The following table summarizes information about stock option vesting during the years ended May 31:

	Stock Options
	Vested during the year	Fair value (in millions)
2018	2,465,493	$112
2017	2,427,837	104
2016	2,572,129	98

As of May 31, 2018, there was $211 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2018 represented 10% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2018	2017	2016
Basic earnings per common share:
Net earnings allocable to common shares(1)	$4,566	$2,993	$1,818
Weighted-average common shares	267	266	276
Basic earnings per common share	$17.08	$11.24	$6.59

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$4,566	$2,993	$1,818
Weighted-average common shares	267	266	276
Dilutive effect of share-based awards	5	4	3
Weighted-average diluted shares	272	270	279
Diluted earnings per common share	$16.79	$11.07	$6.51

Anti-dilutive options excluded from diluted earnings per common share	2.5	4.5	3.9

(1)	Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2018	2017	2016
Current provision
Domestic:
Federal	$(540)	$269	$513
State and local	43	88	72
Foreign	461	285	200
	(36)	642	785
Deferred provision (benefit)
Domestic:
Federal	271	989	155
State and local	125	59	(18)
Foreign	(579)	(108)	(2)
	(183)	940	135
	$(219)	$1,582	$920

Pre-tax earnings of foreign operations for 2018, 2017 and 2016 were $958 million, $919 million and $905 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax rate (29.2% in 2018 and 35% in 2017 and 2016) to income before taxes for the years ended May 31 is as follows (in millions):

	2018	2017	2016
Taxes computed at federal statutory rate	$1,271	$1,603	$959
Increases (decreases) in income tax from:
Goodwill impairment charge	109	—	—
State and local income taxes, net of federal benefit	119	99	33
Foreign operations	43	(19)	(50)
Corporate structuring transactions (1)	(255)	(68)	(76)
Tax Cuts and Jobs Act (2)	(1,357)	—	—
Foreign tax credits from distributions	(225)	—	—
Uncertain tax positions	86	—	—
TNT Express integration and acquisition costs	20	25	40
Other, net (3)	(30)	(58)	14
	$(219)	$1,582	$920
Effective Tax Rate	(5.0)%	34.6%	33.6%
(1)

The 2018 and 2017 net benefits consist of foreign deferred tax benefits of $434 million and $94 million, respectively, which were partially offset by U.S. deferred tax expenses of $179 million and $26 million, respectively.

(2)

Primary components are a $1.15 billion benefit from the remeasurement of our net U.S. deferred tax liability and a $204 million one-time benefit from a contribution to our U.S. Pensions Plans in February 2018.

(3)	Includes benefits from share-based payments of $60 million and $55 million in 2018 and 2017, respectively.

Our 2018 tax rate was favorably impacted by the enactment of the TCJA during the third quarter. In accordance with SAB 118, we have recorded a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability and an immaterial provisional benefit from the one-time transition tax on previously deferred foreign earnings. In addition, we recognized a benefit of $265 million related to a lower statutory income tax rate on 2018 earnings and a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in February 2018. Our 2018 tax rate also included a net benefit of $255 million from a tax basis step-up attributable to corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express. We also recorded a benefit of $225 million from foreign tax credits generated by distributions to the U.S. from our foreign operations. Our 2017 tax rate was favorably impacted by $62 million as a result of the implementation of new U.S. foreign currency tax regulations.

The TCJA makes broad and complex changes to the U.S. tax code that affected 2018 in multiple ways, including but not limited to: (1) reducing our U.S. federal income tax rate from 35% to 29.2% (as discussed below); (2) providing for additional first-year depreciation by allowing full expensing of qualified property placed into service after September 27, 2017; and (3) requiring us to calculate a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the transition tax).

SAB 118 was issued to address the application of U.S. generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of the TCJA. In accordance with SAB 118, we have made reasonable estimates and recorded provisional amounts as described below. Under the transitional provisions of SAB 118, we have a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. We are still in the process of completing that accounting.

The TCJA reduced the corporate tax rate from 35% to 21%, effective January 1, 2018. U.S. tax law stipulates that our 2018 earnings are subject to a blended tax rate of 29.2%, which is based on the prorated number of days in the fiscal year before and after the effective date. As a result, we have remeasured certain deferred tax assets and deferred tax liabilities accordingly and recorded a provisional net tax benefit of $1.15 billion.

The transition tax is based on our total accumulated post-1986 foreign earnings and profits, the majority of which was previously considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes were provided. We recorded a provisional immaterial U.S. tax benefit from foreign tax credits exceeding the one-time transition tax liability and an immaterial provisional amount for state income taxes. Because of the complexities of the TCJA, we are still finalizing our analysis of the transition tax liability calculation. No additional income taxes have been provided for any additional outside basis differences inherent in these entities beyond those basis differences triggered by the transition tax, as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of the unrecognized deferred tax liability related to any additional outside basis differences in these entities (e.g., stock basis differences attributable to acquisitions or other permanent differences) is not practicable. We will complete our analysis of the impact of the TCJA on our outside basis differences in subsidiaries and respective indefinite reinvestment assertions during the measurement period and make additional disclosures, if necessary.
With respect to the new TCJA provision on global intangible low-tax income, which will apply to us starting in 2019, we have not made an accounting policy election on the deferred tax treatment. Consequently, we have not made an accrual for the deferred tax aspects of this provision.

Our accounting for the income tax effects of the TCJA will be completed during the measurement period allowed under SAB 118, and we will record any necessary adjustments in the period such adjustments are identified. While we were able to make a reasonable estimate of the impact of the income tax effects of the new law, it may be affected by, among other items, further analysis of certain aspects of the TCJA, subsequent guidance issued by the U.S. government, and changes to estimates made to calculate our existing temporary differences.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2018		2017
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$752	$3,663	$124	$4,993
Employee benefits	595	31	1,951	—
Self-insurance accruals	494	—	745	—
Other	416	602	692	660
Net operating loss/credit carryforwards	1,146	—	1,069	—
Valuation allowances	(711)	—	(738)	—
	$2,692	$4,296	$3,843	$5,653

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2018	2017
Noncurrent deferred tax assets(1)	$1,263	$675
Noncurrent deferred tax liabilities	(2,867)	(2,485)
	$(1,604)	$(1,810)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our consolidated balance sheets.

We have approximately $3.6 billion of net operating loss carryovers in various foreign jurisdictions and $770 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss and tax credit carryforwards, which expire over varying periods starting in 2019. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheet. See Note 1 above for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2018	2017	2016
Balance at beginning of year	$67	$49	$36
Increases for tax positions taken in the current year	3	—	3
Increases for tax positions taken in prior years	103	8	3
Increase for business acquisition	—	17	25
Decreases for tax positions taken in prior years	(10)	(1)	(5)
Settlements	(2)	(4)	(4)
Decreases from lapse of statute of limitations	—	(2)	(7)
Changes due to currency translation	—	—	(2)
Balance at end of year	$161	$67	$49

Our liabilities recorded for uncertain tax positions include $142 million at May 31, 2018 and $63 million at May 31, 2017 associated with positions that, if favorably resolved, would provide a benefit to our effective tax rate. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $35 million on May 31, 2018 and $11 million on May 31, 2017. Total interest and penalties included in our consolidated statements of income are immaterial.

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or AOCI of unrecognized gains or losses and prior service costs or credits. We use MTM accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO of the plan.

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2018	2017	2016
Defined benefit pension plans	$150	$234	$214
Defined contribution plans	527	480	416
Postretirement healthcare plans	74	76	82
Retirement plans mark-to-market (gain) loss	(10)	(24)	1,498
	$741	$766	$2,210

The components of the MTM adjustments are as follows (in millions):

	2018	2017	2016
Discount rate changes	$(613)	$266	$1,129
Demographic assumption experience	382	450	(916)
Annuity contract purchase	210	—	—
Actual versus expected return on assets	11	(740)	1,285
Total mark-to-market (gain) loss	$(10)	$(24)	$1,498

2018

The weighted average discount rate for all of our pension and postretirement healthcare plans increased from 3.98% at May 31, 2017 to 4.11% at May 31, 2018. The demographic assumption experience in 2018 reflects a liability loss due to unfavorable results related to various demographic assumptions. The annuity contract purchase loss relates to the contract with Metropolitan Life Insurance Company as discussed below. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 6.30% was slightly lower than our expected return of 6.50% primarily due to generally flat returns in the long-duration fixed income portfolio partially offset by strong returns from global equities.

2017

The actual rate of return on our U.S. Pension Plan assets, which is net of all fees and expenses, of 9.2% was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets in addition to favorable credit market conditions. The weighted average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic assumption experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

2016

The actual rate of return on our U.S. Pension Plan assets of 0.9%, net of all fees and expenses, was lower than our expected return of 6.50% primarily due to a challenging environment for global equities and other risk-seeking asset classes. The weighted average discount rate for all of our pension and postretirement healthcare plans declined from 4.38% at May 31, 2015 to 4.04% at May 31, 2016. The demographic assumption experience in 2016 reflects a change in disability rates and an increase in the average retirement age for U.S. pension and other postemployment benefit plans.

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

During 2017, our U.S. Pension Plans were amended to permit former employees with a vested traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. Approximately 18,300 former employees elected to receive this lump-sum distribution and a total of approximately $1.3 billion was paid by the plans in May 2017.

In May 2018, we entered into an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract and transfer approximately $6 billion of our U.S. Pension Plan obligations. The transaction transferred responsibility for pension benefits to Metropolitan Life Insurance Company for approximately 41,000 of our retirees and beneficiaries who satisfy certain conditions and currently receive a monthly benefit from participating U.S. Pension Plans. There was no change to the pension benefits for any plan participants as a result of this transaction. The purchase of the group annuity contract was funded directly by assets of the U.S. Pension Plans. We recognized a $210 million one-time settlement loss in connection with this transaction, which is included in our 2018 year-end MTM retirement plans adjustment.

POSTRETIREMENT HEALTHCARE PLANS. Certain of our subsidiaries offer medical, dental and vision coverage to eligible U.S. retirees and their eligible dependents and a small number of international employees. U.S. employees covered by the principal plan become eligible for these benefits at age 55 and older, if they have permanent, continuous service of at least 10 years after attainment of age 45 if hired prior to January 1, 1988, or at least 20 years after attainment of age 35 if hired on or after January 1, 1988. Postretirement healthcare benefits are capped at 150% of the 1993 per capita projected employer cost, which has been reached under most plans, so these benefits are not subject to future inflation.

Effective January 1, 2018, certain of our U.S. postretirement healthcare benefits were converted to a lump-sum benefit in a notional retiree health reimbursement account (HRA) for eligible participants. The HRA is available to reimburse a participant for qualifying healthcare premium costs and limits the company liability to the HRA account balance. The amount of the credit is based on age at January 1, 2018 or upon age at retirement thereafter. In connection with this change, retiree health coverage was closed to most new employees hired on or after January 1, 2018.

PENSION PLAN ASSUMPTIONS. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages.

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount rate used to determine benefit obligation	4.27%	4.08%	4.13%	2.37%	2.43%	2.46%	4.33%	4.32%	4.43%
Discount rate used to determine net periodic benefit cost	4.08	4.13	4.42	2.43	2.46	2.95	4.32	4.43	4.62
Rate of increase in future compensation levels used to determine benefit obligation	4.43	4.47	4.46	2.26	2.42	2.82	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.47	4.46	4.62	2.42	2.82	3.19	—	—	—
Expected long-term rate of return on assets	6.50	6.50	6.50	3.09	3.18	3.68	—	—	—

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
•

the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time, net of all fees and expenses; and

•	the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2018, 2017 and 2016. For 2019, we have increased our EROA assumption to 6.75%. The decrease in the number of retirees in payment status due to the purchase of the group annuity contract in May 2018 will reduce our short-term future cash outlays for the U.S. Pension Plans and allow the remaining assets to be placed in longer duration investments, which is expected to increase the rate of return on assets. Also, the elimination of Pension Benefit Guaranty Corporation fixed and variable-rate premiums due to the reduction in the number of participants in our U.S. Pension Plans will increase the net return on assets. For the 15-year period ended May 31, 2018, our actual return was 8.2%, net of all fees and expenses.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities, fixed income and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate or the Citigroup 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk.

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

•

Alternative Investments. The valuation of these Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Investments in private equity, debt, real estate, hedge funds and other private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables and performance multiples.

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2018
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$714	3%	0 - 5%	$19	$695
Equities			30 - 50
U.S. large cap equity(2)	2,449	11		840
International equities(2)	3,506	16		2,681	172
Global equities(2)	1,772	8
U.S. SMID cap equity	780	4		780
Fixed income securities			50 - 70
Corporate	5,834	26			5,834
Government(2)	4,872	22			3,345
Mortgage-backed and other(2)	626	3			125
Alternative investments(2)	1,573	7	0 - 10			$209
Other	(69)	—		(62)	(7)
Total U.S. plan assets	$22,057	100%		$4,258	$10,164	$209
Asset Class (International Plans)
Cash and cash equivalents	$24	2%		$2	$22
Equities
International equities(2)	146	11			70
Global equities(2)	228	17
Fixed income securities
Corporate(2)	306	23			68
Government(2)	452	34		108	256
Mortgage-backed and other(2)	168	13
Alternative investments	19	2			19
Other	(23)	(2)		(6)	(17)
Total international plan assets	$1,320	100%		$104	$418
(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

	Plan Assets at Measurement Date
	2017
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$1,076	4%	0 - 5%	$26	$1,050
Equities			30 - 50
U.S. large cap equity(2)	2,415	10		830
International equities(2)	3,521	14		2,747	157
Global equities(2)	3,276	13
U.S. SMID cap equity	987	4		987
Fixed income securities			50 - 70
Corporate	8,163	33			8,163
Government(2)	4,674	19			3,454
Mortgage-backed and other(2)	603	2			129
Alternative investments(2)	377	2	0 - 5			$129
Other	(159)	(1)		(161)	2
Total U.S. plan assets	$24,933	100%		$4,429	$12,955	$129
Asset Class (International Plans)
Cash and cash equivalents	$48	4%		$2	$46
Equities
International equities(2)	137	11			72
Global equities(2)	202	17
Fixed income securities
Corporate(2)	270	22			49
Government(2)	405	34		95	230
Mortgage-backed and other(2)	145	12
Alternative investments	17	1			17
Other	(18)	(1)		(2)	(16)
Total international plan assets	$1,206	100%		$95	$398
(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2018	2017
Balance at beginning of year	$129	$48
Actual return on plan assets:
Assets held during current year	8	5
Assets sold during the year	4	1
Purchases, sales and settlements	68	75
Balance at end of year	$209	$129

The following table provides a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2018 and a statement of the funded status as of May 31, 2018 and 2017 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Accumulated Benefit Obligation (“ABO”)	$22,029	$27,244	$1,956	$1,842
Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$27,870	$27,804	$2,043	$1,798	$927	$905
Service cost	679	638	97	83	36	36
Interest cost	1,115	1,128	49	43	39	39
Actuarial loss	21	571	(34)	161	(9)	(14)
Benefits paid	(854)	(2,271)	(46)	(38)	(80)	(72)
Settlements	(6,178)	—	(5)	(7)	—	—
Purchase accounting adjustment	—	—	—	26	—	—
Other	—	—	63	(23)	42	33
PBO/APBO at the end of year	$22,653	$27,870	$2,167	$2,043	$955	$927
Change in Plan Assets
Fair value of plan assets at the beginning of year	$24,933	$23,017	$1,379	$1,254	$—	$—
Actual return on plan assets	1,609	2,167	49	112	—	—
Company contributions	2,547	2,020	84	95	42	36
Benefits paid	(854)	(2,271)	(46)	(38)	(80)	(72)
Settlements	(6,178)	—	(5)	(7)	—	—
Other	—	—	48	(37)	38	36
Fair value of plan assets at the end of year	$22,057	$24,933	$1,509	$1,379	$—	$—
Funded Status of the Plans	$(596)	$(2,937)	$(658)	$(664)	$(955)	$(927)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$73	$40	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(22)	(33)	(16)	(17)	(62)	(39)
Noncurrent pension, postretirement healthcare and other benefit obligations	(574)	(2,904)	(715)	(687)	(893)	(888)
Net amount recognized	$(596)	$(2,937)	$(658)	$(664)	$(955)	$(927)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(292)	$(410)	$(10)	$(13)	$2	$(4)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost expected to be amortized in next year’s Net Periodic Benefit Cost:
Prior service credit and other	$(118)	$(118)	$(2)	$(2)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2018
Qualified	$22,413	$22,057	$(356)
Nonqualified	240	—	(240)
International Plans	2,167	1,509	(658)
Total	$24,820	$23,566	$(1,254)
2017
Qualified	$27,600	$24,933	$(2,667)
Nonqualified	270	—	(270)
International Plans	2,043	1,379	(664)
Total	$29,913	$26,312	$(3,601)

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following table presents our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2018	2017
U.S. Pension Benefits
Fair value of plan assets	$22,057	$24,933
PBO	(22,653)	(27,870)
Net funded status	$(596)	$(2,937)
International Pension Benefits
Fair value of plan assets	$1,060	$952
PBO	(1,791)	(1,656)
Net funded status	$(731)	$(704)

	ABO Exceeds the Fair Value of Plan Assets
	2018	2017
U.S. Pension Benefits
ABO(1)	$(1,134)	$(27,244)
Fair value of plan assets	859	24,933
PBO	(1,214)	(27,870)
Net funded status	$(355)	$(2,937)
International Pension Benefits
ABO(1)	$(1,581)	$(1,433)
Fair value of plan assets	1,060	928
PBO	(1,791)	(1,626)
Net funded status	$(731)	$(698)
(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2018	2017
Required	$22	$459
Voluntary	2,478	1,541
	$2,500	$2,000

For 2019, no pension contributions will be required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act.  However, we expect to make tax-deductible discretionary contributions to those plans at levels significantly less than those made in 2018, in addition to required contributions to certain international pension plans. We expect total pension plan contributions to be substantially less than those made in 2018.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost	$679	$638	$622	$97	$83	$40	$36	$36	$40
Interest cost	1,115	1,128	1,155	49	43	25	39	39	42
Expected return on plan assets	(1,624)	(1,501)	(1,490)	(46)	(38)	(18)	—	—	—
Amortization of prior service credit	(118)	(118)	(118)	(2)	(2)	(3)	(1)	—	—
Actuarial losses (gains) and other	37	(95)	1,563	(38)	87	(1)	(9)	(14)	(64)
Net periodic benefit cost	$89	$52	$1,732	$60	$173	$43	$65	$61	$18

Amounts recognized in other comprehensive income (“OCI”) for all plans for the years ended May 31 were as follows (in millions):

	2018						2017
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans		U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount	Gross Amount	Net of Tax Amount
Prior service cost (credit) arising during period	$—	$—	$—	$—	$5	$4	$—	$—	$1	$1	$(3)	$(2)
Amortizations:
Prior services credit	118	83	2	1	1	1	118	74	2	2	—	—
Total recognized in OCI	$118	$83	$2	$1	$6	$5	$118	$74	$3	$3	$(3)	$(2)

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2019	$680	$48	$62
2020	781	48	65
2021	846	54	69
2022	951	71	73
2023	1,071	79	76
2024-2028	7,325	428	369

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 6.30% during 2019, decreasing to an annual growth rate of 4.50% in 2037 and thereafter. A 1% change in these annual trend rates would not have a significant impact on the APBO at May 31, 2018 or 2018 benefit expense because the level of these benefits is capped.

NOTE 14: BUSINESS SEGMENT INFORMATION

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, constitute our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
TNT Express (international express transportation, small-package ground delivery and freight transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)
FedEx Office (document and business services and package acceptance)

In 2018, FedEx Express and TNT Express are reported as one segment. This new segment is the result of combining the financial information of the FedEx Express and TNT Express segments (previously referred to as the FedEx Express group) as part of the operational integration of these two businesses. As integration activities have progressed, the FedEx Express and TNT Express businesses have lost their historical discrete financial profiles, as the businesses are being combined. Therefore, discrete financial information for FedEx Express and TNT Express does not exist in a manner to evaluate performance and make resource allocation decisions. In addition, this new reporting structure aligns with our management reporting structure and our internal financial reporting and compensation plans.

In the fourth quarter of 2018, we realigned our specialty logistics and e-commerce solutions in a new organizational structure under FedEx Trade Networks. The realignment allows us to improve our ability to deliver the capabilities of our specialty services companies to customers. The new organization includes FedEx Trade Networks Transport & Brokerage, Inc., FedEx Cross Border Technologies, Inc., FedEx Supply Chain, FedEx Custom Critical, Inc., and FedEx Forward Depots, Inc. FedEx Trade Networks operating segment results are included in “Corporate, other and eliminations” in our segment reporting. Prior period segment results for all of our transportation segments have been recast to conform to the current year presentation for these organizational structure changes.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information-technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express some of these functions are performed on a regional basis and reported by each respective company in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office, which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments.

Also included in corporate and other is the FedEx Trade Networks operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots.

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

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other and eliminations(1)	Consolidated Total
Revenues
2018	$36,172	$18,395	$6,812	$1,650	$2,421	$65,450
2017	33,824	16,503	6,070	1,621	2,301	60,319
2016	25,553	15,051	5,825	1,593	2,343	50,365
Depreciation and amortization
2018	$1,679	$681	$296	$382	$57	$3,095
2017	1,662	627	265	371	70	2,995
2016	1,377	556	244	384	70	2,631
Operating income (loss)
2018(2)	$2,578	$2,605	$517	$—	$(830)	$4,870
2017(3)	2,769	2,279	390	—	(401)	5,037
2016(4)	2,485	2,240	421	—	(2,069)	3,077
Segment assets(5)
2018	$31,753	$15,458	$7,389	$6,377	$(8,647)	$52,330
2017	31,307	12,969	6,527	5,682	(7,933)	48,552
2016	20,798	11,407	6,104	5,390	2,260	45,959
(1)	Includes TNT Express’s assets and immaterial financial results for 2016 from the time of acquisition (May 25, 2016).
(2)

Includes TNT Express integration expenses and restructuring charges of $477 million and a gain of $10 million associated with our annual MTM retirement plans accounting adjustment. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes goodwill and other asset impairment charges of $380 million.

(3)

Includes TNT Express integration expenses and restructuring charges of $327 million and a gain of $24 million associated with our MTM retirement plans accounting. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes $39 million of charges for legal reserves related to certain pending U.S. Customs and Border Protection (“CBP”) matters involving FedEx Trade Networks and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground. See Note 18 below for additional information.

(4)

Includes a $1.5 billion loss associated with our MTM retirement plans accounting. Also includes provisions for the settlement of and expected losses related to independent contractor litigation matters at FedEx Ground for $256 million and expenses related to the settlement of a CBP notice of action involving FedEx Trade Networks in the amount of $69 million, in each case net of recognized immaterial insurance recovery, and transaction and integration-planning expenses related to our TNT Express acquisition of $113 million.

(5)	Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2018	$3,461	$1,178	$490	$477	$57	$5,663
2017	2,725	1,490	431	416	54	5,116
2016	2,350	1,556	428	432	52	4,818

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2018	2017	2016
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$7,273	$6,955	$6,763
U.S. overnight envelope	1,788	1,750	1,662
U.S. deferred	3,738	3,526	3,379
Total U.S. domestic package revenue	12,799	12,231	11,804
International priority	7,356	6,940	5,697
International economy	3,255	2,876	2,282
Total international export package revenue	10,611	9,816	7,979
International domestic(1)	4,587	4,227	1,285
Total package revenue	27,997	26,274	21,068
Freight:
U.S.	2,797	2,527	2,481
International priority	2,179	1,910	999
International economy	1,916	1,740	385
International airfreight	368	355	126
Total freight revenue	7,260	6,532	3,991
Other	915	1,018	494
Total FedEx Express segment	36,172	33,824	25,553
FedEx Ground segment	18,395	16,503	15,051
FedEx Freight segment	6,812	6,070	5,825
FedEx Services segment	1,650	1,621	1,593
Other and eliminations(2)	2,421	2,301	2,343
	$65,450	$60,319	$50,365
GEOGRAPHICAL INFORMATION(3)
Revenues:
U.S.	$43,581	$40,269	$38,070
International:
FedEx Express segment	20,417	18,817	11,083
FedEx Ground segment	407	331	275
FedEx Freight segment	181	149	137
FedEx Services segment	3	10	10
Other(2)	861	743	790
Total international revenue	21,869	20,050	12,295
	$65,450	$60,319	$50,365
Noncurrent assets:
U.S.	$30,362	$28,141	$25,942
International	8,627	7,783	8,028
	$38,989	$35,924	$33,970
(1)	International domestic revenues relate to our intra-country operations.
(2)	Includes the FedEx Trade Networks operating segment and TNT Express’s revenue for 2016 from the time of acquisition (May 25, 2016).
(3)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2018	2017	2016
Cash payments for:
Interest (net of capitalized interest)	$524	$484	$321
Income taxes	$760	$397	$996
Income tax refunds received	(571)	(20)	(5)
Cash tax payments, net	$189	$377	$991

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale or purchase of operating assets or services in the ordinary course of business and in connection with business acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax and software infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result of the TNT Express acquisition, we have assumed a guarantee related to the demerger of TNT Express and PostNL Holding B.V., which occurred in 2011, for pension benefits earned prior to the date of the demerger. The risk of making payments associated with this guarantee is remote. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2018 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2019	$1,534	$894	$2,428
2020	1,922	692	2,614
2021	1,255	416	1,671
2022	1,359	285	1,644
2023	628	185	813
Thereafter	2,653	491	3,144
Total	$9,351	$2,963	$12,314
(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2018, our obligation to purchase four Boeing 767-300 Freighter (“B767F”) aircraft and three Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

During 2018, FedEx Express entered into an agreement to purchase 50 Cessna SkyCourier 408 aircraft with options to purchase up to 50 additional Cessna SkyCourier 408 aircraft. The 50 firm-order Cessna SkyCourier 408 aircraft are expected to be delivered from 2021 through 2024.

During 2018, FedEx Express entered into an agreement to purchase 30 ATR 72-600F aircraft with options to purchase up to 20 additional ATR 72-600F aircraft. The 30 firm-order ATR 72-600F aircraft are expected to be delivered from 2021 through 2026.

During 2018, FedEx Express entered into an agreement to accelerate the delivery of two B777F aircraft from 2021 to 2020, one B777F aircraft from 2021 to 2019, and one B777F aircraft from 2022 to 2020.

On June 18, 2018, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

FedEx Express now has a total of 24 firm orders for B777F aircraft scheduled for delivery during 2019 through 2025 (one of which was delivered in June 2018) and a total of 69 firm orders for B767F aircraft for delivery during 2019 through 2023 (two of which were delivered in June 2018). Six of the B777F orders and five of the B767F orders are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA (the RLA condition was removed from three previously ordered B777F aircraft).

FedEx Express also acquired options to purchase an additional 14 B777F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled. As a result, FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028. FedEx Express also acquired options to purchase an additional six B767F aircraft. As a result, FedEx Express now has options to purchase a total of 50 B767F aircraft for delivery through 2026.

As of May 31, 2018, we had $1.2 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2018, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2019	-	-	15	3	18
2020	-	-	16	6	22
2021	12	5	10	-	27
2022	12	6	10	3	31
2023	12	6	6	-	24
Thereafter	14	13	-	-	27
Total	50	30	57	12	149

NOTE 18: CONTINGENCIES

Independent Contractor — Lawsuits and Administrative Proceedings. FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under operating agreements no longer in place should have been treated as employees of FedEx Ground, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in matters related to owner-operators engaged by FedEx Ground could, among other things, entitle certain owner-operators to the reimbursement of certain expenses, and their drivers to the benefit of wage-and-hour laws, and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of these independent contractors.

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

Other Matters. During the third quarter of 2017, FedEx Trade Networks informed U.S. Customs and Border Protection (“CBP”) that in connection with certain customs entries it may have made improper claims for (i) reduced-duty treatment and (ii) duty-free treatment. In the fourth quarter of 2017 we established accruals totaling $39.3 million for the then-current estimated probable loss for these matters. In the first quarter of 2018, FedEx Trade Networks tendered payments to CBP in these matters totaling $46.5 million, and an additional expense of $7.2 million was recognized. CBP acknowledged receipt of the amounts tendered in these matters.

In May 2018, FedEx Trade Networks was informed that CBP is demanding additional payment for duty loss plus interest in connection with the claims for reduced-duty treatment. In June 2018, we submitted a response to CBP challenging the additional demand, and we are waiting for a reply. We have established an accrual for an immaterial amount in connection with this additional demand. We continue to await a response from CBP indicating whether the claims for duty-free treatment are fully resolved.

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

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018(1)
Revenues	$15,297	$16,313	$16,526	$17,314
Operating income	1,117	1,262	1,001	1,490
Net income(2)	596	775	2,074	1,127
Basic earnings per common share(3)	2.22	2.89	7.74	4.23
Diluted earnings per common share(3)	2.19	2.84	7.59	4.15
2017(4)
Revenues	$14,663	$14,931	$14,997	$15,728
Operating income (loss)	1,264	1,167	1,025	1,581
Net income (loss)	715	700	562	1,020
Basic earnings (loss) per common share(3)	2.69	2.63	2.11	3.81
Diluted earnings (loss) per common share(3)	2.65	2.59	2.07	3.75
(1)

The fourth quarter, third quarter, second quarter and first quarter of 2018 include $136 million, $106 million, $122 million and $112 million, respectively, of TNT Express integration expenses (including any restructuring charges). The fourth quarter of 2018 includes goodwill and other asset impairment charges related to FedEx Supply Chain of $380 million and a gain of $10 million related to the annual retirement plans MTM adjustment.

(2)

The fourth quarter of 2018 includes a $255 million net tax benefit from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express. The fourth quarter, third quarter, and second quarter of 2018 include $133 million, $12 million, and $80 million, respectively, of tax benefits from foreign tax credits associated with distributions to the U.S. from foreign operations. The fourth quarter and third quarter of 2018 include $100 million and $165 million, respectively, of tax benefits related to a lower statutory income tax rate on fiscal 2018 earnings. In addition, the third quarter of 2018 includes the following TCJA-related items: a provisional benefit of $1.15 billion related to the remeasurement of our net U.S. deferred tax liability and a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans.

(3)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.
(4)

The fourth quarter, third quarter, second quarter, and first quarter of 2017 include $124 million, $78 million, $58 million and $68 million, respectively, of TNT Express integration expenses and restructuring charges. The fourth quarter of 2017 includes $39 million of charges for legal reserves related to certain pending CBP matters involving FedEx Trade Networks, $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground and $24 million related to the retirement plans MTM gain.

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $16.4 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,485	$257	$1,538	$(15)	$3,265
Receivables, less allowances	3	4,970	3,586	(78)	8,481
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	425	878	292	—	1,595
Total current assets	1,913	6,105	5,416	(93)	13,341
PROPERTY AND EQUIPMENT, AT COST	21	51,232	3,868	—	55,121
Less accumulated depreciation and amortization	17	25,111	1,839	—	26,967
Net property and equipment	4	26,121	2,029	—	28,154
INTERCOMPANY RECEIVABLE	1,487	924	—	(2,411)	—
GOODWILL	—	1,709	5,264	—	6,973
INVESTMENT IN SUBSIDIARIES	33,370	4,082	—	(37,452)	—
OTHER ASSETS	75	1,854	1,829	104	3,862
	$36,849	$40,795	$14,538	$(39,852)	$52,330
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,332	$1	$9	$—	$1,342
Accrued salaries and employee benefits	65	1,506	606	—	2,177
Accounts payable	16	1,332	1,719	(90)	2,977
Accrued expenses	460	1,778	896	(3)	3,131
Total current liabilities	1,873	4,617	3,230	(93)	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	13	—	15,243
INTERCOMPANY PAYABLE	—	—	2,411	(2,411)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,626	137	104	2,867
Other liabilities	619	3,432	1,126	—	5,177
Total other long-term liabilities	619	6,058	1,263	104	8,044
STOCKHOLDERS’ INVESTMENT	19,415	29,832	7,621	(37,452)	19,416
	$36,849	$40,795	$14,538	$(39,852)	$52,330

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,884	$325	$1,807	$(47)	$3,969
Receivables, less allowances	3	4,729	2,928	(61)	7,599
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	25	787	248	—	1,060
Total current assets	1,912	5,841	4,983	(108)	12,628
PROPERTY AND EQUIPMENT, AT COST	22	47,201	3,403	—	50,626
Less accumulated depreciation and amortization	18	23,211	1,416	—	24,645
Net property and equipment	4	23,990	1,987	—	25,981
INTERCOMPANY RECEIVABLE	1,521	2,607	—	(4,128)	—
GOODWILL	—	1,571	5,583	—	7,154
INVESTMENT IN SUBSIDIARIES	27,712	2,636	—	(30,348)	—
OTHER ASSETS	3,494	1,271	1,249	(3,225)	2,789
	$34,643	$37,916	$13,802	$(37,809)	$48,552
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$9	$13	$—	$22
Accrued salaries and employee benefits	72	1,335	507	—	1,914
Accounts payable	10	1,411	1,439	(108)	2,752
Accrued expenses	991	1,522	717	—	3,230
Total current liabilities	1,073	4,277	2,676	(108)	7,918
LONG-TERM DEBT, LESS CURRENT PORTION	14,641	244	24	—	14,909
INTERCOMPANY PAYABLE	—	—	4,128	(4,128)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	5,472	238	(3,225)	2,485
Other liabilities	2,856	3,448	863	—	7,167
Total other long-term liabilities	2,856	8,920	1,101	(3,225)	9,652
STOCKHOLDERS’ INVESTMENT	16,073	24,475	5,873	(30,348)	16,073
	$34,643	$37,916	$13,802	$(37,809)	$48,552

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$48,601	$17,256	$(407)	$65,450
OPERATING EXPENSES:
Salaries and employee benefits	149	17,814	5,244	—	23,207
Purchased transportation	—	9,134	6,191	(224)	15,101
Rentals and landing fees	5	2,587	776	(7)	3,361
Depreciation and amortization	1	2,644	450	—	3,095
Fuel	—	3,077	297	—	3,374
Maintenance and repairs	1	2,294	327	—	2,622
Goodwill and other asset impairment charges	—	—	380	—	380
Retirement plans mark-to-market adjustment	—	19	(29)	—	(10)
Intercompany charges, net	(437)	(120)	557	—	—
Other	281	6,227	3,118	(176)	9,450
	—	43,676	17,311	(407)	60,580
OPERATING INCOME	—	4,925	(55)	—	4,870
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	4,572	62	—	(4,634)	—
Interest, net	(541)	46	(15)	—	(510)
Intercompany charges, net	544	(291)	(253)	—	—
Other, net	(3)	(120)	116	—	(7)
INCOME BEFORE INCOME TAXES	4,572	4,622	(207)	(4,634)	4,353
Provision for income taxes (benefit)	—	309	(528)	—	(219)
NET INCOME	$4,572	$4,313	$321	$(4,634)	$4,572
COMPREHENSIVE INCOME	$4,489	$4,263	$291	$(4,634)	$4,409

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$44,823	$15,798	$(302)	$60,319
OPERATING EXPENSES:
Salaries and employee benefits	123	16,696	4,723	—	21,542
Purchased transportation	—	8,260	5,495	(125)	13,630
Rentals and landing fees	5	2,517	724	(6)	3,240
Depreciation and amortization	1	2,538	456	—	2,995
Fuel	—	2,476	297	—	2,773
Maintenance and repairs	1	2,086	287	—	2,374
Retirement plans mark-to-market adjustment	—	(75)	51	—	(24)
Intercompany charges, net	(434)	182	252	—	—
Other	304	5,734	2,885	(171)	8,752
	—	40,414	15,170	(302)	55,282
OPERATING INCOME	—	4,409	628	—	5,037
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,997	68	—	(3,065)	—
Interest, net	(507)	27	1	—	(479)
Intercompany charges, net	508	(296)	(212)	—	—
Other, net	(1)	(134)	156	—	21
INCOME BEFORE INCOME TAXES	2,997	4,074	573	(3,065)	4,579
Provision for income taxes	—	1,439	143	—	1,582
NET INCOME	$2,997	$2,635	$430	$(3,065)	$2,997
COMPREHENSIVE INCOME	$2,922	$2,580	$314	$(3,065)	$2,751

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$42,143	$8,547	$(325)	$50,365
OPERATING EXPENSES:
Salaries and employee benefits	119	15,880	2,582	—	18,581
Purchased transportation	—	7,380	2,720	(134)	9,966
Rentals and landing fees	5	2,484	371	(6)	2,854
Depreciation and amortization	1	2,399	231	—	2,631
Fuel	—	2,324	75	—	2,399
Maintenance and repairs	1	1,954	153	—	2,108
Retirement plans mark-to-market adjustment	—	1,414	84	—	1,498
Intercompany charges, net	(645)	425	220	—	—
Other	519	5,274	1,643	(185)	7,251
	—	39,534	8,079	(325)	47,288
OPERATING INCOME	—	2,609	468	—	3,077
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,820	279	—	(2,099)	—
Interest, net	(355)	27	13	—	(315)
Intercompany charges, net	369	(354)	(15)	—	—
Other, net	(14)	(14)	6	—	(22)
INCOME BEFORE INCOME TAXES	1,820	2,547	472	(2,099)	2,740
Provision for income taxes	—	818	102	—	920
NET INCOME	$1,820	$1,729	$370	$(2,099)	$1,820
COMPREHENSIVE INCOME	$1,746	$1,704	$128	$(2,099)	$1,479

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,837)	$6,767	$712	$32	$4,674
INVESTING ACTIVITIES
Capital expenditures	(1)	(5,299)	(363)	—	(5,663)
Business acquisitions, net of cash acquired	—	(44)	(135)	—	(179)
Proceeds from sale of business	—	—	123	—	123
Proceeds from asset dispositions and other	(6)	33	15	—	42
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7)	(5,310)	(360)	—	(5,677)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,529	(1,612)	83	—	—
Payment on loan between subsidiaries	663	—	(663)	—	—
Intercompany dividends	—	98	(98)	—	—
Principal payments on debt	—	(22)	(16)	—	(38)
Proceeds from debt issuance	1,480	—	—	—	1,480
Proceeds from stock issuances	327	—	—	—	327
Dividends paid	(535)	—	—	—	(535)
Purchase of treasury stock	(1,017)	—	—	—	(1,017)
Other, net	3	7	—	—	10
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,450	(1,529)	(694)	—	227
Effect of exchange rate changes on cash	(5)	4	73	—	72
Net increase (decrease) in cash and cash equivalents	(399)	(68)	(269)	32	(704)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$1,485	$257	$1,538	$(15)	$3,265

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,155)	$5,254	$835	$(4)	$4,930
INVESTING ACTIVITIES
Capital expenditures	—	(4,694)	(422)	—	(5,116)
Proceeds from asset dispositions and other	34	25	76	—	135
CASH USED IN INVESTING ACTIVITIES	34	(4,669)	(346)	—	(4,981)
FINANCING ACTIVITIES
Net transfers from (to) Parent	421	(518)	97	—	—
Payment on loan between subsidiaries	41	(15)	(26)	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(55)	(27)	—	(82)
Proceeds from debt issuances	1,190	—	—	—	1,190
Proceeds from stock issuances	337	—	—	—	337
Dividends paid	(426)	—	—	—	(426)
Purchase of treasury stock	(509)	—	—	—	(509)
Other, net	(12)	(13)	43	—	18
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,042	(600)	86	—	528
Effect of exchange rate changes on cash	(11)	14	(45)	—	(42)
Net (decrease) increase in cash and cash equivalents	(90)	(1)	530	(4)	435
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,884	$325	$1,807	$(47)	$3,969

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2016

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(831)	$5,932	$572	$35	$5,708
INVESTING ACTIVITIES
Capital expenditures	—	(4,617)	(201)	—	(4,818)
Business acquisitions, net of cash acquired	—	—	(4,618)	—	(4,618)
Proceeds from asset dispositions and other	(55)	33	12	—	(10)
CASH USED IN INVESTING ACTIVITIES	(55)	(4,584)	(4,807)	—	(9,446)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,629	(1,549)	(80)	—	—
Payment on loan between subsidiaries	(4,805)	109	4,696	—	—
Intercompany dividends	—	20	(20)	—	—
Principal payments on debt	—	(19)	(22)	—	(41)
Proceeds from debt issuance	6,519	—	—	—	6,519
Proceeds from stock issuances	183	—	—	—	183
Dividends paid	(277)	—	—	—	(277)
Purchase of treasury stock	(2,722)	—	—	—	(2,722)
Other, net	(51)	(48)	48	—	(51)
CASH PROVIDED (USED IN) FINANCING ACTIVITIES	476	(1,487)	4,622	—	3,611
Effect of exchange rate changes on cash	1	(22)	(81)	—	(102)
Net increase in cash and cash equivalents	(409)	(161)	306	35	(229)
Cash and cash equivalents at beginning of period	2,383	487	971	(78)	3,763
Cash and cash equivalents at end of period	$1,974	$326	$1,277	$(43)	$3,534

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our fixed-rate long-term debt or our floating-rate debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed- and floating-rate long-term debt (exclusive of capital leases) with an estimated fair value of $16.6 billion at May 31, 2018 and $15.5 billion at May 31, 2017. Market risk for fixed- and floating-rate long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to $431 million as of May 31, 2018 and $370 million as of May 31, 2017. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these retirement plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets would also increase net pension expense.

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly negative impact on operating income in 2018 and moderately negative impact on operating income in 2017. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2018, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $154 million for 2019. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2018 and 2017.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2018. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2018(1)(2)(3)	2017(2)(3)(4)	2016(3)(5)	2015(3)(6)	2014(3)
Operating Results
Revenues	$65,450	$60,319	$50,365	$47,453	$45,567
Operating income	4,870	5,037	3,077	1,867	3,815
Income before income taxes	4,353	4,579	2,740	1,627	3,658
Net income	4,572	2,997	1,820	1,050	2,324
Per Share Data
Earnings per share:
Basic	$17.08	$11.24	$6.59	$3.70	$7.56
Diluted	$16.79	$11.07	$6.51	$3.65	$7.48
Average shares of common stock outstanding	267	266	276	283	307
Average common and common equivalent shares outstanding	272	270	279	287	310
Cash dividends declared	$2.00	$1.60	$1.00	$0.80	$0.60
Financial Position
Property and equipment, net	$28,154	$25,981	$24,284	$20,875	$19,550
Total assets(7)	52,330	48,552	45,959	36,469	33,032
Long-term debt, less current portion(7)	15,243	14,909	13,733	7,187	4,698
Common stockholders’ investment	19,416	16,073	13,784	14,993	15,277
Other Operating Data
FedEx Express aircraft fleet	670	657	643	647	650
(1)

Results for 2018 include tax benefits of $2.1 billion ($7.71 per diluted share), which includes benefits of $1.6 billion related to the TCJA as follows: a provisional benefit of $1.15 billion ($4.22 per diluted share) for the remeasurement of our net U.S. deferred tax liability for lower tax rates; a benefit of $204 million ($0.75 per diluted share) from an incremental pension contribution made in the third quarter and deductible against prior year taxes at 35%; and a benefit of approximately $265 million ($0.97 per diluted share) for the phase-in of the reduced tax rate applied to 2018 earnings. The remaining 2018 tax benefits include a net benefit of $255 million ($0.94 per diluted share) from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million ($0.83 per diluted share) from foreign tax credits associated with distributions to the U.S. from foreign operations. In addition, 2018 results include $380 million ($379 million, net of tax, or $1.39 per diluted share) of goodwill and other asset impairment charges related to FedEx Supply Chain and $8 million ($6 million, net of tax, or $0.02 per diluted share) of legal charges related to certain pending CBP matters involving FedEx Trade Networks.

(2)

Results include TNT Express integration expenses and restructuring charges of $477 million ($372 million, net of tax, or $1.36 per diluted share) in 2018 and $327 million ($245 million, net of tax, or $0.91 per diluted share) in 2017. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment.

(3)

Results include the following: MTM retirement plan adjustments: gains of $10 million ($9 million, net of tax, or $0.03 per diluted share) in 2018 and $24 million ($6 million, net of tax, or $0.02 per diluted share) in 2017; and losses of $1.5 billion ($946 million, net of tax, or $3.39 per diluted share) in 2016, $2.2 billion ($1.4 billion, net of tax, or $4.81 per diluted share) in 2015 and $15 million ($9 million, net of tax, or $0.03 per diluted share) in 2014. See Note 1 and Note 13 to the accompanying consolidated financial statements for additional information.

(4)

Results for 2017 include charges for legal reserves related to certain pending CBP matters involving FedEx Trade Networks for $39 million ($24 million, net of tax, or $0.09 per diluted share) and the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground in the amount of $22 million ($13 million, net of tax, or $0.05 per diluted share).

(5)

Results for 2016 include provisions related to independent contractor litigation matters at FedEx Ground for $256 million, net of recognized immaterial insurance recovery ($158 million, net of tax, or $0.57 per diluted share), and expenses related to the settlement of a CBP notice of action involving FedEx Trade Networks in the amount of $69 million, net of recognized immaterial insurance recovery ($43 million, net of tax, or $0.15 per diluted share). Total transaction, financing and integration-planning expenses related to our TNT Express acquisition, as well as TNT Express’s immaterial financial results from the time of acquisition, were $132 million ($125 million, net of tax, or $0.45 per diluted share) during 2016. In addition, 2016 results include a $76 million ($0.27 per diluted share) favorable tax impact from an internal corporate legal entity restructuring to facilitate the integration of FedEx Express and TNT Express.

(6)

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

(7)

Includes adjustments in 2014 through 2016 related to our adoption of an accounting standard that requires us to classify debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2018 and 2017, and for each of the three years in the period ended May 31, 2018, and have issued our report thereon dated July 16, 2018 (included elsewhere in this Annual Report on Form 10-K).  Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) in this Annual Report on Form 10-K (the “schedule”).  This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2018

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2018, 2017 AND 2016

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2018	$115	$246	$—		$162	(a)	$199
2017	73	136	—		94	(a)	115
2016	86	121	—		134	(a)	73
Allowance for Revenue Adjustments
2018	$137	$—	$1,173	(b)	$1,108	(c)	$202
2017	105	—	941	(b)	909	(c)	137
2016	99	—	692	(b)	686	(c)	105
Inventory Valuation Allowance:
2018	$237	$27	$6		$2		$268
2017	218	26	—		7		237
2016	207	26	—		15		218
(a)	Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)	Principally charged against revenue.
(c)	Service failures, rebills and other.

FEDEX CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

(UNAUDITED)

(IN MILLIONS, EXCEPT RATIOS)

	Year Ended May 31,
	2018	2017	2016	2015	2014
Earnings:
Income before income taxes	$4,353	$4,579	$2,740	$1,627	$3,658
Add back:
Interest expense, net of capitalized interest	546	502	336	235	160
Amortization of debt issuance costs	12	11	8	5	4
Portion of rent expense representative of interest factor	1,553	1,182	924	908	876
Earnings as adjusted	$6,464	$6,274	$4,008	$2,775	$4,698
Fixed Charges:
Interest expense, net of capitalized interest	$546	$502	$336	$235	$160
Capitalized interest	61	41	42	37	29
Amortization of debt issuance costs	12	11	8	5	4
Portion of rent expense representative of interest factor	1,553	1,182	924	908	876
	$2,172	$1,736	$1,310	$1,185	$1,069
Ratio of Earnings to Fixed Charges	3.0	3.6	3.1	2.3	4.4