Form 10-Q
period 2018-08-31
FEDEX CORP
filed 2018-09-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 13, 2018
Common Stock, par value $0.10 per share	263,515,857

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2018 and May 31, 2018	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2018 and 2017	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2018 and 2017	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2018 and 2017	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	25
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	26
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	48
ITEM 4. Controls and Procedures	48

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	49
ITEM 1A. Risk Factors	49
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 6. Exhibits	51
Signature	52

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 12.1
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2018 (Unaudited)	May 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,369	$3,265
Receivables, less allowances of $296 and $401	8,716	8,481
Spare parts, supplies and fuel, less allowances of $271 and $268	523	525
Prepaid expenses and other	1,033	1,070
Total current assets	12,641	13,341
PROPERTY AND EQUIPMENT, AT COST	56,326	55,121
Less accumulated depreciation and amortization	27,547	26,967
Net property and equipment	28,779	28,154
OTHER LONG-TERM ASSETS
Goodwill	6,869	6,973
Other assets	3,612	3,862
Total other long-term assets	10,481	10,835
	$51,901	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2018 (Unaudited)	May 31, 2018
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$299	$—
Current portion of long-term debt	1,404	1,342
Accrued salaries and employee benefits	1,686	2,177
Accounts payable	3,066	2,977
Accrued expenses	3,151	3,131
Total current liabilities	9,606	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	15,241	15,243
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,948	2,867
Pension, postretirement healthcare and other benefit obligations	1,963	2,187
Self-insurance accruals	1,809	1,784
Deferred lease obligations	557	551
Deferred gains, principally related to aircraft transactions	156	121
Other liabilities	448	534
Total other long-term liabilities	7,881	8,044
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2018 and May 31, 2018	32	32
Additional paid-in capital	3,154	3,117
Retained earnings	25,315	24,823
Accumulated other comprehensive loss	(763)	(578)
Treasury stock, at cost	(8,565)	(7,978)
Total common stockholders’ investment	19,173	19,416
	$51,901	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2018	2017
		As Adjusted
REVENUES	$17,052	$15,297
OPERATING EXPENSES:
Salaries and employee benefits	6,260	5,664
Purchased transportation	3,967	3,445
Rentals and landing fees	823	818
Depreciation and amortization	808	751
Fuel	986	703
Maintenance and repairs	735	675
Other	2,402	2,270
	15,981	14,326
OPERATING INCOME	1,071	971
OTHER INCOME (EXPENSE):
Interest, net	(112)	(114)
Other retirement plans income	158	146
Other, net	(16)	(21)
	30	11
INCOME BEFORE INCOME TAXES	1,101	982
PROVISION FOR INCOME TAXES	266	386
NET INCOME	$835	$596
EARNINGS PER COMMON SHARE:
Basic	$3.15	$2.22
Diluted	$3.10	$2.19
DIVIDENDS DECLARED PER COMMON SHARE	$1.30	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2018	2017
NET INCOME	$835	$596
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $24 in 2018 and tax expense of $25 in 2017	(162)	109
Amortization of prior service credit, net of tax benefit of $7 in 2018 and $11 in 2017	(23)	(19)
	(185)	90
COMPREHENSIVE INCOME	$650	$686

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2018	2017
Operating Activities:
Net income	$835	$596
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	808	751
Provision for uncollectible accounts	82	60
Stock-based compensation	68	62
Deferred income taxes and other noncash items	23	97
Changes in assets and liabilities:
Receivables	(380)	(271)
Other assets	(120)	(142)
Accounts payable and other liabilities	(584)	(540)
Other, net	(31)	(23)
Cash provided by operating activities	701	590
Investing Activities:
Capital expenditures	(1,179)	(1,044)
Proceeds from asset dispositions and other	78	6
Cash used in investing activities	(1,101)	(1,038)
Financing Activities:
Proceeds from short-term borrowings	299	—
Principal payments on debt	(2)	(12)
Proceeds from stock issuances	25	150
Dividends paid	(173)	(134)
Purchase of treasury stock	(625)	(86)
Other, net	4	(6)
Cash used in financing activities	(472)	(88)
Effect of exchange rate changes on cash	(24)	70
Net decrease in cash and cash equivalents	(896)	(466)
Cash and cash equivalents at beginning of period	3,265	3,969
Cash and cash equivalents at end of period	$2,369	$3,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2018 (“Annual Report”). Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2018, and the results of our operations and cash flows for the three-month periods ended August 31, 2018 and 2017. Operating results for the three-month periods ended August 31, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2019 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year presentation.

REVENUE RECOGNITION.

Satisfaction of Performance Obligation

We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation services are provided with the use of employees and independent businesses that contract with FedEx. FedEx is the principal to the transaction for most of these services and revenue is recognized on a gross basis based on the transfer of control to the customer. Costs associated with independent businesses are recognized as incurred and included in the caption “Purchased transportation” in the accompanying unaudited condensed consolidated statements of income.

For shipments in transit, revenue is recorded based on the percentage of service completed at the balance sheet date which results in our recognizing revenue over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. If we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.

The vast majority of our contracts include only one performance obligation, which is short in duration and spans only a few days. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative stand-alone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable stand-alone sales prices. In these instances, the observable stand-alone sales are used to determine the stand-alone selling price.

We sell customized customer-specific solutions, such as logistics, through which we provide the service of integrating a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Therefore, the entire contract is accounted for as one performance obligation. In these cases we typically use the expected cost plus a margin approach to estimate the stand-alone selling price of each performance obligation.

Variable Consideration

It is common for our contracts to contain customer incentives, guaranteed service refunds or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded based upon certain incentive achievements or performance metrics. We estimate variable consideration as the most likely amount to which we expect to be entitled. Estimates for adjustments to revenue and accounts receivable are recognized at the time of shipment for certain customer initiatives, money-back service guarantees and billing corrections based on our assessment of historical, current and forecasted information available. Delivery costs are accrued as incurred.

Contract Modification

Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations or alters the existing arrangement. Contract modifications that add distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are executed.

Contract Assets and Liabilities

Contract assets include billed and unbilled amounts resulting from in-transit packages, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.

Gross contract assets related to in-transit packages totaled $513 million and $542 million at August 31, 2018 and May 31, 2018, respectively. Contract assets net of deferred unearned revenue were $351 million and $363 million at August 31, 2018 and May 31, 2018, respectively. Contract assets are included within other current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $15 million and $13 million at August 31, 2018 and May 31, 2018, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions and taxes and duties.

Certain of our revenue-producing transactions are subject to taxes, such as sales tax, assessed by governmental authorities. We present these revenues net of tax. Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (i.e., every 15 days, 30 days, 45 days, etc.) for shipments included on invoices received. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our revenue contracts with customers.

Disaggregation of Revenue

The following table provides revenue by service type (dollars in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended August 31,
	2018	2017
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,886	$1,750
U.S. overnight envelope	468	450
U.S. deferred	952	878
Total U.S. domestic package revenue	3,306	3,078
International priority	1,848	1,741
International economy	850	770
Total international export package revenue	2,698	2,511
International domestic(1)	1,127	1,044
Total package revenue	7,131	6,633
Freight:
U.S.	730	613
International priority	551	470
International economy	519	381
International airfreight	85	83
Total freight revenue	1,885	1,547
Other	206	220
Total FedEx Express segment	9,222	8,400
FedEx Ground segment	4,799	4,245
FedEx Freight segment	1,959	1,664
FedEx Services segment	417	400
FedEx Trade Networks segment	884	799
Eliminations	(229)	(211)
	$17,052	$15,297
(1)	International domestic revenues relate to our intra-country operations.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain,” formerly GENCO Distribution System, Inc.) in 2015, which already had a small number of employees that are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $68 million for the three-month period ended August 31, 2018 and $62 million for the three-month period ended August 31, 2017. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the Tax Cuts and Jobs Act (“TCJA”). SAB 118 was issued to address the application of U.S. generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of the TCJA. In accordance with SAB 118, we made reasonable estimates and recorded provisional amounts for the TCJA during 2018. Under the transitional provisions of SAB 118, we have a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. We are still in the process of completing that accounting. As of August 31, 2018, there were no changes to the provisional amounts recorded at May 31, 2018.

In 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued a new accounting standard that supersedes virtually all existing revenue recognition guidance under generally accepted accounting principles in the United States. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We adopted this standard as of June 1, 2018 (fiscal 2019) using the modified retrospective method of adoption as permitted by the standard. The new guidance did not have an impact on our revenue recognition policies, practices or systems; therefore, there was no cumulative-effect adjustment to retained earnings as of June 1, 2018.

In March 2017, the FASB issued an Accounting Standards Update (ASU 2017-07) that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard impacts our operating income but has no impact on our net income or earnings per share. We adopted this standard effective June 1, 2018 (fiscal 2019) and applied these changes retrospectively. As such, prior year financial results are recast to conform to these new rules upon adoption.

The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU 2017-07 (in millions):

	Three Months Ended August 31, 2017
	Reported	Effect of Adoption of ASU 2017-07	As Adjusted
Revenue	$15,297	$—	$15,297
Operating Income	1,117	(146)	971
Other Income (Expense), net	(135)	146	11
Net Income	596	—	596

New Accounting Standards and Accounting Standards Not Yet Adopted

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on our balance sheet in excess of $13 billion, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on our lease portfolio as of the adoption date. We are currently accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective June 1, 2019 (fiscal 2020).

In February 2018, the FASB issued an Accounting Standards Update that will permit companies to reclassify the income tax effect of the TCJA on items within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. These changes will be effective June 1, 2019 (fiscal 2020). We are continuing to assess the impact of this new standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-14) that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We expect this new guidance will have minimal impact on our financial reporting. These changes will be effective June 1, 2020 (fiscal 2021) and will be applied retrospectively. We plan to early adopt in the fourth quarter of fiscal 2019.

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

During the first quarter of 2019, we repurchased 2.6 million shares of FedEx common stock at an average price of $238.95 per share for a total of $625 million. As of August 31, 2018, 9.1 million shares remained under the current share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On August 17, 2018, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on October 1, 2018 to stockholders of record as of the close of business on September 10, 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2018	2017
Foreign currency translation loss:
Balance at beginning of period	$(759)	$(685)
Translation adjustments	(162)	109
Balance at end of period	(921)	(576)
Retirement plans adjustments:
Balance at beginning of period	181	270
Reclassifications from AOCI	(23)	(19)
Balance at end of period	158	251
Accumulated other comprehensive (loss) at end of period	$(763)	$(325)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2018	2017
Amortization of retirement plans prior service credits, before tax	$30	$30	Salaries and employee benefits
Income tax benefit	(7)	(11)	Provision for income taxes
AOCI reclassifications, net of tax	$23	$19	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $2.0 billion revolving credit facility that expires in November 2020.  The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash retirement plans mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.0 to 1.0 at August 31, 2018. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with this financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs.

During the first quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. The maximum amount outstanding during the quarter was $300 million. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. As of August 31, 2018, $300 million of commercial paper and $54 million in letters of credit were outstanding, leaving $1.646 billion available under the revolving credit facility for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $16.5 billion at August 31, 2018 and May 31, 2018, compared with estimated fair values of $16.5 billion at August 31, 2018 and $16.6 billion at May 31, 2018. The annualized weighted-average interest rate on long-term debt was 3.6% at August 31, 2018. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	Three Months Ended
	2018	2017
Basic earnings per common share:
Net earnings allocable to common shares(1)	$834	$595
Weighted-average common shares	265	268
Basic earnings per common share	$3.15	$2.22
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$834	$595
Weighted-average common shares	265	268
Dilutive effect of share-based awards	4	4
Weighted-average diluted shares	269	272
Diluted earnings per common share	$3.10	$2.19
Anti-dilutive options excluded from diluted earnings per common share	3.7	3.2

(1)Net earnings available to participating securities were immaterial in all periods presented.

(5) Income Taxes

Our effective tax rate was 24.2% for the first quarter of 2019, compared with 39.3% for the first quarter of 2018. The 2019 tax rate was favorably impacted by the TCJA, which resulted in an approximate $135 million benefit primarily from the lower statutory tax rate on first quarter 2019 earnings. The 2018 tax rate was negatively impacted by costs incurred in connection with the integration of the foreign operations of FedEx Express and TNT Express B.V. (“TNT Express”) and the effects of the NotPetya cyberattack on lower taxed foreign earnings, which were partially offset by tax benefits from share-based payments.

On August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these proposed regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). This proposed guidance is not authoritative and is subject to change in the regulatory review process. However, if the proposed guidance is included in the final regulations as drafted, we may be required to reverse the 2018 Benefit in the quarter the regulations become final.

We are still completing our accounting for the income tax effects of the TCJA. As of August 31, 2018, there were no changes to the provisional amounts recorded at May 31, 2018.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2018	2017
Defined benefit pension plans, net	$28	$37
Defined contribution plans	144	127
Postretirement healthcare plans	19	19
	$191	$183

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Service cost	$172	$170	$24	$23	$9	$9
Other retirement plans (income) expense:
Interest cost	238	279	13	12	10	10
Expected return on plan assets	(377)	(406)	(12)	(11)	—	—
Amortization of prior service credit and other	(29)	(30)	(1)	—	—	—
	(168)	(157)	—	1	10	10
	$4	$13	$24	$24	$19	$19

We made voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) of $250 million during the first quarters of 2019 and 2018. In September 2018, we made additional voluntary contributions to our U.S. Pension Plans of $250 million.

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are FedEx Express, including TNT Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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
FedEx Office (document and business services and package acceptance)

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information-technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported by FedEx Express in their natural expense line items. The FedEx Services segment includes: FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies; and FedEx Office and Print Services, Inc. (“FedEx Office”), which provides an array of document and business services and retail access to our customers for our package transportation businesses.

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

Also included in corporate and other is the FedEx Trade Networks, Inc. (“FedEx Trade Networks”) operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc.; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc.

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2018	2017
Revenues:
FedEx Express segment	$9,222	$8,400
FedEx Ground segment	4,799	4,245
FedEx Freight segment	1,959	1,664
FedEx Services segment	417	400
Other and eliminations	655	588
	$17,052	$15,297
Operating income (loss):
FedEx Express segment	$367	$320
FedEx Ground segment	667	606
FedEx Freight segment	176	165
Corporate, other and eliminations	(139)	(120)
	$1,071	$971

(8) Commitments

As of August 31, 2018, our purchase commitments under various contracts for the remainder of 2018 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2019 (remainder)	$1,341	$664	$2,005
2020	1,991	786	2,777
2021	2,315	500	2,815
2022	1,856	363	2,219
2023	1,561	263	1,824
Thereafter	2,986	532	3,518
Total	$12,050	$3,108	$15,158

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2018, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and five Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the quarter, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA (the RLA condition was removed from three previously ordered B777F aircraft). The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

One B777F aircraft and five B767F aircraft were delivered during the quarter. FedEx Express now has a total of 23 firm orders for B777F aircraft scheduled for delivery during the remainder of 2019 through 2025 and a total of 64 firm orders for B767F aircraft for delivery during the remainder of 2019 through 2023.

During the quarter, FedEx Express also acquired options to purchase an additional 14 B777F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled. As a result, FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028. FedEx Express also acquired options to purchase an additional six B767F aircraft. As a result, FedEx Express now has options to purchase a total of 50 B767F aircraft for delivery through 2026.

As of August 31, 2018, we had $992 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2018, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2019 (remainder)	-	-	11	3	14
2020	-	-	17	5	22
2021	12	5	18	2	37
2022	12	6	12	3	33
2023	12	6	6	4	28
Thereafter	14	13	-	6	33
Total	50	30	64	23	167

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at August 31, 2018 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2019 (remainder)	$307	$1,623	$1,930
2020	261	1,961	2,222
2021	203	1,796	1,999
2022	185	1,615	1,800
2023	127	1,459	1,586
Thereafter	48	8,319	8,367
Total	$1,131	$16,773	$17,904

Future minimum lease payments under capital leases were immaterial at August 31, 2018. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. In April 2016, the two lawsuits were consolidated and will now proceed as one lawsuit. The first-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleges that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. Following motions to dismiss filed in both lawsuits, some of the claims were dismissed entirely or limited. In the first-filed lawsuit, the New York Public Health Law and common law nuisance claims were dismissed and the plaintiffs voluntarily dismissed another claim. In the second-filed lawsuit, the common law nuisance claim was dismissed entirely and the New York Public Health Law claim has been limited to claims arising after September 27, 2013, when an amendment to that law provided enforcement authority to the City of New York and State of New York. Other claims, including the RICO claims, remain in both lawsuits. The consolidated lawsuit is set for jury trial beginning October 9, 2018. The likelihood of loss is reasonably possible, but the amount or range of loss, if any, cannot be estimated at this stage of the litigation. We expect the amount of any loss to be immaterial.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2018	2017
Cash payments for:
Interest (net of capitalized interest)	$203	$153
Income taxes	$93	$96
Income tax refunds received	(3)	(10)
Cash tax payments, net	$90	$86

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$938	$180	$1,293	$(42)	$2,369
Receivables, less allowances	41	5,233	3,550	(108)	8,716
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	285	993	278	—	1,556
Total current assets	1,264	6,406	5,121	(150)	12,641
PROPERTY AND EQUIPMENT, AT COST	21	52,339	3,966	—	56,326
Less accumulated depreciation and amortization	17	25,670	1,860	—	27,547
Net property and equipment	4	26,669	2,106	—	28,779
INTERCOMPANY RECEIVABLE	1,385	1,240	—	(2,625)	—
GOODWILL	—	1,589	5,280	—	6,869
INVESTMENT IN SUBSIDIARIES	34,038	4,867	—	(38,905)	—
OTHER ASSETS	241	1,591	1,780	—	3,612
	$36,932	$42,362	$14,287	$(41,680)	$51,901
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$299	$—	$—	$—	$299
Current portion of long-term debt	1,332	65	7	—	1,404
Accrued salaries and employee benefits	43	1,102	541	—	1,686
Accounts payable	187	1,252	1,778	(151)	3,066
Accrued expenses	466	1,786	899	—	3,151
Total current liabilities	2,327	4,205	3,225	(151)	9,606
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	11	—	15,241
INTERCOMPANY PAYABLE	—	—	2,624	(2,624)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	101	2,730	117	—	2,948
Other liabilities	389	3,613	931	—	4,933
Total other long-term liabilities	490	6,343	1,048	—	7,881
STOCKHOLDERS’ INVESTMENT	19,173	31,526	7,379	(38,905)	19,173
	$36,932	$42,362	$14,287	$(41,680)	$51,901

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,485	$257	$1,538	$(15)	$3,265
Receivables, less allowances	3	4,970	3,586	(78)	8,481
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	425	878	292	—	1,595
Total current assets	1,913	6,105	5,416	(93)	13,341
PROPERTY AND EQUIPMENT, AT COST	21	51,232	3,868	—	55,121
Less accumulated depreciation and amortization	17	25,111	1,839	—	26,967
Net property and equipment	4	26,121	2,029	—	28,154
INTERCOMPANY RECEIVABLE	1,487	924	—	(2,411)	—
GOODWILL	—	1,709	5,264	—	6,973
INVESTMENT IN SUBSIDIARIES	33,370	4,082	—	(37,452)	—
OTHER ASSETS	75	1,854	1,829	104	3,862
	$36,849	$40,795	$14,538	$(39,852)	$52,330
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,332	$1	$9	$—	$1,342
Accrued salaries and employee benefits	65	1,506	606	—	2,177
Accounts payable	16	1,332	1,719	(90)	2,977
Accrued expenses	460	1,778	896	(3)	3,131
Total current liabilities	1,873	4,617	3,230	(93)	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	13	—	15,243
INTERCOMPANY PAYABLE	—	—	2,411	(2,411)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,626	137	104	2,867
Other liabilities	619	3,432	1,126	—	5,177
Total other long-term liabilities	619	6,058	1,263	104	8,044
STOCKHOLDERS’ INVESTMENT	19,415	29,832	7,621	(37,452)	19,416
	$36,849	$40,795	$14,538	$(39,852)	$52,330

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,367	$4,787	$(102)	$17,052
OPERATING EXPENSES:
Salaries and employee benefits	48	4,783	1,429	—	6,260
Purchased transportation	—	2,380	1,634	(47)	3,967
Rentals and landing fees	1	631	192	(1)	823
Depreciation and amortization	—	693	115	—	808
Fuel	—	902	84	—	986
Maintenance and repairs	—	646	89	—	735
Intercompany charges, net	(111)	(226)	337	—	—
Other	62	1,546	848	(54)	2,402
	—	11,355	4,728	(102)	15,981
OPERATING INCOME	—	1,012	59	—	1,071
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	835	81	—	(916)	—
Interest, net	(158)	59	(13)	—	(112)
Other retirement plans income	—	193	13	(48)	158
Intercompany charges, net	143	(154)	(21)	32	—
Other, net	(3)	327	(340)	—	(16)
INCOME BEFORE INCOME TAXES	817	1,518	(302)	(932)	1,101
Provision for income taxes	—	215	51	—	266
NET INCOME	$817	$1,303	$(353)	$(932)	$835
COMPREHENSIVE INCOME	$800	$1,401	$(618)	$(933)	$650

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$11,567	$3,854	$(124)	$15,297
OPERATING EXPENSES:
Salaries and employee benefits	38	4,368	1,258	—	5,664
Purchased transportation	—	2,063	1,464	(82)	3,445
Rentals and landing fees	1	627	191	(1)	818
Depreciation and amortization	—	639	112	—	751
Fuel	—	637	66	—	703
Maintenance and repairs	—	602	73	—	675
Intercompany charges, net	(116)	114	2	—	—
Other	77	1,476	758	(41)	2,270
	—	10,526	3,924	(124)	14,326
OPERATING INCOME	—	1,041	(70)	—	971
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	596	(3)	—	(593)	—
Interest, net	(129)	13	2	—	(114)
Other retirement plans income	—	141	5	—	146
Intercompany charges, net	131	(70)	(61)	—	—
Other, net	(2)	(8)	(11)	—	(21)
INCOME BEFORE INCOME TAXES	596	1,114	(135)	(593)	982
Provision for income taxes	—	399	(13)	—	386
NET INCOME	$596	$715	$(122)	$(593)	$596
COMPREHENSIVE INCOME	$578	$719	$(18)	$(593)	$686

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$785	$(159)	$102	$(27)	$701
INVESTING ACTIVITIES
Capital expenditures	—	(983)	(196)	—	(1,179)
Proceeds from asset dispositions and other	(5)	78	5	—	78
CASH USED IN INVESTING ACTIVITIES	(5)	(905)	(191)	—	(1,101)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	299	—	—	—	299
Net transfers from (to) Parent	(853)	763	90	—	—
Payment on loan between subsidiaries	—	—	—	—	—
Intercompany dividends	—	81	(81)	—	—
Principal payments on debt	—	—	(2)	—	(2)
Proceeds from stock issuances	25	—	—	—	25
Dividends paid	(173)	—	—	—	(173)
Purchase of treasury stock	(625)	—	—	—	(625)
Other, net	—	148	(144)	—	4
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,327)	992	(137)	—	(472)
Effect of exchange rate changes on cash	—	(5)	(19)	—	(24)
Net (decrease) increase in cash and cash equivalents	(547)	(77)	(245)	(27)	(896)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$938	$180	$1,293	$(42)	$2,369

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(878)	$1,717	$(256)	$7	$590
INVESTING ACTIVITIES
Capital expenditures	—	(985)	(59)	—	(1,044)
Proceeds from asset dispositions and other	—	6	—	—	6
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(979)	(59)	—	(1,038)
FINANCING ACTIVITIES
Net transfers from (to) Parent	744	(735)	(9)	—	—
Principal payments on debt	—	(8)	(4)	—	(12)
Proceeds from stock issuances	150	—	—	—	150
Dividends paid	(134)	—	—	—	(134)
Purchase of treasury stock	(86)	—	—	—	(86)
Other, net	3	—	(9)	—	(6)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	677	(743)	(22)	—	(88)
Effect of exchange rate changes on cash	(2)	23	49	—	70
Net (decrease) increase in cash and cash equivalents	(203)	18	(288)	7	(466)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$1,681	$343	$1,519	$(40)	$3,503

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of August 31, 2018, and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended August 31, 2018 and August 31, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of FedEx Corporation as of May 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ investment, and cash flows for the year then ended, and the related notes and schedules (not presented herein); and in our report dated July 16, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Memphis, Tennessee

September 17, 2018

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2018 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments. The FedEx Services segment also provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”). See “Reportable Segments” for further discussion. Additional information on our businesses can be found in our Annual Report.

As discussed in our Annual Report, the FedEx Trade Networks, Inc. (“FedEx Trade Networks”) operating segment results are included in “Corporate, other and eliminations” in our segment reporting. Prior year amounts have been revised to conform to the current year presentation.

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

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), professional fees, insurance, taxes and licenses and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2019 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2018	2017	Change
Revenues	$17,052	$15,297	11
Operating income (loss):
FedEx Express segment	367	320	15
FedEx Ground segment	667	606	10
FedEx Freight segment	176	165	7
Corporate, other and eliminations	(139)	(120)	(16)
Consolidated operating income	1,071	971	10
Operating margin:
FedEx Express segment	4.0%	3.8%	20	bp
FedEx Ground segment	13.9%	14.3%	(40)	bp
FedEx Freight segment	9.0%	9.9%	(90)	bp
Consolidated operating margin	6.3%	6.3%	—	bp
Consolidated net income	$835	$596	40
Diluted earnings per share	$3.10	$2.19	42

	Year-over-Year Changes
	Revenue	Operating Income (Loss)
FedEx Express segment	$822	$47
FedEx Ground segment	554	61
FedEx Freight segment	295	11
FedEx Services segment	17	—
Corporate, other and eliminations	67	(19)
	$1,755	$100

Pension Accounting Change

As of June 1, 2018, we adopted new accounting guidance that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present net periodic benefit cost in their income statement. This new guidance requires us to report only the service cost component in the salaries and employee benefits line item. The other components of net benefit cost are required to be presented in the income statement in other income, outside of income from operations. This new guidance impacts operating income and margin but has no impact on net income or earnings per share. We have applied these changes retrospectively.

Overview

The comparison of our first quarter results between 2019 and 2018 is significantly affected by the direct and indirect effects at FedEx Express of the NotPetya cyberattack in June 2017. Our first quarter 2018 results were negatively impacted by an estimated $300 million ($0.79 per diluted share) due to the NotPetya cyberattack, primarily from loss of revenue associated with decreased shipments in the TNT Express network, as well as incremental costs to restore information-technology systems. Additional information on the NotPeyta cyberattack can be found in our Annual Report.

In addition to the direct effects of reduced revenue and increased expenses, the NotPetya cyberattack impacted the amount and timing of variable compensation recognized in 2018. During the first quarter of 2018, we recognized substantially lower expense for our annual incentive compensation programs and reduced accruals for our long-term cash incentive program. As results improved and we recovered from the NotPetya cyberattack later in the fiscal year, these accruals were increased to more normalized attainment levels. Conversely, we recognized full variable compensation accruals during the first quarter of 2019. In addition, we accelerated the timing of our merit pay increases for certain of our hourly employees during late 2018 following the enactment of the Tax Cuts and Jobs Act (“TCJA”), ahead of the normal October 2018 timing. Therefore, the first quarter of 2019 includes the full impact of the merit increase that would typically not be incurred until the second quarter. The aggregate impact of these expense timing differences negatively affected the year-over-year comparison of first quarter 2019 results by approximately $170 million ($130 million, net of tax, or $0.48 per diluted share).

Volume growth and increased yields at all of our transportation segments also contributed to an increase in operating income in the first quarter of 2019. In addition, the favorable net impact of fuel at all of our transportation segments positively impacted our first quarter results. These factors were partially offset by higher purchased transportation expenses and higher salaries and employee benefits expense (discussed above) in the first quarter of 2019.

During the first quarter of 2019, we recognized an income tax benefit of approximately $135 million ($0.50 per diluted share) primarily related to a lower statutory income tax rate on first quarter 2019 earnings as a result of the enactment of the TCJA. See the “Income Taxes” section below for further information.

We incurred TNT Express integration expenses totaling $121 million ($98 million, net of tax, or $0.36 per diluted share) in the first quarter of 2019, a $9 million increase from the first quarter of 2018. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including salaries and wages, professional and legal fees, advertising expenses and travel, and include any restructuring charges at TNT Express. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

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

Revenue

Revenues increased 11% in the first quarter of 2019 due to improved performance at all of our transportation segments. Revenues at FedEx Express increased 10% in the first quarter of 2019 primarily due to international package and freight volume recovery from the NotPetya cyberattack, higher freight pounds and U.S. domestic package volume and yield growth. At FedEx Ground, revenues increased 13% in the first quarter of 2019 due to volume growth and increased yields. FedEx Freight revenues increased 18% in the first quarter of 2019 primarily due to higher revenue per shipment and average daily shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in the first quarter of 2019.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three- month periods ended August 31:

			Percent of Revenue
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	$6,260	$5,664	36.7%	37.1%
Purchased transportation	3,967	3,445	23.3	22.5
Rentals and landing fees	823	818	4.8	5.4
Depreciation and amortization	808	751	4.7	4.9
Fuel	986	703	5.8	4.6
Maintenance and repairs	735	675	4.3	4.4
Other	2,402	2,270	14.1	14.8
Total operating expenses	$15,981	$14,326	93.7	93.7
Operating income	$1,071	$971	6.3%	6.3%

Operating margin remained flat in the first quarter of 2019 primarily due to the increased revenue related to the recovery from the NotPetya cyberattack, offset by increased operating expenses across all transportation segments.

Salaries and employee benefits expense increased 11% in the first quarter of 2019 primarily due to the timing of advanced annual pay increases for certain hourly team members following the passage of the TCJA, higher staffing to support volume growth and higher variable compensation at all of our transportation segments. Purchased transportation costs increased 15% in the first quarter of 2019 primarily due to higher volumes at all of our transportation segments, as well as higher fuel surcharges and increased rates at FedEx Ground and FedEx Freight.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 40% in the first quarter of 2019 primarily due to increased fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarters of 2019 and 2018 in the accompanying discussion of each of our transportation segments.

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

We routinely review our fuel surcharges and our fuel surcharge methodology. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express and FedEx Ground.

The net impact of fuel had a significant benefit to operating income in the first quarter of 2019 as higher fuel surcharges more than offset increased fuel prices.

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

Income Taxes

Our effective tax rate was 24.2% for the first quarter of 2019, compared with 39.3% for the first quarter of 2018. The 2019 tax rate was favorably impacted by the TCJA, which resulted in an approximate $135 million benefit primarily from the lower statutory tax rate on first quarter 2019 earnings. The 2018 tax rate was negatively impacted by costs incurred in connection with the integration of the foreign operations of FedEx Express and TNT Express and the effects of the NotPetya cyberattack on lower taxed foreign earnings, which were partially offset by tax benefits from share-based payments.

On August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these proposed regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). This proposed guidance is not authoritative and is subject to change in the regulatory review process. However, if the proposed guidance is included in the final regulations as drafted, we may be required to reverse the 2018 Benefit in the quarter the regulations become final.

We are still completing our accounting for the income tax effects of the TCJA. As of August 31, 2018, there were no changes to the provisional amounts recorded at May 31, 2018.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of August 31, 2018, there were no material changes to our liabilities for unrecognized tax benefits subsequent to May 31, 2018.

Outlook

We expect volume and yield growth at all of our transportation segments to support revenue and earnings growth in 2019, prior to any mark-to-market retirement plans adjustment. We will continue executing operational improvement programs at FedEx Ground and FedEx Freight that are designed to increase operational efficiency and safety, enhance service offerings to our customers and reduce our cost structure.

Our expectations for earnings growth in 2019 are dependent on key external factors, including fuel prices, moderate economic growth and stability in global trade.

During the remainder of 2019, we will continue to execute our TNT Express integration plans and will be focused on integrating the largest and most complex countries, which include the largest workforces and facilities. We expect the aggregate integration program expense, including restructuring charges at TNT Express, over the four years through 2020 to be approximately $1.5 billion and expect to incur approximately $450 million of these costs during 2019. The timing and amount of integration expenses and capital investments in any future period may change as we implement our plans.

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

Other Outlook Matters. For details on key 2019 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of August 31, 2018, over 60% of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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
FedEx Office (document and business services and package acceptance)

FEDEX SERVICES SEGMENT

The operating expense line item “Intercompany charges” on the accompanying unaudited condensed consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective transportation segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided.

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

Also included in corporate and other is the FedEx Trade Networks operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc.; integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc.; time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent
	2018	2017	Change
Revenues:
Package:
U.S. overnight box	$1,886	$1,750	8
U.S. overnight envelope	468	450	4
U.S. deferred	952	878	8
Total U.S. domestic package revenue	3,306	3,078	7
International priority	1,848	1,741	6
International economy	850	770	10
Total international export package revenue	2,698	2,511	7
International domestic(1)	1,127	1,044	8
Total package revenue	7,131	6,633	8
Freight:
U.S.	730	613	19
International priority	551	470	17
International economy	519	381	36
International airfreight	85	83	2
Total freight revenue	1,885	1,547	22		Percent of Revenue
Other	206	220	(6)		2018	2017
Total revenues	9,222	8,400	10		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,473	3,214	8		37.7	38.3
Purchased transportation	1,307	1,184	10		14.2	14.1
Rentals and landing fees	470	484	(3)		5.1	5.7
Depreciation and amortization	436	415	5		4.7	4.9
Fuel	845	603	40		9.2	7.2
Maintenance and repairs	502	459	9		5.4	5.5
Intercompany charges	539	497	8		5.8	5.9
Other	1,283	1,224	5		13.9	14.6
Total operating expenses	8,855	8,080	10		96.0%	96.2%
Operating income	$367	$320	15
Operating margin	4.0%	3.8%	20	bp

(1)	International domestic revenues relate to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2018	2017	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,231	1,188	4
U.S. overnight envelope	551	557	(1)
U.S. deferred	916	876	5
Total U.S. domestic ADV	2,698	2,621	3
International priority	518	504	3
International economy	276	252	10
Total international export ADV	794	756	5
International domestic(1)	2,395	2,238	7
Total ADV	5,887	5,615	5
Revenue per package (yield):
U.S. overnight box	$23.57	$22.67	4
U.S. overnight envelope	13.09	12.43	5
U.S. deferred	15.98	15.42	4
U.S. domestic composite	18.85	18.07	4
International priority	54.84	53.17	3
International economy	47.43	46.95	1
International export composite	52.27	51.09	2
International domestic(1)	7.24	7.18	1
Composite package yield	18.64	18.17	3
Freight Statistics
Average daily freight pounds:
U.S.	8,309	7,727	8
International priority	5,315	4,906	8
International economy	13,459	10,281	31
International airfreight	1,717	1,853	(7)
Total average daily freight pounds	28,800	24,767	16
Revenue per pound (yield):
U.S.	$1.35	$1.22	11
International priority	1.60	1.48	8
International economy	0.59	0.57	4
International airfreight	0.76	0.69	10
Composite freight yield	1.01	0.96	5

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 10% in the first quarter of 2019 primarily due to international package and freight volume recovery from the NotPetya cyberattack, higher freight pounds, U.S. domestic package volume and yield growth and higher fuel surcharges.

International export average daily volumes increased 5% in the first quarter of 2019 primarily due to increased volume from the recovery of the NotPetya cyberattack. International export package yields increased 2% in the first quarter of 2019 due to higher fuel surcharges, partially offset by lower base rates. Average daily freight pounds increased 16% in the first quarter of 2019 primarily due to higher volume in international freight services, driven by NotPetya cyberattack recovery as well as base business growth. Freight yields increased 5% in the first quarter of 2019 primarily due to higher fuel surcharges and base rates. U.S. domestic package average daily volumes increased 3% in the first quarter of 2019 driven by our deferred and overnight service offerings. U.S. domestic package yields increased 4% in the first quarter of 2019 primarily due to higher fuel surcharges and base rates.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the periods ended August 31:

	Three Months Ended
	2018	2017
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.02%	2.21%
High	7.27	3.33
Weighted-average	7.11	2.71
International Fuel Surcharges:
Low	8.14	3.38
High	17.97	13.73
Weighted-average	15.14	8.18

Effective January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express segment operating income and margin increased in the first quarter of 2019 due to international package and freight volume recovery from the NotPetya cyberattack, higher freight pounds, U.S. domestic package volume growth and the positive net impact of fuel. The increased variable compensation accruals during 2019 and accelerated annual merit pay increases during late 2018 for certain of our hourly employees following the passage of the TCJA (described in the “Overview” section above) negatively impacted the year-over-year comparison of operating income by approximately $100 million. In addition, changes in service mix following the NotPetya cyberattack negatively impacted operating margin in the first quarter of 2019.

Results in the first quarter of 2019 include approximately $102 million of TNT Express integration expenses, a $14 million increase from the first quarter of 2018.

Salaries and employee benefits expense increased 8% in the first quarter of 2019 primarily due to the pay increases noted above and higher staffing to support volume growth. Purchased transportation expense increased 10% in the first quarter of 2019 primarily due to higher volume from the recovery of the NotPetya cyberattack. Maintenance and repairs expense increased 9% in the first quarter of 2019 primarily due to the timing of aircraft engine maintenance events.

Fuel expense increased 40% in the first quarter of 2019 due to higher fuel prices. However, the net impact of fuel had a significant benefit to operating income in the first quarter of 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2018	2017	Change		2018	2017
Revenues	$4,799	$4,245	13		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	805	680	18		16.8	16.0
Purchased transportation	2,062	1,776	16		43.0	41.8
Rentals	191	184	4		4.0	4.3
Depreciation and amortization	173	161	7		3.6	3.8
Fuel	3	2	50		—	—
Maintenance and repairs	77	75	3		1.6	1.8
Intercompany charges	397	359	11		8.3	8.5
Other	424	402	5		8.8	9.5
Total operating expenses	4,132	3,639	14		86.1%	85.7%
Operating income	$667	$606	10
Operating margin	13.9%	14.3%	(40)	bp
Average daily package volume	8,221	7,688	7
Revenue per package (yield)	$8.96	$8.47	6

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 13% in the first quarter of 2019 due to volume growth and increased yields. Average daily volume at FedEx Ground increased 7% in the first quarter of 2019 primarily due to continued growth in commercial and residential services driven by e-commerce growth. FedEx Ground yield increased 6% during the first quarter of 2019 primarily driven by higher fuel surcharges and base yields.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2018	2017
Low	6.30%	4.00%
High	6.50	4.50
Weighted-average	6.30	4.32

Effective January 1, 2018, FedEx Ground implemented a 4.9% average list price increase. In addition, as announced on September 18, 2017, dimensional weight pricing applies to the majority of FedEx SmartPost shipments effective January 22, 2018.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 10% in the first quarter of 2019 due to volume growth and increased yields. The increased variable compensation accruals during 2019 and accelerated annual merit pay increases during late 2018 for certain of our hourly employees following the passage of the TCJA (described in the “Overview” section above) negatively impacted the year-over-year comparison of operating income by approximately $30 million. In addition, higher purchased transportation, staffing and network expansion costs partially offset the benefits from higher revenues and drove a decline in operating margin.

Purchased transportation expense increased 16% in the first quarter of 2019 primarily due to higher volumes, increased rates and higher fuel costs. Salaries and employee benefits expense increased 18% in the first quarter of 2019 primarily due to additional staffing to support volume growth, the pay increases noted above and network expansion.

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

For additional information on the FedEx Ground ISP model, see “Other Outlook Matters” under Consolidated Results of this MD&A.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2018	2017	Change		2018	2017
Revenues	$1,959	$1,664	18		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	928	793	17		47.4	47.7
Purchased transportation	259	198	31		13.2	11.9
Rentals	42	36	17		2.1	2.1
Depreciation and amortization	78	68	15		4.0	4.1
Fuel	137	97	41		7.0	5.8
Maintenance and repairs	62	56	11		3.2	3.4
Intercompany charges	138	125	10		7.0	7.5
Other	139	126	10		7.1	7.6
Total operating expenses	1,783	1,499	19		91.0%	90.1%
Operating income	$176	$165	7
Operating margin	9.0%	9.9%	(90)	bp
Average daily shipments (in thousands)
Priority	81.2	74.4	9
Economy	34.6	31.6	9
Total average daily shipments	115.8	106.0	9
Weight per shipment (lbs)
Priority	1,218	1,184	3
Economy	1,009	1,147	(12)
Composite weight per shipment	1,156	1,173	(1)
Revenue per shipment
Priority	$246.77	$226.16	9
Economy	292.33	277.04	6
Composite revenue per shipment	$260.39	$241.34	8
Revenue per hundredweight
Priority	$20.26	$19.11	6
Economy	28.97	24.15	20
Composite revenue per hundredweight	$22.53	$20.58	9

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 18% in the first quarter of 2019 primarily due to higher revenue per shipment and average daily shipments. Revenue per shipment increased 8% in the first quarter of 2019 primarily due to higher base rates driven by our ongoing yield management initiatives and higher fuel surcharges. Average daily shipments increased 9% in the first quarter of 2019 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2018	2017
Low	24.60%	20.90%
High	25.00	21.60
Weighted-average	24.77	21.26

Effective January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 7% in the first quarter of 2019 primarily driven by higher revenue per shipment. Operating margin declined slightly in the first quarter of 2019 due to increased salaries and employee benefits expense and higher purchased transportation expense. In addition, the increased variable compensation accruals during 2019 and accelerated annual merit pay increases during late 2018 for certain of our hourly employees following the passage of the TCJA (described in the “Overview” section above) negatively impacted the year-over-year comparison of operating income by approximately $30 million.

Salaries and employee benefits expense increased 17% in the first quarter of 2019 driven primarily by higher staffing levels to support volume growth as well as the pay increases noted above. Purchased transportation expense increased 31% in the first quarter of 2019 due to increased rates, higher fuel surcharges and higher volumes.

Fuel expense increased 41% in the first quarter of 2019 primarily due to higher fuel prices. The net impact of fuel had a moderate benefit to operating income in the first quarter of 2019 as higher fuel surcharges more than offset increased fuel prices.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.4 billion at August 31, 2018, compared to $3.3 billion at May 31, 2018. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2018	2017
Operating activities:
Net income	$835	$596
Noncash charges and credits	981	970
Changes in assets and liabilities	(1,115)	(976)
Cash provided by operating activities	701	590
Investing activities:
Capital expenditures	(1,179)	(1,044)
Proceeds from asset dispositions and other	78	6
Cash used in investing activities	(1,101)	(1,038)
Financing activities:
Proceeds from short-term borrowings	299	—
Principal payments on debt	(2)	(12)
Proceeds from stock issuances	25	150
Dividends paid	(173)	(134)
Purchase of treasury stock	(625)	(86)
Other	4	(6)
Cash used in financing activities	(472)	(88)
Effect of exchange rate changes on cash	(24)	70
Net decrease in cash and cash equivalents	$(896)	$(466)
Cash and cash equivalents at the end of period	$2,369	$3,503

Cash flows from operating activities increased $111 million in the first quarter of 2019 primarily due to higher net income, including as a result of recovery from the NotPetya cyberattack, partially offset by increased variable compensation payments. Capital expenditures increased during the first quarter of 2019 primarily due to aircraft and related equipment purchases at FedEx Express, increased spending on information technology at FedEx Services and increased vehicle purchases at FedEx Freight and FedEx Express, partially offset by lower spending on network expansion projects at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during the first quarters of 2019 and 2018.

During the first quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. As of August 31, 2018, we had $300 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the first quarter of 2019, we repurchased 2.6 million shares of FedEx common stock at an average price of $238.95 per share for a total of $625 million. As of August 31, 2018, 9.1 million shares remained under the current share repurchase authorization. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles, technology, facilities, and package- handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

			Percent Change
			2018/2017
	Three Months Ended		Three Months
	2018	2017	Ended
Aircraft and related equipment	$472	$410	15
Package handling and ground support equipment	193	197	(2)
Vehicles	160	122	31
Information technology	175	126	39
Facilities and other	179	189	(5)
Total capital expenditures	$1,179	$1,044	13
FedEx Express segment	$760	$581	31
FedEx Ground segment	176	306	(42)
FedEx Freight segment	90	28	221
FedEx Services segment	142	107	33
Other	11	22	(50)
Total capital expenditures	$1,179	$1,044	13

Capital expenditures increased during the first quarter of 2019 primarily due to aircraft and related equipment purchases at FedEx Express, which included the delivery of one Boeing 777 Freighter (“B777F”) aircraft and five Boeing 767-300 Freighter (“B767F”) aircraft, increased spending on information technology at FedEx Services and increased vehicle purchases at FedEx Freight and FedEx Express, partially offset by lower spending on network expansion projects at FedEx Ground.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at August 31, 2018 includes $1.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.6 billion in 2019, and include spending for aircraft modernization at FedEx Express, spending on facilities and sort equipment, primarily at FedEx Express and FedEx Ground, and spending for TNT Express integration-related investments. We invested $0.5 billion in aircraft and related equipment in the first quarter of 2019 and expect to invest an additional $1.3 billion for aircraft and related equipment during the remainder of 2019. In addition, over the next several years, we will be investing approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1 billion to modernize the FedEx Express Memphis World Hub. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2019. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

During the quarter, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

One B777F aircraft and five B767F aircraft were delivered during the quarter. FedEx Express now has a total of 23 firm orders for B777F aircraft scheduled for delivery during the remainder of 2019 through 2025 and a total of 64 firm orders for B767F aircraft for delivery during the remainder of 2019 through 2023. Six of the B777F orders and five of the B767F orders are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA (the RLA condition was removed from three previously ordered B777F aircraft).

During the quarter, FedEx Express also acquired options to purchase an additional 14 B777F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled. As a result, FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028. FedEx Express also acquired options to purchase an additional six B767F aircraft. As a result, FedEx Express now has options to purchase a total of 50 B767F aircraft for delivery through 2026.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a five-year $2.0 billion revolving credit facility that expires in November 2020. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of our revolving credit facility.

For the remainder of 2019, we anticipate making additional voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”), although at a much lower level than in 2018. We do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. During the first quarter of 2019, we made voluntary contributions totaling $250 million to our U.S. Pension Plans. In September 2018, we made additional voluntary contributions to our U.S. Pension Plans of $250 million. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2018. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at August 31, 2018. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2019 (1)	2020	2021	2022	2023	Thereafter	Total
Operating activities:
Operating leases	$1,930	$2,222	$1,999	$1,800	$1,586	$8,367	$17,904
Non-capital purchase obligations and other	807	809	579	384	287	2,840	5,706
Interest on long-term debt	411	541	529	529	522	9,348	11,880
Quarterly contributions to our U.S. Pension Plans	—	—	—	—	—	—	—
Investing activities:
Aircraft and related capital commitments	1,271	1,941	2,211	1,812	1,514	672	9,421
Other capital purchase obligations	26	27	25	23	23	6	130
Financing activities:
Debt	1,335	983	—	—	1,624	12,745	16,687
Total	$5,780	$6,523	$5,343	$4,548	$5,556	$33,978	$61,728

(1)	Cash obligations for the remainder of 2019.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements.

See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information on such purchase orders.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at August 31, 2018.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($99 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($56 million) is excluded from the table.

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

We had $992 million in deposits and progress payments as of August 31, 2018 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2018, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Fuel,” “Income Taxes,” “Outlook,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Income Taxes,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	a significant data breach or other disruption to our technology infrastructure, which could adversely affect our reputation, business or results of operations;

•	anti-trade measures and changes in international trade policies;

•	our ability to integrate successfully the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost;

•	damage to our reputation or loss of brand equity;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenues and market share;

•

any impacts on our businesses resulting from evolving or new domestic or international government regulations, laws, and policies, which could be unfavorable to our business, including regulatory actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention, labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•	future guidance, regulations, interpretations, or challenges to our tax positions relating to the TCJA and our ability to realize the benefits of certain provisions of the TCJA;

•

our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets;

•	our ability to achieve the FedEx Express profit improvement goal by the end of 2020;

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

•

adverse weather or localized disasters in key geographic areas, such as earthquakes, volcanoes, wildfires, hurricanes, conflicts or unrest, or terrorist attacks, which can disrupt our electrical service, damage our property, disrupt our operations, increase our fuel costs and adversely impact demand for our services;

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

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;

•

any liability resulting from and the costs of defending against class-action litigation, such as wage-and-hour, joint employment, and discrimination and retaliation claims, and any other legal or governmental proceedings;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the union elected in 2015 to represent drivers at a FedEx Freight, Inc. facility;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2018, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2019, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2018, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions relating to the Tax Cuts and Jobs Act. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liability. In December 2017, the United States government enacted comprehensive tax legislation through the Tax Cuts and Jobs Act (“TCJA”), which significantly changed the U.S. corporate income tax system. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced.

The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we continue our ongoing analysis of the TCJA and its related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may be required to make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. For example, on August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these proposed regulations is inconsistent with our interpretation that led to the recognition of a $225 million, or $0.94 per diluted share, benefit in fiscal 2018 (the “2018 Benefit”). This proposed guidance is not authoritative and is subject to change in the regulatory review process. However, if the proposed guidance is included in the final regulations as drafted, we may be required to reverse the 2018 Benefit in the quarter the regulations become final. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. State and foreign governments may also enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1-30, 2018	445,000	$249.29	445,000	11,292,200
July 1-31, 2018	1,370,000	231.85	1,370,000	9,922,200
Aug. 1-31, 2018	800,000	245.35	800,000	9,122,200
Total	2,615,000	$238.95	2,615,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 14, 2018, 8.8 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

10.1

Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated June 29, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated August 1, 2018 (but effective as of June 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and FedEx Express. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

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

FEDEX CORPORATION

Date: September 17, 2018	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER