Form 10-Q
period 2018-11-30
FEDEX CORP
filed 2018-12-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 14, 2018
Common Stock, par value $0.10 per share	261,043,625

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2018 and May 31, 2018	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2018 and 2017	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2018 and 2017	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2018 and 2017	7
Notes to Condensed Consolidated Financial Statements	8
Report of Independent Registered Public Accounting Firm	28
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	53
ITEM 4. Controls and Procedures	53

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	54
ITEM 1A. Risk Factors	54
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	55
ITEM 6. Exhibits	56
Signature	58

Exhibit 4.1 Exhibit 4.2 Exhibit 4.3 Exhibit 4.4 Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7 Exhibit 10.8
Exhibit 10.9 Exhibit 10.10 Exhibit 10.11 Exhibit 10.12 Exhibit 10.13
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2018 (Unaudited)	May 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,123	$3,265
Receivables, less allowances of $308 and $401	9,573	8,481
Spare parts, supplies and fuel, less allowances of $276 and $268	522	525
Prepaid expenses and other	1,220	1,070
Total current assets	13,438	13,341
PROPERTY AND EQUIPMENT, AT COST	57,501	55,121
Less accumulated depreciation and amortization	28,114	26,967
Net property and equipment	29,387	28,154
OTHER LONG-TERM ASSETS
Goodwill	6,908	6,973
Other assets	3,556	3,862
Total other long-term assets	10,464	10,835
	$53,289	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2018 (Unaudited)	May 31, 2018
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$250	$—
Current portion of long-term debt	642	1,342
Accrued salaries and employee benefits	1,850	2,177
Accounts payable	3,400	2,977
Accrued expenses	3,354	3,131
Total current liabilities	9,496	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	16,399	15,243
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,253	2,867
Pension, postretirement healthcare and other benefit obligations	1,735	2,187
Self-insurance accruals	1,844	1,784
Deferred lease obligations	605	551
Deferred gains, principally related to aircraft transactions	137	121
Other liabilities	526	534
Total other long-term liabilities	8,100	8,044
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2018 and May 31, 2018	32	32
Additional paid-in capital	3,185	3,117
Retained earnings	26,080	24,823
Accumulated other comprehensive loss	(817)	(578)
Treasury stock, at cost	(9,186)	(7,978)
Total common stockholders’ investment	19,294	19,416
	$53,289	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
		As Adjusted		As Adjusted
REVENUES	$17,824	$16,313	$34,876	$31,610
OPERATING EXPENSES:
Salaries and employee benefits	6,260	5,889	12,520	11,553
Purchased transportation	4,346	3,840	8,313	7,285
Rentals and landing fees	836	835	1,659	1,653
Depreciation and amortization	828	756	1,636	1,507
Fuel	1,052	818	2,038	1,521
Maintenance and repairs	751	665	1,486	1,340
Other	2,583	2,395	4,985	4,665
	16,656	15,198	32,637	29,524
OPERATING INCOME	1,168	1,115	2,239	2,086
OTHER INCOME (EXPENSE):
Interest, net	(129)	(124)	(241)	(238)
Other retirement plans income	158	147	316	293
Other, net	(20)	1	(36)	(20)
	9	24	39	35
INCOME BEFORE INCOME TAXES	1,177	1,139	2,278	2,121
PROVISION FOR INCOME TAXES	242	364	508	750
NET INCOME	$935	$775	$1,770	$1,371
EARNINGS PER COMMON SHARE:
Basic	$3.56	$2.89	$6.71	$5.12
Diluted	$3.51	$2.84	$6.60	$5.03
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.50	$1.95	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
NET INCOME	$935	$775	$1,770	$1,371
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $7 and $31 in 2018 and tax benefit of $7 and tax expense of $18 in 2017	(31)	(90)	(193)	19
Amortization of prior service credit, net of tax benefit of $7 and $14 in 2018 and tax benefit of $11 and $22 in 2017	(23)	(19)	(46)	(38)
	(54)	(109)	(239)	(19)
COMPREHENSIVE INCOME	$881	$666	$1,531	$1,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2018	2017
Operating Activities:
Net income	$1,770	$1,371
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,636	1,507
Provision for uncollectible accounts	160	116
Stock-based compensation	108	103
Deferred income taxes and other noncash items	236	327
Changes in assets and liabilities:
Receivables	(1,343)	(983)
Other assets	(111)	(338)
Accounts payable and other liabilities	(227)	(564)
Other, net	(50)	(41)
Cash provided by operating activities	2,179	1,498
Investing Activities:
Capital expenditures	(2,634)	(2,621)
Business acquisitions, net of cash acquired	—	(44)
Proceeds from asset dispositions and other	53	12
Cash used in investing activities	(2,581)	(2,653)
Financing Activities:
Proceeds from short-term borrowings	248	250
Proceeds from debt issuances	1,233	—
Principal payments on debt	(785)	(28)
Proceeds from stock issuances	45	205
Dividends paid	(173)	(268)
Purchase of treasury stock	(1,271)	(270)
Other, net	1	3
Cash used in financing activities	(702)	(108)
Effect of exchange rate changes on cash	(38)	62
Net decrease in cash and cash equivalents	(1,142)	(1,201)
Cash and cash equivalents at beginning of period	3,265	3,969
Cash and cash equivalents at end of period	$2,123	$2,768

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2018, and the results of our operations for the three- and six-month periods ended November 30, 2018 and 2017 and cash flows for the six-month periods ended November 30, 2018 and 2017. Operating results for the three- and six-month periods ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

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

We sell customized customer-specific solutions, such as logistics, through which we provide the service of integrating a complex set of tasks and components into a single capability (even if that single capability results in the delivery of multiple units). Therefore, the entire contract is accounted for as one performance obligation. In these cases, we typically use the expected cost plus a margin approach to estimate the stand-alone selling price of each performance obligation.

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

Gross contract assets related to in-transit packages totaled $600 million and $542 million at November 30, 2018 and May 31, 2018, respectively. Contract assets net of deferred unearned revenue were $423 million and $363 million at November 30, 2018 and May 31, 2018, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $13 million at November 30, 2018 and May 31, 2018, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Our contract logistics, global trade services and certain transportation businesses engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions and taxes and duties.

Certain of our revenue-producing transactions are subject to taxes, such as sales tax, assessed by governmental authorities. We present these revenues net of tax. Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (e.g., every 15 days, 30 days, 45 days, etc.) for shipments included on invoices received. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our revenue contracts with customers.

Disaggregation of Revenue

The following table provides revenue by service type (dollars in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2018	2017	2018	2017
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,948	$1,787	$3,834	$3,537
U.S. overnight envelope	444	432	912	882
U.S. deferred	1,060	922	2,012	1,800
Total U.S. domestic package revenue	3,452	3,141	6,758	6,219
International priority	1,896	1,865	3,770	3,628
International economy	885	815	1,735	1,585
Total international export package revenue	2,781	2,680	5,505	5,213
International domestic(1)	1,203	1,228	2,334	2,284
Total package revenue	7,436	7,049	14,597	13,716
Freight:
U.S.	792	688	1,522	1,301
International priority	564	541	1,097	995
International economy	554	481	1,073	862
International airfreight	83	100	168	183
Total freight revenue	1,993	1,810	3,860	3,341
Other	175	217	369	419
Total FedEx Express segment	9,604	9,076	18,826	17,476
FedEx Ground segment	5,142	4,525	9,941	8,770
FedEx Freight segment	1,918	1,673	3,877	3,337
FedEx Services segment	429	416	846	816
FedEx Trade Networks operating segment	966	834	1,850	1,633
Eliminations	(235)	(211)	(464)	(422)
	$17,824	$16,313	$34,876	$31,610

(1)	International domestic revenues relate to our intra-country operations.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain,” formerly GENCO Distribution System, Inc.) in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2018 and $108 million for the six-month period ended November 30, 2018. Our stock-based compensation expense was $41 million for the three-month period ended November 30, 2017 and $103 million for the six-month period ended November 30, 2017. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

During the second quarter of 2019, we revised the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability due to the corporate tax rate reduction under the TCJA. As a result, we recognized $4 million of tax expense resulting in a decrease to the $1.15 billion provisional benefit recorded in 2018. No other change to the provisional amounts recorded at May 31, 2018 has been recorded. We will continue to adjust provisional amounts for the impacts of the TCJA as more information and further guidance becomes available during the measurement period, which ends December 22, 2018.

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

The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU 2017-07 (in millions):

	Three Months Ended November 30, 2017			Six Months Ended November 30, 2017
	Reported	Effect of Adoption of ASU 2017-07	As Adjusted	Reported	Effect of Adoption of ASU 2017-07	As Adjusted
Revenue	$16,313	$—	$16,313	$31,610	$—	$31,610
Operating Income	1,262	(147)	1,115	2,379	(293)	2,086
Other Income (Expense), net	(123)	147	24	(258)	293	35
Net Income	775	—	775	1,371	—	1,371

New Accounting Standards and Accounting Standards Not Yet Adopted

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. Based on our lease portfolio, we currently anticipate recognizing a lease liability and related right-of-use asset on our balance sheet of approximately $13 billion, with an immaterial impact on our income statement compared to the current lease accounting model. However, the ultimate impact of the standard will depend on our lease portfolio as of the adoption date. We are currently accumulating all of the necessary information required to properly account for the leases under the new standard. Additionally, we are implementing an enterprise-wide lease management system to assist in the accounting and are evaluating additional changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements. These changes will be effective June 1, 2019 (fiscal 2020).

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

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-15) that reduces the complexity for accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. These changes will be effective June 1, 2020 (fiscal 2021). We are assessing the impact of this new standard on our consolidated financial statements and related disclosures.

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

During the second quarter of 2019, we repurchased 2.8 million shares of FedEx common stock at an average price of $228.35 per share for a total of $646 million. During the first half of 2019, we purchased 5.4 million shares of FedEx common stock at an average price of $233.44 per share for a total of $1.3 billion. As of November 30, 2018, 6.3 million shares remained under the current share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On November 16, 2018, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on January 2, 2019 to stockholders of record as of the close of business on December 10, 2018. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

(2) Accumulated Other Comprehensive Income (Loss)

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Foreign currency translation loss:
Balance at beginning of period	$(921)	$(576)	$(759)	$(685)
Translation adjustments	(31)	(90)	(193)	19
Balance at end of period	(952)	(666)	(952)	(666)
Retirement plans adjustments:
Balance at beginning of period	158	251	181	270
Reclassifications from AOCI	(23)	(19)	(46)	(38)
Balance at end of period	135	232	135	232
Accumulated other comprehensive (loss) at end of period	$(817)	$(434)	$(817)	$(434)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Amortization of retirement plans prior service credits, before tax	$30	$30	$60	$60	Salaries and employee benefits
Income tax benefit	(7)	(11)	(14)	(22)	Provision for income taxes
AOCI reclassifications, net of tax	$23	$19	$46	$38	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the second quarter of 2019, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 4.20% fixed-rate notes due in October 2028, and $850 million of 4.95% fixed-rate notes due in October 2048. Interest on these notes is paid semi-annually. We used the net proceeds to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, and for general corporate purposes.

We have a five-year $2.0 billion revolving credit facility that expires in November 2020.  The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash retirement plans mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.1 to 1.0 at November 30, 2018. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with this financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs.

During the second quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. The maximum amount outstanding during the quarter was $600 million. Our commercial paper program is backed by unused commitments under the revolving credit facility and borrowings under the program reduce the amount available under the credit facility. As of November 30, 2018, $250 million of commercial paper and $54 million in letters of credit were outstanding, leaving $1.696 billion available under the revolving credit facility for future borrowings.

Long-term debt, exclusive of capital leases, had carrying values of $16.9 billion at November 30, 2018 and $16.5 billion at May 31, 2018, compared with estimated fair values of $16.2 billion at November 30, 2018 and $16.6 billion at May 31, 2018. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2018. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Basic earnings per common share:
Net earnings allocable to common shares(1)	$933	$774	$1,768	$1,369
Weighted-average common shares	262	268	263	268
Basic earnings per common share	$3.56	$2.89	$6.71	$5.12
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$933	$774	$1,768	$1,369
Weighted-average common shares	262	268	263	268
Dilutive effect of share-based awards	4	4	5	4
Weighted-average diluted shares	266	272	268	272
Diluted earnings per common share	$3.51	$2.84	$6.60	$5.03
Anti-dilutive options excluded from diluted earnings per common share	4.0	2.9	3.8	3.0

(1)Net earnings available to participating securities were immaterial in all periods presented.

(5) Income Taxes

Our effective tax rate was 20.6% for the second quarter and 22.3% for the first half of 2019, compared with 32.0% for the second quarter and 35.4% for the first half of 2018. The 2019 tax rate was favorably impacted by the TCJA, which resulted in benefits of approximately $150 million and $285 million during the second quarter and first half of 2019, respectively, primarily from the lower statutory tax rate on fiscal 2019 earnings. The 2019 tax rates were also favorably impacted by a tax benefit of approximately $60 million from accelerated deductions to be claimed on FedEx’s 2018 U.S. income tax return. The 2018 tax rate benefited from foreign tax credits associated with a dividend paid from our foreign operations and tax benefits from share-based payments. The 2018 tax rate was negatively impacted by costs incurred in connection with the integration of the foreign operations of FedEx Express and TNT Express B.V. (“TNT Express”), the effects of the NotPetya cyberattack on lower taxed foreign earnings and changes in uncertain tax positions.

On August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these proposed regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). Notwithstanding this inconsistency, we are confident in our interpretation and intend to defend this position through litigation, if necessary. This proposed guidance is not authoritative and is subject to change in the regulatory review process. However, if the proposed guidance is included in the final regulations as drafted or we are ultimately unsuccessful in defending our position, we may be required to reverse the 2018 Benefit.

The U.S. Treasury Department has also released proposed regulations related to the business interest expense limitations, foreign tax credit guidance, base-erosion and anti-abuse tax provisions of the TCJA. This proposed guidance is not authoritative and is subject to change in the regulatory review process. We continue to review these proposed regulations and consider their potential impact on our effective tax rate.

During the second quarter of 2019, we revised the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability due to the corporate tax rate reduction under the TCJA. As a result, we recognized $4 million of tax expense resulting in a decrease to the $1.15 billion provisional benefit recorded in 2018. No other change to the provisional amounts recorded at May 31, 2018 has been recorded. We will continue to adjust provisional amounts for the impacts of the TCJA as more information and further guidance becomes available during the measurement period, which ends December 22, 2018.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Defined benefit pension plans, net	$29	$37	$57	$74
Defined contribution plans	133	124	277	251
Postretirement healthcare plans	18	18	37	37
	$180	$179	$371	$362

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Service cost	$172	$170	$25	$23	$8	$9
Other retirement plans (income) expense:
Interest cost	238	278	12	13	10	9
Expected return on plan assets	(376)	(406)	(12)	(11)	—	—
Amortization of prior service credit and other	(30)	(29)	—	(1)	—	—
	(168)	(157)	—	1	10	9
	$4	$13	$25	$24	$18	$18

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2018	2017	2018	2017	2018	2017
Service cost	$344	$340	$49	$46	$17	$18
Other retirement plans (income) expense:
Interest cost	476	557	25	25	20	19
Expected return on plan assets	(753)	(812)	(24)	(22)	—	—
Amortization of prior service credit and other	(59)	(59)	(1)	(1)	—	—
	(336)	(314)	—	2	20	19
	$8	$26	$49	$48	$37	$37

Contributions to our tax-qualified U.S. domestic pension plans for the six-month periods ended November 30 were as follows (in millions):

	2018	2017
Required	$—	$268
Voluntary	500	482
	$500	$750

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Revenues:
FedEx Express segment	$9,604	$9,076	$18,826	$17,476
FedEx Ground segment	5,142	4,525	9,941	8,770
FedEx Freight segment	1,918	1,673	3,877	3,337
FedEx Services segment	429	416	846	816
Other and eliminations	731	623	1,386	1,211
	$17,824	$16,313	$34,876	$31,610
Operating income (loss):
FedEx Express segment	$620	$601	$987	$921
FedEx Ground segment	586	496	1,253	1,102
FedEx Freight segment	148	108	324	273
Corporate, other and eliminations	(186)	(90)	(325)	(210)
	$1,168	$1,115	$2,239	$2,086

(8) Commitments

As of November 30, 2018, our purchase commitments under various contracts for the remainder of 2019 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2019 (remainder)	$832	$572	$1,404
2020	1,987	767	2,754
2021	2,285	513	2,798
2022	1,867	367	2,234
2023	1,577	266	1,843
Thereafter	3,015	534	3,549
Total	$11,563	$3,019	$14,582

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2018, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and five Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of November 30, 2018, we had $1.0 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2018 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2019 (remainder)	-	-	7	2	9
2020	-	-	17	5	22
2021	12	5	18	2	37
2022	12	6	12	3	33
2023	12	6	6	4	28
Thereafter	14	13	-	6	33
Total	50	30	60	22	162

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at November 30, 2018 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2019 (remainder)	$281	$1,104	$1,385
2020	261	2,026	2,287
2021	203	1,858	2,061
2022	185	1,669	1,854
2023	127	1,499	1,626
Thereafter	48	8,465	8,513
Total	$1,105	$16,621	$17,726

Future minimum lease payments under capital leases were immaterial at November 30, 2018. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

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

On October 10, 2018, FedEx Ground and the City and State of New York reached an agreement in principle to settle the pending lawsuits arising from FedEx Ground’s and FedEx Freight’s alleged shipments of cigarettes to New York residents for $35.4 million. The settlement does not include any admission of liability by FedEx Ground or FedEx Freight. An accrual has been established for the amount of the settlement. Additionally, we have accrued $10.5 million for certain attorney’s fees in connection with this matter.

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

In May 2018, FedEx Trade Networks was informed that CBP was demanding additional payment for duty loss plus interest in connection with the claims for reduced-duty treatment. In June 2018, we submitted a response to CBP challenging the additional demand. In October 2018, FedEx Trade Networks received notice from CBP that is has dropped the additional demand and that the claims for reduced-duty treatment and duty-free treatment are fully resolved.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2018	2017
Cash payments for:
Interest (net of capitalized interest)	$308	$238
Income taxes	$220	$617
Income tax refunds received	(6)	(19)
Cash tax payments, net	$214	$598

(11) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $16.9 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$688	$187	$1,310	$(62)	$2,123
Receivables, less allowances	40	5,848	3,868	(183)	9,573
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	491	956	295	—	1,742
Total current assets	1,219	6,991	5,473	(245)	13,438
PROPERTY AND EQUIPMENT, AT COST	23	53,441	4,037	—	57,501
Less accumulated depreciation and amortization	17	26,166	1,931	—	28,114
Net property and equipment	6	27,275	2,106	—	29,387
INTERCOMPANY RECEIVABLE	845	1,628	—	(2,473)	—
GOODWILL	—	1,598	5,310	—	6,908
INVESTMENT IN SUBSIDIARIES	34,957	4,891	—	(39,848)	—
OTHER ASSETS	270	1,569	1,717	—	3,556
	$37,297	$43,952	$14,606	$(42,566)	$53,289
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$250	$—	$—	$—	$250
Current portion of long-term debt	567	69	6	—	642
Accrued salaries and employee benefits	49	1,192	609	—	1,850
Accounts payable	197	1,576	1,831	(204)	3,400
Accrued expenses	544	1,843	1,007	(40)	3,354
Total current liabilities	1,607	4,680	3,453	(244)	9,496
LONG-TERM DEBT, LESS CURRENT PORTION	16,101	287	11	—	16,399
INTERCOMPANY PAYABLE	—	—	2,473	(2,473)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	92	3,055	106	—	3,253
Other liabilities	203	3,643	1,002	(1)	4,847
Total other long-term liabilities	295	6,698	1,108	(1)	8,100
STOCKHOLDERS’ INVESTMENT	19,294	32,287	7,561	(39,848)	19,294
	$37,297	$43,952	$14,606	$(42,566)	$53,289

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,485	$257	$1,538	$(15)	$3,265
Receivables, less allowances	3	4,970	3,586	(78)	8,481
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	425	878	292	—	1,595
Total current assets	1,913	6,105	5,416	(93)	13,341
PROPERTY AND EQUIPMENT, AT COST	21	51,232	3,868	—	55,121
Less accumulated depreciation and amortization	17	25,111	1,839	—	26,967
Net property and equipment	4	26,121	2,029	—	28,154
INTERCOMPANY RECEIVABLE	1,487	924	—	(2,411)	—
GOODWILL	—	1,709	5,264	—	6,973
INVESTMENT IN SUBSIDIARIES	33,370	4,082	—	(37,452)	—
OTHER ASSETS	75	1,854	1,829	104	3,862
	$36,849	$40,795	$14,538	$(39,852)	$52,330
LIABILITIES AND STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,332	$1	$9	$—	$1,342
Accrued salaries and employee benefits	65	1,506	606	—	2,177
Accounts payable	16	1,332	1,719	(90)	2,977
Accrued expenses	460	1,778	896	(3)	3,131
Total current liabilities	1,873	4,617	3,230	(93)	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	13	—	15,243
INTERCOMPANY PAYABLE	—	—	2,411	(2,411)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,626	137	104	2,867
Other liabilities	619	3,432	1,126	—	5,177
Total other long-term liabilities	619	6,058	1,263	104	8,044
STOCKHOLDERS’ INVESTMENT	19,415	29,832	7,621	(37,452)	19,416
	$36,849	$40,795	$14,538	$(39,852)	$52,330

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,874	$5,050	$(100)	$17,824
OPERATING EXPENSES:
Salaries and employee benefits	34	4,797	1,429	—	6,260
Purchased transportation	—	2,650	1,731	(35)	4,346
Rentals and landing fees	1	640	196	(1)	836
Depreciation and amortization	—	709	119	—	828
Fuel	—	968	84	—	1,052
Maintenance and repairs	—	655	96	—	751
Intercompany charges, net	(152)	(149)	301	—	—
Other	117	1,675	863	(72)	2,583
	—	11,945	4,819	(108)	16,656
OPERATING INCOME	—	929	231	8	1,168
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	935	48	—	(983)	—
Interest, net	(180)	63	(12)	—	(129)
Other retirement plans income	—	155	3	—	158
Intercompany charges, net	162	(124)	(38)	—	—
Other, net	18	(22)	(7)	(9)	(20)
INCOME BEFORE INCOME TAXES	935	1,049	177	(984)	1,177
Provision for income taxes	—	217	25	—	242
NET INCOME	$935	$832	$152	$(984)	$935
COMPREHENSIVE INCOME	$912	$819	$133	$(983)	$881

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,044	$4,362	$(93)	$16,313
OPERATING EXPENSES:
Salaries and employee benefits	35	4,580	1,274	—	5,889
Purchased transportation	—	2,314	1,576	(50)	3,840
Rentals and landing fees	1	640	197	(3)	835
Depreciation and amortization	—	649	107	—	756
Fuel	—	746	72	—	818
Maintenance and repairs	—	584	81	—	665
Intercompany charges, net	(95)	1	94	—	—
Other	59	1,592	784	(40)	2,395
	—	11,106	4,185	(93)	15,198
OPERATING INCOME	—	938	177	—	1,115
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	775	40	—	(815)	—
Interest, net	(130)	11	(5)	—	(124)
Other retirement plans income	—	141	6	—	147
Intercompany charges, net	132	(70)	(62)	—	—
Other, net	(2)	(8)	11	—	1
INCOME BEFORE INCOME TAXES	775	1,052	127	(815)	1,139
Provision for income taxes	—	225	139	—	364
NET INCOME	$775	$827	$(12)	$(815)	$775
COMPREHENSIVE INCOME	$756	$817	$(92)	$(815)	$666

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$25,241	$9,837	$(202)	$34,876
OPERATING EXPENSES:
Salaries and employee benefits	82	9,580	2,858	—	12,520
Purchased transportation	—	5,032	3,364	(83)	8,313
Rentals and landing fees	3	1,271	388	(3)	1,659
Depreciation and amortization	—	1,402	234	—	1,636
Fuel	—	1,871	167	—	2,038
Maintenance and repairs	1	1,301	184	—	1,486
Intercompany charges, net	(264)	(375)	639	—	—
Other	178	3,221	1,711	(125)	4,985
	—	23,303	9,545	(211)	32,637
OPERATING INCOME	—	1,938	292	9	2,239
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,770	128	—	(1,898)	—
Interest, net	(338)	122	(25)	—	(241)
Other retirement plans income	—	311	5	—	316
Intercompany charges, net	304	(246)	(58)	—	—
Other, net	34	(76)	16	(10)	(36)
INCOME BEFORE INCOME TAXES	1,770	2,177	230	(1,899)	2,278
Provision for income taxes	—	432	76	—	508
NET INCOME	$1,770	$1,745	$154	$(1,899)	$1,770
COMPREHENSIVE INCOME	$1,730	$1,833	$(133)	$(1,899)	$1,531

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$23,611	$8,216	$(217)	$31,610
OPERATING EXPENSES:
Salaries and employee benefits	73	8,949	2,531	—	11,553
Purchased transportation	—	4,377	3,040	(132)	7,285
Rentals and landing fees	2	1,267	388	(4)	1,653
Depreciation and amortization	—	1,288	219	—	1,507
Fuel	—	1,383	138	—	1,521
Maintenance and repairs	—	1,186	154	—	1,340
Intercompany charges, net	(211)	115	96	—	—
Other	136	3,068	1,542	(81)	4,665
	—	21,633	8,108	(217)	29,524
OPERATING INCOME	—	1,978	108	—	2,086
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,371	37	—	(1,408)	—
Interest, net	(259)	24	(3)	—	(238)
Other retirement plans income	—	283	10	—	293
Intercompany charges, net	263	(140)	(123)	—	—
Other, net	(4)	(16)	—	—	(20)
INCOME BEFORE INCOME TAXES	1,371	2,166	(8)	(1,408)	2,121
Provision for income taxes	—	624	126	—	750
NET INCOME	$1,371	$1,542	$(134)	$(1,408)	$1,371
COMPREHENSIVE INCOME	$1,334	$1,536	$(110)	$(1,408)	$1,352

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$262	$1,631	$333	$(47)	$2,179
INVESTING ACTIVITIES
Capital expenditures	(2)	(2,337)	(295)	—	(2,634)
Proceeds from asset dispositions and other	(45)	83	15		53
CASH USED IN INVESTING ACTIVITIES	(47)	(2,254)	(280)	—	(2,581)
FINANCING ACTIVITIES
Proceeds from short-term borrowings	248	—	—	—	248
Net transfers from (to) Parent	(344)	350	(6)	—	—
Intercompany dividends	—	113	(113)	—	—
Proceeds from debt issuances	1,233	—	—	—	1,233
Principal payments on debt	(750)	(29)	(6)	—	(785)
Proceeds from stock issuances	45	—	—	—	45
Dividends paid	(173)	—	—	—	(173)
Purchase of treasury stock	(1,271)	—	—	—	(1,271)
Other, net	—	128	(127)	—	1
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,012)	562	(252)	—	(702)
Effect of exchange rate changes on cash	—	(9)	(29)	—	(38)
Net (decrease) increase in cash and cash equivalents	(797)	(70)	(228)	(47)	(1,142)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$688	$187	$1,310	$(62)	$2,123

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2017

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,959)	$3,504	$(66)	$19	$1,498
INVESTING ACTIVITIES
Capital expenditures	—	(2,474)	(147)	—	(2,621)
Business acquisitions, net of cash acquired	—	(44)	—	—	(44)
Proceeds from asset dispositions and other	—	12	—	—	12
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	—	(2,506)	(147)	—	(2,653)
FINANCING ACTIVITIES
Net transfers from (to) Parent	947	(1,019)	72	—	—
Payment on loan between subsidiaries	167	—	(167)	—	—
Proceeds from short-term borrowings	250	—	—	—	250
Principal payments on debt	—	(18)	(10)	—	(28)
Proceeds from stock issuances	205	—	—	—	205
Dividends paid	(268)	—	—	—	(268)
Purchase of treasury stock	(270)	—	—	—	(270)
Other, net	3	—	—	—	3
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,034	(1,037)	(105)	—	(108)
Effect of exchange rate changes on cash	—	56	6	—	62
Net (decrease) increase in cash and cash equivalents	(925)	17	(312)	19	(1,201)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$959	$342	$1,495	$(28)	$2,768

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of November 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended November 30, 2018 and November 30, 2017 and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2018 and November 30, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Memphis, Tennessee

December 18, 2018

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

Many of our operating expenses are directly impacted by revenue and volume levels. Accordingly, we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” predominantly includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), professional fees, insurance, uniforms and taxes and licenses.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues	$17,824	$16,313	9		$34,876	$31,610	10
Operating income (loss):
FedEx Express segment	620	601	3		987	921	7
FedEx Ground segment	586	496	18		1,253	1,102	14
FedEx Freight segment	148	108	37		324	273	19
Corporate, other and eliminations	(186)	(90)	(107)		(325)	(210)	(55)
Consolidated operating income	1,168	1,115	5		2,239	2,086	7
Operating margin:
FedEx Express segment	6.5%	6.6%	(10)	bp	5.2%	5.3%	(10)	bp
FedEx Ground segment	11.4%	11.0%	40	bp	12.6%	12.6%	—	bp
FedEx Freight segment	7.7%	6.5%	120	bp	8.4%	8.2%	20	bp
Consolidated operating margin	6.6%	6.8%	(20)	bp	6.4%	6.6%	(20)	bp
Consolidated net income	$935	$775	21		$1,770	$1,371	29
Diluted earnings per share	$3.51	$2.84	24		$6.60	$5.03	31

	Change in Revenue		Change in Operating Income
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$528	$1,350	$19	$66
FedEx Ground segment	617	1,171	90	151
FedEx Freight segment	245	540	40	51
FedEx Services segment	13	30	—	—
Corporate, other and eliminations	108	175	(96)	(115)
	$1,511	$3,266	$53	$153

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

Overview

The comparison of our second quarter and first half results between 2019 and 2018 is significantly affected by the direct and indirect effects at FedEx Express of the NotPetya cyberattack in June 2017. Our prior year results were negatively impacted by the NotPetya cyberattack by an estimated $100 million ($0.31 per diluted share) in the second quarter of 2018 and by an estimated $400 million ($1.10 per diluted share) in the first half of 2018, primarily from loss of revenue associated with decreased shipments in the TNT Express network, as well as incremental costs to restore information-technology systems. Additional information on the NotPetya cyberattack can be found in our Annual Report. During the second quarter of 2019, we purchased insurance coverage designed to address certain aspects of cyber risks.

Our consolidated operating income improved during the second quarter and first half of 2019 due to volume growth, increased yields and the favorable net impact of fuel at all of our transportation segments. In addition, lower variable incentive compensation accruals benefited our results in the second quarter of 2019. A change in product mix from FedEx Express international package volume to freight volume, which intensified during the second quarter of 2019, increased costs and negatively impacted operating margins in the second quarter and first half of 2019. In addition, growth in U.S. deferred package volumes at FedEx Express and higher operating costs in salaries and employee benefits and maintenance and repairs negatively impacted operating margins in the second quarter and first half of 2019. Furthermore, at FedEx Express, operating results were negatively impacted by increasing softness in international volumes during the quarter, as we saw a significant slowing of the Eurozone economy, as well as continued softness in economic conditions in Asia.

We accelerated the timing of our merit pay increases for certain of our hourly employees during late 2018 following the enactment of the Tax Cuts and Jobs Act (“TCJA”), ahead of the normal October 2018 timing. The impact of this expense timing difference negatively affected the year-over-year comparison of the first half of 2019 results by approximately $75 million ($58 million, net of tax, or $0.21 per diluted share).

We recognized an income tax benefit of approximately $150 million ($0.56 per diluted share) and $285 million ($1.06 per diluted share) during the second quarter and first half of 2019, respectively, primarily related to a lower statutory income tax rate on fiscal 2019 earnings as a result of the enactment of the TCJA. In addition, our prior year results included a tax benefit of approximately $80 million ($0.29 per diluted share) recognized in the second quarter of 2018 attributable to foreign tax credits associated with a dividend paid from our foreign operations. See the “Income Taxes” section below for further information.

We incurred TNT Express integration expenses totaling $114 million ($90 million, net of tax, or $0.34 per diluted share) in the second quarter and $235 million ($188 million, net of tax, or $0.70 per diluted share) in the first half of 2019, an $8 million decrease from the second quarter and $1 million increase from the first half of 2018. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, advertising expenses and travel, and include any restructuring charges at TNT Express. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Our second quarter and first half of 2019 results include $46 million ($46 million, net of tax, or $0.17 per diluted share) of charges related to certain expected losses and professional fees in connection with an agreement in principle to settle a litigation matter involving FedEx Ground. These items are included in “Corporate, other and eliminations.” See Note 9 of the accompanying unaudited condensed consolidated financial statements for further discussion.

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

Revenue

Revenues increased 9% in the second quarter and 10% in the first half of 2019 due to higher volumes and increased yields at all of our transportation segments. Revenues at FedEx Express increased 6% in the second quarter and 8% in the first half of 2019 primarily due to international package and freight volume recovery from the NotPetya cyberattack and U.S. domestic package volume growth. However, we experienced a deceleration in international package volume growth during the quarter at FedEx Express, as we saw a significant slowing of the Eurozone economy, as well as continued softness in economic conditions in Asia. At FedEx Ground, revenues increased 14% in the second quarter and 13% in the first half of 2019 due to volume growth and increased yields. FedEx Freight revenues increased 15% in the second quarter and 16% in the first half of 2019 due to higher revenue per shipment and average daily shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in the second quarter and first half of 2019.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	$6,260	$5,889	$12,520	$11,553
Purchased transportation	4,346	3,840	8,313	7,285
Rentals and landing fees	836	835	1,659	1,653
Depreciation and amortization	828	756	1,636	1,507
Fuel	1,052	818	2,038	1,521
Maintenance and repairs	751	665	1,486	1,340
Other	2,583	2,395	4,985	4,665
Total operating expenses	$16,656	$15,198	$32,637	$29,524
Operating income	$1,168	$1,115	$2,239	$2,086

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	35.1%	36.1%	35.9%	36.5%
Purchased transportation	24.4	23.6	23.8	23.1
Rentals and landing fees	4.7	5.1	4.8	5.2
Depreciation and amortization	4.6	4.6	4.7	4.8
Fuel	5.9	5.0	5.8	4.8
Maintenance and repairs	4.2	4.1	4.3	4.2
Other	14.5	14.7	14.3	14.8
Total operating expenses	93.4	93.2	93.6	93.4
Operating margin	6.6%	6.8%	6.4%	6.6%

Operating margin declined in the second quarter due to a change in product mix from FedEx Express international package volume to freight volume. In addition, growth in U.S. deferred package volumes and higher operating costs in salaries and employee benefits and maintenance and repairs at FedEx Express contributed to the operating margin decline in the second quarter and first half of 2019. Furthermore, our results were negatively impacted by increasing softness in international volumes during the quarter at FedEx Express, as we saw a significant slowing of the Eurozone economy, as well as continued softness in economic conditions in Asia.

Purchased transportation costs increased 13% in the second quarter and 14% in the first half of 2019 primarily due to higher volumes at all of our transportation segments, as well as increased rates, including fuel costs at FedEx Ground and FedEx Freight. Salaries and employee benefits expense increased 6% in the second quarter and 8% in the first half of 2019 primarily due to merit increases, including the impact of accelerated merit increases, and higher staffing to support volume growth at all of our transportation segments. Lower variable incentive compensation accruals partially offset these higher expenses in the second quarter of 2019. Maintenance and repairs expense increased 13% in the second quarter and 11% in the first half of 2019 primarily due to the timing of aircraft engine maintenance events at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense increased 29% in the second quarter and 34% in the first half of 2019 primarily due to increased fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarters of 2019 and 2018 in the accompanying discussion of each of our transportation segments.

Most of our fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks.

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

The net impact of fuel had a significant benefit to operating income in the second quarter and first half of 2019 as higher fuel surcharges more than offset increased fuel prices.

The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. In addition, our purchased transportation expense may be impacted by fuel costs. While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price and extra service charges we obtain for these services and the level of pricing discounts offered.

Income Taxes

Our effective tax rate was 20.6% for the second quarter and 22.3% for the first half of 2019, compared with 32.0% for the second quarter and 35.4% for the first half of 2018. The 2019 tax rate was favorably impacted by the TCJA, which resulted in benefits of approximately $150 million and $285 million during the second quarter and first half of 2019, respectively, primarily from the lower statutory tax rate on fiscal 2019 earnings. The 2019 tax rates were also favorably impacted by a tax benefit of approximately $60 million from accelerated deductions to be claimed on FedEx’s 2018 U.S. income tax return. The 2018 tax rate benefited from foreign tax credits associated with a dividend paid from our foreign operations and tax benefits from share-based payments. The 2018 tax rate was negatively impacted by costs incurred in connection with the integration of the foreign operations of FedEx Express and TNT Express, the effects of the NotPetya cyberattack on lower taxed foreign earnings and changes in uncertain tax positions.

On August 1, 2018, the U.S. Treasury Department released proposed regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these proposed regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). Notwithstanding this inconsistency, we are confident in our interpretation and intend to defend this position through litigation, if necessary. This proposed guidance is not authoritative and is subject to change in the regulatory review process. However, if the proposed guidance is included in the final regulations as drafted or we are ultimately unsuccessful in defending our position, we may be required to reverse the 2018 Benefit.

The U.S. Treasury Department has also released proposed regulations related to the business interest expense limitations, foreign tax credit guidance, base-erosion and anti-abuse tax provisions of the TCJA. This proposed guidance is not authoritative and is subject to change in the regulatory review process. We continue to review these proposed regulations and consider their potential impact on our effective tax rate.

During the second quarter of 2019, we revised the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability due to the corporate tax rate reduction under the TCJA. As a result, we recognized $4 million of tax expense resulting in a decrease to the $1.15 billion provisional benefit recorded in 2018. No other change to the provisional amounts recorded at May 31, 2018 has been recorded. We will continue to adjust provisional amounts for the impacts of the TCJA as more information and further guidance becomes available during the measurement period, which ends December 22, 2018.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. As of November 30, 2018, there were no material changes to our liabilities for unrecognized tax benefits subsequent to May 31, 2018.

Outlook

We expect volume growth at all of our transportation segments to support revenue and earnings growth in the second half of 2019, prior to any mark-to-market retirement plans adjustment and costs associated with a new voluntary employee buyout program (discussed below).

Our expectations for earnings growth in 2019 are dependent on key external factors, including fuel prices, moderate U.S. domestic economic growth and no further weakening in international economic conditions from our current forecast.

During the first half of 2019, we experienced an accelerating shift in service mix at FedEx Express from international package volume to freight volume, which intensified during the second quarter and increased costs and negatively impacted operating margin. In addition, growth in U.S. deferred package volumes and higher operating costs in our FedEx Express operations negatively impacted margins during the first half of 2019. Furthermore, during the second quarter of 2019, we experienced declining trends in revenue growth in our international operations, particularly in Europe and Asia. Absent significant improvements in international economic conditions, including a more stable trade environment, we expect these trends to continue for the remainder of our fiscal year. As a response to these trends, we have implemented new cost-reduction actions (as described below); however, the benefits of some of these actions will not be fully realized immediately.

While we still believe that we will realize the benefits that we expected when we acquired TNT Express, reductions in base business levels largely due to increasing international economic weakness during the second quarter, which is expected to continue, and a change in service mix following the NotPetya cyberattack in 2018 will delay the realization of those benefits past 2020. As a consequence, our operating profit improvement goal for our FedEx Express segment of $1.2 billion to $1.5 billion from 2017 will not be realized in 2020.

In response to current business and economic conditions, we have implemented cost controls over discretionary spending at FedEx Express and FedEx Services for the remainder of 2019, and we are making adjustments to our global air network to reduce capacity. We will also offer voluntary buyout incentives to certain U.S.-based employees as part of our ongoing efforts to improve efficiencies and reduce costs. It is anticipated that the vast majority of employees eligible for these incentives will be staff employees at FedEx Express and FedEx Services. Similar programs are being considered for employees in our international regions.

The U.S.-based employee voluntary buyout program will include voluntary severance payments to be calculated based on four weeks of gross base salary for every year of FedEx service up to a maximum payment of two years of pay and funding to healthcare reimbursement accounts. These incentives will not include any changes to retirement eligibility or payments. However, employees who are eligible for this program and are also eligible to retire may elect to accept the buyout and retire.

Costs of the benefits to be provided under the voluntary program will be recognized in the period that eligible employees accept their offers, which is expected to be predominantly in the fourth quarter of 2019 for the U.S.-based program. We expect the pre-tax cost of the U.S.-based program to range from $450 million to $575 million in pre-tax cash expenditures, but actual costs will depend on employee acceptance rates. We expect savings from the U.S.-based program to be between $225 million to $275 million on an annualized basis beginning in 2020.

During the remainder of 2019, we will continue to execute our TNT Express integration plans and will be focused on integrating the largest and most complex countries, which include the largest workforces and facilities. We continue to expect the aggregate integration program expense, including restructuring charges at TNT Express, through 2020 to be approximately $1.5 billion and expect to incur approximately $450 million of these costs during 2019. However, based on the timing of the completion of integration activities and any international voluntary employee buyout program, we may incur additional integration costs after 2020. The timing and amount of integration expenses and capital investments in any future period may change as we continue to execute the integration of TNT Express.

At FedEx Ground and FedEx Freight, we will continue executing operational improvement programs for the remainder of 2019 that are designed to increase operational efficiency and safety, enhance service offerings to our customers and reduce our cost structure. FedEx Ground is once again running six- and seven-day operations through the holiday season, and will continue six-day operations throughout its U.S. network year-round to serve the rapidly growing demand for e-commerce services.

Other Outlook Matters. For details on key 2019 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of November 30, 2018, over two-thirds of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

Also included in corporate and other is the FedEx Trade Networks operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc.; integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”); time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc. (“FedEx Forward Depots”). In the second quarter and first half of 2019, the operating loss increase in “Corporate, other and eliminations” was driven primarily by the litigation matter at FedEx Ground (discussed above), operating losses at FedEx Supply Chain, the inclusion of FedEx Forward Depots following the realignment of FedEx Trade Networks in the fourth quarter of 2018 and lower transportation volumes due to weakness in the international economy.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred and economy services, which provide delivery on a time-definite or day-definite basis. Prior year amounts have been revised to conform to the current year presentation, including revised statistical information. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues:
Package:
U.S. overnight box	$1,948	$1,787	9		$3,834	$3,537	8
U.S. overnight envelope	444	432	3		912	882	3
U.S. deferred	1,060	922	15		2,012	1,800	12
Total U.S. domestic package revenue	3,452	3,141	10		6,758	6,219	9
International priority	1,896	1,865	2		3,770	3,628	4
International economy	885	815	9		1,735	1,585	9
Total international export package revenue	2,781	2,680	4		5,505	5,213	6
International domestic(1)	1,203	1,228	(2)		2,334	2,284	2
Total package revenue	7,436	7,049	5		14,597	13,716	6
Freight:
U.S.	792	688	15		1,522	1,301	17
International priority	564	541	4		1,097	995	10
International economy	554	481	15		1,073	862	24
International airfreight	83	100	(17)		168	183	(8)
Total freight revenue	1,993	1,810	10		3,860	3,341	16
Other	175	217	(19)		369	419	(12)
Total revenues	9,604	9,076	6		18,826	17,476	8
Operating expenses:
Salaries and employee benefits	3,441	3,339	3		6,914	6,553	6
Purchased transportation	1,354	1,304	4		2,661	2,488	7
Rentals and landing fees	474	492	(4)		944	976	(3)
Depreciation and amortization	449	410	10		885	825	7
Fuel	899	703	28		1,744	1,306	34
Maintenance and repairs	514	445	16		1,016	904	12
Intercompany charges	527	514	3		1,066	1,011	5
Other	1,326	1,268	5		2,609	2,492	5
Total operating expenses	8,984	8,475	6		17,839	16,555	8
Operating income	$620	$601	3		$987	$921	7
Operating margin	6.5%	6.6%	(10)	bp	5.2%	5.3%	(10)	bp

(1)	International domestic revenues relate to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	35.8%	36.8%	36.7%	37.5%
Purchased transportation	14.1	14.4	14.1	14.2
Rentals and landing fees	4.9	5.4	5.0	5.6
Depreciation and amortization	4.7	4.5	4.7	4.7
Fuel	9.4	7.7	9.3	7.5
Maintenance and repairs	5.4	4.9	5.4	5.2
Intercompany charges	5.4	5.7	5.7	5.8
Other	13.8	14.0	13.9	14.2
Total operating expenses	93.5	93.4	94.8	94.7
Operating margin	6.5%	6.6%	5.2%	5.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2018	2017	Change	2018	2017	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,308	1,248	5	1,269	1,217	4
U.S. overnight envelope	532	547	(3)	541	552	(2)
U.S. deferred	1,082	938	15	998	907	10
Total U.S. domestic ADV	2,922	2,733	7	2,808	2,676	5
International priority	555	552	1	540	530	2
International economy	302	277	9	289	264	9
Total international export ADV	857	829	3	829	794	4
International domestic(1)	2,670	2,706	(1)	2,530	2,475	2
Total ADV	6,449	6,268	3	6,167	5,945	4
Revenue per package (yield):
U.S. overnight box	$23.63	$22.73	4	$23.60	$22.70	4
U.S. overnight envelope	13.24	12.53	6	13.16	12.48	5
U.S. deferred	15.54	15.58	—	15.75	15.51	2
U.S. domestic composite	18.75	18.24	3	18.80	18.15	4
International priority	54.25	53.70	1	54.52	53.54	2
International economy	46.45	46.77	(1)	46.92	46.86	—
International export composite	51.50	51.38	—	51.87	51.32	1
International domestic(1)	7.15	7.20	(1)	7.21	7.21	—
Composite package yield	18.30	17.86	2	18.49	18.03	3
Freight Statistics
Average daily freight pounds:
U.S.	8,917	8,475	5	8,608	8,095	6
International priority	5,684	5,660	—	5,469	5,260	4
International economy	15,373	13,231	16	14,401	11,733	23
International airfreight	1,759	2,145	(18)	1,738	1,997	(13)
Total average daily freight pounds	31,733	29,511	8	30,216	27,085	12
Revenue per pound (yield):
U.S.	$1.41	$1.29	9	$1.38	$1.26	10
International priority	1.57	1.52	3	1.57	1.48	6
International economy	0.57	0.58	(2)	0.58	0.57	2
International airfreight	0.75	0.74	1	0.75	0.72	4
Composite freight yield	1.00	0.97	3	1.00	0.96	4

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 6% in the second quarter and 8% in the first half of 2019 primarily due to international package and freight volume recovery from the NotPetya cyberattack and U.S. domestic package volume growth. Higher fuel surcharges also contributed to an increase in revenue in both the second quarter and the first half of 2019. However, FedEx Express experienced a deceleration in international package volume growth during the quarter as we saw a significant slowing of the Eurozone economy, as well as continued softness in economic conditions in Asia.

U.S. domestic package average daily volumes increased 7% in the second quarter and 5% in the first half of 2019 driven by deferred and overnight services, as e-commerce continues to drive growth. U.S. domestic package yields increased 3% in the second quarter and 4% in the first half of 2019 driven primarily by higher fuel surcharges. Average daily freight pounds increased 8% in the second quarter and 12% in the first half of 2019 primarily due to higher volume in international freight services, driven by recovery from the NotPetya cyberattack and an overall product mix shift from package to freight. Freight yields increased 3% in the second quarter and 4% in the first half of 2019 primarily due to U.S. domestic freight services driven by higher fuel surcharges and higher base rates. International export average daily volumes increased 3% in the second quarter and 4% in the first half of 2019 primarily due to the recovery from the NotPetya cyberattack. However, international package volume growth has slowed across most regions, as discussed above. International export package yields slightly increased in the second quarter and first half of 2019 as higher fuel surcharges were offset by base yield declines and unfavorable exchange rates.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.90%	4.42%	7.02%	2.21%
High	10.80	4.87	10.80	4.87
Weighted-average	8.60	4.63	7.87	3.67
International Fuel Surcharges:
Low	8.65	5.65	8.47	3.38
High	18.82	12.16	18.82	13.75
Weighted-average	16.77	10.54	16.58	9.66

On November 5, 2018, FedEx Express announced a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services effective January 7, 2019. On January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express segment operating income increased during the second quarter and first half of 2019 due to higher revenues and the positive net impact of fuel, as well as lower variable incentive compensation accruals. A change in product mix from international package volume to freight volume, which intensified during the second quarter of 2019, increased costs and negatively impacted operating margins in the second quarter and first half of 2019. In addition, growth in U.S. deferred package volumes and higher operating costs in salaries and employee benefits and maintenance and repairs negatively impacted operating margin in the second quarter and first half of 2019. Furthermore, FedEx Express results were negatively impacted by increasing softness in international volumes during the quarter, as we saw a significant slowing of the Eurozone economy, as well as continued softness in economic conditions in Asia.

FedEx Express segment results included approximately $99 million of TNT Express integration expenses in the second quarter and $201 million of such expenses in the first half of 2019, a $3 million increase from the second quarter and $17 million increase from the first half of 2018.

Salaries and employee benefits expense increased 3% in the second quarter and 6% in the first half of 2019 primarily due to merit increases, including impacts of the accelerated merit increase during late 2018 following the passage of the TCJA (described in the “Overview” section above) and higher staffing to support volume growth. The increase in salaries and employee benefits expense in the second quarter of 2019 was partially offset by lower variable incentive compensation accruals. Purchased transportation expense increased 4% in the second quarter and 7% in the first half of 2019 primarily due to higher volume, partially offset by favorable exchange rates. Maintenance and repairs expense increased 16% in the second quarter and 12% in the first half of 2019 primarily due to the timing of aircraft engine maintenance events.

Fuel expense increased 28% in the second quarter and 34% in the first half of 2019 due to higher fuel prices. However, the net impact of fuel had a significant benefit to operating income in the second quarter and first half of 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues	$5,142	$4,525	14		$9,941	$8,770	13
Operating expenses:
Salaries and employee benefits	891	767	16		1,696	1,447	17
Purchased transportation	2,342	2,014	16		4,404	3,790	16
Rentals	200	190	5		391	374	5
Depreciation and amortization	180	166	8		353	327	8
Fuel	4	4	—		7	6	17
Maintenance and repairs	84	77	9		161	152	6
Intercompany charges	394	366	8		791	725	9
Other	461	445	4		885	847	4
Total operating expenses	4,556	4,029	13		8,688	7,668	13
Operating income	$586	$496	18		$1,253	$1,102	14
Operating margin	11.4%	11.0%	40	bp	12.6%	12.6%	—	bp
Average daily package volume	9,237	8,576	8		8,721	8,125	7
Revenue per package (yield)	$8.81	$8.35	6		$8.88	$8.41	6

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	17.3%	17.0%	17.1%	16.5%
Purchased transportation	45.5	44.5	44.3	43.2
Rentals	3.9	4.2	3.9	4.2
Depreciation and amortization	3.5	3.7	3.5	3.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.6	1.7	1.6	1.7
Intercompany charges	7.7	8.0	8.0	8.3
Other	9.0	9.8	8.9	9.7
Total operating expenses	88.6	89.0	87.4	87.4
Operating margin	11.4%	11.0%	12.6%	12.6%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 14% in the second quarter and 13% in the first half of 2019 due to volume growth and increased yields. Average daily volume at FedEx Ground increased 8% in the second quarter and 7% in the first half of 2019 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yield increased 6% in both the second quarter and the first half of 2019 primarily driven by higher fuel surcharges and base yields.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Low	6.25%	4.50%	6.25%	4.00%
High	7.75	5.25	7.75	5.25
Weighted-average	7.40	5.02	6.87	4.68

On November 5, 2018, FedEx Ground announced a 4.9% average list price increase effective January 7, 2019. On January 1, 2018, FedEx Ground implemented a 4.9% average list price increase. In addition, as announced on September 18, 2017, dimensional weight pricing applies to the majority of FedEx SmartPost shipments effective January 22, 2018.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 18% in the second quarter and 14% in the first half of 2019 due to volume growth, increased yields and the positive net impact of fuel. Operating margin remained flat in the first half of 2019 as higher purchased transportation, staffing and network expansion costs offset the benefits from higher revenues.

Purchased transportation expense increased 16% in both the second quarter and first half of 2019 primarily due to higher volumes, increased rates and higher fuel costs. Salaries and employee benefits expense increased 16% in the second quarter and 17% in the first half of 2019 primarily due to additional staffing to support volume growth, merit increases and network expansion. Lower variable incentive compensation accruals partially offset these increased expenses in the second quarter of 2019.

The net impact of fuel had a significant benefit to operating income in the second quarter and first half of 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

For additional information on the FedEx Ground ISP model, see “Other Outlook Matters” under Consolidated Results of this MD&A.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2018	2017	Change		2018	2017	Change
Revenues	$1,918	$1,673	15		$3,877	$3,337	16
Operating expenses:
Salaries and employee benefits	919	820	12		1,847	1,613	15
Purchased transportation	250	208	20		509	406	25
Rentals	42	37	14		84	73	15
Depreciation and amortization	76	72	6		154	140	10
Fuel	150	112	34		287	209	37
Maintenance and repairs	63	59	7		125	115	9
Intercompany charges	137	127	8		275	252	9
Other	133	130	2		272	256	6
Total operating expenses	1,770	1,565	13		3,553	3,064	16
Operating income	$148	$108	37		$324	$273	19
Operating margin	7.7%	6.5%	120	bp	8.4%	8.2%	20	bp
Average daily shipments (in thousands):
Priority	81.7	76.3	7		81.4	75.3	8
Economy	35.4	32.3	10		35.0	32.0	9
Total average daily shipments	117.1	108.6	8		116.4	107.3	8
Weight per shipment (lbs):
Priority	1,203	1,201	—		1,211	1,192	2
Economy	1,043	1,153	(10)		1,026	1,150	(11)
Composite weight per shipment	1,155	1,187	(3)		1,155	1,180	(2)
Revenue per shipment:
Priority	$249.76	$232.25	8		$248.24	$229.17	8
Economy	297.73	286.35	4		295.00	281.64	5
Composite revenue per shipment	$264.27	$248.36	6		$262.29	$244.81	7
Revenue per hundredweight:
Priority	$20.76	$19.34	7		$20.50	$19.22	7
Economy	28.55	24.84	15		28.76	24.49	17
Composite revenue per hundredweight	$22.89	$20.93	9		$22.71	$20.75	9

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Operating expenses:
Salaries and employee benefits	47.9%	49.0%	47.6%	48.3%
Purchased transportation	13.0	12.4	13.1	12.2
Rentals	2.2	2.2	2.2	2.2
Depreciation and amortization	4.0	4.3	4.0	4.2
Fuel	7.8	6.7	7.4	6.3
Maintenance and repairs	3.3	3.5	3.2	3.4
Intercompany charges	7.2	7.6	7.1	7.5
Other	6.9	7.8	7.0	7.7
Total operating expenses	92.3	93.5	91.6	91.8
Operating margin	7.7%	6.5%	8.4%	8.2%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 15% in the second quarter and 16% in the first half of 2019 due to higher revenue per shipment and average daily shipments. Revenue per shipment increased 6% in the second quarter and 7% in the first half of 2019 primarily due to higher base rates driven by our ongoing yield management initiatives and higher fuel surcharges. Average daily shipments increased 8% in both the second quarter and first half of 2019 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
Low	24.90%	22.40%	24.60%	20.90%
High	25.60	23.20	25.60	23.20
Weighted-average	25.19	22.70	24.97	21.96

On November 5, 2018, FedEx Freight announced a 5.9% average list price increase in certain U.S. and other shipping rates effective January 7, 2019. On January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 37% in the second quarter and 19% in the first half of 2019 and operating margin improved 120 basis points in the second quarter and 20 basis points in the first half of 2019 primarily driven by higher revenue per shipment.

Salaries and employee benefits expense increased 12% in the second quarter and 15% in the first half of 2019 driven primarily by higher staffing levels to support volume growth and merit increases. Purchased transportation expense increased 20% in the second quarter and 25% in the first half of 2019 due to increased rates, higher fuel costs and higher volumes. Lower variable incentive compensation accruals partially offset these increased expenses in the second quarter of 2019.

Fuel expense increased 34% in the second quarter and 37% in the first half of 2019 primarily due to higher fuel prices. The net impact of fuel had a significant benefit to operating income in the second quarter and first half of 2019 as higher fuel surcharges more than offset increased fuel prices.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.1 billion at November 30, 2018, compared to $3.3 billion at May 31, 2018. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2018	2017
Operating activities:
Net income	$1,770	$1,371
Noncash charges and credits	2,140	2,053
Changes in assets and liabilities	(1,731)	(1,926)
Cash provided by operating activities	2,179	1,498
Investing activities:
Capital expenditures	(2,634)	(2,621)
Business acquisitions, net of cash acquired	—	(44)
Proceeds from asset dispositions and other	53	12
Cash used in investing activities	(2,581)	(2,653)
Financing activities:
Proceeds from short-term borrowings	248	250
Proceeds from debt issuances	1,233	—
Principal payments on debt	(785)	(28)
Proceeds from stock issuances	45	205
Dividends paid	(173)	(268)
Purchase of treasury stock	(1,271)	(270)
Other	1	3
Cash used in financing activities	(702)	(108)
Effect of exchange rate changes on cash	(38)	62
Net decrease in cash and cash equivalents	$(1,142)	$(1,201)
Cash and cash equivalents at the end of period	$2,123	$2,768

Cash flows from operating activities increased $681 million in the first half of 2019 due to higher net income and decreased tax payments, partially offset by increased variable compensation payments and higher interest payments. Capital expenditures increased slightly during the first half of 2019 primarily due to increased spending on facilities, as well as package handling and ground support equipment at FedEx Express, higher spending related to information technology at FedEx Services and aircraft and related equipment purchases at FedEx Express, partially offset by lower spending on network expansion projects at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2019 and 2018.

During the second quarter of 2019, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement. We used the net proceeds to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, and for general corporate purposes. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

During the second quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. As of November 30, 2018, we had $250 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the second quarter of 2019, we repurchased 2.8 million shares of FedEx common stock at an average price of $228.35 per share for a total of $646 million. During the first half of 2019, we repurchased 5.4 million shares of FedEx common stock at an average price of $233.44 per share for a total of $1.3 billion. As of November 30, 2018, 6.3 million shares remained under the current share repurchase authorization. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2018/2017
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2018	2017	2018	2017	Ended	Ended
Aircraft and related equipment	$604	$629	$1,075	$1,040	(4)	3
Package handling and ground support equipment	223	217	417	414	3	1
Vehicles	275	390	435	511	(29)	(15)
Information technology	157	135	332	261	16	27
Facilities and other	196	206	375	395	(5)	(5)
Total capital expenditures	$1,455	$1,577	$2,634	$2,621	(8)	—
FedEx Express segment	$932	$872	$1,692	$1,453	7	16
FedEx Ground segment	253	409	429	715	(38)	(40)
FedEx Freight segment	136	172	227	199	(21)	14
FedEx Services segment	119	112	260	220	6	18
Other	15	12	26	34	25	(24)
Total capital expenditures	$1,455	$1,577	$2,634	$2,621	(8)	—

Capital expenditures increased slightly during the first half of 2019 primarily due to increased spending on facilities, as well as package handling and ground support equipment at FedEx Express, higher spending related to information technology at FedEx Services and aircraft and related equipment purchases at FedEx Express, which included the delivery of nine Boeing 767-300 Freighter aircraft and two Boeing 777 Freighter aircraft, partially offset by lower spending on network expansion projects at FedEx Ground.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at November 30, 2018 includes $1.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.6 billion in 2019, and include spending for aircraft modernization at FedEx Express, spending on facilities and sort equipment, primarily at FedEx Express and FedEx Ground, and spending for TNT Express integration-related investments. We invested $1.1 billion in aircraft and related equipment in the first half of 2019 and expect to invest an additional $0.8 billion for aircraft and related equipment during the remainder of 2019. In addition, over the next several years, we will be investing approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1 billion to modernize the FedEx Express Memphis World Hub. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2019. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

For the remainder of 2019, we anticipate making additional voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”), although at a much lower level than in 2018. We do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. During the first half of 2019, we made voluntary contributions totaling $500 million to our U.S. Pension Plans. We expect to make an additional $500 million contribution to our U.S. Pension Plans during 2019. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2018. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at November 30, 2018. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2019 (1)	2020	2021	2022	2023	Thereafter	Total
Operating activities:
Operating leases	$1,385	$2,287	$2,061	$1,854	$1,626	$8,513	$17,726
Non-capital purchase obligations and other	705	792	580	406	312	2,882	5,677
Interest on long-term debt	317	599	587	587	580	10,511	13,181
Quarterly contributions to our U.S. Pension Plans	—	—	—	—	—	—	—
Investing activities:
Aircraft and related capital commitments	761	1,935	2,193	1,805	1,508	661	8,863
Other capital purchase obligations	57	27	25	23	23	6	161
Financing activities:
Debt	570	968	—	—	1,601	13,958	17,097
Total	$3,795	$6,608	$5,446	$4,675	$5,650	$36,531	$62,705

(1)	Cash obligations for the remainder of 2019.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information on such purchase orders.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at November 30, 2018.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($119 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($42 million) is excluded from the table.

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

We had $1.0 billion in deposits and progress payments as of November 30, 2018 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2018, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “General,” “Fuel,” “Income Taxes,” “Outlook,” “Independent Contractor Model,” “Liquidity,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Income Taxes,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•

our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost and to achieve the expected benefits from the combined businesses;

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

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, and policies, which could be unfavorable to our business, including regulatory actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo and other security or safety requirements, and tax, accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention, labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•	our ability to successfully implement our cost-reduction initiatives and productivity enhancements;

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

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	changes in our ability to attract and retain pilots, drivers and package and freight handlers;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2018, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2019, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2018, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2018 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2018, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Failure to successfully implement our cost-reduction initiatives and productivity enhancements will cause our future financial results to suffer. We are implementing various cost-reduction initiatives, including a U.S.-based voluntary buyout program for eligible employees, international network capacity reductions at FedEx Express, limited hiring in staff functions and reductions in discretionary spending. If we are not able to successfully implement these cost-reduction initiatives and our ongoing productivity enhancements in the face of challenging economic and business conditions, our future financial results may suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2018	600,000	$245.93	600,000	8,522,200
Oct. 1-31, 2018	1,730,000	223.48	1,730,000	6,792,200
Nov. 1-30, 2018	500,000	224.09	500,000	6,292,200
Total	2,830,000	$228.35	2,830,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 17, 2018, 6.3 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.3	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.4	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

10.1

Amendment dated September 11, 2018 (but effective as of May 30, 2018), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

10.2

Amendment dated September 11, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated September 11, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated September 11, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated September 27, 2018 (but effective as of August 27, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated October 18, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Amendment dated October 16, 2018 (but effective as of November 24, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.10

Amendment dated October 26, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.11

Amendment dated November 20, 2018 (but effective as of October 1, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

Exhibit Number	Description of Exhibit
10.12

Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006, between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.13

Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

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

FEDEX CORPORATION

Date: December 18, 2018	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER