Form 10-Q
period 2019-02-28
FEDEX CORP
filed 2019-03-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 15, 2019
Common Stock, par value $0.10 per share	260,574,612

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 28, 2019 and May 31, 2018	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2019 and 2018	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2019 and 2018	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2019 and 2018	7
Condensed Consolidated Statements of Changes In Common Stockholders' Investment Three and Nine Months Ended February 28, 2019 and 2018	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	30
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	31
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	56
ITEM 4. Controls and Procedures	56

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	57
ITEM 1A. Risk Factors	57
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
ITEM 5. Other Information	58
ITEM 6. Exhibits	59
Signature	61

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2019 (Unaudited)	May 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,872	$3,265
Receivables, less allowances of $318 and $401	9,037	8,481
Spare parts, supplies and fuel, less allowances of $339 and $268	546	525
Prepaid expenses and other	1,045	1,070
Total current assets	13,500	13,341
PROPERTY AND EQUIPMENT, AT COST	58,164	55,121
Less accumulated depreciation and amortization	28,396	26,967
Net property and equipment	29,768	28,154
OTHER LONG-TERM ASSETS
Goodwill	6,916	6,973
Other assets	4,280	3,862
Total other long-term assets	11,196	10,835
	$54,464	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2019 (Unaudited)	May 31, 2018
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$225	$—
Current portion of long-term debt	973	1,342
Accrued salaries and employee benefits	1,659	2,177
Accounts payable	3,156	2,977
Accrued expenses	3,243	3,131
Total current liabilities	9,256	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	17,218	15,243
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,211	2,867
Pension, postretirement healthcare and other benefit obligations	1,847	2,187
Self-insurance accruals	1,861	1,784
Deferred lease obligations	512	551
Deferred gains, principally related to aircraft transactions	118	121
Other liabilities	547	534
Total other long-term liabilities	8,096	8,044
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2019 and May 31, 2018	32	32
Additional paid-in capital	3,209	3,117
Retained earnings	26,650	24,823
Accumulated other comprehensive loss	(737)	(578)
Treasury stock, at cost	(9,260)	(7,978)
Total common stockholders’ investment	19,894	19,416
	$54,464	$52,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
		As Adjusted		As Adjusted
REVENUES	$17,010	$16,526	$51,886	$48,136
OPERATING EXPENSES:
Salaries and employee benefits	6,069	6,124	18,589	17,677
Purchased transportation	4,253	3,935	12,566	11,220
Rentals and landing fees	874	873	2,533	2,526
Depreciation and amortization	851	786	2,487	2,293
Fuel	907	914	2,945	2,435
Maintenance and repairs	658	628	2,144	1,968
Business realignment costs	4	—	4	—
Other	2,483	2,408	7,468	7,073
	16,099	15,668	48,736	45,192
OPERATING INCOME	911	858	3,150	2,944
OTHER INCOME (EXPENSE):
Interest, net	(135)	(125)	(393)	(363)
Other retirement plans income	158	143	474	436
Other, net	(3)	(2)	(22)	(22)
	20	16	59	51
INCOME BEFORE INCOME TAXES	931	874	3,209	2,995
PROVISION FOR INCOME TAXES	192	(1,200)	700	(450)
NET INCOME	$739	$2,074	$2,509	$3,445
EARNINGS PER COMMON SHARE:
Basic	$2.83	$7.74	$9.55	$12.85
Diluted	$2.80	$7.59	$9.41	$12.63
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.50	$2.60	$2.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
NET INCOME	$739	$2,074	$2,509	$3,445
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $9 and tax benefit of $22 in 2019 and tax expense of $9 and $26 in 2018	103	100	(90)	119
Amortization of prior service credit, net of tax benefit of $7 and $21 in 2019 and tax benefit of $7 and $29 in 2018	(23)	(23)	(69)	(61)
	80	77	(159)	58
COMPREHENSIVE INCOME	$819	$2,151	$2,350	$3,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28,
	2019	2018
Operating Activities:
Net income	$2,509	$3,445
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,487	2,293
Provision for uncollectible accounts	221	177
Stock-based compensation	141	135
Deferred income taxes and other noncash items	250	(914)
Changes in assets and liabilities:
Receivables	(780)	(986)
Other assets	(96)	(151)
Accounts payable and other liabilities	(1,307)	(2,781)
Other, net	(102)	(56)
Cash provided by operating activities	3,323	1,162
Investing Activities:
Capital expenditures	(3,757)	(3,994)
Business acquisitions, net of cash acquired	—	(44)
Proceeds from asset dispositions and other	62	21
Cash used in investing activities	(3,695)	(4,017)
Financing Activities:
Proceeds from short-term borrowings, net	220	797
Principal payments on debt	(874)	(31)
Proceeds from debt issuances	2,463	1,481
Proceeds from stock issuances	58	284
Dividends paid	(514)	(402)
Purchase of treasury stock	(1,365)	(558)
Other, net	5	6
Cash (used in) provided by financing activities	(7)	1,577
Effect of exchange rate changes on cash	(14)	98
Net decrease in cash and cash equivalents	(393)	(1,180)
Cash and cash equivalents at beginning of period	3,265	3,969
Cash and cash equivalents at end of period	$2,872	$2,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS' INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2019	2018	2019	2018
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in-Capital
Beginning Balance	3,185	3,055	3,117	3,005
Employee incentive plans and other	24	30	92	80
Ending Balance	3,209	3,085	3,209	3,085
Retained Earnings
Beginning Balance	26,080	21,785	24,823	20,833
Net Income	739	2,074	2,509	3,445
Cash dividends declared ($0.65, $0.50, $2.60, and $2.00 per share)	(169)	(133)	(683)	(535)
Employee incentive plans and other	—	(16)	1	(33)
Ending Balance	26,650	23,710	26,650	23,710
Accumulated Other Comprehensive Income
Beginning Balance	(817)	(434)	(578)	(415)
Other comprehensive income, net of tax (expense)/benefit of ($2), ($2), $43, and $3	80	77	(159)	58
Ending Balance	(737)	(357)	(737)	(357)
Treasury Stock
Beginning Balance	(9,186)	(7,383)	(7,978)	(7,382)
Purchase of treasury stock (0.6, 1.2, 6.0, and 2.4 million shares)	(93)	(288)	(1,365)	(558)
Employee incentive plans and other (0.1, 0.7, 0.6, and 2.7 million shares)	19	95	83	364
Ending Balance	(9,260)	(7,576)	(9,260)	(7,576)
Total Common Stockholders' Investment Balance	$19,894	$18,894	$19,894	$18,894

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2019, and the results of our operations for the three- and nine-month periods ended February 28, 2019 and 2018, cash flows for the nine-month periods ended February 28, 2019 and 2018, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2019 and 2018. Operating results for the three- and nine-month periods ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2019.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2019 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year presentation.

REVENUE RECOGNITION.

Satisfaction of Performance Obligation

We recognize revenue upon delivery of shipments for our transportation businesses and upon completion of services for our business services, logistics and trade services businesses. Transportation services are provided with the use of employees and independent businesses that contract with FedEx. FedEx is the principal to the transaction for most of these services and revenue is recognized on a gross basis based on the transfer of control to the customer. Costs associated with independent businesses providing transportation services are recognized as incurred and included in the caption “Purchased transportation” in the accompanying unaudited condensed consolidated statements of income.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Gross contract assets related to in-transit packages totaled $526 million and $542 million at February 28, 2019 and May 31, 2018, respectively. Contract assets net of deferred unearned revenue were $353 million and $363 million at February 28, 2019 and May 31, 2018, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $13 million at February 28, 2019 and May 31, 2018, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of Revenue

The following table provides revenue by service type (dollars in millions) for the periods ended February 28. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,844	$1,836	$5,678	$5,373
U.S. overnight envelope	433	435	1,345	1,317
U.S. deferred	1,119	996	3,131	2,796
Total U.S. domestic package revenue	3,396	3,267	10,154	9,486
International priority	1,738	1,841	5,508	5,469
International economy	806	793	2,541	2,378
Total international export package revenue	2,544	2,634	8,049	7,847
International domestic(1)	1,078	1,140	3,412	3,424
Total package revenue	7,018	7,041	21,615	20,757
Freight:
U.S.	772	739	2,294	2,040
International priority	477	532	1,574	1,527
International economy	495	492	1,568	1,354
International airfreight	76	93	244	276
Total freight revenue	1,820	1,856	5,680	5,197
Other	167	201	536	620
Total FedEx Express segment	9,005	9,098	27,831	26,574
FedEx Ground segment	5,261	4,828	15,202	13,598
FedEx Freight segment	1,750	1,613	5,627	4,950
FedEx Services segment	402	397	1,248	1,213
Other and eliminations(2)	592	590	1,978	1,801
	$17,010	$16,526	$51,886	$48,136

(1)	International domestic revenues relate to our intra-country operations.
(2)	Includes the FedEx Logistics, Inc. (“FedEx Logistics” (formerly FedEx Trade Networks, Inc.)) operating segment.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain” (formerly GENCO Distribution System, Inc.)) in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized, and a union has been certified to represent owner-drivers at a FedEx Freight, Inc. facility in Canada.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $33 million for the three-month period ended February 28, 2019 and $141 million for the nine-month period ended February 28, 2019. Our stock-based compensation expense was $32 million for the three-month period ended February 28, 2018 and $135 million for the nine-month period ended February 28, 2018. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT COSTS. In December 2018, we announced cost-reduction programs primarily through initiatives at FedEx Express and FedEx Corporate Services, Inc. (“FedEx Services”), including a U.S.-based voluntary employee buyout program.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the third quarter of 2019, we began offering voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The U.S.-based voluntary employee buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance payment calculated based on four weeks of gross base salary for every year of continuous FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Costs of the benefits provided under the program will be recognized as special termination benefits in the period employees accept their offers.

We incurred costs of approximately $4 million ($3 million, net of tax, or $0.01 per diluted share) during the third quarter of 2019 associated with our business realignment activities. These costs related to certain employee severance arrangements and other external costs directly attributable to our business realignment activities, such as professional fees. Total costs of the U.S.-based voluntary employee buyout program will depend on acceptance rates and severance payments will be made at the time of departure. The cost of our business realignment activities is included in the caption “Business realignment costs” in our unaudited condensed consolidated statements of income.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the Tax Cuts and Jobs Act (“TCJA”). SAB 118 was issued to address the application of U.S. generally accepted accounting principles (“GAAP”) in situations when a registrant does not have the necessary information available, prepared, or analyzed in reasonable detail to finalize the calculations for certain income tax effects of the TCJA. In accordance with SAB 118, we made reasonable estimates and recorded provisional amounts for the TCJA during 2018. Under the transitional provisions of SAB 118, we had a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. As of December 22, 2018, our accounting is complete for the tax effects of the TCJA, including the following elements initially recorded on a provisional basis:

•

In 2018, we recognized a provisional benefit related to the revaluation of U.S. deferred tax assets and liabilities. During the second quarter of 2019, we revised the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability. As a result, we recognized a $4 million tax expense, which decreased the $1.15 billion provisional benefit recorded in 2018.

•

We previously recognized an immaterial provisional benefit from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings. No adjustments were made to the provisional estimate recorded in 2018.

•	We have determined to record the taxes for the global intangible low-taxed income (GILTI) as a period cost.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU 2017-07 (in millions):

	Three Months Ended February 28, 2018			Nine Months Ended February 28, 2018
	Reported	Effect of Adoption of ASU 2017-07	As Adjusted	Reported	Effect of Adoption of ASU 2017-07	As Adjusted
Revenue	$16,526	$—	$16,526	$48,136	$—	$48,136
Operating Income	1,001	(143)	858	3,380	(436)	2,944
Other Income (Expense), net	(127)	143	16	(385)	436	51
Net Income	2,074	—	2,074	3,445	—	3,445

In August 2018, the SEC published Release No. 33-10532, Disclosure Update and Simplification (“DUSTR”), which adopted amendments to certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements, GAAP, or changes in the information environment. While most of the DUSTR amendments eliminate outdated or duplicative disclosure requirements, the final rule amends the interim financial statement requirements to include a reconciliation of changes in common stockholders’ investment in the notes or as a separate statement for each period for which a statement of comprehensive income is required to be filed. The new interim reconciliation of changes in common stockholders’ investment is included herein as a separate statement.

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

In February 2018, the FASB issued an Accounting Standards Update (ASU 2018-02) that will permit companies to reclassify the income tax effect of the TCJA on items within accumulated other comprehensive income (loss) (“AOCI”) to retained earnings. These changes will be effective June 1, 2019 (fiscal 2020). We are continuing to assess the impact of this new standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-14) that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. We expect this new guidance will have minimal impact on our financial reporting. These changes will be effective June 1, 2020 (fiscal 2021) and will be applied retrospectively. We plan to early adopt these new rules in the fourth quarter of 2019.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the third quarter of 2019, we repurchased 0.6 million shares of FedEx common stock at an average price of $168.43 per share for a total of $93 million. During the nine months of 2019, we repurchased 6.0 million shares of FedEx common stock at an average price of $227.42 per share for a total of $1.4 billion. As of February 28, 2019, 5.7 million shares remained under the current share repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On February 15, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on April 1, 2019 to stockholders of record as of the close of business on March 11, 2019. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

(2) Accumulated Other Comprehensive Loss

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Foreign currency translation loss:
Balance at beginning of period	$(952)	$(666)	$(759)	$(685)
Translation adjustments	103	100	(90)	119
Balance at end of period	(849)	(566)	(849)	(566)
Retirement plans adjustments:
Balance at beginning of period	135	232	181	270
Reclassifications from AOCI	(23)	(23)	(69)	(61)
Balance at end of period	112	209	112	209
Accumulated other comprehensive (loss) at end of period	$(737)	$(357)	$(737)	$(357)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Amortization of retirement plans prior service credits, before tax	$30	$30	$90	$90	Salaries and employee benefits
Income tax benefit	(7)	(7)	(21)	(29)	Provision for income taxes
AOCI reclassifications, net of tax	$23	$23	$69	$61	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the third quarter of 2019, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement, comprised of €640 million of 0.7% fixed-rate notes due in May 2022 and $500 million of 3.4% fixed-rate notes due in January 2022. We will use the net proceeds to pay the €500 million aggregate principal amount of floating rate notes due at maturity on April 11, 2019, and for general corporate purposes.

During the second quarter of 2019, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 4.20% fixed-rate notes due in October 2028 and $850 million of 4.95% fixed-rate notes due in October 2048. Interest on these notes is paid semi-annually. We used the net proceeds to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, and for general corporate purposes.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We have a five-year $2.0 billion revolving credit facility that expires in November 2020. The facility, which includes a $500 million letter of credit sublimit, is available to finance our operations and other cash flow needs. The agreement contains a financial covenant, which requires us to maintain a ratio of debt to consolidated earnings (excluding non-cash retirement plans mark-to-market adjustments and non-cash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.2 to 1.0 at February 28, 2019. We believe this covenant is the only significant restrictive covenant in our revolving credit agreement. Our revolving credit agreement contains other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with this financial covenant and all other covenants of our revolving credit agreement and do not expect the covenants to affect our operations, including our liquidity or expected funding needs.

During the third quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. The maximum amount outstanding during the quarter was $750 million. Our commercial paper program is backed by unused commitments under the revolving credit facility, and borrowings under the program reduce the amount available under the credit facility. As of February 28, 2019, $225 million of commercial paper and $53 million in letters of credit were outstanding, leaving $1.722 billion available under the revolving credit facility for future borrowings.

Long-term debt, including current maturities and exclusive of capital leases, had carrying values of $18.1 billion at February 28, 2019 and $16.5 billion at May 31, 2018, compared with estimated fair values of $17.8 billion at February 28, 2019 and $16.6 billion at May 31, 2018. The annualized weighted-average interest rate on long-term debt was 3.4% at February 28, 2019. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Basic earnings per common share:
Net earnings allocable to common shares(1)	$738	$2,071	$2,506	$3,441
Weighted-average common shares	261	268	262	268
Basic earnings per common share	$2.83	$7.74	$9.55	$12.85
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$738	$2,071	$2,506	$3,441
Weighted-average common shares	261	268	262	268
Dilutive effect of share-based awards	2	5	4	4
Weighted-average diluted shares	263	273	266	272
Diluted earnings per common share	$2.80	$7.59	$9.41	$12.63
Anti-dilutive options excluded from diluted earnings per common share	7.2	1.9	5.0	2.6

(1)Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5) Income Taxes

Our effective tax rate was 20.6% for the third quarter and 21.8% for the nine months of 2019, compared with (137.3)% for the third quarter and (15.0)% for the nine months of 2018. The 2019 tax rates include a benefit of $90 million from the reduction of a valuation allowance on certain tax loss carryforwards and an expense of $50 million from the impact on our deferred taxes attributable to a recently enacted lower tax rate in the Netherlands. The 2019 tax rates were also favorably impacted by the TCJA, which resulted in benefits of approximately $60 million during the third quarter and $230 million for the nine months of 2019, primarily from the lower statutory tax rate on fiscal 2019 earnings. The tax rate for the nine months of 2019 also benefited by approximately $60 million from accelerated deductions claimed on our 2018 U.S. income tax return. The 2018 tax rates were favorably impacted by a provisional benefit of $1.15 billion from the remeasurement of our net U.S. deferred tax liability and a provisional benefit of $36 million from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings. In addition to these provisional amounts, we recognized a $204 million benefit from a $1.5 billion contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in February 2018 and $165 million related to the phase-in of a reduced statutory tax rate on 2018 year-to-date earnings, of which approximately $120 million was recorded in the third quarter and attributable to the first half of 2018 earnings.

On January 15, 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the 2018 Benefit.

During the third quarter of 2019, we completed our accounting for the tax effects of the TCJA. No additional adjustments were made during the quarter. As a result, the only adjustment to the amounts initially recorded on a provisional basis in 2018 was a tax expense of $4 million recognized in the second quarter of 2019 as a revision of the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability.

The TCJA, enacted during the third quarter of fiscal 2018, significantly changed the U.S. corporate income tax system including, among other things, lowering the statutory federal income tax rate from 35% to 21%. Due to our May 31 fiscal year-end, the lower rate was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for subsequent years.

The following table provides a reconciliation of the 2018 effective tax rates to the 2019 effective tax rates, including the impacts of the TCJA, for the periods ended February 28:

	Three Months Ended	Nine Months Ended
2018 Effective Tax Rate(a)	(137.3)%	(15.0)%
Remeasurement of net U.S. deferred tax liability in 2018	131.5	38.5
Effect of February 2018 pension contribution(b)	23.3	6.8
Lower statutory tax rate on first-half 2018 earnings (35% to 29.2%)(c)	12.5	—
Reduction of valuation allowance on tax loss carryforwards in 2019	(10.3)	(3.0)
Lower statutory tax rate on 2019 earnings (29.2% to 21%)(c)	(7.6)	(7.6)
Remeasurement of net Dutch deferred tax asset in 2019	5.3	1.5
Transition tax provisional benefit in 2018	4.1	1.2
Foreign tax credits on foreign dividends in 2018	1.2	2.9
Accelerated deductions claimed in 2019 on the 2018 U.S. income tax return	—	(1.8)
Other, net(d)	(2.1)	(1.7)
2019 Effective Tax Rate(a)	20.6%	21.8%

(a)	2018 includes a blended U.S. statutory federal income tax rate of 29.2% while 2019 includes the fully phased-in rate of 21%.
(b)	The benefit is from the pension contribution deducted on our 2017 tax return at a tax rate of 35%.
(c)

Due to our May 31 fiscal year-end, the TCJA’s lower U.S. statutory federal income tax rate that went into effect on December 22, 2017 was phased in resulting in a rate of 29.2% for 2018 and a rate of 21% for subsequent years.

(d)

The 2018 tax rates were negatively impacted by the effect of the NotPetya cyberattack, costs incurred in connection with the integration of foreign operations of FedEx Express and TNT Express B.V. (“TNT Express”), changes in uncertain tax positions and tax rate impacts on changes in deferred tax items after the TCJA enactment, and were favorably impacted from tax benefits from share-based payments.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Defined benefit pension plans, net	$28	$39	$85	$113
Defined contribution plans	138	135	415	386
Postretirement healthcare plans	19	19	56	56
	$185	$193	$556	$555

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Service cost	$173	$169	$23	$23	$9	$9
Other retirement plans (income) expense:
Interest cost	237	279	13	12	10	10
Expected return on plan assets	(376)	(406)	(12)	(10)	—	—
Amortization of prior service credit and other	(30)	(29)	—	1	—	—
	(169)	(156)	1	3	10	10
	$4	$13	$24	$26	$19	$19

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Service cost	$517	$509	$72	$69	$26	$27
Other retirement plans (income) expense:
Interest cost	713	836	38	37	30	29
Expected return on plan assets	(1,129)	(1,218)	(36)	(32)	—	—
Amortization of prior service credit and other	(89)	(88)	(1)	—	—	—
	(505)	(470)	1	5	30	29
	$12	$39	$73	$74	$56	$56

Contributions to our U.S. Pension Plans for the nine-month periods ended February 28 were as follows (in millions):

	2019	2018
Required	$—	$22
Voluntary	1,000	2,478
	$1,000	$2,500

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are FedEx Express, including TNT Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading U.S. provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Services, constitute our reportable segments.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Also included in corporate and other is the FedEx Logistics operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc.; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc.

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Revenues:
FedEx Express segment	$9,005	$9,098	$27,831	$26,574
FedEx Ground segment	5,261	4,828	15,202	13,598
FedEx Freight segment	1,750	1,613	5,627	4,950
FedEx Services segment	402	397	1,248	1,213
Other and eliminations	592	590	1,978	1,801
	$17,010	$16,526	$51,886	$48,136
Operating income (loss):
FedEx Express segment	$370	$317	$1,357	$1,238
FedEx Ground segment	577	614	1,830	1,716
FedEx Freight segment	97	49	421	322
Corporate, other and eliminations	(133)	(122)	(458)	(332)
	$911	$858	$3,150	$2,944

(8) Commitments

As of February 28, 2019, our purchase commitments under various contracts for the remainder of 2019 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2019 (remainder)	$421	$296	$717
2020	1,998	833	2,831
2021	2,276	597	2,873
2022	1,874	433	2,307
2023	1,586	275	1,861
Thereafter	3,079	535	3,614
Total	$11,234	$2,969	$14,203

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2019, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and five Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of February 28, 2019, we had $965 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2019 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2019 (remainder)	-	-	4	1	5
2020	-	-	17	5	22
2021	12	5	18	2	37
2022	12	6	12	3	33
2023	12	6	6	4	28
Thereafter	14	13	-	6	33
Total	50	30	57	21	158

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at February 28, 2019 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2019 (remainder)	$26	$571	$597
2020	261	2,083	2,344
2021	203	1,923	2,126
2022	185	1,728	1,913
2023	127	1,555	1,682
Thereafter	48	8,926	8,974
Total	$850	$16,786	$17,636

Future minimum lease payments under capital leases were immaterial at February 28, 2019. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

(9) Contingencies

Independent Contractor — Lawsuits and Administrative Proceedings. FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under operating agreements no longer in place should have been treated as employees of FedEx Ground, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in matters related to owner-operators engaged by FedEx Ground could, among other things, entitle certain owner-operators to the reimbursement of certain expenses, and their drivers to certain wage payments from the owner-operators and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of these independent contractors.

City and State of New York Cigarette Suit. The City of New York and the State of New York filed two related lawsuits against FedEx Ground in December 2013 and November 2014 arising from FedEx Ground’s alleged shipments of cigarettes to New York residents in contravention of several statutes, including the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and New York’s Public Health Law, as well as common law nuisance claims. The first-filed lawsuit alleged that FedEx Ground provided delivery services on behalf of four shippers, and the second-filed lawsuit alleged that FedEx Ground provided delivery services on behalf of six additional shippers; none of these shippers continue to ship in our network. On July 10, 2017, the City of New York and the State of New York filed a third lawsuit against FedEx Ground and included FedEx Freight as a co-defendant. This additional case identified no shippers or shipments, but generally alleged violations of the same laws that were the subject of the other two lawsuits.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 10, 2018, FedEx Ground and the City and State of New York reached an agreement in principle to settle the lawsuits arising from FedEx Ground’s and FedEx Freight’s alleged shipments of cigarettes to New York residents for $35.4 million. The settlement does not include any admission of liability by FedEx Ground or FedEx Freight. In addition to the settlement amount, we recognized approximately $10 million for certain attorney’s fees in connection with this matter. In December 2018, the parties entered into a final settlement agreement and, subsequently, the settlement amount was paid and the lawsuits were dismissed by the court.

Other Matters. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2019	2018
Cash payments for:
Interest (net of capitalized interest)	$498	$430
Income taxes	$346	$707
Income tax refunds received	(34)	(59)
Cash tax payments, net	$312	$648

(11) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $18.1 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 28, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,413	$204	$1,296	$(41)	$2,872
Receivables, less allowances	45	5,474	3,600	(82)	9,037
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	313	979	299	—	1,591
Total current assets	1,771	6,657	5,195	(123)	13,500
PROPERTY AND EQUIPMENT, AT COST	23	53,997	4,144	—	58,164
Less accumulated depreciation and amortization	17	26,384	1,995	—	28,396
Net property and equipment	6	27,613	2,149	—	29,768
INTERCOMPANY RECEIVABLE	661	2,157	—	(2,818)	—
GOODWILL	—	1,598	5,318	—	6,916
INVESTMENT IN SUBSIDIARIES	35,803	4,904	—	(40,707)	—
OTHER ASSETS	891	1,670	1,857	(138)	4,280
	$39,132	$44,599	$14,519	$(43,786)	$54,464
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$225	$—	$—	$—	$225
Current portion of long-term debt	966	2	5	—	973
Accrued salaries and employee benefits	52	1,149	458	—	1,659
Accounts payable	188	1,430	1,656	(118)	3,156
Accrued expenses	510	1,848	890	(5)	3,243
Total current liabilities	1,941	4,429	3,009	(123)	9,256
LONG-TERM DEBT, LESS CURRENT PORTION	16,921	287	10	—	17,218
INTERCOMPANY PAYABLE	—	—	2,818	(2,818)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,252	97	(138)	3,211
Other liabilities	376	3,502	1,007	—	4,885
Total other long-term liabilities	376	6,754	1,104	(138)	8,096
COMMON STOCKHOLDERS’ INVESTMENT	19,894	33,129	7,578	(40,707)	19,894
	$39,132	$44,599	$14,519	$(43,786)	$54,464

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2018

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,485	$257	$1,538	$(15)	$3,265
Receivables, less allowances	3	4,970	3,586	(78)	8,481
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	425	878	292	—	1,595
Total current assets	1,913	6,105	5,416	(93)	13,341
PROPERTY AND EQUIPMENT, AT COST	21	51,232	3,868	—	55,121
Less accumulated depreciation and amortization	17	25,111	1,839	—	26,967
Net property and equipment	4	26,121	2,029	—	28,154
INTERCOMPANY RECEIVABLE	1,487	924	—	(2,411)	—
GOODWILL	—	1,709	5,264	—	6,973
INVESTMENT IN SUBSIDIARIES	33,370	4,082	—	(37,452)	—
OTHER ASSETS	75	1,854	1,829	104	3,862
	$36,849	$40,795	$14,538	$(39,852)	$52,330
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,332	$1	$9	$—	$1,342
Accrued salaries and employee benefits	65	1,506	606	—	2,177
Accounts payable	16	1,332	1,719	(90)	2,977
Accrued expenses	460	1,778	896	(3)	3,131
Total current liabilities	1,873	4,617	3,230	(93)	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	13	—	15,243
INTERCOMPANY PAYABLE	—	—	2,411	(2,411)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,626	137	104	2,867
Other liabilities	619	3,432	1,126	—	5,177
Total other long-term liabilities	619	6,058	1,263	104	8,044
COMMON STOCKHOLDERS’ INVESTMENT	19,415	29,832	7,621	(37,452)	19,416
	$36,849	$40,795	$14,538	$(39,852)	$52,330

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,443	$4,667	$(100)	$17,010
OPERATING EXPENSES:
Salaries and employee benefits	28	4,720	1,321	—	6,069
Purchased transportation	—	2,749	1,547	(43)	4,253
Rentals and landing fees	1	677	197	(1)	874
Depreciation and amortization	—	731	120	—	851
Fuel	—	838	69	—	907
Maintenance and repairs	—	573	87	(2)	658
Business realignment costs	4	—	—	—	4
Intercompany charges, net	(93)	(397)	490	—	—
Other	60	1,771	698	(46)	2,483
	—	11,662	4,529	(92)	16,099
OPERATING INCOME	—	781	138	(8)	911
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	739	16	—	(755)	—
Interest, net	(109)	(54)	28	—	(135)
Other retirement plans income	—	155	3	—	158
Intercompany charges, net	149	(89)	(60)	—	—
Other, net	(40)	71	(42)	8	(3)
INCOME BEFORE INCOME TAXES	739	880	67	(755)	931
Provision for income taxes	—	147	45	—	192
NET INCOME	$739	$733	$22	$(755)	$739
COMPREHENSIVE INCOME	$713	$732	$129	$(755)	$819

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,433	$4,229	$(136)	$16,526
OPERATING EXPENSES:
Salaries and employee benefits	39	4,764	1,321	—	6,124
Purchased transportation	—	2,459	1,560	(84)	3,935
Rentals and landing fees	2	684	189	(2)	873
Depreciation and amortization	1	670	115	—	786
Fuel	—	837	77	—	914
Maintenance and repairs	1	543	84	—	628
Intercompany charges, net	(114)	185	(71)	—	—
Other	71	1,596	791	(50)	2,408
	—	11,738	4,066	(136)	15,668
OPERATING INCOME	—	695	163	—	858
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,074	2	—	(2,076)	—
Interest, net	(137)	11	1	—	(125)
Other retirement plans income	—	141	2	—	143
Intercompany charges, net	140	(78)	(62)	—	—
Other, net	(3)	104	(103)	—	(2)
INCOME BEFORE INCOME TAXES	2,074	875	1	(2,076)	874
Provision for income taxes	—	(1,197)	(3)	—	(1,200)
NET INCOME	$2,074	$2,072	$4	$(2,076)	$2,074
COMPREHENSIVE INCOME	$2,051	$2,069	$107	$(2,076)	$2,151

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$37,685	$14,503	$(302)	$51,886
OPERATING EXPENSES:
Salaries and employee benefits	110	14,300	4,179	—	18,589
Purchased transportation	—	7,780	4,912	(126)	12,566
Rentals and landing fees	4	1,948	585	(4)	2,533
Depreciation and amortization	1	2,133	353	—	2,487
Fuel	—	2,708	237	—	2,945
Maintenance and repairs	1	1,874	271	(2)	2,144
Business realignment costs	4	—	—	—	4
Intercompany charges, net	(357)	(772)	1,129	—	—
Other	238	4,991	2,410	(171)	7,468
	1	34,962	14,076	(303)	48,736
OPERATING INCOME	(1)	2,723	427	1	3,150
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,509	145	—	(2,654)	—
Interest, net	(439)	44	2	—	(393)
Other retirement plans income	—	466	8	—	474
Intercompany charges, net	454	(335)	(119)	—	—
Other, net	(14)	18	(26)	—	(22)
INCOME BEFORE INCOME TAXES	2,509	3,061	292	(2,653)	3,209
Provision for income taxes	—	579	121	—	700
NET INCOME	$2,509	$2,482	$171	$(2,653)	$2,509
COMPREHENSIVE INCOME	$2,443	$2,514	$46	$(2,653)	$2,350

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$36,044	$12,445	$(353)	$48,136
OPERATING EXPENSES:
Salaries and employee benefits	112	13,713	3,852	—	17,677
Purchased transportation	—	6,836	4,600	(216)	11,220
Rentals and landing fees	4	1,951	577	(6)	2,526
Depreciation and amortization	1	1,958	334	—	2,293
Fuel	—	2,220	215	—	2,435
Maintenance and repairs	1	1,729	238	—	1,968
Intercompany charges, net	(325)	298	27	—	—
Other	207	4,664	2,333	(131)	7,073
	—	33,369	12,176	(353)	45,192
OPERATING INCOME	—	2,675	269	—	2,944
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	3,445	39	—	(3,484)	—
Interest, net	(396)	35	(2)	—	(363)
Other retirement plans income	—	424	12	—	436
Intercompany charges, net	403	(220)	(183)	—	—
Other, net	(7)	88	(103)	—	(22)
INCOME BEFORE INCOME TAXES	3,445	3,041	(7)	(3,484)	2,995
Provision for income taxes	—	(573)	123	—	(450)
NET INCOME	$3,445	$3,614	$(130)	$(3,484)	$3,445
COMPREHENSIVE INCOME	$3,385	$3,605	$(3)	$(3,484)	$3,503

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(109)	$3,136	$322	$(26)	$3,323
INVESTING ACTIVITIES
Capital expenditures	(3)	(3,359)	(395)	—	(3,757)
Proceeds from asset dispositions and other	(45)	86	21	—	62
CASH USED IN INVESTING ACTIVITIES	(48)	(3,273)	(374)	—	(3,695)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	220	—	—	—	220
Net transfers from (to) Parent	2	(31)	29	—	—
Payment on loan between subsidiaries	(29)	—	29	—	—
Intercompany dividends	—	114	(114)	—	—
Proceeds from debt issuances	2,463	—	—	—	2,463
Principal payments on debt	(750)	(117)	(7)	—	(874)
Proceeds from stock issuances	58	—	—	—	58
Dividends paid	(514)	—	—	—	(514)
Purchase of treasury stock	(1,365)	—	—	—	(1,365)
Other, net	—	127	(122)	—	5
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	85	93	(185)	—	(7)
Effect of exchange rate changes on cash	—	(9)	(5)	—	(14)
Net (decrease) increase in cash and cash equivalents	(72)	(53)	(242)	(26)	(393)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$1,413	$204	$1,296	$(41)	$2,872

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(3,537)	$4,664	$25	$10	$1,162
INVESTING ACTIVITIES
Capital expenditures	—	(3,746)	(248)	—	(3,994)
Business acquisitions, net of cash acquired	—	(44)	—	—	(44)
Proceeds from asset dispositions and other	(5)	23	3	—	21
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(5)	(3,767)	(245)	—	(4,017)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	797	—	—	—	797
Net transfers from (to) Parent	807	(895)	88	—	—
Payment on loan between subsidiaries	210	—	(210)	—	—
Proceeds from debt issuances	1,481	—	—	—	1,481
Principal payments on debt	—	(17)	(14)	—	(31)
Proceeds from stock issuances	284	—	—	—	284
Dividends paid	(402)	—	—	—	(402)
Purchase of treasury stock	(558)	—	—	—	(558)
Other, net	2	4	—	—	6
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	2,621	(908)	(136)	—	1,577
Effect of exchange rate changes on cash	(6)	61	43	—	98
Net (decrease) increase in cash and cash equivalents	(927)	50	(313)	10	(1,180)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$957	$375	$1,494	$(37)	$2,789

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation as of February 28, 2019, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended February 28, 2019 and February 28, 2018, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2019 and February 28, 2018, and the consolidated statements of changes in common stockholders’ investment for the three-month and nine-month periods ended February 28, 2019 and February 28, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 19, 2019

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

As discussed in our Annual Report, the FedEx Logistics, Inc. (“FedEx Logistics” (formerly FedEx Trade Networks, Inc.)) operating segment results are included in “Corporate, other and eliminations” in our segment reporting. Prior year amounts have been revised to conform to the current year presentation.

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenues and volumes. The line item “Other operating expenses” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), professional fees, insurance, uniforms and taxes and licenses.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$17,010	$16,526	3		$51,886	$48,136	8
Operating income (loss):
FedEx Express segment	370	317	17		1,357	1,238	10
FedEx Ground segment	577	614	(6)		1,830	1,716	7
FedEx Freight segment	97	49	98		421	322	31
Corporate, other and eliminations	(133)	(122)	(9)		(458)	(332)	(38)
Consolidated operating income	911	858	6		3,150	2,944	7
Operating margin:
FedEx Express segment	4.1%	3.5%	60	bp	4.9%	4.7%	20	bp
FedEx Ground segment	11.0%	12.7%	(170)	bp	12.0%	12.6%	(60)	bp
FedEx Freight segment	5.5%	3.0%	250	bp	7.5%	6.5%	100	bp
Consolidated operating margin	5.4%	5.2%	20	bp	6.1%	6.1%	—	bp
Consolidated net income	$739	$2,074	(64)		$2,509	$3,445	(27)
Diluted earnings per share	$2.80	$7.59	(63)		$9.41	$12.63	(25)

	Change in Revenue		Change in Operating Income
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(93)	$1,257	$53	$119
FedEx Ground segment	433	1,604	(37)	114
FedEx Freight segment	137	677	48	99
FedEx Services segment	5	35	—	—
Corporate, other and eliminations	2	177	(11)	(126)
	$484	$3,750	$53	$206

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

Overview

Consolidated operating income improved during the third quarter and nine months of 2019 primarily due to lower variable incentive compensation expenses, volume growth, the favorable net impact of fuel at all of our transportation segments and increased yields at FedEx Freight and FedEx Ground. Lower variable incentive compensation expenses benefited our results by approximately $350 million in the third quarter and the nine months of 2019. During the third quarter and nine months of 2019, softening global economic conditions negatively impacted international package volumes at FedEx Express. Lower weights in U.S. domestic package shipments at FedEx Express also negatively impacted our results. Compounding these factors, we also experienced a product mix shift to lower yielding services due in part to an increase in e-commerce traffic at FedEx Express. In addition, higher purchased transportation costs, resulting from increased contractor settlement rates at FedEx Ground and expanding the FedEx Ground network operations to six days year-round, starting in January 2019, negatively affected our results. Comparables for the nine months of 2019 are affected by the impact of the NotPetya cyberattack, which reduced earnings in the first half of 2018 by approximately $400 million ($1.14 per diluted share). Winter weather conditions in 2019 did not have a material effect on comparisons to 2018 for either the third-quarter or nine-month periods.

The comparison of net income between 2019 and 2018 is significantly affected by a provisional benefit of $1.15 billion ($4.21 per diluted share) attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”) recognized during the third quarter of 2018, specifically related to the remeasurement of our net U.S. deferred tax liability. Net income for the third quarter of 2019 includes tax benefits of $90 million ($0.34 per diluted share) from the reduction of a valuation allowance on certain tax loss carryforwards and $60 million ($0.23 per diluted share) primarily related to a lower statutory income tax rate under the TCJA. These items were partially offset by tax expense of $50 million ($0.19 per diluted share) related to a recently enacted lower tax rate in the Netherlands applied to our deferred tax balances. Additionally, we recognized an income tax benefit of approximately $230 million ($0.86 per diluted share) in the nine months of 2019, primarily related to a lower statutory income tax rate under the TCJA. Our results for the third quarter of 2018 included tax benefits of $204 million ($0.75 per diluted share) from a $1.5 billion contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in February 2018 and $165 million ($0.60 per diluted share) related to the phase-in of a reduced statutory tax rate on 2018 year-to-date earnings, of which approximately $120 million ($0.44 per diluted share) was recorded in the third quarter and attributable to the first half of 2018 earnings. See the “Income Taxes” section below for further information.

We incurred TNT Express integration expenses totaling $69 million ($55 million, net of tax, or $0.21 per diluted share) in the third quarter of 2019, a $37 million decrease from the third quarter of 2018. TNT Express integration expenses were $304 million ($243 million, net of tax, or $0.92 per diluted share) in the nine months of 2019, a $37 million decrease from the nine months of 2018. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses, and include any restructuring charges at TNT Express. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

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

Revenue

Revenues increased 3% in the third quarter and 8% in the nine months of 2019 due to higher volumes at all of our transportation segments and increased yields at FedEx Ground and FedEx Freight. At FedEx Ground, revenues increased 9% in the third quarter and 12% in the nine months of 2019 due to volume growth and increased yields. FedEx Freight revenues increased 8% in the third quarter and 14% in the nine months of 2019 due to higher revenue per shipment and average daily shipments. Revenues at FedEx Express decreased 1% in the third quarter of 2019 primarily due to lower international priority and international domestic package revenue. At FedEx Express, unfavorable exchange rates, lower base rates and decreased weights contributed to the decline in international revenue in the third quarter of 2019. Currency exchange rates had a negative impact on revenues at FedEx Express but did not have an impact on operating income in the third quarter of 2019. Revenues at FedEx Express increased 5% in the nine months of 2019 primarily due to U.S. domestic package volume growth and international package and freight volume recovery from the NotPetya cyberattack, partially offset by package yield declines. FedEx Express revenue during the third quarter and nine months of 2019 was negatively impacted by continued softness in international package volume growth resulting from weakening global economic conditions. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in the third quarter and nine months of 2019.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2019	2018	Change	2019	2018	Change
Operating expenses:
Salaries and employee benefits	$6,069	$6,124	(1)	$18,589	$17,677	5
Purchased transportation	4,253	3,935	8	12,566	11,220	12
Rentals and landing fees	874	873	—	2,533	2,526	—
Depreciation and amortization	851	786	8	2,487	2,293	8
Fuel	907	914	(1)	2,945	2,435	21
Maintenance and repairs	658	628	5	2,144	1,968	9
Business realignment costs(1)	4	—	NM	4	—	NM
Other	2,483	2,408	3	7,468	7,073	6
Total operating expenses	$16,099	$15,668	3	$48,736	$45,192	8
Operating income	$911	$858	6	$3,150	$2,944	7
(1)	Predominantly costs associated with our U.S.-based voluntary employee buyout program.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	35.7%	37.1%	35.8%	36.7%
Purchased transportation	25.0	23.8	24.2	23.3
Rentals and landing fees	5.1	5.3	4.9	5.2
Depreciation and amortization	5.0	4.7	4.8	4.8
Fuel	5.3	5.5	5.7	5.1
Maintenance and repairs	3.9	3.8	4.1	4.1
Business realignment costs(1)	0.0	—	0.0	—
Other	14.6	14.6	14.4	14.7
Total operating expenses	94.6	94.8	93.9	93.9
Operating margin	5.4%	5.2%	6.1%	6.1%
(1)	Predominantly costs associated with our U.S.-based voluntary employee buyout program.

Operating margin improved in the third quarter of 2019 primarily due to lower variable incentive compensation expenses, partially offset by higher operating costs in purchased transportation, driven by higher rates at FedEx Ground and FedEx Freight as well as expanding the FedEx Ground network operations to six days year-round, starting in January 2019. In addition, lower yields at FedEx Express negatively affected operating margin in the third quarter of 2019. Operating margin remained flat in the nine months of 2019 primarily due to increased revenue and lower variable incentive compensation expenses, offset by higher operating costs. An overall product mix shift at FedEx Express from international priority volume to international deferred volume, as well as continued softness in international volumes at FedEx Express resulting from weakening global economic conditions, negatively impacted operating margin during the third quarter and nine months of 2019.

Purchased transportation costs increased 8% in the third quarter and 12% in the nine months of 2019 primarily due to higher volumes at all of our transportation segments and increased rates, including fuel costs, at FedEx Ground and FedEx Freight, reflecting the inflationary impact of the tight labor market on our rates. Salaries and employee benefits expense decreased 1% in the third quarter of 2019 primarily due to lower variable incentive compensation expenses, partially offset by higher staffing to support volume growth and annual merit increases. Salaries and employee benefits expense increased 5% in the nine months of 2019 primarily due to higher staffing and merit increases, partially offset by lower variable incentive compensation expenses. Depreciation and amortization expense increased 8% in the third quarter and nine months of 2019 primarily due to continued investment in aircraft and related equipment at FedEx Express. Maintenance and repairs expense increased 5% in the third quarter and 9% in the nine months of 2019 primarily due to increased aircraft engine maintenance expense at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 1% in the third quarter of 2019 primarily due to decreased fuel prices at FedEx Express, offset by higher mileage at FedEx Freight. Fuel expense increased 21% in the nine months of 2019 primarily due to increased fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarters of 2019 and 2018 in the accompanying discussion of each of our transportation segments.

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

We routinely review our fuel surcharges. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services and at FedEx Ground. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express and FedEx Ground.

The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2019 as higher fuel surcharges more than offset increased fuel prices.

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

Income Taxes

Our effective tax rate was 20.6% for the third quarter and 21.8% for the nine months of 2019, compared with (137.3)% for the third quarter and (15.0)% for the nine months of 2018. The 2019 tax rates include a benefit of $90 million from the reduction of a valuation allowance on certain tax loss carryforwards and an expense of $50 million from the impact on our deferred taxes attributable to a recently enacted lower tax rate in the Netherlands. The 2019 tax rates were also favorably impacted by the TCJA, which resulted in benefits of approximately $60 million during the third quarter and $230 million for the nine months of 2019, primarily from the lower statutory tax rate on fiscal 2019 earnings. The tax rate for the nine months of 2019 also benefited by approximately $60 million from accelerated deductions claimed on our 2018 U.S. income tax return. The 2018 tax rates were favorably impacted by a provisional benefit of $1.15 billion from the remeasurement of our net U.S. deferred tax liability and a provisional benefit of $36 million from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings. In addition to these provisional amounts, we recognized a $204 million benefit from a $1.5 billion contribution to our U.S. Pension Plans in February 2018 and $165 million related to the phase-in of a reduced statutory tax rate on 2018 year-to-date earnings, of which approximately $120 million was recorded in the third quarter and attributable to the first half of 2018 earnings.

On January 15, 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $225 million ($0.94 per diluted share) benefit in 2018 (the “2018 Benefit”). Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the 2018 Benefit.

During the third quarter of 2019, we completed our accounting for the tax effects of the TCJA. No additional adjustments were made during the quarter. As a result, the only adjustment to the amounts initially recorded on a provisional basis in 2018 was a tax expense of $4 million recognized in the second quarter of 2019 as a revision of the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

The TCJA, enacted during the third quarter of fiscal 2018, significantly changed the U.S. corporate income tax system including, among other things, lowering the statutory federal income tax rate from 35% to 21%. Due to our May 31 fiscal year-end, the lower rate was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for subsequent years.

The following table provides a reconciliation of the 2018 effective tax rates to the 2019 effective tax rates, including the impacts of the TCJA, for the periods ended February 28:

	Three Months Ended	Nine Months Ended
2018 Effective Tax Rate(a)	(137.3)%	(15.0)%
Remeasurement of net U.S. deferred tax liability in 2018	131.5	38.5
Effect of February 2018 pension contribution(b)	23.3	6.8
Lower statutory tax rate on first-half 2018 earnings (35% to 29.2%)(c)	12.5	—
Reduction of valuation allowance on tax loss carryforwards in 2019	(10.3)	(3.0)
Lower statutory tax rate on 2019 earnings (29.2% to 21%)(c)	(7.6)	(7.6)
Remeasurement of net Dutch deferred tax asset in 2019	5.3	1.5
Transition tax provisional benefit in 2018	4.1	1.2
Foreign tax credits on foreign dividends in 2018	1.2	2.9
Accelerated deductions claimed in 2019 on the 2018 U.S. income tax return	—	(1.8)
Other, net(d)	(2.1)	(1.7)
2019 Effective Tax Rate(a)	20.6%	21.8%
(a)	2018 includes a blended U.S. statutory federal income tax rate of 29.2% while 2019 includes the fully phased-in rate of 21%.
(b)	The benefit is from the pension contribution deducted on our 2017 tax return at a tax rate of 35%.
(c)

Due to our May 31 fiscal year-end, the TCJA’s lower U.S. statutory federal income tax rate that went into effect on December 22, 2017 was phased in resulting in a rate of 29.2% for 2018 and a rate of 21% for subsequent years.

(d)

The 2018 tax rates were negatively impacted by the effect of the NotPetya cyberattack, costs incurred in connection with the integration of foreign operations of FedEx Express and TNT Express, changes in uncertain tax positions and tax rate impacts on changes in deferred tax items after the TCJA enactment, and were favorably impacted from tax benefits from share-based payments.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2016 and 2017 tax years. In addition, we have initiated appeals proceedings with respect to the IRS’s proposed audit adjustment for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The impact of any changes is not expected to be material to our consolidated financial statements. As of February 28, 2019, there were no material changes to our liabilities for unrecognized tax benefits subsequent to May 31, 2018.

Business Realignment Costs

In December 2018, we announced cost-reduction programs primarily through initiatives at FedEx Express and FedEx Services in response to current business and economic conditions that include the following:

•	A U.S.-based voluntary employee buyout program for eligible employees;
•	Limited hiring in staff functions; and
•	Reductions in discretionary spending.

During the third quarter of 2019, we began offering voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The U.S.-based voluntary employee buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance payment calculated based on four weeks of gross base salary for every year of continuous FedEx service up to a maximum payment of two years of pay. Eligible employees will be scheduled to vacate positions in phases to ensure a smooth transition in the impacted functions so that we maintain service levels to our customers. Employees in the first phase will vacate their positions on May 31, 2019, and we expect all employees who accept the buyout to vacate their positions by the end of 2020. Costs of the benefits provided under the program will be recognized as special termination benefits in the period employees accept their offers, which is expected to be predominantly in the fourth quarter of 2019.

We incurred costs of approximately $4 million ($3 million, net of tax, or $0.01 per diluted share) during the third quarter of 2019 associated with our business realignment activities. These costs related to certain employee severance arrangements and other external costs directly attributable to our business realignment activities, such as professional fees. We expect the 2019 pre-tax cost of our business realignment activities, including the U.S.-based voluntary employee buyout program, to range from $450 million to $575 million in pre-tax cash expenditures, but actual costs will depend on acceptance rates. Severance payments will be made at the time of departure. Additional costs are expected to be incurred beyond 2019, primarily related to professional fees. We expect savings from our business realignment activities to be between $225 million to $275 million in 2020.

Outlook

We expect continued revenue and earnings growth at FedEx Freight in the fourth quarter of 2019 to be driven by volume and yield growth. While FedEx Ground revenue growth is expected to remain strong in the fourth quarter of 2019, higher operating costs are expected to continue to negatively impact results, as we continue to focus on growing volumes to fill the capacity of our new six-day network. While the launch of six-day operations will continue to be a modest headwind, we believe it will allow for the more efficient use of our existing assets, which ultimately will drive improved performance and enhance our competitive position. At FedEx Ground and FedEx Freight, we will continue to concentrate on operational improvement programs for the remainder of 2019 that are designed to increase operational efficiency and safety, enhance service offerings to our customers and manage our cost structure. We expect earnings to decrease at FedEx Express in the fourth quarter of 2019 due to lower yields and continued softness in international package volumes resulting from slowing global economic conditions, particularly in Asia and Europe. As a response to these negative business trends, we are implementing revenue-quality enhancement and cost-reduction actions; however, the full benefits of these actions will not be realized immediately.

Our expectations for the remainder of 2019 are dependent on key external factors, including fuel prices, moderate U.S. domestic economic growth and no further weakening in international economic conditions from our current forecast.

We continue to execute our TNT Express integration plans. The integration process is complex as it spans over 200 countries and territories and involves combining our pickup-and-delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems. We have completed the operational integration in the U.S., Canada and Middle East, and expect to have the sales forces substantially integrated by the end of 2019. The sales force integration will allow both the FedEx Express and TNT Express sales teams to sell our full suite of services to customers.

A significant milestone in the integration includes key projects that enable the injection of FedEx Express shipments into the TNT Express European road network. This integration milestone will allow FedEx Express customers to benefit from transit time improvements for their intra-European shipments. We began rolling out this service in Europe in February 2019 and expect to have this service improvement completed in June 2019. In addition, by the end of 2020, we expect to complete projects across our European hub and station locations that will allow interoperability between networks for both FedEx Express and TNT Express packages, which will further lower costs as the related FedEx Express linehaul operations are optimized.

In 2019, we have begun the operational network integration process for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. While we expect to make significant progress on integration activities in 2020, particularly in Europe, integration work will continue into 2021.

We currently estimate integration program expenses to exceed $1.5 billion through 2021 and we may incur additional costs related to investments that will further transform and optimize the combined business. The timing and amount of integration expenses and other investments in any future period may change as we revise and implement our plans. We expect to incur approximately $435 million of integration expenses in 2019, down from our previous estimate of $450 million.

Other Outlook Matters. For details on key 2019 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of February 28, 2019, over two-thirds of FedEx Ground volume was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

Also included in corporate and other is the FedEx Logistics operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc.; integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”); time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc. (“FedEx Forward Depots”). In the third quarter and nine months of 2019, the operating loss increase in “Corporate, other and eliminations” was driven primarily by FedEx Logistics resulting from operating losses, the inclusion of FedEx Forward Depots following the realignment of FedEx Logistics and lower transportation volumes due to weakness in the global economy. In addition, costs incurred in connection with the settlement of a legal matter involving FedEx Ground, including certain professional fees, negatively impacted our results during the nine months of 2019.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues:
Package:
U.S. overnight box	$1,844	$1,836	—		$5,678	$5,373	6
U.S. overnight envelope	433	435	—		1,345	1,317	2
U.S. deferred	1,119	996	12		3,131	2,796	12
Total U.S. domestic package revenue	3,396	3,267	4		10,154	9,486	7
International priority	1,738	1,841	(6)		5,508	5,469	1
International economy	806	793	2		2,541	2,378	7
Total international export package revenue	2,544	2,634	(3)		8,049	7,847	3
International domestic(1)	1,078	1,140	(5)		3,412	3,424	—
Total package revenue	7,018	7,041	—		21,615	20,757	4
Freight:
U.S.	772	739	4		2,294	2,040	12
International priority	477	532	(10)		1,574	1,527	3
International economy	495	492	1		1,568	1,354	16
International airfreight	76	93	(18)		244	276	(12)
Total freight revenue	1,820	1,856	(2)		5,680	5,197	9
Other	167	201	(17)		536	620	(14)
Total revenues	9,005	9,098	(1)		27,831	26,574	5
Operating expenses:
Salaries and employee benefits	3,389	3,493	(3)		10,303	10,046	3
Purchased transportation	1,267	1,285	(1)		3,928	3,773	4
Rentals and landing fees	504	526	(4)		1,448	1,502	(4)
Depreciation and amortization	456	423	8		1,341	1,248	7
Fuel	771	782	(1)		2,515	2,088	20
Maintenance and repairs	433	419	3		1,449	1,323	10
Intercompany charges	505	536	(6)		1,571	1,547	2
Other	1,310	1,317	(1)		3,919	3,809	3
Total operating expenses	8,635	8,781	(2)		26,474	25,336	4
Operating income	$370	$317	17		$1,357	$1,238	10
Operating margin	4.1%	3.5%	60	bp	4.9%	4.7%	20	bp

(1)	International domestic revenues relate to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	37.6%	38.4%	37.0%	37.8%
Purchased transportation	14.1	14.1	14.1	14.2
Rentals and landing fees	5.6	5.8	5.2	5.6
Depreciation and amortization	5.1	4.6	4.8	4.7
Fuel	8.6	8.6	9.1	7.9
Maintenance and repairs	4.8	4.6	5.2	5.0
Intercompany charges	5.6	5.9	5.6	5.8
Other	14.5	14.5	14.1	14.3
Total operating expenses	95.9	96.5	95.1	95.3
Operating margin	4.1%	3.5%	4.9%	4.7%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2019	2018	Change	2019	2018	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,307	1,315	(1)	1,282	1,249	3
U.S. overnight envelope	524	541	(3)	536	548	(2)
U.S. deferred	1,224	1,026	19	1,071	946	13
Total U.S. domestic ADV	3,055	2,882	6	2,889	2,743	5
International priority	530	537	(1)	537	532	1
International economy	289	266	9	289	265	9
Total international export ADV	819	803	2	826	797	4
International domestic(1)	2,410	2,467	(2)	2,491	2,473	1
Total ADV	6,284	6,152	2	6,206	6,013	3
Revenue per package (yield):
U.S. overnight box	$22.75	$22.53	1	$23.32	$22.64	3
U.S. overnight envelope	13.31	12.97	3	13.21	12.64	5
U.S. deferred	14.76	15.66	(6)	15.38	15.56	(1)
U.S. domestic composite	17.93	18.29	(2)	18.50	18.20	2
International priority	52.95	55.25	(4)	54.01	54.10	—
International economy	44.94	48.01	(6)	46.28	47.24	(2)
International export composite	50.12	52.85	(5)	51.31	51.82	(1)
International domestic(1)	7.21	7.45	(3)	7.21	7.29	(1)
Composite package yield	18.01	18.46	(2)	18.33	18.17	1
Freight Statistics
Average daily freight pounds:
U.S.	8,905	8,757	2	8,705	8,311	5
International priority	5,030	5,389	(7)	5,326	5,302	—
International economy	14,067	13,209	6	14,292	12,215	17
International airfreight	1,615	1,951	(17)	1,697	1,982	(14)
Total average daily freight pounds	29,617	29,306	1	30,020	27,810	8
Revenue per pound (yield):
U.S.	$1.40	$1.36	3	$1.39	$1.29	8
International priority	1.53	1.60	(4)	1.56	1.52	3
International economy	0.57	0.60	(5)	0.58	0.58	—
International airfreight	0.76	0.77	(1)	0.76	0.73	4
Composite freight yield	0.99	1.02	(3)	1.00	0.98	2

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 1% in the third quarter of 2019 primarily due to lower international package yields driven by unfavorable exchange rates, lower base rates and decreased weights. Currency exchange rates had a negative impact on revenues but did not have an impact on operating income in the third quarter of 2019. In addition, lower U.S. domestic package yields due to decreased weight and increased deferred volume contributed to the decline in the third quarter of 2019. U.S. domestic package volume growth partially offset these negative impacts. FedEx Express segment revenues increased 5% in the nine months of 2019 primarily due to U.S. domestic package volume growth and international package and freight volume recovery from the NotPetya cyberattack. Continued softness in international package volumes resulting from weakening global economic conditions negatively impacted revenues for the third quarter and nine months of 2019. Higher fuel surcharges positively impacted revenue in both the third quarter and the nine months of 2019.

U.S. domestic package average daily volumes increased 6% in the third quarter and 5% in the nine months of 2019 driven by deferred services, as e-commerce continues to drive growth. U.S. domestic package yields decreased 2% in the third quarter of 2019 primarily due to base yield declines driven by lower package weights and increased deferred volume. U.S. domestic package yields increased 2% in the nine months of 2019 driven primarily by higher fuel surcharges. Average daily freight pounds increased 1% in the third quarter and 8% in the nine months of 2019 primarily due to higher volume in international freight services, reflecting recovery from the NotPetya cyberattack and an overall product mix shift from package to freight. Freight yields decreased 3% in the third quarter of 2019 primarily due to unfavorable exchange rates, partially offset by higher fuel surcharges. Freight yields increased 2% in the nine months of 2019 primarily due to higher fuel surcharges on U.S. domestic freight services. International export average daily volumes increased 2% in the third quarter and 4% in the nine months of 2019 primarily due to the recovery from the NotPetya cyberattack. However, international package volume growth has slowed across most regions, as discussed above. International export package yields decreased 5% in the third quarter and 1% in the nine months of 2019 driven by base yield declines and unfavorable exchange rates, partially offset by higher fuel surcharges.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
U.S. Domestic and Outbound Fuel Surcharge:
Low	5.47%	5.05%	5.47%	2.21%
High	8.23	5.91	10.80	5.91
Weighted-average	6.21	5.56	7.32	4.31
International Fuel Surcharges:
Low	6.22	6.25	6.22	3.38
High	17.88	15.87	18.82	15.87
Weighted-average	14.89	12.24	16.05	10.53

Effective January 7, 2019, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. On January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services.

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 17% in the third quarter of 2019 due to lower variable incentive compensation expenses, the favorable net impact of fuel and volume growth, partially offset by lower package yields. FedEx Express segment operating income increased 10% in the nine months of 2019 due to the favorable net impact of fuel, higher revenues and lower variable incentive compensation expenses, partially offset by higher operating costs in salaries and employee benefits, purchased transportation, maintenance and repairs and depreciation and amortization. Lower variable incentive compensation expenses benefited operating margin and operating income by approximately $200 million in the third quarter and the nine months of 2019. An overall product mix shift from international package volume to international freight volume, growth in deferred services driven by e-commerce and continued softness in international volumes partially offset the operating income and operating margin increases in the third quarter and nine months of 2019. The NotPetya cyberattack discussed above drove lower results in the nine months of 2018.

FedEx Express segment results included approximately $56 million of TNT Express integration expenses in the third quarter and $257 million of such expenses in the nine months of 2019, a $30 million decrease from the third quarter and a $13 million decrease from the nine months of 2018.

Salaries and employee benefits expense decreased 3% in the third quarter of 2019 primarily due to lower variable incentive compensation expenses. Salaries and employee benefits increased 3% in the nine months of 2019 primarily due to merit increases and higher staffing to support volume growth, partially offset by lower variable incentive compensation expenses and favorable exchange rates. Purchased transportation expense decreased 1% in the third quarter of 2019 primarily due to favorable exchange rates, partially offset by higher volume. Purchased transportation expense increased 4% in the nine months of 2019 primarily due to higher volume, partially offset by favorable exchange rates. Maintenance and repairs expense increased 3% in the third quarter and 10% in the nine months of 2019 primarily due to increased aircraft engine maintenance expense. Depreciation and amortization expense increased 8% in the third quarter and 7% in the nine months of 2019 primarily due to continued investment in aircraft and related equipment. Intercompany charges expense declined 6% in the third quarter of 2019 due to lower variable incentive compensation expenses and spending controls at FedEx Services.

Fuel expense decreased 1% in the third quarter of 2019 due to decreased fuel prices. Fuel expense increased 20% in the nine months of 2019 due to higher fuel prices. The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$5,261	$4,828	9		$15,202	$13,598	12
Operating expenses:
Salaries and employee benefits	874	799	9		2,570	2,246	14
Purchased transportation	2,466	2,154	14		6,870	5,944	16
Rentals	204	192	6		595	566	5
Depreciation and amortization	185	177	5		538	504	7
Fuel	4	4	—		11	10	10
Maintenance and repairs	86	75	15		247	227	9
Intercompany charges	371	374	(1)		1,162	1,099	6
Other	494	439	13		1,379	1,286	7
Total operating expenses	4,684	4,214	11		13,372	11,882	13
Operating income	$577	$614	(6)		$1,830	$1,716	7
Operating margin	11.0%	12.7%	(170)	bp	12.0%	12.6%	(60)	bp
Average daily package volume	9,550	8,993	6		8,992	8,408	7
Revenue per package (yield)	$8.87	$8.64	3		$8.88	$8.49	5

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	16.6%	16.5%	16.9%	16.5%
Purchased transportation	46.9	44.6	45.2	43.7
Rentals	3.9	4.0	3.9	4.2
Depreciation and amortization	3.5	3.7	3.5	3.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.6	1.6	1.6	1.7
Intercompany charges	7.0	7.7	7.7	8.1
Other	9.4	9.1	9.1	9.4
Total operating expenses	89.0	87.3	88.0	87.4
Operating margin	11.0%	12.7%	12.0%	12.6%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 9% in the third quarter and 12% in the nine months of 2019 due to volume growth and increased yields. Average daily volume increased 6% in the third quarter and 7% in the nine months of 2019 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields increased 3% in the third quarter and 5% in the nine months of 2019 primarily due to by higher fuel surcharges, product mix and base yields.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Low	6.50%	5.30%	6.25%	4.00%
High	7.50	5.80	7.75	5.80
Weighted-average	6.84	5.50	6.86	5.00

Effective January 7, 2019, FedEx Ground announced a 4.9% average list price increase. On January 1, 2018, FedEx Ground implemented a 4.9% average list price increase. In addition, as announced on September 18, 2017, dimensional weight pricing applies to the majority of FedEx SmartPost shipments effective January 22, 2018.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 6% in the third quarter of 2019 due to higher operating costs driven by higher purchased transportation, resulting from increased contractor settlement rates and expanding the operations of the FedEx Ground network to six days per week year-round starting in January 2019, staffing and network expansion costs. Higher revenues and the favorable net impact of fuel partially offset these factors. Higher operating costs also contributed to the operating margin decline in the third quarter and nine months of 2019. FedEx Ground segment operating income increased 7% in the nine months of 2019 due to volume growth, increased yields and the favorable net impact of fuel. In addition, lower variable incentive compensation expenses benefited operating income by approximately $75 million in the third quarter and nine months of 2019.

Purchased transportation expense increased 14% in the third quarter and 16% in the nine months of 2019 primarily due to higher volumes, increased contractor settlement rates and expanding to six-day operations year-round. Higher fuel costs also contributed to an increase in purchased transportation expense in the nine months of 2019. Salaries and employee benefits expense increased 9% in the third quarter and 14% in the nine months of 2019 primarily due to additional staffing to support volume growth, merit increases and network expansion, partially offset by lower variable incentive compensation expenses.

The net impact of fuel had a moderate benefit to operating income in the third quarter and nine months of 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

For additional information on the FedEx Ground ISP model, see “Other Outlook Matters” under Consolidated Results of this MD&A.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$1,750	$1,613	8		$5,627	$4,950	14
Operating expenses:
Salaries and employee benefits	865	816	6		2,712	2,429	12
Purchased transportation	213	204	4		722	610	18
Rentals	45	41	10		129	114	13
Depreciation and amortization	88	76	16		242	216	12
Fuel	131	127	3		418	336	24
Maintenance and repairs	53	52	2		178	167	7
Intercompany charges	128	129	(1)		403	381	6
Other	130	119	9		402	375	7
Total operating expenses	1,653	1,564	6		5,206	4,628	12
Operating income	$97	$49	98		$421	$322	31
Operating margin	5.5%	3.0%	250	bp	7.5%	6.5%	100	bp
Average daily shipments (in thousands):
Priority	73.2	69.7	5		78.7	73.5	7
Economy	32.7	30.6	7		34.3	31.5	9
Total average daily shipments	105.9	100.3	6		113.0	105.0	8
Weight per shipment (lbs):
Priority	1,210	1,232	(2)		1,211	1,205	—
Economy	1,106	1,133	(2)		1,050	1,144	(8)
Composite weight per shipment	1,178	1,202	(2)		1,162	1,187	(2)
Revenue per shipment:
Priority	$253.35	$242.49	4		$249.78	$233.31	7
Economy	308.44	295.31	4		299.17	285.99	5
Composite revenue per shipment	$270.82	$259.20	4		$264.89	$249.32	6
Revenue per hundredweight:
Priority	$20.94	$19.67	6		$20.63	$19.37	7
Economy	27.89	26.07	7		28.48	24.99	14
Composite revenue per hundredweight	$22.99	$21.56	7		$22.79	$21.01	8

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	49.4%	50.6%	48.2%	49.1%
Purchased transportation	12.2	12.7	12.8	12.3
Rentals	2.6	2.5	2.3	2.3
Depreciation and amortization	5.0	4.7	4.3	4.3
Fuel	7.5	7.9	7.4	6.8
Maintenance and repairs	3.0	3.2	3.2	3.4
Intercompany charges	7.3	8.0	7.2	7.7
Other	7.5	7.4	7.1	7.6
Total operating expenses	94.5	97.0	92.5	93.5
Operating margin	5.5%	3.0%	7.5%	6.5%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 8% in the third quarter and 14% in the nine months of 2019 due to higher revenue per shipment and average daily shipments. Revenue per shipment increased 4% in the third quarter and 6% in the nine months of 2019 primarily due to higher base rates driven by our ongoing yield management initiatives and higher fuel surcharges. Average daily shipments increased 6% in the third quarter and 8% in the nine months of 2019 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2019	2018	2019	2018
Low	23.40%	23.10%	23.40%	20.90%
High	24.60	24.00	25.60	24.00
Weighted-average	23.77	23.59	24.62	22.46

Effective January 7, 2019, FedEx Freight announced a 5.9% average list price increase in certain U.S. and other shipping rates. On January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 98% and operating margin improved 250 basis points in the third quarter of 2019. Additionally, FedEx Freight segment operating income increased 31% and operating margin improved 100 basis points in the nine months of 2019. These positive results were achieved primarily by higher revenue per shipment. In addition, lower variable incentive compensation expenses benefited operating income by approximately $40 million in the third quarter and nine months of 2019.

Salaries and employee benefits expense increased 6% in the third quarter and 12% in the nine months of 2019 reflecting higher staffing levels to support volume growth and merit increases, partially offset by lower variable incentive compensation expenses. Purchased transportation expense increased 4% in the third quarter and 18% in the nine months of 2019 due to increased rates and higher volumes. Higher fuel costs also contributed to an increase in purchased transportation expense in the nine months of 2019.

Fuel expense increased 3% in the third quarter of 2019 primarily due to higher mileage. Fuel expense increased 24% in the nine months of 2019 primarily due to higher fuel prices. The net impact of fuel had a moderate benefit to operating income in the third quarter of 2019 and a significant benefit to operating income in the nine months of 2019 as higher fuel surcharges more than offset increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.9 billion at February 28, 2019, compared to $3.3 billion at May 31, 2018. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2019	2018
Operating activities:
Net income	$2,509	$3,445
Noncash charges and credits	3,099	1,691
Changes in assets and liabilities	(2,285)	(3,974)
Cash provided by operating activities	3,323	1,162
Investing activities:
Capital expenditures	(3,757)	(3,994)
Business acquisitions, net of cash acquired	—	(44)
Proceeds from asset dispositions and other	62	21
Cash used in investing activities	(3,695)	(4,017)
Financing activities:
Proceeds from short-term borrowings, net	220	797
Proceeds from debt issuances	2,463	1,481
Principal payments on debt	(874)	(31)
Proceeds from stock issuances	58	284
Dividends paid	(514)	(402)
Purchase of treasury stock	(1,365)	(558)
Other	5	6
Cash (used in) provided by financing activities	(7)	1,577
Effect of exchange rate changes on cash	(14)	98
Net decrease in cash and cash equivalents	$(393)	$(1,180)
Cash and cash equivalents at the end of period	$2,872	$2,789

Cash flows from operating activities increased $2.2 billion in the nine months of 2019 due to lower pension contributions, higher net income and decreased tax payments, partially offset by higher variable incentive compensation payments. Capital expenditures decreased slightly during the nine months of 2019 primarily due to lower spending related to facilities, equipment and vehicles at FedEx Ground, as well as lower spending on aircraft and related equipment at FedEx Express, partially offset by increased spending related to facilities and equipment at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2019 and 2018.

During the third quarter of 2019, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement, comprised of €640 million of 0.7% fixed-rate notes due in May 2022 and $500 million of 3.4% fixed-rate notes due in January 2022. We will use the net proceeds to pay the €500 million aggregate principal amount of floating rate notes due at maturity on April 11, 2019, and for general corporate purposes.

During the second quarter of 2019, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 4.20% fixed-rate notes due in October 2028 and $850 million of 4.95% fixed-rate notes due in October 2048. Interest on these notes is paid semi-annually. We used the net proceeds to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, and for general corporate purposes.

During the third quarter of 2019, we issued commercial paper to provide us with additional short-term liquidity. As of February 28, 2019, we had $225 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors approved a share repurchase program of up to 25 million shares. During the third quarter of 2019, we repurchased 0.6 million shares of FedEx common stock at an average price of $168.43 per share for a total of $93 million. During the nine months of 2019, we repurchased 6.0 million shares of FedEx common stock at an average price of $227.42 per share for a total of $1.4 billion. As of February 28, 2019, 5.7 million shares remained under the current share repurchase authorization. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change
					2019/2018
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2019	2018	2019	2018	Ended	Ended
Aircraft and related equipment	$397	$591	$1,472	$1,631	(33)	(10)
Package handling and ground support equipment	167	207	584	621	(19)	(6)
Vehicles	206	237	640	748	(13)	(14)
Information technology	182	116	515	378	57	36
Facilities and other	171	221	546	616	(23)	(11)
Total capital expenditures	$1,123	$1,372	$3,757	$3,994	(18)	(6)

FedEx Express segment	$673	$858	$2,364	$2,312	(22)	2
FedEx Ground segment	137	221	566	936	(38)	(40)
FedEx Freight segment	177	198	403	397	(11)	2
FedEx Services segment	127	87	387	306	46	26
Other	9	8	37	43	13	(14)
Total capital expenditures	$1,123	$1,372	$3,757	$3,994	(18)	(6)

Capital expenditures decreased slightly during the nine months of 2019 primarily due to lower spending related to facilities, equipment and vehicles at FedEx Ground, as well as lower spending on aircraft and related equipment at FedEx Express, partially offset by increased spending related to facilities and equipment at FedEx Express.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions, TNT Express integration expenses and business realignment activities (including the U.S.-based voluntary employee buyout program). Our cash and cash equivalents balance at February 28, 2019 includes $1.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.6 billion in 2019, and include spending for aircraft modernization at FedEx Express and spending on facilities and sort equipment, primarily at FedEx Express and FedEx Ground. We invested $1.5 billion in aircraft and related equipment in the nine months of 2019 and expect to invest an additional $0.6 billion for aircraft and related equipment during the remainder of 2019. In addition, over the next several years, we will be investing a total of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and a total of approximately $1.0 billion to modernize the FedEx Express Memphis World Hub. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2019. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

During the nine months of 2019, we made voluntary contributions totaling $1.0 billion to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans during the fourth quarter of 2019. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 28, 2019. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at February 28, 2019. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2019 (1)	2020	2021	2022	2023	Thereafter	Total
Operating activities:
Operating leases	$597	$2,344	$2,126	$1,913	$1,682	$8,974	$17,636
Non-capital purchase obligations and other	397	873	662	476	309	2,952	5,669
Interest on long-term debt	126	621	609	609	580	10,510	13,055
Investing activities:
Aircraft and related capital commitments	396	1,930	2,186	1,808	1,529	656	8,505
Other capital purchase obligations	48	28	25	23	23	6	153
Financing activities:
Debt	569	967	—	1,226	1,600	13,957	18,319
Total	$2,133	$6,763	$5,608	$6,055	$5,723	$37,055	$63,337

(1)	Cash obligations for the remainder of 2019.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information on such purchase orders.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at February 28, 2019.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($124 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($38 million) is excluded from the table.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, spare engines, vehicles, facilities, computers and other equipment.

We had $965 million in deposits and progress payments as of February 28, 2019 on aircraft purchases and other planned aircraft-related transactions.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2019, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

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

•	the impact of the United Kingdom’s vote to leave the European Union and the terms of the United Kingdom’s withdrawal, if it ultimately occurs;

•	damage to our reputation or loss of brand equity;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenues and market share;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, and policies, which could be unfavorable to our business, including regulatory actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo and other security or safety requirements, the use of new technology and tax, accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention, labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•

future guidance, regulations, interpretations, or challenges to our tax positions relating to the TCJA and our ability to defend our interpretations and realize the benefits of certain provisions of the TCJA;

•

our ability to effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets;

•	our ability to successfully implement our cost-reduction initiatives and productivity enhancements;

•

the acceptance rate of the U.S.-based voluntary cash buyout offers and the timing of such acceptances, and our ability to realize the expected savings from the U.S.-based voluntary employee buyout program;

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021), with the union elected in 2015 to represent drivers at a FedEx Freight, Inc. facility in the U.S., and with the union certified in 2019 to represent owner-drivers at a FedEx Freight, Inc. facility in Canada;

•

the impact of technology developments on our operations and on demand for our services, and our ability to successfully mitigate unique operational and regulatory risks relating to such developments and continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2019, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Brazilian real and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2019, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2018, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report (under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition”) in response to Part I, Item 1A of Form 10-K, as updated by our quarterly reports on Form 10-Q.

The United Kingdom’s vote to leave the European Union could adversely impact our business, results of operations and financial condition. There is substantial uncertainty surrounding the United Kingdom’s 2016 vote to leave the European Union (“Brexit”), which is scheduled for March 29, 2019. Any impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the European Union. The ongoing uncertainty within the United Kingdom’s government and Parliament on the status of a withdrawal agreement with the European Union sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which would likely cause significant market and economic disruption and negatively impact customer experience and service quality, and could depress the demand for our services.

Even if an agreement setting forth the terms of the United Kingdom’s withdrawal from the European Union is approved, the withdrawal could result in a global economic downturn. The United Kingdom also could lose access to the single European Union market and to the global trade deals negotiated by the European Union on behalf of its members, depressing trade between the United Kingdom and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound.

Our autonomous delivery strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks. We recently announced the development through a partnership of an autonomous delivery device designed to help retailers make same-day and last-mile deliveries to their customers. Autonomous delivery is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. This aspect of our business strategy is subject to a variety of risks inherent with the development of new technologies, including: the ability to continue to develop autonomous delivery software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to autonomous technologies than we do.

In addition, we face risks related to the commercial deployment of autonomous delivery devices on our targeted timeline or at all, including consumer acceptance, achievement of adequate safety and other performance standards and compliance with uncertain, evolving and potentially conflicting federal and state regulations. To the extent accidents, cybersecurity breaches or other adverse events associated with our autonomous delivery devices occur, we could be subject to liability, government scrutiny, further regulation and reputational damage. Any of the foregoing could adversely impact our results of operations, financial condition and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2019:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Dec. 1-31, 2018	100,000	$156.50	100,000	6,192,200
Jan. 1-31, 2019	305,000	166.48	305,000	5,887,200
Feb. 1-28, 2019	150,000	180.37	150,000	5,737,200
Total	555,000	$168.43	555,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 18, 2019, 5.6 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export controls and sanctions laws, rules and regulations. We recently identified the shipments described below involving P2P Mailing Limited (“P2P”), an e-commerce transportation solutions company that FedEx acquired in March 2018. P2P is based in the United Kingdom and organized under the laws of England and Wales. These shipments were not made in accordance with our internal policies and procedures and require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act.

P2P provides customers with unique low-cost international transportation solutions, leveraging its relationships with private, postal, retail and clearance providers in over 200 countries and territories. Its technology and processes provide plug-and-play options with carrier networks and customer systems. It recently came to our attention that from the date FedEx acquired P2P in March 2018 through early February 2019, P2P facilitated the shipment into Iran of approximately 120 packages through its TrakPak service offering and approximately 960 packages through its Untrak service offering. All of P2P’s customers that shipped packages to Iran sell consumer goods. The aggregate gross revenue for these shipments was £16,067 (approximately $21,300) and the aggregate profit was £5,083 (approximately $6,700). In the case of the TrakPak shipments, one of P2P’s vendors used Iran Air, an entity identified by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) as owned or controlled by the Government of Iran (“GoI”), to move the shipments from the United Kingdom into Iran. Because all of the shipments in question were postal shipments, Iran Post, an entity FedEx understands to be owned or controlled by the GoI, provided the last-mile delivery for both the TrakPak and Untrak shipments after they arrived in Iran. P2P did not directly contract with, provide payment to or otherwise transact with Iran Air or Iran Post.

P2P does not intend to continue this activity. Promptly upon learning of these shipments, we put in place a mechanism designed to prevent shipments into Iran through P2P’s service offerings, and P2P has not facilitated any such shipments since that time. Additionally, we have implemented enhanced controls, procedures and other measures to ensure P2P’s compliance with our export controls and economic sanctions programs.

We have made an initial notification of voluntary self-disclosure to OFAC and will perfect the disclosure at the appropriate time. We intend to fully cooperate with OFAC regarding these matters.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 7, dated as of January 16, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.3	Form of 3.400% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.4

Supplemental Indenture No. 8, dated as of January 18, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

4.5	Form of 0.700% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

10.1

Amendment dated December 11, 2018 (but effective as of October 29, 2018), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.2

Amendment dated December 20, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.3

Amendment dated December 20, 2018 (but effective as of November 26, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.4

Amendment dated January 3, 2019 (but effective as of October 1, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.5

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.6

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.7

Amendment dated January 29, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.8

Amendment dated February 7, 2019 (but effective as of November 26, 2018), amending the USPS Transportation Agreement.  Confidential treatment has been requested for confidential commercial and financial information, pursuant to Rule 24b-2 under the Exchange Act.

10.9

Eleventh Amendment dated January 22, 2019 (but effective as of January 1, 2019) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express.

10.10

Separation and Release Agreement, dated December 3, 2018, between FedEx Express and David L. Cunningham, Jr. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated December 3, 2018 and filed December 7, 2018, and incorporated herein by reference.)

Exhibit Number	Description of Exhibit
10.11

Separation and Release Agreement, dated February 13, 2019, between FedEx and David J. Bronczek. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated February 13, 2019 and filed February 14, 2019, and incorporated herein by reference.)

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

FEDEX CORPORATION

Date: March 19, 2019	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER