Form 10-K
period 2019-05-31
FEDEX CORP
filed 2019-07-16
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-15829

FEDEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
0.500% Notes due 2020	FDX 20A	New York Stock Exchange
0.700% Notes due 2022	FDX 22B	New York Stock Exchange
1.000% Notes due 2023	FDX 23A	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2018, was approximately $55.2 billion. The Registrant has no non-voting stock.

As of July 12, 2019, 260,808,410 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2019 annual meeting of stockholders to be held on September 23, 2019 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit 4.1
Exhibit 10.12
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.202
Exhibit 10.203
Exhibit 10.204
Exhibit 10.205 Exhibit 10.206 Exhibit 10.207
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

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to 100% of U.S. residences through its FedEx Home Delivery service. FedEx SmartPost is a FedEx Ground service that specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages primarily using the U.S. Postal Service (“USPS”) for last-mile delivery to residences.

•

FedEx Freight: FedEx Freight Corporation (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight services across all lengths of haul, offering: FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; and FedEx Freight Economy, when a customer can trade time for cost savings. FedEx Freight also offers freight delivery service to most points in Puerto Rico and the U.S. Virgin Islands.

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

Additionally, the FedEx Logistics, Inc. (“FedEx Logistics” (formerly FedEx Trade Networks, Inc.)) operating segment provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”); cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc. and its subsidiary P2P Mailing Limited (“FedEx Cross Border”); integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”); time-critical shipment services through FedEx Custom Critical, Inc. (“FedEx Custom Critical”); and critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc. (“FedEx Forward Depots”). FedEx Logistics is included in “Corporate, other and eliminations” in our segment reporting. For more information about FedEx Logistics, please see “FedEx Logistics Operating Segment.”

For more information about our reportable segments, please see “Business Segments.” For financial information concerning our reportable segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The Investor Relations section of our website, http://investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on our Investor Relations website could be deemed to be material information. We encourage investors, the media and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.

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

Our “compete collectively, operate independently, manage collaboratively” strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in sizing our operating companies to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility, uncertainty and evolution have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy, including the continued growth of e-commerce. To that end, we continue to modernize our aircraft fleet with more fuel efficient and lower-emission aircraft, expand our operations at FedEx Ground where we continue to see growing package volumes, realign our systems and develop new innovative service offerings.

While our business strategy guides our operating companies to compete collectively and manage collaboratively, we continue to believe that operating independent networks, each focused on its own respective markets, enhances service quality and reliability from each business unit. Each FedEx company focuses exclusively on the market sectors in which it has the most expertise and can be independently enhanced and managed to provide outstanding service to our customers. Each company’s operations, cost structure and culture are designed to serve the unique customer demands of a particular market segment and as a result, we are able to adapt our networks in response to changing needs.

Our business strategy allows us to respond to our current and potential customers’ evolving needs that are shaped by the following four key trends that are driving global commerce:

•

Growth of e-commerce: E-commerce continues to be a catalyst for the other trends below and is a vital growth engine for businesses, as the internet is increasingly being used to purchase goods and services. While our residential e-commerce revenues are much smaller than our business-to-business revenues, it is the fastest growing market and requires constant innovation to make delivery to consumers more flexible, convenient, efficient and cost-effective. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce.

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

•

Influx of high-tech businesses and high-value-added goods: High-tech and high-value-added goods have increased as a percentage of real economic output, and our various operating companies offer a unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

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

During 2019, we introduced a number of innovative solutions, advanced important long-term business initiatives and made other important investments that benefit our customers, employees and communities, including:

•

Increasing capacity at FedEx Ground by expanding operations throughout the FedEx Ground U.S. network to six days per week year-round, and announcing that in January 2020 FedEx Ground will expand residential delivery operations to seven days per week year-round for the majority of the U.S. population.

•

Making additional strategic investments to grow our FedEx Ground network to effectively handle e-commerce growth, manage costs, and increase productivity. For example, in 2019 we opened two new major FedEx Ground hubs in Pennsylvania and Connecticut to serve some of the busiest transportation corridors in the U.S. and began a transformation in FedEx Ground operations that will allow us to increasingly integrate FedEx SmartPost packages given to the USPS into FedEx Ground standard operations and improve our capabilities for handling large and heavy items.

•	Substantially integrating the sales forces of FedEx Express and TNT Express and completing key projects that enable the injection of FedEx Express shipments into the TNT Express European road network.
•

Developing the FedEx SameDay Bot, an autonomous delivery device which represents the next chapter in our long legacy of innovation and offering new solutions for our customers. We plan to begin testing the SameDay Bot in select markets in the summer of 2020.

•

Continuing our multi-year investments to modernize the FedEx Express World Hub in Memphis through investments in new sort systems and automation and expand the FedEx Express hub in Indianapolis as part of our continued investment in technology and operations to meet growing customer demand.

•

Expanding e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by FedEx Express, with next-day local delivery and two-day shipping to any address in the continental United States. FedEx Extra Hours is currently available to select customers.

•

Continuing our successful aircraft fleet modernization strategy, which has helped us greatly improve fuel efficiency and fleet reliability in recent years, by entering into agreements to purchase 12 incremental Boeing 777 Freighter (“B777F”) aircraft and 12 incremental Boeing 767-300 Freighter (“B767F”) aircraft.

•

Progressing the nationwide expansion of the FedEx retail channel with companies such as Walgreens and Walmart. Additionally, during June 2019 we formed a strategic alliance with Dollar General that will provide access to FedEx drop-off and pickup services at more than 8,000 Dollar General stores by the end of calendar 2020, which will give customers in rural locations easy access to FedEx drop-off and pickup services.

•

Significantly advancing a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market and resiliency.

•

Applying the most up-to-date safety technology for our transportation equipment, facilities and yards to protect our employees, customers and communities. For example, during 2019 we tested the platooning of our highway trucks, which allows drivers to follow each other in a safe, controlled manner, and piloted virtual reality training modules to make dock activities and large-package lifting at FedEx Ground safer.

•	Completing our investment of over $200 million in more than 200 global communities through our global giving platform, FedEx Cares.
•	Rebranding FedEx Trade Networks, Inc. as FedEx Logistics and announcing the consolidation of its corporate team members into a new global headquarters in downtown Memphis over the next several years.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2019, FedEx ranked 10th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 19th consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. FedEx was also included on the Forbes/Reputation Institute 2019 “World’s Most Reputable Companies” list, which measures the reputations of thousands of the world’s most prestigious companies, and was named to Forbes 2019 list of the “World’s Most Valuable Brands.” Additionally, FedEx was named one of America’s 2018 “Most JUST Companies” by JUST Capital and Forbes based on an evaluation of a variety of environmental, social and governance factors.

FedEx is well recognized as a leader, not only in the transportation industry and for technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. Our latest published update to our global citizenship report is available at http://csr.fedex.com. This report describes how we think about our responsibilities in the area of global citizenship and includes important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, FedEx was named to FORTUNE magazine’s list of the “100 Best Companies to Work For” in the U.S. and listed as one of the “World’s Best Employers” by Forbes in their latest surveys. FedEx was also included on FORTUNE magazine’s “100 Best Workplaces for Millennials” list for 2018. During 2019 we made voluntary contributions totaling $1.0 billion to our tax-qualified U.S. domestic pension plans to ensure our retirement program remains one of the best funded programs in the country.

FedEx also supports an inclusive workplace culture and is committed to the education, recruitment, development and advancement of diverse team members worldwide, and we are recognized for our commitment to those efforts. For instance, in 2019 FedEx was named one of Black Enterprise magazine’s “50 Best Companies for Diversity,” one of the “Best Workplaces for Diversity” by global research and consulting firm Great Place to Work and FORTUNE magazine, and one of the “Best Employers for Diversity” in the U.S. by Forbes. Additionally, FedEx was named a 2019 “Best-of-the-Best Corporation for Inclusion” by the National Gay and Lesbian Chamber of Commerce and the National Business Inclusion Consortium. A key driver of our commitment to diversity and inclusion is the FedEx Corporate Diversity Council, in which members collaborate across the enterprise to motivate and inspire each other, share best practices and support multicultural programs within the company and communities we serve.

At FedEx, it is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 450,000 team members who are focused on safety, the highest ethical and professional standards, and the needs of their customers and communities. Consistent with this philosophy, FedEx Express has created Purple Runway—A FedEx Pathways Program, an industry-leading pilot-development program, as well as a related aviation scholarship program. FedEx Express has also partnered with the University of Memphis to provide FedEx Express team members in Memphis, Indianapolis, Oakland, Los Angeles and Newark the chance to earn a tuition-free online degree. Additionally, through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see http://csr.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. One way FedEx works to connect people and possibilities is through FedEx Cares, our global community engagement program. We provide financial contributions, in-kind charitable shipping services and volunteer efforts by our team members to help a variety of non-profit organizations achieve their goals and make a measurable impact on the world. We focus our effort in the following areas:

•	Global Entrepreneurship: Empowering women and minority entrepreneurs everywhere by providing the tools they need to succeed.
•

Delivering for Good: Lending our global network and our unparalleled logistics expertise to organizations with mission-critical needs, especially in times of disaster, and to help communities heal, learn and thrive.

•	Sustainable Transportation: Scaling solutions and investing in new ideas to improve mobility, reduce congestion, and decrease pollution in communities around the world.
•

Employment Pathways: Connecting young adults in underserved communities to skills and career training that lead to greater access to jobs and opportunity, especially in the fields of technology and logistics.

•	Road Safety: Leveraging our safety expertise to reduce road crash fatalities by improving road conditions and educating drivers and pedestrians – especially child pedestrians – around the world.
•	Diversity & Inclusion: Promoting inclusion, celebrating culture and history, and empowering young people from diverse backgrounds.
•

Volunteerism: Dedicating their time around the world, FedEx team members play a visible and meaningful role in addressing social issues by creating connections with community leaders and supporting the non-profit organizations that make our communities great places to live and work.

Between 2016 and 2019, FedEx invested over $200 million in over 200 global communities through FedEx Cares. FedEx also supports communities throughout the U.S. with its annual FedEx Cares United Way giving campaign. Additionally, FedEx team members provided over 81,000 volunteer hours during 2018. For additional information on our community involvement and our FedEx Cares strategy, visit http://fedexcares.com.

The Environment

Our “Reduce, Replace, Revolutionize” approach to FedEx aircraft, vehicles, facilities and materials guides our environmental efforts to drive efficient use of resources and cost savings. In furtherance of our commitment to protecting the environment, in 2017 we announced a new goal to increase FedEx Express vehicle fuel efficiency 50% from a 2005 baseline by calendar 2025, after achieving our previous goal of a 30% improvement five years early. Through 2018, our efforts collectively resulted in a 40% improvement in FedEx Express vehicle fuel efficiency from our 2005 baseline. We also continue to work towards our goal to reduce aircraft emissions intensity by 30% from a 2005 baseline by calendar 2020, a goal that we increased from 20% in 2012. In 2018, we achieved a 23% reduction in aircraft emissions intensity since 2005 through a combination of our aircraft fleet modernization and operational programs. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by calendar 2030.

To reduce the cost of fuel use and associated greenhouse gas (“GHG”) emissions, we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program, and we are replacing many of our older airplanes with more fuel-efficient models. These two initiatives saved more than 204 million gallons of jet fuel and avoided nearly 2.0 million metric tons of CO2e emissions in 2018, over 15% more emissions avoided than 2017. We have an impressive global alternative fuel fleet with more than 3,800 alternative fuel vehicles, including hybrid, electric, compressed or liquefied natural gas, liquefied petroleum gas and hydrogen fuel cell vehicles. In 2018 we placed a reservation for 20 fully electric semi trucks which will be operated by FedEx Freight, and FedEx Express expects to add 1,000 Chanje V8100 electric delivery vehicles to its fleet by the end of 2020. Additionally, we expect the zero-emission, battery-powered FedEx SameDay Bot, which is discussed in more detail below under “FedEx Services Segment —FedEx Services — Customer-Driven Technology,” to be an environmentally friendly alternative to delivering small payloads in large vehicles.

Across the enterprise, we work to utilize the emission technology available in each market for our vehicles, which enables us to reduce emissions and minimize the impact of the remaining legacy vehicles in the fleet. Innovative approaches such as vehicle platooning offer the potential to increase truck fuel efficiency while enhancing safety.

Twenty-three of our facilities around the world now generate renewable energy, which collectively avoided more than 12,000 metric tons of CO2 e emissions in 2018. In addition, 19 FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities. In addition, FedEx Express also has three LEED-certified facilities outside the U.S., while FedEx Ground has six LEED-certified facilities and FedEx Office has one, all of which are in the U.S. Over 560 FedEx Express facilities and three FedEx Logistics facilities are certified to the ISO 14001 environmental management system standard. In Europe, FedEx Express uses the Building Research Establishment Environmental Assessment Method (BREEAM) as the standard for all new buildings. For offices, its minimum building standard is BREEAM Excellent, and for warehouses, its minimum standard is BREEAM Good.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling and the use of copy paper with recycled content, among other environmentally responsible available choices. In 2018, over 99% of paper purchased for use by FedEx Office was Forest Stewardship Council or other third-party-certified as sustainably sourced. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is 100% recyclable and made from over 50% recycled content. The longstanding paper shredding and recycling service at FedEx Office allows customers to bring any documents, including sensitive items such as tax returns, to a FedEx Office location and have them securely and confidentially shredded, then recycled. During 2018, almost 9.9 million pounds of paper were shredded and recycled through the service.

As our business grows to meet the accelerating demands of e-commerce and other shipping needs, our waste management strategies help ensure we recycle more of our own waste and encourage customers to recycle our packaging. In 2018, 78% of the solid waste generated in our operations was sent to recyclers. One example of our environmentally-responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council by participating in technical advisory groups and applying best practice guidance to our own supply chain sustainability initiatives. For additional information on the ways we are minimizing our impact on the environment, see http://csr.fedex.com.

Governance

FedEx has an independent Board of Directors committed to the highest quality corporate governance and accountability to stockholders. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available on the Governance & Citizenship page of the Investor Relations section of our website at http://investors.fedex.com. We will post on the Governance & Citizenship page of the Investor Relations section of our website information regarding any amendment to, or waiver from, the provisions of the Code to the extent such disclosure is required.

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

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, with a money-back guarantee. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. As of May 31, 2019, FedEx Express employed approximately 239,000 employees (including approximately 47,000 employees at TNT Express) and had approximately 103,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as nearly 9,000 Walgreens stores, and approximately 27,000 TNT Express drop-off locations), 681 aircraft and approximately 91,000 vehicles (including approximately 27,000 owner-operated vehicles that support TNT Express) in its global network.

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

International express and deferred package delivery with a money-back guarantee is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority provides time-definite delivery typically within one, two or three business days. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in 20 key global markets, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries in one or two business days, delivery by 10:00 a.m. in one business day to Canada and by 11:00 a.m. in one business day to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, backed by a money-back guarantee, real-time tracking and advanced customs clearance.

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

International Expansion

In 2016 we acquired TNT Express, which is the largest acquisition in FedEx history. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions for our customers. The integration of FedEx Express and TNT Express is complex as it spans over 200 countries and territories and involves combining our pickup-and-delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems.

Significant progress on the integration was made during 2019. We have completed the operational integration in the U.S., Canada and Middle East, and the sales forces are substantially integrated. The sales force integration allows both the FedEx Express and TNT Express sales teams to sell our full suite of services to customers. A significant milestone in the integration includes key projects that enable the injection of FedEx Express shipments into the TNT Express European road network. This integration milestone will allow FedEx Express customers to benefit from transit time improvements for their intra-European shipments. We began rolling out this service in Europe in February 2019 and completed the service improvement in June 2019. In addition, by the end of 2020, we expect to complete projects across our European hub and station locations that will allow interoperability between networks for both FedEx Express and TNT Express packages, which will further lower costs as the related FedEx Express linehaul operations are optimized. In 2019, we began the operational network integration process for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. While we expect to make significant progress on integration activities in 2020, particularly in Europe, integration work will continue thereafter. For more information about the integration, see Item 1A of this Annual Report on Form 10-K (“Risk Factors”).

On May 1, 2019, we acquired the international express business of FC (Flying Cargo) Express Ltd., which was formerly a FedEx Express Global Service Participant, in Israel. These acquisitions give us more robust global transportation networks and added capabilities in important international markets. In recent years, we also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of: our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China, which began operations in 2009; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in 2014 and serves as a consolidation point for shipments from northern Asia to the U.S.; and our new International Express and Cargo Hub in Shanghai, which opened in 2018 at Shanghai’s Pudong International Airport. Additionally, during 2019 we introduced a new flight connecting the Vietnamese capital of Hanoi to our Asia-Pacific hub and increased the frequency of our flight from Memphis to Dubai. These developments allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

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

Pricing

FedEx Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, on January 7, 2019, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. FedEx Express also applied peak holiday season surcharges from November 19, 2018 through December 24, 2018 for shipments that were oversized or required additional handling and, effective September 3, 2018, made general changes to surcharges for certain packages requiring additional handling.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express. The weighted-average U.S. domestic and outbound fuel surcharges for the past three years were: 2019 — 7.5%; 2018 — 4.8%; and 2017 — 2.5%. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

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

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. We are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the Indianapolis hub and approximately $1.5 billion to modernize the Memphis World Hub. In addition to these national hubs, FedEx Express operates regional hubs in Fort Worth, Newark, Oakland and Greensboro and major metropolitan sorting facilities in Chicago and Los Angeles.

Facilities in Anchorage, Paris, Cologne, Guangzhou and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo, Stansted Airport outside London and Pearson Airport in Toronto. The facilities in Paris, Cologne, Guangzhou and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. TNT Express also relies upon subcontractors and agents to conduct certain of its pickup-and-delivery and linehaul operations. For more information about our sorting and handling facilities, see Part I, Item 2 of this Annual Report on Form 10-K (“Properties”) under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at nearly 9,000 Walgreens stores. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

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

Fuel Supplies and Costs

During 2019, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. Because of our indexed fuel surcharge, we do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years (amounts for 2017 to 2019 include TNT Express):

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenues
2019	$2,847	4.1%
2018	2,460	3.8
2017	1,999	3.3
2016	1,726	3.4
2015	2,816	5.9

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

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders and the USPS. FedEx Express’s and TNT Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may be considered competitors. For example, Amazon.com is investing significant capital to establish a network of hubs, aircraft and vehicles. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

Donald F. Colleran is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2019, FedEx Express employed approximately 177,000 permanent full-time and approximately 62,000 permanent part-time employees (including approximately 38,000 permanent full-time employees and approximately 8,000 permanent part-time employees at TNT Express). Including the employees of TNT Express, FedEx Express’s international employees represent approximately 53% of all employees.

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

Attempts by other labor organizations to organize certain other groups of FedEx Express employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative of FedEx Express employees (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. For more information, see “Risk Factors” below. FedEx Express believes its employee relations are excellent.

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

In January 2019, we expanded operations throughout the FedEx Ground U.S. network to six days per week year-round, and in January 2020, FedEx Ground will expand residential delivery operations to seven days per week year-round for the majority of the U.S. population.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing and expanding overnight ground service in many metropolitan areas. FedEx Ground’s network expansion has substantially increased the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology and the expansion or relocation of existing hubs and other facilities. FedEx Ground is also making significant operational enhancements to ensure safe and reliable handling of large and heavy items. These changes include designing new facilities, adding equipment to certain facilities and making other operational adjustments.

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages primarily using the USPS for final delivery to any residential address or PO Box in the U.S. In May 2019, we announced that FedEx SmartPost packages given to the USPS will be increasingly integrated into FedEx Ground standard operations.

Additionally, FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes updates to the list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, destination zone, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. As previously announced, on January 7, 2019, FedEx Ground and FedEx Home Delivery average list prices increased by an average of 4.9%. FedEx SmartPost average list prices also increased. Additionally, FedEx Ground applied peak holiday season surcharges from November 19, 2018 through December 24, 2018 for shipments that were oversized, unauthorized, or required additional handling and, effective September 3, 2018, made general changes to surcharges on unauthorized shipments and for certain packages requiring additional handling.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. On March 18, 2019 and September 10, 2018, respectively, we updated the tables used to determine our fuel surcharges at FedEx Ground. See the “Results of Operations and Outlook — Consolidated Results —Fuel” section of Item 7 of this Annual Report on Form 10-K (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system which consisted of 619 facilities, including 39 hubs, in the U.S. and Canada as of May 31, 2019. FedEx Ground conducts its operations primarily with approximately 69,000 vehicles owned or leased by separate service providers. To provide FedEx Home Delivery service and FedEx SmartPost Service, FedEx Ground leverages its pickup operation and hub and linehaul network.

Advanced automated unloading and sorting technology is used to streamline the handling of millions of packages daily. FedEx Ground yard management systems, which interact with GPS tags on each trailer and create geofences around FedEx Ground facilities, automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination stations for local delivery. Autonomous, driverless tugger technologies enable FedEx Ground to handle large, non-conveyable packages. Software systems and internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services Segment — FedEx Services — Customer-Driven Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at nearly 9,000 Walgreens stores, located in the U.S.

As of May 31, 2019, FedEx Ground employed approximately 31,000 permanent full-time and approximately 79,000 permanent part-time employees. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of these service providers is well suited to the needs of the ground delivery business and its customers. Henry J. Maier is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS and regional delivery carriers. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may be considered competitors. For example, Amazon.com is investing significant capital to establish a network of hubs and vehicles.

Independent Contractor and Independent Service Provider Models

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

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of May 31, 2019, over two-thirds of standard FedEx Ground volume (excluding FedEx SmartPost volume) was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

FedEx Freight further simplifies LTL shipping with the FedEx Freight box, which offers improved flexibility, increased security, better shipment integrity and no freight classification. The FedEx Freight box comes in two sizes: a standard freight box that requires a pallet to ship and a smaller freight box with an integrated pallet. The ability to choose between freight boxes makes freight shipping accessible to any business. With a distance-based pricing structure, the FedEx Freight box allows customers to ship LTL with flat rates.

FedEx Freight also offers LTL Select, a free cloud-based, multi-carrier transportation management system that provides customers with visibility into all available carriers and their pricing in one location, as well as the ability to book service and make payments.

As of May 31, 2019, the FedEx Freight segment was operating approximately 28,000 vehicles from a network of 373 service centers and had approximately 49,000 employees. John A. Smith is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., UPS Freight, Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company) and SAIA, Inc.

In 2014 and 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for National Labor Relations Board (“NLRB”) elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. To date, at three of the four FedEx Freight facilities that originally voted for Teamster representation, the Teamsters have either been decertified by employee vote or voluntarily withdrawn as bargaining representative. We are currently bargaining with the union at the other facility. Additionally, a union has been certified to represent owner-drivers at a FedEx Freight Canada, Corp. facility.

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

Rajesh Subramaniam and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2019, the FedEx Services segment had approximately 30,000 employees (including approximately 15,000 at FedEx Office).

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. Innovation at FedEx is the foundation of our relations with customers. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. Robert B. Carter, Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx, won the 2019 Forbes CIO Innovation Award for the development of FedEx OnSite, our retail convenience network that utilizes third-party retailers such as Walgreens to receive and hold packages for FedEx customers. Additionally, during 2019 we significantly advanced a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market and resiliency.

The focal point of our strategy is our award-winning website, together with our customer integrated solutions. The fedex.com website was launched nearly 25 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments. FedEx Virtual Assistant on fedex.com is an artificial-intelligence-enabled service that provides answers to customer shipping questions, allowing our customer service representatives and sales professionals to focus on higher-value customer interactions. International Shipping Assist on fedex.com uses artificial intelligence to continually improve the process of completing the complicated paperwork required for international shipping. Additionally, our state-of-the-art Packaging Lab designs innovative custom packaging solutions to keep shipments protected through transit, and SenseAware®, a FedEx innovation currently available in 26 markets worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure and shock events.

We stand at the nexus of virtual and physical networks, a crucial intersection for the success of e-commerce deliveries. We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes. FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns, giving them an easy way to track shipments, manage inventory, analyze returns trends and make more informed decisions based on shoppers’ returns behaviors.

In December 2018, we expanded e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by FedEx Express, with next-day local delivery and two-day shipping to any address in the continental United States. FedEx Extra Hours, which is currently available to select customers, allows retailers to extend evening order cutoff times by five to eight hours, with some as late as midnight, depending on their current order fulfillment process.

In February 2019, we announced the development through a partnership of the FedEx SameDay Bot, an autonomous delivery device designed to help retailers make same-day and last-mile deliveries to their customers. With the SameDay Bot, retailers will be able to accept orders from nearby customers and deliver them directly to homes or businesses the same day. We plan to begin testing the SameDay Bot in select markets in the summer of 2020 and are collaborating with companies such as AutoZone, Lowe’s, Pizza Hut, Target, Walgreens and Walmart to help assess retailers’ autonomous delivery needs.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages, get quick rates and estimated delivery times, quickly find the nearest FedEx location and easily access FedEx Delivery Manager to customize home deliveries. It is available on Android™ and Apple devices. The FedEx mobile website has expanded to more than 195 countries and territories and 35 languages. FedEx Mobile allows customers to track packages, create shipping labels, view account-specific rate quotes and access drop-off location information. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

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

During 2018, we joined the Blockchain in Transportation Alliance to explore this chain-of-custody technology within the logistics sector, which we believe can significantly improve worldwide supply chains and add value to our products, services and processes. By giving more visibility to everyone involved in the logistics process, we believe blockchain technology can reduce customer claims, increase customer satisfaction and reduce our costs.

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
•

The FedEx St. Jude Invitational, a PGA TOUR event that has raised millions of dollars for St. Jude Children’s Research Hospital and will become one of four World Golf Championships events on the PGA TOUR schedule beginning in July 2019.

•

The National Football League (NFL), as its “Official Delivery Service Sponsor” and “Official Office Services Provider of the NFL,” as well as sponsor of the “FedEx Air & Ground®” NFL Players of the Week and Players of the Year Awards.

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

Global ISO 9001 Certification

FedEx Services provides our customers with a high level of service quality, as evidenced by our ISO 9001 certification for our global express and ground operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certification, encompassing the processes of FedEx Express, FedEx Ground and FedEx Services, enhances our single-point-of-access strategy and solidifies our reputation as the quality leader in the transportation industry. ISO 9001 is the international standard for Quality Management Systems. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. Approximately 170 countries, including European Union (“EU”) members, the U.S. and Japan, recognize ISO standards.

FedEx Office

As of May 31, 2019, FedEx Office operated approximately 2,100 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service. The FedEx Office network features retail stores, centralized production centers, corporate on-site print centers, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses and health care campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs. FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. Services include digital printing, professional finishing, document creation, direct mail, signs and graphics, copying, computer rental, free Wi-Fi and corporate print solutions. To meet the evolving needs of print customers, FedEx Office has made significant investments in new machines and technology, enhancing capabilities in narrow format color, large format, color management and other technologies. Additional investments in grand format, large format, enhanced finishing and other print capabilities are planned.

FedEx Office also provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through AutoRedirect to Hold. Additionally, FedEx SameDay City is available in over 1,900 cities in 34 markets across the U.S., offering door-to-door residential and business delivery of time-sensitive parcels within hours by FedEx Office uniformed team members in branded FedEx Office delivery vehicles. Increasingly, industries such as health care, life sciences, manufacturing, finance, perishables, travel and automotive are relying on same-day services for critical delivery needs.

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

During 2018, we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide. The agreement is part of the nationwide expansion of the FedEx retail channel, and as of May 31, 2019 we have opened over 200 FedEx Office locations inside Walmart stores.

FedEx Logistics Operating Segment

The FedEx Logistics operating segment leverages the power of the extensive international FedEx transportation network to provide specialty solutions that complete a simple, seamless and powerful global trade experience for FedEx customers around the world, including customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border, including its subsidiary P2P Mailing Limited; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical; and critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots.

Additionally, FedEx Logistics provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism program and, through WorldTariff, publishes customs duty and tax information for approximately 200 customs areas worldwide.

Richard W. Smith is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee. As of May 31, 2019, the FedEx Logistics organization had approximately 20,000 employees. FedEx Supply Chain has a small number of employees who are members of unions.

FedEx Logistics is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage provides international trade services, specializing in customs brokerage and global ocean and air freight forwarding. Additionally, FedEx Trade Networks Transport & Brokerage provides customs clearance services for FedEx Express at its major U.S. hub facilities.

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. As of May 31, 2019, value-added services of FedEx Trade Networks Transport & Brokerage included approximately 130 freight forwarding offices in 30 countries and Global Trade Data, an information tool that allows customers to track and manage imports. In total, as of May 31, 2019, FedEx Trade Networks Transport & Brokerage had approximately 150 offices in 130 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East and Australia. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

On October 31, 2018, we acquired Manton Air-Sea Pty Ltd, a leading provider of logistics services, including freight forwarding and customs brokerage solutions, with operations across Australia.

FedEx Cross Border

FedEx Cross Border is an e-commerce enabler that provides international cross-border enablement and technology solutions such as duty calculations, package tracking, international shipping costs and currency conversion calculations. The offerings of FedEx Cross Border strategically fit into our global portfolio by allowing us to help retailers and e-tailers reach international e-commerce customers.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With more than 12,000 employees at approximately 110 facilities as of May 31, 2019, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment and product liquidation.

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

FedEx Forward Depots

FedEx Forward Depots has responsibility for critical inventory and service parts logistics, 3-D printing and technology repair. FedEx Forward Depots leverages innovative packing solutions, on-demand additive manufacturing and customer-driven design within the structure of FedEx Logistics.

Trademarks

The “FedEx” trademark, service mark and trade name are essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx Logistics, FedEx Trade Networks Transport & Brokerage, FedEx Cross Border, FedEx Supply Chain, FedEx Custom Critical, FedEx Forward Depots and TNT Express, among others, are trademarks, service marks and trade names of Federal Express Corporation or the respective companies for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

In September 2010, the FAA proposed rules that would significantly reduce the maximum number of hours on duty and increase the minimum amount of rest time for our pilots, and thus require us to hire additional pilots and modify certain of our aircraft. When the FAA issued final regulations in December 2011, all-cargo carriers, including FedEx Express, were exempt from these new pilot fatigue requirements, and instead required to continue complying with previously enacted flight and duty time rules. In December 2012, the FAA reaffirmed the exclusion of us from the new rule. It is reasonably possible, however, that future security or flight safety requirements could impose material costs on us. See Item 1A of this Annual Report on Form 10-K (“Risk Factors”) for additional discussion of regulations related to pilots, including the FAA’s mandatory retirement age of 65, that could affect our business.

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

The operations of FedEx Ground, FedEx Freight and FedEx Custom Critical in interstate commerce are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates, routes and services in intrastate freight transportation.

Like other interstate motor carriers, our operations, including those at FedEx Express, are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

International. FedEx Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx Express to operate its air network in the most efficient manner, and efficient operations often utilize open skies provisions of aviation agreements. Additionally, global air cargo carriers, such as FedEx Express, are subject to current and potential additional aviation security regulation by U.S. and foreign governments.

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

Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements.

Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. For example, the EU has established the Emissions Trading System (“ETS”) to regulate GHG emissions in the EU and adopted a directive in 2008 requiring each EU member state to extend the ETS to aviation operations. Efforts by the EU in 2009 to regulate flights arriving from or departing for airports outside of the EU were postponed. The EU extended its stay on the extra-territorial application of the EU ETS as applied to international flights to and from the European Economic Area (“EEA”) through the end of calendar 2023, contingent on successful implementation of the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”).

In 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting CORSIA, which is a global, market-based measure for purchasing credits to offset carbon dioxide emissions and intended to aid in meeting the ICAO’s goal of carbon-neutral growth starting in calendar 2020 by complementing industry efforts in technology, operations, infrastructure and sustainable aviation fuels. In June 2018, the ICAO adopted standards pertaining to country-by-country implementation including the collection and reporting of information on international aviation emissions beginning in calendar 2019. In furtherance of these efforts, in March 2019 the FAA issued notice of a CORSIA program permitting U.S. carriers to submit emissions data on a voluntary basis. Data reported during calendar 2019 and 2020 will be used to set the calendar 2020 emissions baseline, and beginning in calendar 2021 carriers subject to the requirements of CORSIA will be responsible for purchasing and retiring carbon credits to offset emissions in excess of the calendar 2020 baseline. In response to the creation of the CORSIA program, in December 2017, the EU adopted a proposal which indefinitely excludes from the ETS flights operating fully or partly outside the EU and gradually reduces the number of aviation allowances from calendar 2021. The EU has indicated that it will assess CORSIA implementation and determine the future status of the ETS as applied to international aviation to and from the EEA. We expect compliance with CORSIA to increase FedEx operating expenses beginning in calendar 2021. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future and the price of ICAO-eligible emission units or offsets required to be purchased by FedEx.

Additionally, in calendar 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In March 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of current in-production aircraft types from calendar 2023. Additionally, a cutoff date of calendar 2028 for production of aircraft that do not comply with proposed standards was adopted. These standards are considered to be especially stringent for larger aircraft weighing over 60 tons. The calendar 2016 EPA finding is a regulatory prerequisite to the adoption of the new certification standard for new aircraft emissions, expected in calendar 2019 or 2020. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. However, in calendar 2017 the U.S. withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and that withdrawal’s effect on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain. Nevertheless, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

We are also subject to federal, state and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods and contingency planning for spills of petroleum products. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise and the discharge of effluents from our properties and equipment. We have environmental management programs designed to ensure compliance with these regulations.

Export Controls. In recent years, the U.S. government has increased the number of companies and persons subject to U.S. export control regulations. Such regulations can restrict the types of items that FedEx is permitted to transport for or deliver to certain entities, and in some instances may prohibit FedEx from serving certain entities altogether. Violations of these regulations can result in significant monetary and other penalties. For example, the Export Control Reform Act of 2018 (the “ECRA”) and its implementing regulations, the Export Administration Regulations (the “EARs”), hold carriers such as FedEx strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. Violations of the ECRA can result in criminal penalties of up to $1 million and civil penalties of $300,000 (or twice the value of the transaction) per individual violation. FedEx is investing in improvements and updates to its export control compliance programs. However, the heightened focus on export controls by the U.S. government increases FedEx’s exposure to potential regulatory penalties and could result in higher compliance costs. See “Recent Developments” below for information regarding a lawsuit recently filed by FedEx against the U.S. Department of Commerce relating to the enforcement of prohibitions contained in the EARs.

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

Recent Developments

On June 24, 2019, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce from enforcing prohibitions contained in the EARs against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations.

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 85 through 95 of this Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2019, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total		Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	35	3	38	(1)	233,300
Boeing MD11	47	10	57		192,600
Boeing MD10-30	13	—	13		175,900
Boeing MD10-10	20	—	20		137,500
Boeing 767F	73	—	73	(1)	127,100
Airbus A300-600	39	29	68		106,600
Airbus A310-300	10	—	10		83,170
Boeing B757-200	119	—	119		63,000
ATR-72	21	—	21		17,970
ATR-42	25	—	25		12,070
Cessna 208B	237	—	237		2,830
Total	639	42	681
(1)	Includes one aircraft not currently in operation and undergoing pre-service modification.

At May 31, 2019, FedEx Express operated approximately 91,000 vehicles (including approximately 27,000 owner-operated vehicles that support TNT Express) in its global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2019, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F(1)	B777F(2)	Total
2020	—	—	17	5	22
2021	12	5	18	2	37
2022	12	6	12	3	33
2023	12	6	6	4	28
2024	14	6	—	4	24
Thereafter	—	7	—	2	9
Total	50	30	53	20	153
(1)	As of May 31, 2019, our obligation to purchase five B767F aircraft was conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.
(2)	As of May 31, 2019, our obligation to purchase six B777F aircraft was conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

As of May 31, 2019, we had $1.1 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

On June 24, 2019, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

Sorting and Handling Facilities

At May 31, 2019, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
Primary
Memphis, Tennessee	800	3,607,973	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana	452	2,509,000	184,000	Indianapolis Airport Authority	2028
Miami, Florida(2)	29	143,322	7,000	Aero Miami FX, LLC	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	448,935	63,000	City of Oakland	2036
Greensboro, N. Carolina	165	593,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	23,000	City of Chicago	2028
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025(3)
International
Anchorage, Alaska(4)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(5)	111	1,238,000	63,000	Aeroports de Paris	2048
Cologne, Germany(5)	11	325,000	20,000	Cologne Bonn Airport	2040
Guangzhou, China(6)	155	873,006	56,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(6)	17	425,206	9,000	Kansai Airports	2024
Toronto, Canada(7)	29	341,881	13,000	Greater Toronto Airports Authority	2022
(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Latin America and the Caribbean.
(3)	Property is held under two separate leases — the lease for the sorting and handling facility expires in 2021, and the lease for the ramp expansion expires in 2025.
(4)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(5)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(6)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(7)	Handles intra-Canada express package and freight shipments, as well as international express package and freight shipments to and from Canada.

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

FedEx Express has additional major international sorting-and-handling facilities located at Narita Airport in Tokyo and Stansted Airport outside London. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan and Dubai.

TNT Express operates a central air hub near Liege, Belgium and a central European road hub in Duiven, The Netherlands.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. As of May 31, 2019, FedEx Express owned or leased 656 facilities for city station operations in the U.S. In addition, 521 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2019, TNT Express had over 780 facilities worldwide, including road hubs, air hubs, depots and office facilities. These facilities are strategically located to cover the geographic areas served by TNT Express.

As of May 31, 2019, FedEx Express had approximately 36,000 Drop Boxes. FedEx Express customers can also ship from approximately 31,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 48,000 drop-off locations, including approximately 27,000 TNT Express drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate offices are located in the Pittsburgh, Pennsylvania area. As of May 31, 2019, FedEx Ground owned or leased 619 facilities, including 39 hubs. In addition, approximately 69,000 vehicles owned or leased by service providers support FedEx Ground’s business. Of the 421 facilities that supported FedEx Home Delivery as of May 31, 2019, 388 were co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 39 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 483,000 square feet and range in size from approximately 107,000 to 1,054,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2019, FedEx Freight operated approximately 28,000 vehicles and 373 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 273,000 square feet of office and dock space.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

FedEx Office’s corporate headquarters are located in Plano, Texas in leased facilities. As of May 31, 2019, FedEx Office operated approximately 2,100 customer-facing stores and also operated 31 centralized production centers. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office stores are generally located in strip malls, office buildings or stand-alone structures and customer-facing stores average approximately 3,300 square feet in size.

The FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of over 5,000 franchised and independent “pack and ship” retail locations. Additionally, FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at Office Depot and OfficeMax retail locations (approximately 1,300 locations).

During 2018, we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide. As of May 31, 2019, we have opened over 200 FedEx Office locations inside Walmart stores.

FedEx Logistics

FedEx Logistics’ corporate headquarters are located in Memphis, Tennessee. As of May 31, 2019, FedEx Trade Networks Transport & Brokerage had approximately 150 offices in 130 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. In addition, as of May 31, 2019, FedEx Supply Chain had approximately 110 facilities through which it operates its supply chain logistics services.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of certain pending legal proceedings, see Note 18 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers of FedEx is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman and Chief Executive Officer	74

Chairman and Chief Executive Officer of FedEx since January 1998; Chairman of FedEx Express since 1975; President of FedEx from January 1998 to January 2017; Chairman, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Mark R. Allen Executive Vice President, General Counsel and Secretary	63

Executive Vice President, General Counsel and Secretary of FedEx since October 2017; Executive Vice President, General Counsel — Select of FedEx from September 2017 to October 2017; Senior Vice President, Legal International of FedEx Express from July 2010 to September 2017; Vice President, Legal — Europe, Middle East, Africa and Indian Subcontinent Region of FedEx Express from October 2000 to July 2010; Vice President, Legal — Asia Pacific of FedEx Express from 1996 to October 2000; and various legal positions with FedEx Express from 1982 to 1996.

Jill C. Brannon Executive Vice President — Chief Sales Officer	55

Executive Vice President — Chief Sales Officer of FedEx since March 2019; Senior Vice President, Sales — Europe, Middle East, Africa and Indian Subcontinent Region of FedEx Express from May 2016 to March 2019; Senior Vice President — Sales of FedEx Services from July 2006 to May 2016; Vice President — Sales of FedEx Services from July 2003 to June 2006; Vice President — Solutions of FedEx Services from July 2002 to June 2003; Vice President — Marketing of FedEx Services from June 2001 to June 2002; and various positions in sales, operations, marketing and strategic planning from 1985 to May 2002.

Brie A. Carere Executive Vice President — Chief Marketing and Communications Officer	41

Executive Vice President — Chief Marketing and Communications Officer of FedEx since January 2019; Senior Vice President, Global Portfolio Marketing of FedEx Services from October 2016 to December 2018; Vice President, Marketing, Customer Experience and Corporate Communications for FedEx Express Canada from October 2010 to October 2016; and various positions in marketing, customer experience and strategy with FedEx Express Canada from 2001 to October 2010.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	60

Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx since January 2007; Executive Vice President and Chief Information Officer of FedEx from June 2000 to January 2007; Corporate Vice President and Chief Technology Officer of FedEx from February 1998 to June 2000; Vice President — Corporate Systems Development of FedEx Express from September 1993 to February 1998; and Managing Director — Systems Development of FedEx Express from April 1993 to September 1993. Mr. Carter serves as a director of New York Life Insurance Company, a mutual life insurance company.

Donald F. Colleran President and Chief Executive Officer, FedEx Express	63

President and Chief Executive Officer of FedEx Express since March 2019; Executive Vice President — Chief Sales Officer of FedEx from January 2017 to March 2019; Executive Vice President — Global Sales of FedEx Services from 2006 to January 2017; Senior Vice President — International Sales from 2003 to 2006; Senior Vice President — Canada of FedEx Express from 2000 to 2003; Vice President — Sales/APAC from 1997 to 2000; and various management positions in sales with FedEx Express from 1989 to 1997. Mr. Colleran serves as a director of ABM Industries Incorporated, a provider of facility solutions, and as a director of EastGroup Properties, Inc., an equity real estate investment trust.

Name and Office	Age	Positions and Offices Held and Business Experience
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	65

Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst at FedEx Express from 1980 to 1987. Mr. Graf serves as a director of Mid-America Apartment Communities, Inc., a real estate investment trust that focuses on acquiring, constructing, developing, owning and operating apartment communities, and as a director of NIKE, Inc., a designer and marketer of athletic footwear, apparel, equipment and accessories for sports and fitness activities.

Henry J. Maier President and Chief Executive Officer, FedEx Ground	65

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

John A. Smith President and Chief Executive Officer, FedEx Freight Corporation	57

President and Chief Executive Officer of FedEx Freight since August 2018; President and Chief Executive Officer — Select of FedEx Freight from May 2018 to August 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008.

Rajesh Subramaniam President and Chief Operating Officer	53

President and Chief Operating Officer since March 2019; President and Chief Executive Officer of FedEx Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; and various management and marketing analyst positions at FedEx Express from 1991 to 1999. Mr. Subramaniam serves as a director of First Horizon National Corporation, a financial services holding company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 12, 2019, there were 11,882 holders of record of our common stock.

We expect to continue to pay regular quarterly cash dividends, though each quarterly dividend payment is subject to review and approval by our Board of Directors. We evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2019.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
Mar. 1-31, 2019	210,000	$177.75	210,000	5,527,200
Apr. 1-30, 2019	210,000	190.59	210,000	5,317,200
May 1-31, 2019	220,000	174.54	220,000	5,097,200
Total	640,000	$180.86	640,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of July 12, 2019, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2019 is presented on pages 149-150 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 50 through 96 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 148 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2019 thereon, are presented on pages 100 through 147 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2019 (the end of the period covered by this Annual Report on Form 10-K).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 97 of this Annual Report on Form 10-K. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 98 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2019, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on September 23, 2019, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report on Form 10-K under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Business Conduct and Ethics is included above in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on September 23, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on September 23, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on September 23, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2019 and 2018 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2019 annual meeting of stockholders, which will be held on September 23, 2019, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2019 thereon, are listed on page 49 and presented on pages 100 through 147 of this Annual Report on Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 16, 2019 thereon, is presented on pages 151 through 152 of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

*2.1

Commitment Agreement dated as of May 3, 2018, by and among FedEx, Metropolitan Life Insurance Company and State Street Global Advisors Trust Company, in its capacity as the independent fiduciary of the FedEx Corporation Employees’ Pension Plan and the FedEx Freight Pension Plan. Schedules and other attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request. (Filed as Exhibit 2.1 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2019, and incorporated herein by reference.)

Long-Term Debt Instruments

** 4.1	Description of Capital Stock and Debt Securities.

4.2

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

4.4	Form of 2.625% Note due 2022. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.5	Form of 3.875% Note due 2042. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.6

Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.7	Form of 2.70% Note due 2023. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.8	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.9

Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.10	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.11	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.12	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.13

Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.14	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.15	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.16	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.17	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.18	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.19

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.20

Supplemental Indenture No. 1, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.21	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.22

Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.23	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.24	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.25

Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.26	Form of 0.500% Note due 2020. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.27	Form of 1.000% Note due 2023. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.28	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.29

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.30	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.31	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.32

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.33	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.34	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.35

Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.36	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.37	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.38

Supplemental Indenture No. 7, dated as of January 16, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.39	Form of 3.400% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.40

Supplemental Indenture No. 8, dated as of January 18, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

4.41	Form of 0.700% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

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

10.10

Tenth Amendment dated May 22, 2018 (but effective as of May 1, 2018) to the Composite Lease Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11

Eleventh Amendment dated January 22, 2019 (but effective as of January 1, 2019) to the Composite Lease Agreement. (Filed as Exhibit 10.9 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.12

Twelfth Amendment dated April 9, 2019 (but effective as of April 1, 2019) to the Composite Lease Agreement. Attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

Aircraft-Related Agreements

*10.13

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

*10.16

Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.17

Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.18

Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.19

Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.20

Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.21

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

*10.23

Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.24

Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.25

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

*10.27

Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.28

Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.29

Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.30

Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.25 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.31

Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.32

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.33

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

*10.35

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.36

Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.37

Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.38

Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.39

Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.40

Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.41

Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.42

Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.43

Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.44

Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.45

Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.46

Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.47

Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.48

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.49

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.50

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.51

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.40 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.52

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**^10.53	Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement.

**^10.54	Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement.

**^10.55	Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement.

U.S. Postal Service Agreements

*10.56

Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). (Filed as Exhibit 10.52 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.57	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.58	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.59

Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.60

Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.61

Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.62

Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.63

Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.64

Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.65

Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.66

Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.67

Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.68

Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.69

Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.70

Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.71

Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.72

Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.73

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.74

Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.75

Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.76

Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.77

Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.78

Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.79

Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.80

Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.81

Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.82

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

*10.84

Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.85

Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.86

Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.87

Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.88

Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.89

Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.90

Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.91	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.92

Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.93

Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.94

Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.95	Amendment dated January 12, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.96	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.97	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.98

Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.99	Amendment dated February 11, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.100

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

*10.102

Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.103	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.83 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.104	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.84 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.105

Amendment dated March 7, 2016 (but effective as of November 28, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.85 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.106

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.86 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.107

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.87 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.108

Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.88 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.109

Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.89 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.110

Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.90 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.111

Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.112

Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.113

Amendment dated June 20, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.114	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.115	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.116

Amendment dated June 20, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.6 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.117

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

*10.119

Amendment dated July 26, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.120

Amendment dated August 4, 2016 (but effective as of August 1, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.121

Amendment dated August 9, 2016 (but effective as of June 27, 2016), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.11 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.122

Amendment dated September 8, 2016 (but effective as of August 23, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.123

Amendment dated September 8, 2016 (but effective as of August 19, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.124

Amendment dated September 8, 2016 (but effective as of August 29, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.125

Amendment dated September 15, 2016 (but effective as of August 18, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.126

Amendment dated September 15, 2016 (but effective as of September 6, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.127

Amendment dated October 6, 2016 (but effective as of October 3, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.128

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

*10.130

Amendment dated October 24, 2016 (but effective as of October 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.131

Amendment dated November 8, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.132

Amendment dated December 1, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.133

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.134

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.135

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.136

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.137

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.138

Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.139

Amendment dated January 12, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.140

Amendment dated January 12, 2017 (but effective as of October 31, 2016), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.9 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.141

Amendment dated February 24, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.142

Amendment dated February 22, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.143

Amendment dated March 30, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.129 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.144

Amendment dated April 17, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.130 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.145

Amendment dated May 18, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.131 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.146

Amendment dated June 20, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.147

Amendment dated June 20, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.148

Amendment dated August 25, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.149

Amendment dated August 25, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.150

Amendment dated August 17, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.151

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

*10.153

Amendment dated August 28, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.154

Amendment dated October 16, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.155

Amendment dated October 16, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.156

Amendment dated October 16, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.157

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.158

Amendment dated October 16, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.159

Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.160

Amendment dated October 16, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.161

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.162

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.9 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.163

Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.164

Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.165

Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.166

Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.167

Amendment dated January 8, 2018 (but effective as of January 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.168

Amendment dated January 11, 2018 (but effective as of October 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.169

Amendment dated January 26, 2018 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.170

Amendment dated February 16, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.171

Amendment dated March 18, 2018 (but effective as of December 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.162 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.172

Amendment dated March 20, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.163 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.173

Amendment dated March 21, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.164 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.174

Amendment dated April 10, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.165 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.175

Amendment dated May 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.166 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.176

Amendment dated May 17, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.167 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.177

Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.178

Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.179

Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.180

Amendment dated June 29, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.181

Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.182

Amendment dated August 1, 2018 (but effective as of June 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.183

Amendment dated September 11, 2018 (but effective as of May 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.184

Amendment dated September 11, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.185

Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.186

Amendment dated September 11, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.187

Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.188

Amendment dated September 11, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.189

Amendment dated September 27, 2018 (but effective as of August 27, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.190

Amendment dated October 18, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.191

Amendment dated October 16, 2018 (but effective as of November 24, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.192

Amendment dated October 26, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.193

Amendment dated November 20, 2018 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.194

Amendment dated December 11, 2018 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.195

Amendment dated December 20, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.196

Amendment dated December 20, 2018 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.197

Amendment dated January 3, 2019 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.198

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.199

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.200

Amendment dated January 29, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.201

Amendment dated February 7, 2019 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**^10.202

Amendment dated April 16, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.203

Amendment dated April 16, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.204

Amendment dated May 14, 2019 (but effective as of March 4, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.205

Amendment dated May 14, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

Financing Agreement

**10.206

Five-Year Credit Agreement dated as of March 22, 2019, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

**10.207

364-Day Credit Agreement dated as of March 22, 2019, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

Management Contracts/Compensatory Plans or Arrangements

10.208	FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.209

Form of Stock Option Agreement pursuant to the FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.210

Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.211	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.212

Amendment to the FedEx Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.213

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.214

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.215

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.216

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.217

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.218

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.219

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.220

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.221

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.222

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference.)

10.223	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.224	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.225	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.226

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Mark R. Allen, Jill C. Brannon, Brie A. Carere, Robert B. Carter, Donald F. Colleran, Alan B. Graf, Jr., Henry J. Maier, John A. Smith and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.227

Separation and Release Agreement, dated December 3, 2018, between FedEx Express and David L. Cunningham, Jr. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated December 3, 2018 and filed December 7, 2018, and incorporated herein by reference.)

10.228

Separation and Release Agreement, dated February 13, 2019, between FedEx and David J. Bronczek. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated February 13, 2019 and filed February 14, 2019, and incorporated herein by reference.)

Other Exhibits

**21	Subsidiaries of Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**24	Powers of Attorney (presented on the signature pages of this Annual Report on Form 10-K).

**31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.1	Interactive Data Files.

*

Confidential treatment has been granted for confidential commercial and financial information in this exhibit identified by brackets, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Filed herewith.
^

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to FedEx if publicly disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDEX CORPORATION

Dated: July 16, 2019	By:	/s/ Frederick W. Smith
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

Signature	Capacity	Date

/s/ Frederick W. Smith	Chairman and Chief Executive	July 16, 2019
Frederick W. Smith	Officer and Director (Principal Executive Officer)

/s/ Alan B. Graf, Jr.	Executive Vice President and	July 16, 2019
Alan B. Graf, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ John L. Merino	Corporate Vice President and Principal	July 16, 2019
John L. Merino	Accounting Officer (Principal Accounting Officer)

/s/ John A. Edwardson	Director	July 16, 2019
John A. Edwardson

/s/ Marvin R. Ellison	Director	July 16, 2019
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 16, 2019
Susan Patricia Griffith

/s/ John C. (“Chris”) Inglis	Director	July 16, 2019
John C. (“Chris”) Inglis

/s/ Kimberly A. Jabal	Director	July 16, 2019
Kimberly A. Jabal

/s/ Shirley Ann Jackson	Director	July 16, 2019
Shirley Ann Jackson

Signature	Capacity	Date

/s/ R. Brad Martin	Director	July 16, 2019
R. Brad Martin

/s/ Joshua Cooper Ramo	Director	July 16, 2019
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 16, 2019
Susan C. Schwab

/s/ David P. Steiner	Director	July 16, 2019
David P. Steiner

/s/ Paul S. Walsh	Director	July 16, 2019
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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations and Outlook, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2019 results compared to 2018 results, and 2018 results compared to 2017 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2020.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2020) for each of our transportation segments.
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

DESCRIPTION OF BUSINESS

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), including TNT Express B.V. (“TNT Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than changes in revenues and volumes. The line item “Other operating expenses” includes costs associated with outside service contracts (such as security, facility services and cargo handling), professional fees, insurance, uniforms and taxes and licenses.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2019 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

				Percent Change
	2019(1)	2018(2)	2017(3)	2019/2018		2018/2017
Consolidated revenues	$69,693	$65,450	$60,319	6		9
Operating income:
FedEx Express segment	2,123	2,105	2,380	1		(12)
FedEx Ground segment	2,640	2,529	2,243	4		13
FedEx Freight segment	615	490	371	26		32
Corporate, other and eliminations	(912)	(852)	(428)	(7)		(99)
Consolidated operating income	4,466	4,272	4,566	5		(6)
Operating margin:
FedEx Express segment	5.7%	5.8%	7.0%	(10)	bp	(120)	bp
FedEx Ground segment	12.9%	13.7%	13.6%	(80)	bp	10	bp
FedEx Freight segment	8.1%	7.2%	6.1%	90	bp	110	bp
Consolidated operating margin	6.4%	6.5%	7.6%	(10)	bp	(110)	bp
Consolidated net income(4)	$540	$4,572	$2,997	(88)		53
Diluted earnings per share	$2.03	$16.79	$11.07	(88)		52

The following table shows changes in revenues and operating income by reportable segment for 2019 compared to 2018 and 2018 compared to 2017 (in millions):

	Year-over-Year Changes
	Revenues		Operating Income
	2019/2018	2018/2017	2019/2018(1)(2)	2018/2017(2)(3)
FedEx Express segment	$1,159	$2,348	$18	$(275)
FedEx Ground segment	2,127	1,892	111	286
FedEx Freight segment	770	742	125	119
FedEx Services segment	41	29	—	—
Corporate, other and eliminations	146	120	(60)	(424)
	$4,243	$5,131	$194	$(294)
(1)	Operating income in 2019 includes TNT Express integration expenses, business realignment costs and costs incurred in connection with the settlement of a legal matter involving FedEx Ground.
(2)

Operating income in 2018 includes TNT Express integration expenses, goodwill and other asset impairment charges associated with FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) and charges for legal reserves related to certain U.S. Customs Border and Protection (“CBP”) matters involving FedEx Logistics, Inc. (“FedEx Logistics” (formerly FedEx Trade Networks, Inc.)).

(3)

Operating income in 2017 includes TNT Express integration expenses, as well as charges for legal reserves related to certain CBP matters involving FedEx Logistics and charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground.

(4)

Consolidated net income includes a net loss in 2019, and net gains in 2018 and in 2017, associated with our mark-to-market (“MTM”) retirement plans accounting adjustment. Consolidated net income in 2019 includes a tax benefit primarily related to a lower statutory tax rate attributable to the enactment of the Tax Cuts and Jobs Act (“TCJA”) and a benefit from the reduction of a valuation allowance on certain tax loss carryforwards, partially offset by a tax expense related to a lower tax rate applied to our deferred taxes in the Netherlands. Consolidated net income in 2018 includes the following attributable to the enactment of the TCJA: benefits related to the remeasurement of our net U.S. deferred tax liability; a lower statutory income tax rate on 2018 earnings; and a one-time benefit from a $1.5 billion contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). In addition, we recognized a net benefit from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit from foreign tax credits associated with distributions to the U.S. from our foreign operations.

A summary of the effects of the (costs) benefits described above on our financial results (in millions) for the years ended May 31 follows:

	2019	2018	2017
Items affecting Operating Income:
TNT Express integration expenses	$(388)	$(477)	$(327)
Business realignment costs	(320)	—	—
Litigation and legal matters	(46)	(8)	(61)
Goodwill and other asset impairment charges	—	(380)	—
	$(754)	$(865)	$(388)

Items affecting Net Income:
MTM retirement plans accounting adjustment, net of tax	$(2,981)	$9	$6
Items affecting income taxes:
Benefits attributable to enactment of the TCJA:
Remeasurement of net U.S. deferred tax liability	(4)	1,150	—
Lower statutory tax rate	40	265	—
Pension contribution	—	204	—
Reduction in valuation allowance	90	—	—
Deferred tax impact from Netherlands rate reduction	(50)	—	—
Corporate structuring transactions	—	255	—
Foreign tax credits generated by distributions from foreign operations	8	225	—
	$(2,897)	$2,108	$6
Pension Accounting Change

As of June 1, 2018, we adopted new accounting guidance that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present net periodic benefit cost in their income statement. This new guidance requires us to report only the service cost component in the “Salaries and employee benefits” line item. The other components of net benefit cost are required to be presented in the income statement in other income, outside of income from operations. This new guidance impacts operating income and margin but has no impact on net income or earnings per share. We have applied these changes retrospectively.

Overview

Our operating income improved in 2019 primarily due to volume growth, the favorable net impact of fuel at all of our transportation segments, increased yields at FedEx Freight and FedEx Ground and lower variable incentive compensation expenses. Lower variable incentive compensation expenses benefited our results by approximately $485 million in 2019. However, softening global economic conditions negatively impacted International Priority package and freight volumes at FedEx Express, and we experienced a product mix shift to lower yielding services due in part to an increase in e-commerce traffic at FedEx Express and FedEx Ground. Higher purchased transportation costs at FedEx Ground, resulting from increased contractor settlement rates and expanding operations to six days per week year-round starting in January 2019, also negatively affected our results.

Comparables for 2019 are affected by the direct and indirect effects at FedEx Express of the NotPetya cyberattack on June 27, 2017, which negatively impacted earnings in 2018 by approximately $400 million ($1.19 per diluted share), primarily from loss of revenue associated with decreased shipments in the TNT Express network, as well as incremental costs to restore information-technology systems. All of TNT Express’s critical operational systems were fully restored, critical business data was recovered and shipping services and solutions were back in place as of the second quarter of 2018. During 2019, we purchased insurance coverage designed to address certain aspects of cyber risks.

Our 2019 results include business realignment costs of $320 million ($243 million, net of tax, or $0.91 per diluted share), primarily related to our U.S.-based voluntary employee buyout program (see “Business Realignment Costs” below for additional information). In addition, our 2019 results include $46 million ($43 million, net of tax, or $0.16 per diluted share) of costs incurred in connection with the settlement of a legal matter involving FedEx Ground. These items are included in “Corporate, other and eliminations.”

The comparison of net income between 2019 and 2018 is also significantly affected by a provisional benefit of $1.15 billion ($4.22 per diluted share) specifically related to the remeasurement of our net U.S. deferred tax liability recognized during 2018 as a result of the enactment of the TCJA. Net income for 2019 includes a tax benefit of $40 million ($0.15 per diluted share) primarily related to a lower statutory income tax rate under the TCJA and $90 million ($0.34 per diluted share) from the reduction of a valuation allowance on certain tax loss carryforwards. These items were partially offset by a tax expense of $50 million ($0.19 per diluted share) related to a lower tax rate in the Netherlands applied to our deferred tax balances. See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Consolidated net income in 2019 includes a pre-tax noncash loss of $3.9 billion ($3.0 billion, net of tax, or $11.22 per diluted share) associated with our fourth quarter MTM retirement plans accounting adjustment. See the “Retirement Plans MTM Adjustment” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

We incurred TNT Express integration expenses totaling $388 million ($314 million, net of tax, or $1.18 per diluted share) in 2019, an $89 million decrease from 2018. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, travel and advertising expenses, and include any restructuring charges at TNT Express. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were recognized at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Our operating results declined in 2018 as a result of the NotPetya cyberattack at TNT Express, a fourth quarter goodwill impairment charge at FedEx Supply Chain and increased TNT Express integration expenses. These negative factors were partially offset by increased yields, volume growth at FedEx Ground and FedEx Freight and a favorable net impact of fuel at all of our transportation segments.

Our results for 2018 included a tax benefit of $204 million ($0.75 per diluted share) from a $1.5 billion contribution to our U.S. Pension Plans in 2018 and a benefit of approximately $265 million ($0.97 per diluted share) related to a lower statutory income tax rate under the TCJA on 2018 earnings. In addition, we recognized a net benefit of $255 million ($0.94 per diluted share) from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express. We also recognized a $225 million benefit ($0.83 per diluted share) from foreign tax credits generated by distributions to the U.S. from our foreign operations. See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

We incurred TNT Express integration expenses totaling $477 million ($372 million, net of tax, or $1.36 per diluted share) in 2018, a $150 million increase from 2017. In addition, consolidated net income in 2018 includes a net $10 million gain ($9 million, net of tax, or $0.03 per diluted share) associated with our fourth quarter MTM retirement plans accounting adjustment, which includes a $210 million charge related to an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract representing the transfer of $6 billion of pension obligations. Our 2018 results also include $380 million ($379 million, net of tax, or $1.39 per diluted share) of goodwill and other asset impairment charges related to FedEx Supply Chain and $8 million ($6 million, net of tax, or $0.02 per diluted share) of charges for legal reserves related to certain CBP matters involving FedEx Logistics.

In addition to TNT Express integration expenses totaling $327 million ($245 million, net of tax, or $0.91 per diluted share), consolidated net income in 2017 includes a net $24 million gain ($6 million, net of tax, or $0.02 per diluted share) associated with our fourth quarter MTM retirement plans accounting adjustment. Our 2017 results also include $39 million ($24 million, net of tax, or $0.09 per diluted share) of charges for legal reserves related to certain CBP matters involving FedEx Logistics and $22 million ($13 million, net of tax, or $0.05 per diluted share) of charges related to the settlement of and certain expected losses relating to independent contractor litigation matters involving FedEx Ground. These items are included in “Corporate, other and eliminations.”

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)

International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

(1)	International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.

Revenue

Revenues increased 6% in 2019 due to higher volumes at all of our transportation segments and increased yields at FedEx Ground and FedEx Freight. At FedEx Ground, revenues increased 12% in 2019 due to volume growth and increased yields. Revenues at FedEx Express increased 3% in 2019 primarily due to U.S. domestic package volume growth and international package and freight volume recovery from the NotPetya cyberattack, partially offset by unfavorable exchange rates. FedEx Express revenue was negatively impacted by an overall product mix shift from international package volume to international freight volume as well as softness in International Priority package and freight volumes resulting from weakening global economic conditions. FedEx Freight revenues increased 11% in 2019 due to higher revenue per shipment and average daily shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in 2019.

Revenues increased 9% in 2018 due to improved performance at all of our transportation segments. Revenues at FedEx Express increased 7% in 2018 due to improved base yields and favorable exchange rates, despite impacts from the NotPetya cyberattack. At FedEx Ground, revenues increased 11% in 2018 due to volume growth and increased yields. FedEx Freight revenues increased 12% in 2018 due to higher revenue per shipment and average daily shipments. Higher fuel surcharges had a positive impact on revenues at all of our transportation segments in 2018.

Business Realignment Costs

In December 2018, we announced cost-reduction programs primarily through initiatives at FedEx Services and FedEx Express in response to current business and economic conditions that included the following:

•	A U.S.-based voluntary employee buyout program for eligible employees;
•	Limited hiring in staff functions; and
•	Reductions in discretionary spending.

During 2019, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The U.S.-based voluntary employee buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance payment calculated based on four weeks of gross base salary for every year of continuous service up to a maximum payment of two years of pay. This program was completed in the fourth quarter of 2019, and approximately 1,500 employees have left or will be leaving during 2020. Approximately 85% of the employees who were granted these severance agreements departed on May 31, 2019. Costs of the benefits provided under the U.S.-based voluntary employee buyout program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $320 million ($243 million, net of tax, or $0.91 per diluted share) during 2019 associated with our business realignment activities. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2019. Payments are made at the time of departure. Approximately $220 million was paid under this program during 2019. The cost of the U.S.-based voluntary employee buyout program is included in the caption “Business realignment costs” in our consolidated statements of income. Also included in that caption are other incremental, external costs directly attributable to our business realignment activities, such as professional fees.

Goodwill and Other Asset Impairment Charges

In 2018, we incurred goodwill and other asset impairment charges of $380 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. For additional information regarding these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 4 of the accompanying consolidated financial statements.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

				Percent Change
	2019(1)	2018(1)	2017(1)	2019/2018	2018/2017
Operating expenses:
Salaries and employee benefits	$24,776	$23,795	$21,989	4	8
Purchased transportation	16,654	15,101	13,630	10	11
Rentals and landing fees	3,360	3,361	3,240	—	4
Depreciation and amortization	3,353	3,095	2,995	8	3
Fuel	3,889	3,374	2,773	15	22
Maintenance and repairs	2,834	2,622	2,374	8	10
Business realignment costs(2)	320	—	—	NM	—
Goodwill and other asset impairment charges(3)	—	380	—	NM	NM
Other(4)	10,041	9,450	8,752	6	8
Total operating expenses	65,227	61,178	55,753	7	10
Total operating income	$4,466	$4,272	$4,566	5	(6)

	Percent of Revenue
	2019(1)	2018(1)	2017(1)
Operating expenses:
Salaries and employee benefits	35.6%	36.4%	36.5%
Purchased transportation	23.9	23.1	22.6
Rentals and landing fees	4.8	5.1	5.3
Depreciation and amortization	4.8	4.7	5.0
Fuel	5.6	5.2	4.6
Maintenance and repairs	4.0	4.0	3.9
Business realignment costs(2)	0.5	—	—
Goodwill and other asset impairment charges(3)	—	0.6	—
Other(4)	14.4	14.4	14.5
Total operating expenses	93.6	93.5	92.4
Operating margin	6.4%	6.5%	7.6%

(1)	Includes TNT Express integration expenses of $388 million in 2019, $477 million in 2018 and $327 million in 2017.
(2)	Includes costs predominantly associated with our U.S.-based voluntary employee buyout program in 2019.
(3)	Includes goodwill and other asset impairment charges in 2018 associated with our FedEx Supply Chain business.
(4)

Other expenses in 2019 include $46 million of costs incurred in connection with the settlement of a legal matter involving FedEx Ground. Other expenses also include $8 million in 2018 and $39 million in 2017 of charges related to certain CBP matters involving FedEx Logistics. Also included in 2017 is $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters involving FedEx Ground.

Our 2019 operating income improved primarily due to increased revenue, including recovery from the NotPetya cyberattack discussed above, and lower variable incentive compensation expenses. These benefits were partially offset by higher purchased transportation costs at FedEx Ground, driven primarily by increased contractor settlement rates and expansion of network operations to six days per week year-round in January 2019, and higher salaries and employee benefits. In addition, decreased yields at FedEx Express and the impact of business realignment costs negatively affected operating margin in 2019. An overall product mix shift at FedEx Express from international package volume to international freight volume, growth in U.S. deferred services driven by e-commerce, as well as softness in International Priority package and freight volumes at FedEx Express resulting from weakening global economic conditions, also negatively impacted operating margins during 2019.

Purchased transportation costs increased 10% in 2019 primarily due to higher volumes at all of our transportation segments and increased rates, including fuel costs, at FedEx Ground and FedEx Freight, reflecting the inflationary impact of the tight labor market on our rates. Salaries and employee benefits expense increased 4% in 2019 primarily due to higher staffing to support volume growth and annual merit increases, partially offset by lower variable incentive compensation expenses at all of our transportation segments. Other operating expenses increased 6% in 2019 primarily due to a gain on the sale of a non-core business of TNT Express benefiting results in 2018 and increased outside service contracts at FedEx Express. Currency exchange rates had a negative impact on revenues and a positive impact on expenses at FedEx Express but did not have an impact on consolidated operating income in 2019.

In 2018, our operating income and margin declined primarily due to the NotPetya cyberattack at TNT Express, fourth quarter goodwill and other asset impairment charges and increased TNT Express integration expenses.

In 2018, salaries and employee benefits expense increased 8% due to merit increases at all of our transportation segments, unfavorable exchange rates at FedEx Express and higher staffing at FedEx Ground and FedEx Freight. Purchased transportation costs increased 11% in 2018 due to higher volumes at all of our transportation segments, increased transportation rates and higher fuel expenses at FedEx Ground and unfavorable exchange rates at FedEx Express. Other operating expenses increased 8% in 2018 primarily due to increased outside service contracts and unfavorable exchange rates at FedEx Express and higher TNT Express integration expenses.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense increased 15% during 2019 due to higher fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2019, 2018 and 2017 in the accompanying discussions of each of our transportation segments.

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

The net impact of fuel had a significant benefit to operating income in 2019 as higher fuel surcharges more than offset increased fuel prices.

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

Fuel expense increased 22% during 2018 due to higher fuel prices. The net impact of fuel had a significant benefit to operating income in 2018 as higher fuel surcharges more than offset increased fuel prices.

Other Income and Expense

Interest expense increased $30 million in 2019 primarily due to U.S. debt issuances during the year. Interest expense increased $46 million in 2018 primarily due to U.S. debt and commercial paper issuances during the year.

Retirement Plans MTM Adjustment

We incurred a pre-tax noncash MTM net loss of $3.9 billion in 2019 ($3.0 billion, net of tax, or $11.22 per diluted share), a net gain of $10 million in 2018 ($9 million, net of tax, or $0.03 per diluted share) and a net gain of $24 million in 2017 ($6 million, net of tax, or $0.02 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. The net loss in 2019 is attributable to a significantly lower discount rate, changes in actuarial estimates regarding rates of retirement, disability and salary increases and lower than expected asset returns. The net gain in 2018 is attributable to an increased discount rate, which more than offset losses from demographic experience. The net gain for 2018 includes a $210 million loss from the purchase of a group annuity contract from Metropolitan Life Insurance Company that transferred approximately 20% of our U.S. Pension Plan liabilities. The net gain in 2017 reflects higher-than-expected pension asset returns, particularly in the equity markets. For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Income Taxes

The following table sets forth our income tax expense (benefit) and the effective tax rates for the years ended May 31:

	2019	2018	2017
Taxes computed at federal statutory rate(1)	$138	$1,271	$1,603
Increases (decreases) in income tax from:
Non-deductible expenses	79	81	76
Valuation allowance	(79)	31	44
TCJA	(71)	(1,354)	—
Foreign tax rate enactments	50	6	—
State and local income taxes, net of federal benefit	44	119	99
Benefits from share-based payments	(18)	(60)	(55)
Uncertain tax positions	8	86	—
Foreign tax credits from distributions	(8)	(225)	—
Foreign operations	(1)	25	(5)
Corporate structuring transactions	—	(255)	(68)
Goodwill impairment charge	—	109	—
Other, net	(27)	(53)	(112)
Provision for income taxes (benefit)	$115	$(219)	$1,582
Effective Tax Rate	17.6%	(5.0)%	34.6%

(1)	2019 includes the fully phased-in TCJA rate of 21%, 2018 includes a blended TCJA/pre-TCJA rate of 29.2% and 2017 includes the pre-TCJA rate of 35%.

The 2019 tax rate includes a benefit of $90 million from the reduction of a valuation allowance on tax loss carryforwards due to certain business operational changes from the integration of FedEx Express and TNT Express in a local jurisdiction, which impacted our determination of the realizability of the deferred tax asset in that jurisdiction and an expense of $50 million from the impact on our deferred taxes attributable to a lower tax rate in the Netherlands. The 2019 tax rate was favorably impacted by the TCJA, which resulted in benefits of $75 million from accelerated deductions claimed on our 2018 U.S. income tax return filed in 2019 and approximately $40 million from the lower statutory tax rate on fiscal 2019 earnings.

The 2018 tax rate was favorably impacted by the TCJA, which resulted in a provisional benefit of $1.15 billion from the remeasurement of our net U.S. deferred tax liability, a benefit of approximately $265 million related to the lower statutory income tax rate and a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in 2018. Our 2018 tax rate also included a net benefit of $255 million from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million from foreign tax credits generated by distributions to the U.S. from our foreign operations. The 2018 tax rate was negatively impacted by an increase in uncertain tax positions for income tax audits. Our 2017 tax rate was favorably impacted by $62 million as a result of new U.S. foreign currency tax regulations.

The TCJA, enacted on December 22, 2017, significantly changed the U.S. corporate income tax system in multiple ways such as (1) reducing our U.S. statutory federal income tax rate from 35% to 21% (due to our May 31 fiscal year-end, the lower rate was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for 2019 and subsequent years); (2) requiring us to calculate a one-time U.S. tax on earnings which have not previously been repatriated to the U.S. (transition tax); and (3) introducing new provisions that took effect in 2019, including but not limited to, a tax on global intangible low-taxed income (GILTI), a tax deduction for foreign-derived intangible income, additional limitations on tax deductions for executive compensation and a minimum base erosion and anti-abuse tax based on certain payments from a U.S. company to foreign related parties. We included the impact of the above provisions in the computation of our effective tax rates, as applicable.

During 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $225 million benefit in 2018 and an additional $8 million benefit in 2019. Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the $233 million benefit previously recorded.

During 2019, we completed our accounting for the tax effects of the TCJA within the one-year measurement period allowed under Staff Accounting Bulletin 118. As a result, we recorded an adjustment to tax expense of $4 million recognized in 2019 as a revision of the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability.

For more information on income taxes, see the Critical Accounting Estimates section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

On May 1, 2019, we acquired the international express division of FC (Flying Cargo) Express Ltd. for $67 million in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On October 1, 2018, we acquired the controlling interest in an existing joint venture with Swiss Post, which operates a Swiss-wide transport system with connections to TNT Express’s global network. The controlling interest was acquired through the noncash contribution of a complementary Swiss business into the venture, resulting in the recognition of an immaterial gain. The majority of the purchase price was allocated to goodwill and other intangibles. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On March 23, 2018, we acquired P2P Mailing Limited (“P2P”), a leading provider of worldwide, low-cost e-commerce transportation solutions, for £92 million ($135 million) in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Logistics operating segment from the date of acquisition and were not material to our results of operations.

On October 13, 2017, we acquired Northwest Research Inc., a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations.

Outlook

During 2020, we expect volume growth at FedEx Ground and FedEx Express to drive higher revenues and expect improved operating income at FedEx Ground and FedEx Freight. We expect operating income to decline at FedEx Express in 2020 due to macroeconomic weakness and trade uncertainty, continued mix shift to lower-yielding services and a strategic decision not to renew a customer contract. During 2020, we will continue to implement actions to reduce costs, improve efficiencies and adjust our network cost structure to align with forecasted volume. However, we will continue to execute on the strategic initiatives we have in process to position us to capitalize on e-commerce growth and other market opportunities we see for the future.

While FedEx Ground revenue is expected to grow in 2020, higher operating costs are expected to continue to negatively impact operating margin, as we continue to focus on investments that increase our ability to meet the demands of e-commerce. During 2019, FedEx Ground expanded operations throughout the U.S. network to six days per week year-round, and in January 2020, FedEx Ground will expand residential delivery operations to seven days per week year-round for the majority of the U.S. population. To support these operational changes, FedEx Ground is making strategic investments to modernize and optimize its network to improve scheduling and productivity at its hubs and stations. The integration of FedEx SmartPost packages into standard FedEx Ground operations continues, and the vast majority of this volume is expected to be integrated by the end of calendar 2020, which will improve last-mile efficiency through increased delivery density. In addition, FedEx Ground is investing in technology, and taking other strategic actions, to improve safety throughout its network. Costs associated with these FedEx Ground initiatives are expected to be a headwind in 2020; however, we believe they will allow for the more efficient use of our existing assets, which will drive improved performance and enhance our competitive position over the long term.

At FedEx Freight, we expect to increase operational efficiency in 2020 by continuing our focus on optimizing our network. FedEx Freight is investing in upgraded dock equipment and vehicle technology that will modernize our operations and position us to realize increasing benefits in 2021. In addition, safety initiatives will continue to be a top priority at FedEx Freight in 2020.

Our outlook for 2020 assumes we will not incur year-over-year expense increases in variable incentive compensation. Additionally, our expectations for 2020 are dependent on key external factors, including stable fuel prices, moderate U.S. economic growth, no further weakening in international economic conditions from our current forecast and no additional adverse developments in international trade policies and relations.

During 2020, we will continue to execute our TNT Express integration plans and are focused on completing projects across our European hub and station locations that will allow interoperability between networks for both FedEx Express and TNT Express packages, which will further lower costs as the related FedEx Express linehaul operations are optimized. In addition, we will continue to focus on the operational network integration process for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. While we expect to make significant progress on integration activities in 2020, particularly in Europe, integration work will continue thereafter. We expect to incur approximately $350 million of integration expenses in 2020 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expenses, including restructuring charges at TNT Express, to be approximately $1.7 billion through 2021, and we may incur additional costs, including investments that will further transform and optimize the combined businesses. The timing and amount of integration expenses and capital investments in any future period may change as we revise and implement our plans.

Our capital expenditures for 2020 are expected to be approximately $5.9 billion and include FedEx Express investments in aircraft fleet modernization and the Memphis and Indianapolis hub modernization and expansion programs, as well as the investments at FedEx Ground and FedEx Freight discussed above.

Our aircraft fleet modernization and hub modernization and expansion programs at FedEx Express are multi-year programs that will entail significant investments over the next several years. See the “Contractual Cash Obligations and Off-Balance Sheet Arrangements” section of this MD&A for details of our capital commitments for 2020 and beyond. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2020 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

We expect our effective tax rate for 2020 to be between 23% and 25%, prior to any MTM retirement plans accounting adjustment. However, substantial activities and corporate structuring transactions are ongoing with respect to the integration of FedEx Express and TNT Express. As we continue to integrate these businesses, there could be material favorable and unfavorable impacts to our effective tax rate during this period.

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

Effective in 2020, the results of FedEx Office will be included in “Corporate, other and eliminations” instead of the FedEx Services segment. This change was made to reflect our internal management reporting structure. Beginning in the first quarter of 2020, prior year amounts will be revised to reflect this presentation.

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments.

Also included in corporate and other is the FedEx Logistics operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc., including its subsidiary P2P; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc.

The comparison of operating loss between 2019 and 2018 at “Corporate, other and eliminations” is significantly affected by the costs associated with our business realignment activities of $320 million during 2019 and by goodwill and other asset impairment charges at FedEx Supply Chain of $380 million recognized during 2018. In addition, the operating loss increase reflects higher operating losses at FedEx Logistics due in part to lower transportation volumes from weakness in the global economy and costs incurred in connection with the settlement of a legal matter involving FedEx Ground, including certain professional fees. The decrease in TNT Express integration expenses discussed above positively impacted this category during 2019.

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

				Percent Change
	2019	2018	2017	2019/2018		2018/2017
Revenues:
Package:
U.S. overnight box	$7,663	$7,273	$6,955	5		5
U.S. overnight envelope	1,829	1,788	1,750	2		2
U.S. deferred	4,225	3,738	3,526	13		6
Total U.S. domestic package revenue	13,717	12,799	12,231	7		5
International priority	7,405	7,461	7,045	(1)		6
International economy	3,446	3,255	2,876	6		13
Total international export package revenue	10,851	10,716	9,921	1		8
International domestic(1)	4,540	4,637	4,277	(2)		8
Total package revenue	29,108	28,152	26,429	3		7
Freight:
U.S.	3,025	2,797	2,527	8		11
International priority	2,070	2,105	1,836	(2)		15
International economy	2,123	1,916	1,738	11		10
International airfreight	314	368	356	(15)		3
Total freight revenue	7,532	7,186	6,457	5		11
Other	691	834	938	(17)		(11)
Total revenues	37,331	36,172	33,824	3		7
Operating expenses:
Salaries and employee benefits	13,748	13,522	12,636	2		7
Purchased transportation	5,186	5,109	4,721	2		8
Rentals and landing fees	1,908	1,987	1,947	(4)		2
Depreciation and amortization	1,801	1,679	1,662	7		1
Fuel	3,310	2,889	2,378	15		21
Maintenance and repairs	1,888	1,753	1,553	8		13
Intercompany charges	2,092	2,092	1,917	—		9
Other	5,275	5,036	4,630	5		9
Total operating expenses	35,208	34,067	31,444	3		8
Operating income	$2,123	$2,105	$2,380	1		(12)
Operating margin	5.7%	5.8%	7.0%	(10)	bp	(120)	bp

(1)	International domestic revenues relate to our international intra-country operations.

	Percent of Revenue
	2019	2018	2017
Operating expenses:
Salaries and employee benefits	36.8%	37.4%	37.3%
Purchased transportation	13.9	14.1	14.0
Rentals and landing fees	5.1	5.5	5.8
Depreciation and amortization	4.8	4.6	4.9
Fuel	8.9	8.0	7.0
Maintenance and repairs	5.1	4.9	4.6
Intercompany charges	5.6	5.8	5.7
Other	14.1	13.9	13.7
Total operating expenses	94.3	94.2	93.0
Operating margin	5.7%	5.8%	7.0%

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

				Percent Change
	2019	2018	2017	2019/2018	2018/2017
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,285	1,252	1,265	3	(1)
U.S. overnight envelope	539	549	561	(2)	(2)
U.S. deferred	1,077	928	900	16	3
Total U.S. domestic ADV	2,901	2,729	2,726	6	—
International priority	538	535	537	1	—
International economy	293	268	254	9	6
Total international export ADV	831	803	791	3	2
International domestic(1)	2,471	2,454	2,424	1	1
Total ADV	6,203	5,986	5,941	4	1
Revenue per package (yield):
U.S. overnight box	$23.38	$22.80	$21.57	3	6
U.S. overnight envelope	13.31	12.77	12.24	4	4
U.S. deferred	15.39	15.79	15.36	(3)	3
U.S. domestic composite	18.54	18.40	17.60	1	5
International priority	53.96	54.71	51.44	(1)	6
International economy	46.16	47.63	44.41	(3)	7
International export composite	51.21	52.35	49.18	(2)	6
International domestic(1)	7.20	7.41	6.92	(3)	7
Composite package yield	18.40	18.44	17.45	—	6
Freight Statistics
Average daily freight pounds:
U.S.	8,577	8,362	8,185	3	2
International priority	5,250	5,345	5,168	(2)	3
International economy	14,347	12,603	12,274	14	3
International airfreight	1,644	1,938	1,901	(15)	2
Total average daily freight pounds	29,818	28,248	27,528	6	3
Revenue per pound (yield):
U.S.	$1.38	$1.31	$1.21	5	8
International priority	1.55	1.55	1.39	—	12
International economy	0.58	0.60	0.56	(3)	7
International airfreight	0.75	0.75	0.73	—	3
Composite freight yield	0.99	1.00	0.92	(1)	9
(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues increased 3% in 2019 primarily due to higher fuel surcharge revenue resulting from increased fuel prices, U.S domestic package volume growth and international package and freight volume recovery from the NotPetya cyberattack, partially offset by unfavorable exchange rates. An overall product mix shift from international package volume to international freight volume and softness in International Priority package and freight volumes resulting from weakening global economic conditions negatively impacted revenues in 2019.

U.S. domestic package average daily volumes increased 6% in 2019 led by deferred services, as e-commerce continued to drive growth. U.S. domestic package yields increased 1% in 2019 primarily due to higher fuel surcharges, partially offset by base yield declines due to increased deferred volume and lower package weights. Average daily freight pounds increased 6% in 2019 primarily due to higher volume in international freight services, reflecting recovery from the NotPetya cyberattack and an overall product mix shift from package to freight. Freight yields decreased 1% in 2019 primarily due to unfavorable exchange rates, partially offset by higher fuel surcharges. International export average daily volumes increased 3% primarily due to the recovery from the NotPetya cyberattack. However, international package volume growth has slowed across most regions, as noted above. International export package yields decreased 2% in 2019 driven by unfavorable exchange rates and base yield declines, partially offset by higher fuel surcharges.

FedEx Express segment revenues increased 7% in 2018 primarily due to improved base rates, higher fuel surcharges and favorable exchange rates, despite impacts from the NotPetya cyberattack.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the years ended May 31:

	2019	2018	2017
U.S. Domestic and Outbound Fuel Surcharge:
Low	5.5%	2.2%	1.0%
High	10.8	7.1	3.4
Weighted-average	7.5	4.8	2.5
International Fuel Surcharges:
Low	6.6	3.4	1.2
High	18.8	16.7	11.3
Weighted-average	16.0	11.1	8.0

On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services. On January 7, 2019, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express. On January 1, 2018, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. Effective February 6, 2017, FedEx Express fuel surcharges began adjusting on a weekly basis compared to the previous monthly adjustment. On January 2, 2017, FedEx Express implemented a 3.9% average list price increase for U.S. domestic, U.S. export and U.S. import services and a change to the U.S. domestic dimensional weight divisor.

FedEx Express Segment Operating Income

Comparables for 2019 are affected by the impact of the NotPetya cyberattack, which reduced earnings in 2018 by approximately $400 million, the sale of a non-core business of TNT Express, which benefited FedEx Express results in 2018 by $85 million, and lower TNT Express integration costs in 2019. FedEx Express segment operating income increased 1% in 2019 due to increased volume, the favorable net impact of fuel and lower variable incentive compensation expenses, partially offset by higher operating costs in salaries and employee benefits, maintenance and repairs and depreciation and amortization, as well as lower yields. Lower variable incentive compensation expenses benefited operating income by approximately $285 million in 2019. An overall product mix shift from international package volume to international freight volume, growth in U.S. deferred services driven by e-commerce and softness in International Priority package and freight volumes negatively impacted operating income and operating margin in 2019.

FedEx Express segment results include approximately $325 million of TNT Express integration expenses in 2019, a $55 million decrease from 2018.

Other operating expenses increased 5% in 2019 primarily due to the gain on sale recorded in 2018 discussed above and higher outside service contract expenses in 2019. Salaries and employee benefits expense increased 2% in 2019 primarily due to higher staffing to support volume growth and merit increases, partially offset by lower variable incentive compensation expenses. Maintenance and repairs expense increased 8% in 2019 primarily due to higher aircraft engine maintenance expense. Depreciation and amortization expense increased 7% in 2019 primarily due to continued investment in aircraft and related equipment. Currency exchange rates had a negative impact on revenues and a positive impact on expenses but did not have an impact on operating income in 2019.

Fuel expense increased 15% in 2019 due to increased fuel prices. However, the net impact of fuel had a significant benefit to operating income in 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express segment operating income and margin decreased in 2018 primarily due to the impacts from the NotPetya cyberattack and higher TNT Express integration expenses, partially offset by yield growth and the positive net impact of fuel. FedEx Express results in 2018 include $380 million of TNT Express integration expenses.

Salaries and employee benefits expense increased 7% in 2018 primarily due to merit increases and unfavorable exchange rates. Other operating expenses increased 9% in 2018 primarily due to increased outside service contracts, unfavorable exchange rates and TNT Express integration expenses. Purchased transportation expense increased 8% in 2018 due to unfavorable exchange rates and increased international volume. Maintenance and repairs expense increased 13% in 2018 due to the timing of aircraft engine maintenance events, coupled with higher non-aircraft maintenance and repairs associated with vehicles and trailers, equipment and facilities.

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

FedEx Express Segment Outlook

Revenues are expected to increase at FedEx Express in 2020 primarily due to higher international volumes. Operating income is expected to decline in 2020 due to macroeconomic weakness and trade uncertainty, continued mix shift to lower-yielding services and a strategic decision not to renew a customer contract. During 2020, FedEx Express will continue to implement actions to reduce costs to serve, improve efficiencies and adjust its air and ground network cost structure to align with forecasted volume.

During 2020, we will continue to execute our TNT Express integration plans, and we will be focused on completing projects across our European hub and station locations that will allow interoperability between networks for both FedEx Express and TNT Express packages, which will further lower costs as the related FedEx Express linehaul operations are optimized. In addition, we will continue to focus on the operational network integration process for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. While we expect to make significant progress on integration activities in 2020, particularly in Europe, integration work will continue thereafter. In connection with this, we expect the FedEx Express segment to incur approximately $275 million of integration expenses in 2020.

Capital expenditures at FedEx Express are expected to increase in 2020, primarily related to long-term facility investments. We are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the Indianapolis hub and approximately $1.5 billion to modernize the Memphis World Hub.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the years ended May 31:

				Percent Change
	2019	2018	2017	2019/2018		2018/2017

Revenues	$20,522	$18,395	$16,503	12		11
Operating expenses:
Salaries and employee benefits	3,413	3,003	2,627	14		14
Purchased transportation	9,174	7,936	7,177	16		11
Rentals	791	754	696	5		8
Depreciation and amortization	728	681	627	7		9
Fuel	14	12	10	17		20
Maintenance and repairs	336	309	293	9		5
Intercompany charges	1,544	1,471	1,335	5		10
Other	1,882	1,700	1,495	11		14
Total operating expenses	17,882	15,866	14,260	13		11
Operating income	$2,640	$2,529	$2,243	4		13
Operating margin	12.9%	13.7%	13.6%	(80)	bp	10	bp
Average daily package volume	8,952	8,336	7,896	7		6
Revenue per package (yield)	$8.97	$8.63	$8.18	4		6

	Percent of Revenue
	2019	2018	2017
Operating expenses:
Salaries and employee benefits	16.6%	16.4%	15.9%
Purchased transportation	44.7	43.1	43.5
Rentals	3.9	4.1	4.2
Depreciation and amortization	3.5	3.7	3.8
Fuel	0.1	0.1	0.1
Maintenance and repairs	1.6	1.7	1.8
Intercompany charges	7.5	8.0	8.1
Other	9.2	9.2	9.0
Total operating expenses	87.1	86.3	86.4
Operating margin	12.9%	13.7%	13.6%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 12% in 2019 due to volume growth and increased yields. Average daily volume increased 7% in 2019 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields increased 4% in 2019 primarily due to higher fuel surcharges, product mix, extra services and base yields.

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

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the years ended May 31:

	2019	2018	2017
Low	6.3%	4.0%	3.3%
High	7.8	6.3	4.5
Weighted-average	6.9	5.2	4.0

On March 18, 2019, we updated the tables used to determine our fuel surcharges at FedEx Ground. On January 7, 2019, FedEx Ground implemented a 4.9% average list price increase. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Ground. Effective January 22, 2018, dimensional weight pricing was applied to the majority of FedEx SmartPost shipments. On January 1, 2018, FedEx Ground implemented a 4.9% average list price increase. Effective February 6, 2017, FedEx Ground fuel surcharges began adjusting on a weekly basis compared to the previously monthly adjustment. On January 2, 2017, FedEx Ground implemented a 4.9% average list price increase and a change to the U.S. domestic dimensional weight divisor.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 4% in 2019 due to volume growth, increased yields and the favorable net impact of fuel. In addition, lower variable incentive compensation expenses benefited operating income by approximately $100 million in 2019. Higher purchased transportation costs, resulting from increased contractor settlement rates and expanding operations to six days per week year-round starting in January 2019, and increased staffing and network expansion costs contributed to the operating margin decline in 2019.

Purchased transportation expense increased 16% in 2019 due to higher volumes, increased contractor settlement rates, including expanding to six-day operations year-round, and higher fuel costs. Salaries and employee benefits expense increased 14% in 2019 due to additional staffing to support volume growth, merit increases and network expansion, partially offset by lower variable incentive compensation expenses.

The net impact of fuel had a significant benefit to operating income in 2019, as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Ground segment operating income increased 13% in 2018 due to volume growth and increased yields. Higher purchased transportation, staffing and network expansion costs partially offset these benefits.

Purchased transportation increased 11% in 2018 due to higher volumes, increased rates and higher fuel expenses. Salaries and employee benefits expense increased 14% in 2018 due to additional staffing to support volume growth and network expansion and merit increases. Other expenses increased 14% in 2018 primarily due to higher property taxes, retail sales commissions and security and facility services. Intercompany charges increased 10% in 2018 due to higher allocated information-technology and marketing costs. Rentals and depreciation and amortization expense increased 8% in 2018 due to network expansion.

FedEx Ground Segment Outlook

We expect FedEx Ground segment revenues and operating income to increase in 2020, reflecting continued volume growth in our residential services and commercial business. We anticipate results in 2020 will continue to be negatively impacted by higher operating costs required to service increased residential volumes driven by expected growth in e-commerce. During 2019, FedEx Ground expanded operations throughout the U.S. network to six days per week year-round, and in January 2020, FedEx Ground will expand residential delivery operations to seven days per week year-round for the majority of the U.S. population. To support these operational changes, FedEx Ground is making strategic investments to modernize and optimize its network to improve scheduling and productivity at its hubs and stations. The integration of FedEx SmartPost packages into the standard FedEx Ground operations continues and the vast majority of this volume is expected to be integrated by the end of calendar 2020, which will improve last mile efficiency through increased delivery density. In addition, FedEx Ground is investing in technology, and taking other strategic actions, to improve safety throughout its network. Costs associated with these FedEx Ground initiatives are expected to be a headwind in 2020; however, we believe they will allow for the more efficient use of our existing assets, which will drive improved performance and enhance our competitive position over the long term.

Capital expenditures at FedEx Ground are expected to increase in 2020 primarily due to additional trailer purchases and land acquisitions.

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of May 31, 2019, over two-thirds of standard FedEx Ground volume (excluding FedEx SmartPost volume) was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

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

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the years ended May 31:

				Percent Change
	2019	2018	2017	2019/2018		2018/2017
Revenues	$7,582	$6,812	$6,070	11		12
Operating expenses:
Salaries and employee benefits	3,639	3,307	3,018	10		10
Purchased transportation	932	847	717	10		18
Rentals	172	153	134	12		14
Depreciation and amortization	332	296	265	12		12
Fuel	563	471	384	20		23
Maintenance and repairs	245	227	214	8		6
Intercompany charges	535	514	488	4		5
Other	549	507	479	8		6
Total operating expenses	6,967	6,322	5,699	10		11
Operating income	$615	$490	$371	26		32
Operating margin	8.1%	7.2%	6.1%	90	bp	110	bp
Average daily shipments (in thousands):
Priority	78.4	74.5	70.6	5		6
Economy	34.3	31.9	31.0	8		3
Total average daily shipments	112.7	106.4	101.6	6		5
Weight per shipment:
Priority	1,207	1,213	1,176	—		3
Economy	1,064	1,134	1,129	(6)		—
Composite weight per shipment	1,164	1,190	1,161	(2)		2
Revenue per shipment:
Priority	$250.95	$236.78	$221.67	6		7
Economy	300.02	286.85	265.77	5		8
Composite revenue per shipment	$265.98	$251.93	$235.20	6		7
Revenue per hundredweight:
Priority	$20.78	$19.52	$18.85	6		4
Economy	28.19	25.29	23.55	11		7
Composite revenue per hundredweight	$22.85	$21.18	$20.25	8		5

	Percent of Revenue
	2019	2018	2017
Operating expenses:
Salaries and employee benefits	48.0%	48.6%	49.7%
Purchased transportation	12.3	12.4	11.8
Rentals	2.3	2.2	2.2
Depreciation and amortization	4.4	4.4	4.4
Fuel	7.4	6.9	6.3
Maintenance and repairs	3.2	3.3	3.6
Intercompany charges	7.1	7.6	8.0
Other	7.2	7.4	7.9
Total operating expenses	91.9	92.8	93.9
Operating margin	8.1%	7.2%	6.1%

FedEx Freight Segment Revenues

FedEx Freight segment revenues increased 11% in 2019 primarily due to higher revenue per shipment and average daily shipments. Revenue per shipment increased 6% in 2019 primarily due to higher base rates, reflecting our ongoing yield management initiatives, and higher fuel surcharges. Average daily shipments increased 6% in 2019 due to higher demand for our service offerings.

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

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the years ended May 31:

	2019	2018	2017
Low	23.4%	20.9%	20.2%
High	25.6	25.0	21.6
Weighted-average	24.5	22.9	21.0

On January 7, 2019, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates. On January 1, 2018, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates. On January 2, 2017, FedEx Freight implemented a 4.9% average increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 26% and operating margin improved 90 basis points in 2019 primarily due to higher revenue per shipment. In addition, lower variable incentive compensation expenses benefited operating income by approximately $60 million in 2019. Salaries and employee benefits increased 10% in 2019 reflecting higher staffing levels to support volume growth and merit increases, partially offset by lower variable incentive compensation expenses. Purchased transportation increased 10% in 2019 due to increased rates, including higher fuel surcharges, and higher volumes.

Fuel expense increased 20% in 2019 due to higher fuel prices and higher mileage. The net impact of fuel had a moderate benefit to operating income in 2019 as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight segment operating income increased 32% and operating margin improved 110 basis points in 2018 primarily due to higher revenue per shipment. Salaries and employee benefits increased 10% in 2018, driven by higher staffing levels to support volume growth, merit increases and higher incentive compensation accruals. Purchased transportation increased 18% in 2018 due to higher volumes and increased rates, including higher fuel surcharges.

Fuel expense increased 23% in 2018 due to higher fuel prices. The net impact of fuel had a moderate benefit to operating income in 2018 as higher fuel surcharges more than offset increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

We expect FedEx Freight segment average daily shipment volumes and weight per shipment growth rates to moderate in 2020. We anticipate operating income and operating margin improvement at FedEx Freight in 2020 as we continue our focus on yield management, profitable growth primarily from small and mid-sized customers, and improving our operational productivity and efficiency. FedEx Freight will continue to leverage new technology to modernize our operations during 2020 and we expect to realize increasing benefits from these investments in 2021.

Capital expenditures at FedEx Freight are expected to increase in 2020 due to continued investments in vehicles and trailers, equipment and technology, which are expected to contribute to efficiency improvements.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.3 billion at May 31, 2019, compared to $3.3 billion at May 31, 2018. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2019	2018	2017
Operating activities:
Net income	$540	$4,572	$2,997
Retirement plans mark-to-market adjustment	3,882	(10)	(24)
Gain from sale of business	(8)	(85)	—
Gain from sale of investment	—	—	(35)
Business realignment costs	101	—	—
Goodwill and other asset impairment charges	—	380	—
Other noncash charges and credits	3,589	3,277	4,194
Changes in assets and liabilities	(2,491)	(3,460)	(2,202)
Cash provided by operating activities	5,613	4,674	4,930
Investing activities:
Capital expenditures	(5,490)	(5,663)	(5,116)
Business acquisitions, net of cash acquired	(66)	(179)	—
Proceeds from sale of business	—	123	—
Proceeds from asset dispositions and other	83	42	135
Cash used in investing activities	(5,473)	(5,677)	(4,981)
Financing activities:
Purchase of treasury stock	(1,480)	(1,017)	(509)
Principal payments on debt	(1,436)	(38)	(82)
Proceeds from debt issuances	2,463	1,480	1,190
Dividends paid	(683)	(535)	(426)
Other	97	337	355
Cash (used in) provided by financing activities	(1,039)	227	528
Effect of exchange rate changes on cash	(47)	72	(42)
Net (decrease) increase in cash and cash equivalents	$(946)	$(704)	$435
Cash and cash equivalents at end of period	$2,319	$3,265	$3,969

Cash Provided by Operating Activities. Cash flows from operating activities increased $939 million in 2019 primarily due to lower pension contributions, partially offset by higher tax payments, higher variable incentive compensation payments and lower net income (net of noncash items).

Cash flows from operating activities decreased $256 million in 2018 primarily due to $500 million of additional voluntary pension contributions and $500 million of payments related to previously accrued legal settlements, partially offset by lower net tax payments.

Cash Used in Investing Activities. Capital expenditures were 3% lower in 2019 primarily due to lower spending on aircraft and related equipment at FedEx Express, as well as lower spending related to facilities, equipment and vehicles and trailers at FedEx Ground, partially offset by increased spending related to facilities, equipment and vehicles and trailers at FedEx Express. Capital expenditures were 11% higher in 2018 largely due to increased spending at FedEx Express for aircraft and related equipment as part of our fleet modernization program. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2019 and 2018.

Financing Activities. We issued various senior unsecured debt in 2019 and 2018. See Note 6 of the accompanying consolidated financial statements for more information on these issuances. We used the net proceeds of our 2019 debt issuances to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, pay the €500 million aggregate principal amount of floating-rate notes that matured on April 11, 2019 and for general corporate purposes. We utilized the net proceeds of our 2018 debt issuance for a voluntary incremental contribution to our U.S. Pension Plans in 2018.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2019			2018
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	6,640,000	$222.94	$1,480	4,282,800	$237.45	$1,017

On January 26, 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. See additional information on the stock repurchase program in Note 1 of the accompanying consolidated financial statements. As of May 31, 2019, 5.1 million shares remained under the current stock repurchase authorization.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, vehicles and trailers, technology, facilities, and package handling and sort equipment. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

				Percent Change
	2019	2018	2017	2019/2018	2018/2017
Aircraft and related equipment	$2,202	$2,483	$1,808	(11)	37
Package handling and ground support equipment	777	814	1,093	(5)	(26)
Vehicles and trailers	982	954	895	3	7
Information technology	751	600	594	25	1
Facilities and other	778	812	726	(4)	12
Total capital expenditures	$5,490	$5,663	$5,116	(3)	11

FedEx Express segment	$3,550	$3,461	$2,725	3	27
FedEx Ground segment	808	1,178	1,490	(31)	(21)
FedEx Freight segment	544	490	431	11	14
FedEx Services segment	528	477	416	11	15
Other	60	57	54	5	6
Total capital expenditures	$5,490	$5,663	$5,116	(3)	11

Capital expenditures decreased slightly during 2019 primarily due to lower spending on aircraft and related equipment at FedEx Express, as well as lower spending related to facilities, equipment and vehicles and trailers at FedEx Ground, partially offset by increased spending related to facilities, equipment and vehicles and trailers at FedEx Express. Capital expenditures during 2018 were higher than the prior year primarily due to increased spending at FedEx Express for aircraft and related equipment, partially offset by lower spending related to package handling and ground support equipment at FedEx Ground.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, which totaled $2.3 billion at May 31, 2019, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions, TNT Express integration expenses and the remaining payments for the U.S.-based voluntary employee buyout program. Our cash and cash equivalents balance at May 31, 2019 includes $1.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.9 billion in 2020. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2020, which will include spending for aircraft and hub modernization at FedEx Express, investments that increase our efficiency in handling large packages at FedEx Ground and investments in technology across all transportation segments that will further optimize our networks and improve our competitiveness. We are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect approximately 40% of capital expenditures in 2020 to be designated for growth initiatives. Our expected capital expenditures for 2020 include $1.6 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at FedEx Express.

We have several aircraft modernization programs underway that are supported by the purchase of Boeing 777 Freighter (“B777F”) and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

During 2019, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

On June 24, 2019, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

FedEx Express now has a total of 20 firm orders for B777F aircraft scheduled for delivery during 2020 through 2025 (one of which was delivered in June 2019) and a total of 59 firm orders for B767F aircraft for delivery during 2020 through 2023 (one of which was delivered in June 2019 and one in July 2019). Six of the B777F orders and five of the B767F orders are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

During 2019, FedEx Express also acquired options to purchase an additional 14 B777F aircraft and an additional six B767F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled.

FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028 and a total of 50 B767F aircraft for delivery through 2026.

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

During the fourth quarter of 2019, we replaced our $2.0 billion five-year revolving credit facility with a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “New Credit Agreements”). The Five-Year Credit Agreement expires in March 2024 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2020. The New Credit Agreements are available to finance our operations and other cash flow needs. The New Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.25 to 1.0 at May 31, 2019. We believe this covenant is the only significant restrictive covenant in our New Credit Agreements. Our New Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in our New Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in our New Credit Agreements, our access to financing could become limited. We do not expect to be at risk of noncompliance with the financial covenant or any other covenants in our New Credit Agreements. We had a total of $53 million in letters of credit outstanding at May 31, 2019, with $197 million of the letter of credit sublimit unused under our revolving credit facility.

As of May 31, 2019, no commercial paper was outstanding.

For 2020, we anticipate making voluntary contributions of $1.0 billion to our U.S. Pension Plans through available debt financing sources. As noted in our discussion of critical accounting estimates, we do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 10, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend was paid on July 8, 2019 to stockholders of record as of the close of business on June 24, 2019. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2019. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. Except for the current portion of interest on long-term debt, this table does not include amounts already recorded in our balance sheet as current liabilities at May 31, 2019. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2020	2021	2022	2023	2024	Thereafter	Total
Operating activities:
Operating leases	$2,497	$2,263	$2,028	$1,779	$1,486	$8,062	$18,115
Non-capital purchase obligations and other	781	630	413	281	179	2,647	4,931
Interest on long-term debt	620	609	609	580	558	9,951	12,927
Investing activities:
Aircraft and aircraft-related capital commitments	1,461	2,387	1,808	1,528	452	204	7,840
Other capital purchase obligations	48	25	24	23	1	5	126
Financing activities:
Debt	961	—	1,217	1,590	750	13,190	17,708
Total	$6,368	$5,914	$6,099	$5,781	$3,426	$34,059	$61,647

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

In accordance with accounting principles generally accepted in the United States, future contractual payments under our operating leases (totaling $18.1 billion on an undiscounted basis) are not recorded in our balance sheet. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity. The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at May 31, 2019. Under the new lease accounting rules, the majority of these leases will be required to be recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset effective in 2020.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($126 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($38 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

The amounts reflected in the table above for interest on long-term debt represent future interest payments due on our long-term debt.

Investing Activities

The amounts reflected in the table above for capital purchase obligations represent noncancelable agreements to purchase capital-related equipment. Such contracts include those for certain purchases of aircraft, aircraft modifications, vehicles and trailers, facilities, computers and other equipment.

As of May 31, 2019, we had $1.1 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions.

Financing Activities

We have certain financial instruments representing potential commitments, not reflected in the table above, that were incurred in the normal course of business to support our operations, including standby letters of credit and surety bonds. These instruments are required under certain U.S. self-insurance programs and are also used in the normal course of operations. The underlying liabilities insured by these instruments are reflected in our balance sheets, where applicable. Therefore, no additional liability is reflected for the letters of credit and surety bonds themselves.

The amounts reflected in the table above for long-term debt represent future scheduled payments on our long-term debt.

OTHER BUSINESS MATTERS

On June 24, 2019, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce from enforcing prohibitions contained in the Export Administration Regulations (the “EARs”) against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations.

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

Over the past several years, we have taken numerous actions to reduce pension-related risk and expense, including the introduction of our portable pension account benefit, freezing our traditional pension benefit, employing a liability-driven investment strategy and permitting former employees with a traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. In May 2018, we entered into an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract representing the transfer of approximately $6 billion of our U.S. Pension Plan obligations. The transaction transferred responsibility for pension benefits to Metropolitan Life Insurance Company for approximately 41,000 of our retirees and beneficiaries who satisfied certain conditions and were receiving a monthly benefit from participating U.S. Pension Plans. There was no change to the pension benefits for any plan participants as a result of this transaction. The purchase of the group annuity contract was funded directly by assets of the U.S. Pension Plans. The group annuity contract reduced the size of our U.S. Pension Plans, reduced our exposure to market risk and associated balance sheet volatility and eliminated the investment, administrative and Pension Benefit Guaranty Corporation (“PBGC”) premium expenses for approximately 41,000 retirees. We recognized a $210 million one-time settlement loss in connection with this transaction, which was included in our 2018 year-end MTM retirement plans accounting adjustment.

The “Salaries and employee benefits” caption of our consolidated income statements includes expense associated with service costs. The “Other retirement plans (expense) income” caption of our consolidated income statements includes our fourth quarter MTM adjustment, expense associated with prior service and interest costs, the expected return on assets (“EROA”) and settlements. A summary of our retirement plans costs over the past three years is as follows (in millions):

	2019	2018	2017
Defined benefit pension plans	$111	$150	$234
Defined contribution plans	561	527	480
Postretirement healthcare plans	75	74	76
Retirement plans mark-to-market loss (gain)	3,882	(10)	(24)
	$4,629	$741	$766

The components of the MTM adjustments are as follows (in millions):

	2019	2018	2017
Discount rate change	$1,780	$(613)	$266
Demographic experience:
Current year actuarial loss	739	419	268
Change in future assumptions	887	(37)	182
Actual versus expected return on assets	476	11	(740)
Annuity contract purchase	—	210	—
Total mark-to-market loss (gain)	$3,882	$(10)	$(24)

2019

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 4.11% at May 31, 2018 to 3.69% at May 31, 2019. The demographic experience in 2019 reflects updates to several forward-looking assumptions, including retirement rates, disability incidence rates and salary increase assumptions and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 4.05% was lower than our expected return of 6.75%, as lower than expected equity returns negatively impacted return-seeking assets while fixed-income assets performed as expected due to declining interest rates.

2018

The weighted-average discount rate for all of our pension and postretirement healthcare plans increased from 3.98% at May 31, 2017 to 4.11% at May 31, 2018. The demographic experience in 2018 reflects a liability loss due to unfavorable results related to various demographic assumptions. The annuity contract purchase loss relates to the contract with Metropolitan Life Insurance Company as discussed above. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 6.30% was slightly lower than our expected return of 6.50% primarily due to generally flat returns in the long-duration fixed-income portfolio partially offset by strong returns from global equities.

2017

The actual rate of return on our U.S. Pension Plan assets, which is net of all fees and expenses, of 9.2% was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets in addition to favorable credit market conditions. The weighted-average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

DISCOUNT RATE. The discount rate is the interest rate used to discount the estimated future benefit payments that have been accrued to date (the projected benefit obligation or “PBO”) to their net present value and to determine the succeeding year’s ongoing pension expense (prior to any year-end MTM adjustment). The discount rate is determined each year at the plan measurement date. The discount rate for our U.S. Pension Plans at each measurement date was as follows:

Measurement Date	Discount Rate
5/31/2019	3.85%
5/31/2018	4.27
5/31/2017	4.08
5/31/2016	4.13

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

The measurement of our PBO and the related impact on our annual MTM adjustment is highly sensitive to the discount rate assumption. For our largest pension plan, a 50-basis-point increase in the discount rate would have decreased our 2019 PBO by approximately $1.7 billion and a 50-basis-point decrease in the discount rate would have increased our 2019 PBO by approximately $1.9 billion. However, our annual segment-level pension expense is less sensitive to changes in the discount rate. For example, a one-basis-point increase in the discount rate for our largest pension plan would have a $34 million effect on the fourth quarter MTM adjustment but only a net $140,000 impact on segment-level pension expense.

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2019 and 6.50% in 2018 and 2017. We increased our EROA assumption in 2019 to 6.75% as the decrease in the number of retirees in payment status due to the purchase of a group annuity contract in May 2018 (discussed above) is expected to reduce our short-term future cash outlays and allow the remaining assets to be placed in longer-duration investments, which will increase the rate of return on assets. Also, the reduction of PBGC fixed- and variable-rate premiums should increase the net return on assets. The actuarial historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.5%, net of all fees and expenses, for the 15-year period ended May 31, 2019. For our U.S. Pension Plans, a one basis-point change in our EROA would impact our 2020 pension expense by $2.3 million.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 on a financial reporting basis (in millions):

	2019	2018
Funded Status of Plans:
Projected benefit obligation (PBO)	$28,855	$24,820
Fair value of plan assets	24,898	23,566
Funded status of the plans	$(3,957)	$(1,254)
Cash Amounts:
Cash contributions during the year	$1,125	$2,631
Benefit payments during the year	$806	$1,103

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under Internal Revenue Service rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans are fully funded under the Employee Retirement Income Security Act. Additionally, current benefit payments do not materially impact our total plan assets (benefit payments for our U.S. Pension Plans for 2019 were approximately $720 million, or 3.1% of plan assets). Benefit payments were lower in 2019 due to the annuity purchase in 2018 (discussed above).

Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. For 2020, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $1.0 billion to these plans in 2020.

See Note 13 of the accompanying consolidated financial statements for further information about our retirement plans.

INCOME TAXES

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our income taxes are a function of our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Further, the acquisition of TNT Express in 2016 expanded our foreign operations significantly and increased the complexity of our global operations from an income tax perspective. The tax laws in the various jurisdictions are complex and subject to different interpretations by us and the respective governmental taxing authorities. As a result, significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Also, our effective tax rate is significantly affected by the earnings generated in each jurisdiction, so unexpected fluctuations in the geographic mix of earnings could significantly impact our tax rate. Our intercompany transactions are based on globally accepted transfer pricing principles, which align profits with the business operations and functions of the various legal entities in our international business.

We evaluate our tax positions quarterly and adjust the balances as new information becomes available. These evaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws or their interpretations, audit activity and changes in our business. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination so there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances.

Our income tax positions are based on currently enacted tax laws. On December 22, 2017, the United States government enacted comprehensive tax legislation through the TCJA, which significantly changes the U.S. corporate income tax system and includes, among other things, a permanent reduction in the corporate income tax rate from 35% to 21%, a one-time transition tax on unrepatriated foreign earnings, and new taxes on certain foreign source earnings and certain related party payments, which are referred to as the global intangible low-taxed income tax and the base erosion and anti-abuse tax. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. As we continue our ongoing analysis of the TCJA’s related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may be required to make adjustments to amounts that we have recorded that may materially impact our results of operations and financial condition. Additionally, state and foreign governments may issue guidance and enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

For more information, including impacts from the TCJA, see the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $3.0 billion at May 31, 2019 and $2.7 billion at May 31, 2018. Approximately 35% of these accruals were classified as current liabilities.

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

IMPAIRMENT. As of May 31, 2019, the FedEx Express global air and ground network included a fleet of 681 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2019, we had two purchased aircraft that were not yet placed into service.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2019, we had seven aircraft temporarily idled. These aircraft have been idled for an average of 23 months and are expected to return to revenue service in order to meet expected demand.

SALE. On April 30, 2018, we sold a non-core business of TNT Express and recorded a gain of $85 million in the FedEx Express segment.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. As disclosed in “Financial Condition –Contractual Cash Obligations and Off-Balance Sheet Arrangements” and Note 7 of the accompanying consolidated financial statements, at May 31, 2019, we had approximately $18.1 billion (on an undiscounted basis) of future commitments for payments under operating leases. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2019 was approximately six years. The future commitments for operating leases are not yet reflected as a liability in our balance sheet until the new rules on lease accounting issued in 2016 become effective in 2020 as described below.

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

On February 25, 2016, the Financial Accounting Standards Board issued a new lease accounting standard. Based on the new lease accounting standard and our lease portfolio, we anticipate recognizing a lease liability and related right-of-use asset on the balance sheet of approximately $14 billion, with an immaterial impact on our income statement compared to the current lease accounting model. These changes are effective June 1, 2019 (fiscal 2020). See Note 2 of the accompanying consolidated financial statements for more information on this recent accounting guidance.

GOODWILL. As of May 31, 2019, we had $6.9 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. As of May 31, 2018, we had $7.0 billion of recorded goodwill from our business acquisitions, representing the excess of the aggregate purchase price over the fair value of the net assets acquired. During 2017, we recorded $407 million in additional goodwill associated with the completion of the purchase price allocation related to the TNT Express acquisition. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed both qualitative and quantitative assessments of goodwill as of May 31, 2019. This included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. We perform our annual impairment tests in the fourth quarter unless circumstances indicate the need to accelerate the timing of the tests.

Since the beginning of 2018, the financial reporting of TNT Express has been fully integrated into the FedEx Express segment and a separate reporting unit does not exist for this entity. While there are several factors negatively impacting near-term results at FedEx Express, including softening global economic conditions, a product mix shift to lower yielding services due in part to an increase in e-commerce traffic, and the timing and amount of TNT Express integration program expenses, FedEx Express continues to be an established profitable business with a fair value that significantly exceeds its carrying value based on our valuation performed during the fourth quarter of 2019. In addition, our other reporting units with significant recorded goodwill include FedEx Ground, FedEx Freight and FedEx Office (reported in the FedEx Services segment). We evaluated these reporting units during the fourth quarters of 2019 and 2018. The estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2019 and 2018; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

LEGAL AND OTHER CONTINGENCIES

We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Certain pending loss contingencies are described in Note 18 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 18 is not expected to be material to our financial position, results of operations or cash flows. The following describes our methods and associated processes for evaluating these matters.

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

RISK FACTORS

A wide range of factors could materially adversely affect our business, results of operations, financial condition and the price of our common stock. The most significant of these factors include the following:

We are directly affected by the state of the economy and anti-trade measures. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade, world trade policies, international taxes, government-to-government relations and the typically more volatile economies of emerging markets. For instance, anti-trade and protectionist measures adopted by the U.S. or other countries in which we do business, such as trade controls, tariffs, quotas, embargoes, sanctions, or retaliation by another country against such measures, could result in economic uncertainty and instability, resulting in fewer goods being transported globally. In 2019, we saw a customer preference for slower, less costly shipping services. Additionally, during 2019 weakness in the global economy adversely affected our results of operations, and we expect such weakness to continue to be present during 2020.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, including by computer hackers, foreign governments, cyber terrorists, cyber criminals and malicious employees or other insiders. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platform, data leakage and human error pose a direct threat to our products, services and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Such third parties may have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.

A disruption to our complex, global technology infrastructure, including those impacting our computer systems and websites, could result in the loss of confidential business or customer information, require substantial repairs or replacements, resulting in significant costs, and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely impact our operations, customer service and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse impacts could also occur in the event the confidentiality, integrity or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

Recently, there has also been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, including data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time.

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

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the EU, China and India, have imposed tariffs on certain goods imported from the United States. These actions contributed to weakness in the global economy that adversely affected our results of operations during 2019, and we expect such weakness to continue to be present during 2020. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Additionally, the U.S. government has recently taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances. Given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

The failure to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost may adversely affect our future results. Prior to FedEx’s acquisition of TNT Express in 2016, FedEx Express and TNT Express operated as independent companies. There can be no assurances that these businesses can be integrated successfully. Expected integration costs have increased significantly since the acquisition was completed, and parts of the integration have taken longer than initially expected. It is possible that the integration process could result in higher than currently expected integration costs, the loss of customers, the disruption of ongoing businesses, unexpected integration issues, or the loss of key historical FedEx Express or TNT Express employees. It is also possible that the overall integration process will take longer than currently anticipated.

Specifically, the following issues, among others, must be addressed as we integrate the operations of FedEx Express and TNT Express in order to realize the anticipated benefits of the transaction:

•	combining the companies’ operations and corporate functions;
•

combining the businesses of FedEx Express and TNT Express and meeting the capital requirements of the combination in a manner that permits us to achieve the operating and financial results we anticipated from the acquisition, the failure of which could result in the anticipated benefits of the transaction not being realized in the time frame currently anticipated, or at all;

•

integrating and consolidating the companies’ administrative and information-technology infrastructure and computer systems, and modernizing certain TNT Express systems which suffered from underinvestment prior to the acquisition;

•	integrating and restructuring the corporate entities;
•	integrating workforces and consulting with works councils and employee representatives while continuing to provide consistent, high-quality service to customers;
•	integrating and unifying the offerings and services available to historical FedEx Express and TNT Express customers;
•

harmonizing the companies’ operating practices, employee development and compensation programs, integrity and compliance programs, terms and conditions of contracts of carriage, internal controls and other policies, procedures and processes;

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

All of these factors could dilute FedEx’s earnings per share, delay or decrease the expected accretive effect of the acquisition and negatively impact the price of our common stock. The expected financial benefits of the acquisition may also be delayed or decreased by reductions in our base business levels due to economic weakness in Europe or other factors. In addition, at times the attention of certain members of our management may be focused on the integration of the businesses of FedEx Express and TNT Express and diverted from day-to-day business operations, which may disrupt our business. Further, we may not achieve the expected financial benefits from any costs incurred in addition to our integration program expenses related to investments to further transform and optimize the combined business.

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy which includes our ability to meet the demands of e-commerce, such as aircraft fleet modernization and hub modernization and expansion at FedEx Express and expansion of FedEx Ground residential delivery operations to seven days per week year-round for the majority of the U.S. population. We are also implementing various cost-containment actions, including limited hiring and discretionary spending and a U.S.-based voluntary employee buyout program. Such initiatives and enhancements may require us to make significant capital expenditures. Additionally, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, competition and the global economy; and actual market, economic and other conditions may be different from our assumptions. As technology, customer behavior and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in market dynamics, our future financial results will suffer.

The United Kingdom’s vote to leave the EU could adversely impact our business, results of operations and financial condition. There is substantial uncertainty surrounding the United Kingdom’s 2016 vote to leave the EU (“Brexit”), which is scheduled for October 31, 2019. The suspension or further delay of Brexit beyond October 31, 2019 requires the unanimous agreement of all remaining EU member states. Any impact of Brexit depends on the terms of the United Kingdom’s withdrawal from the EU, if it ultimately occurs. The ongoing uncertainty within the United Kingdom’s government and Parliament on the status of a withdrawal agreement could lead to economic stagnation until an ultimate resolution with respect to Brexit occurs. Such uncertainty also sustains the possibility of a “hard Brexit,” in which the United Kingdom leaves the EU without a withdrawal agreement and associated transition period in place. The outcome of recent European Parliament elections, and potentially the outcome of the July 2019 election to determine the next Prime Minister of the United Kingdom, could increase the likelihood of a hard Brexit. A hard Brexit would likely cause significant market and economic disruption and negatively impact customer experience and service quality, and could depress the demand for our services.

Even if an agreement setting forth the terms of the United Kingdom’s withdrawal from the EU is approved, the withdrawal could result in a global economic downturn. The United Kingdom also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the United Kingdom and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound.

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our employees, contractors, agents or others with whom we do business, such as customer service mishaps, accidents, catastrophes or incidents involving aircraft or vehicles operated by us, data breaches or technology infrastructure disruptions, noncompliance with laws or the shipment of certain items pursuant to our obligation as a common carrier operating under federal law, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our transportation businesses are impacted by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense may be impacted by fuel costs. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. As of May 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations, and we currently have no plans to use derivative financial instruments for this purpose in the future. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in governmental policy concerning fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns and other unpredictable events may impact fuel supply and could result in shortages in the future.

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, copy equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively impact operating margins, and undercapacity could negatively impact service levels.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, or they are owned, controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn reduce our revenues and market share. For example, Amazon.com is investing significant capital to establish a network of hubs, aircraft and vehicles.

We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our revenues and market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Moreover, if customers, such as Amazon.com, further develop or expand internal capabilities for the services we provide, it will reduce our revenue and could negatively impact our financial condition and results of operations. News regarding such developments or expansions could also negatively impact the price of our common stock. Additionally, advancements in technology, such as advanced safety systems, automated package sorting, handling and delivery, vehicle platooning, alternative fuel vehicles and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. regulations, laws, and policies. There can be no assurance that such regulations, laws and policies will not be changed in ways that will decrease the demand for our services, subject us to escalating costs or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes or sanctions in the U.S. or other countries, complex economic sanctions, export controls, additional security requirements, additional requirements on employees and benefits, environmental standards, tax reform and accounting may have an adverse effect on our operations, liquidity, capital requirements, effective tax rate and performance. For additional discussion, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.”

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions relating to the TCJA. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liability. In December 2017, the United States government enacted comprehensive tax legislation through the TCJA, which significantly changed the U.S. corporate income tax system. The TCJA requires complex computations to be performed that were not previously required in U.S. tax law, significant judgments, estimates and calculations to be made in interpreting its provisions, and the preparation and analysis of information not previously relevant or regularly produced.

The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the TCJA will be applied or otherwise administered that is different from our interpretation. As we continue our ongoing analysis of the TCJA’s related interpretations, collect and prepare necessary data, and interpret any additional guidance, we may be required to make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. For example, on January 15, 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of benefits of $233 million. If we are ultimately unsuccessful in defending our position with respect to our interpretation of the TCJA, we may be required to reverse these benefits. In addition, further legislative action could be taken to address questions or issues caused by the TCJA. State and foreign governments may also issue guidance and enact tax laws in response to the TCJA or other global initiatives that could result in further changes to our taxation and adversely impact our results of operations and financial condition.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in addition to TNT Express, we have acquired businesses in Europe, Latin America, Africa, the U.S., Asia and Australia over the past several years. Acquisitions involve special accounting, regulatory, compliance, information technology, human resources and other risks. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. For example, in 2018 we incurred a goodwill impairment charge of $374 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of the acquisition.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and avoid having labor organizations organize groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized, and a union has been certified to represent owner-drivers at a FedEx Freight Canada, Corp. facility.

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

FedEx Ground relies on owner-operators to conduct its linehaul and pickup-and-delivery operations, and the status of these owner-operators as independent contractors and direct employers of drivers providing these services is being challenged. FedEx Ground’s use of independent contractors is well suited to the needs of the ground delivery business and its customers, as evidenced by the strong growth of this business segment. We are involved in lawsuits and administrative proceedings that claim the company’s owner-operators engaged under operating agreements no longer in place should have been treated as our employees, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by owner-operators engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of FedEx Ground’s owner-operators as independent contractors and as direct employers of their drivers.

We continue to believe that owner-operators engaged by FedEx Ground are properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the drivers of these independent contractors. However, adverse determinations in these matters could, among other things, entitle certain of our owner-operators to the reimbursement of certain expenses and their drivers to certain wage payments from the owner-operators and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. Changes to state laws governing the definition of independent contractors, or employees of independent contractors, could also impact the status of FedEx Ground’s owner-operators.

Disruptions or modifications in service by the USPS or changes in its business or financial soundness could have an adverse effect on our operations and financial results. The U.S. Postal Service (“USPS”) is a significant customer and vendor of FedEx. In particular, the USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express and Priority Mail and transportation and delivery for the USPS’s international delivery service. Disruptions or modifications in service by the USPS as a result of financial difficulties or changes in its business, including any structural changes to its operations, network, service offerings or pricing, could adversely affect our operations, negatively impacting our revenue, results of operations and financial condition.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration (“TSA”) requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the International Civil Aviation Organization currently allows a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft. This allowance will be removed by calendar 2021 and may require us to undergo additional screening and oversight by the TSA and similar government agencies internationally. Security requirements such as these are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

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

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the Federal Aviation Administration (“FAA”) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely impacted when government agencies cease to operate as expected, including due to partial shutdowns, sequestrations or similar events, which may result in, among other things, disruption in the ability of government agencies to grant required regulatory approvals. For additional discussion, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.”

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including the Carbon Offsetting and Reduction Scheme for International Aviation and the Paris climate accord, see Part I, Item 1 of this Annual Report on Form 10-K under the caption “Regulation.”

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

Our failure to attract or retain employee talent or maintain our company culture could adversely impact our business. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in recruiting, motivating, rewarding and retaining employee talent, including successors to members of senior management, or the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business, results of operations, reputation and the price of our common stock. Additionally, our company culture is important to providing high quality customer service and having a productive workforce and could be adversely affected by our growing operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely impact our results of operations, financial condition and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, retirement ages, government regulations, and the frequency and amount of our required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions and can produce volatility in our results of operations, financial condition and liquidity. For example, our fourth quarter 2019 MTM retirement plans accounting adjustment resulted in a pre-tax noncash $3.9 billion loss ($3.0 billion, net of tax, or $11.22 per diluted share) and reduced the funded status of our tax qualified U.S. domestic pension plans. For additional information on our MTM retirement plans accounting adjustment, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Retirement Plans MTM Adjustments” and Note 13 of the accompanying consolidated financial statements.

A higher than normal number of pilot retirements across the industry, increased flight hour requirements to achieve a commercial pilot’s license, reductions in the number of military pilots entering the commercial workforce and other factors have caused a shortage of pilots that could have an adverse effect on our business and results of operations. Large numbers of pilots in the industry are approaching the FAA’s mandatory retirement age of 65. Commencing in 2013, the minimum flight hour requirement to achieve a commercial pilot’s license in the United States increased from 250 to 1,500 hours, thereby significantly increasing the time and cost commitment required to become licensed to fly commercial aircraft. Additionally, the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service has been decreasing. These and other factors have contributed to a shortage of qualified, entry-level pilots, and the companies with which we contract to fly smaller regional “feeder” aircraft are having difficulty attracting and retaining pilots. If the companies with which we contract become unable to hire adequate numbers of pilots to meet their needs, we could experience a reduction of service offered to certain locations, service disruptions, increased costs of operations and other difficulties that could have an adverse effect on our business and results of operations. Additionally, although we are not currently having difficulty staffing FedEx pilots to operate our primary FedEx Express fleet, such a difficulty may arise in the future, which could have an adverse effect on our business and results of operations.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely impact our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, conflicts or unrest, terrorist attacks or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity or duration of certain adverse weather conditions. Prolonged interruptions or disruptions at a key location such as our Memphis World Hub or one of our information-technology centers could adversely impact our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services resulting in an adverse effect on our business and results of operations.

Our autonomous delivery strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks. In 2019 we announced the development through a partnership of an autonomous delivery device designed to help retailers make same-day and last-mile deliveries to their customers. Autonomous delivery is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. This aspect of our business strategy is subject to a variety of risks inherent with the development of new technologies, including: the ability to continue to develop autonomous delivery software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to autonomous technologies than we do.

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

Volatility or disruption in the debt capital markets or our failure to maintain our current credit ratings and commercial paper ratings could adversely affect our liquidity, increase our interest expense and limit our financing options. Historically, we have relied on the public debt capital markets to fund portions of our capital investments and other expenditures and access to the commercial paper market as part of our working capital management strategy. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “stable.” These ratings are based on a number of factors, including assessments of our financial strength and financial policies. If our credit ratings drop, our interest expense may increase and our access to financing may become limited. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. In addition, increased volatility or disruption in the debt capital markets could adversely affect our ability to refinance existing debt.

We are also subject to other risks and uncertainties, including:

•	changes in our ability to attract and retain drivers and package and freight handlers;
•

the increasing costs of compliance with federal, state and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso, which can affect our sales levels and foreign currency sales prices;

•	market acceptance of our new service and growth initiatives;
•

any liability resulting from and the costs of defending against class-action and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 18 of the accompanying consolidated financial statements;

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021), with the union elected in 2015 to represent drivers at a FedEx Freight, Inc. facility in the U.S., and with the union certified in 2019 to represent owner-drivers at a FedEx Freight Canada, Corp. facility;

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
•

stockholder activism, which could divert the attention of management and our board of directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future and cause the price of our common stock to fluctuate significantly; and

•

the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our credit agreements in the event the London Interbank Offered Rate or the euro interbank offered rate cease to exist and we make borrowings under the agreements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including (but not limited to) those contained in the “Business” section of Part I, the “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of Part II, the “Income Taxes,” “Outlook” (including segment outlooks), “Recent Accounting Guidance,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Risk Factors” sections of “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Recent Accounting Guidance,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

EFFECTIVE TAX RATE PRIOR TO MTM RETIREMENT PLANS ACCOUNTING ADJUSTMENT

We are unable to predict the amount of the 2020 year-end MTM retirement plans accounting adjustment, as it is significantly impacted by changes in interest rates and the financial markets. For this reason, a full reconciliation of our 2020 effective tax rate forecast to the most directly comparable accounting principle generally accepted in the United States (“GAAP”) measure is impracticable.

We have provided a 2020 effective tax rate forecast prior to year-end MTM retirement plans accounting adjustments to facilitate analysis and comparisons of our ongoing business operations by excluding an item that is unrelated to our core operating performance, and to assist investors with comparisons to prior periods and assessing trends in our underlying businesses. This adjustment is consistent with how management views our businesses. Management uses this non-GAAP financial measure in making financial, operating and planning decisions and evaluating the company’s ongoing performance.

This non-GAAP measure is intended to supplement and should be read together with, and is not an alternative or substitute for, and should not be considered superior to, our reported financial measures. Accordingly, users of our financial statements should not place undue reliance on this non-GAAP financial measure. Because non-GAAP financial measures are not standardized, it may not be possible to compare this non-GAAP measure with other companies’ non-GAAP financial measures having the same or similar names. While we are unable to predict the amount of the 2020 year-end MTM retirement plans accounting adjustment, it is reasonably possible that such adjustment could have a material impact on our 2020 effective tax rate.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2019.

The effectiveness of our internal control over financial reporting as of May 31, 2019, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in common stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2019, and the related notes and our report dated July 16, 2019 expressed an unqualified opinion thereon.

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

July 16, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in common stockholders’ investment and cash flows for each of the three years in the period ended May 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 16, 2019 expressed an unqualified opinion thereon.

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

Memphis, Tennessee

July 16, 2019

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,319	$3,265
Receivables, less allowances of $300 and $401	9,116	8,481
Spare parts, supplies and fuel, less allowances of $335 and $268	553	525
Prepaid expenses and other	1,098	1,070
Total current assets	13,086	13,341
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	22,793	20,749
Package handling and ground support equipment	10,409	9,727
Information technology	6,268	5,794
Vehicles and trailers	8,339	7,708
Facilities and other	11,702	11,143
	59,511	55,121
Less accumulated depreciation and amortization	29,082	26,967
Net property and equipment	30,429	28,154
OTHER LONG-TERM ASSETS
Goodwill	6,884	6,973
Other assets	4,004	3,862
Total other long-term assets	10,888	10,835
	$54,403	$52,330

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2019	2018
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$964	$1,342
Accrued salaries and employee benefits	1,741	2,177
Accounts payable	3,030	2,977
Accrued expenses	3,278	3,131
Total current liabilities	9,013	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	16,617	15,243
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,821	2,867
Pension, postretirement healthcare and other benefit obligations	5,095	2,187
Self-insurance accruals	1,899	1,784
Deferred lease obligations	531	551
Deferred gains, principally related to aircraft transactions	99	121
Other liabilities	571	534
Total other long-term liabilities	11,016	8,044
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2019 and 2018	32	32
Additional paid-in capital	3,231	3,117
Retained earnings	24,648	24,823
Accumulated other comprehensive loss	(865)	(578)
Treasury stock, at cost	(9,289)	(7,978)
Total common stockholders’ investment	17,757	19,416
	$54,403	$52,330

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2019	2018	2017
REVENUES	$69,693	$65,450	$60,319
OPERATING EXPENSES:
Salaries and employee benefits	24,776	23,795	21,989
Purchased transportation	16,654	15,101	13,630
Rentals and landing fees	3,360	3,361	3,240
Depreciation and amortization	3,353	3,095	2,995
Fuel	3,889	3,374	2,773
Maintenance and repairs	2,834	2,622	2,374
Business realignment costs	320	—	—
Goodwill and other asset impairment charges	—	380	—
Other	10,041	9,450	8,752
	65,227	61,178	55,753
OPERATING INCOME	4,466	4,272	4,566
OTHER (EXPENSE) INCOME:
Interest expense	(588)	(558)	(512)
Interest income	59	48	33
Other retirement plans (expense) income	(3,251)	598	471
Other, net	(31)	(7)	21
	(3,811)	81	13
INCOME BEFORE INCOME TAXES	655	4,353	4,579
PROVISION FOR INCOME TAXES (BENEFIT)	115	(219)	1,582
NET INCOME	$540	$4,572	$2,997
BASIC EARNINGS PER COMMON SHARE	$2.06	$17.08	$11.24
DILUTED EARNINGS PER COMMON SHARE	$2.03	$16.79	$11.07

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2019	2018	2017
NET INCOME	$540	$4,572	$2,997
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefit of $29 in 2019, tax expense of $16 in 2018 and tax expense of $52 in 2017	(195)	(74)	(171)
Amortization of prior service credit and other, net of tax benefits of $28 in 2019, $37 in 2018 and $43 in 2017	(92)	(89)	(75)
	(287)	(163)	(246)
COMPREHENSIVE INCOME	$253	$4,409	$2,751

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$540	$4,572	$2,997
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,353	3,095	2,995
Provision for uncollectible accounts	295	246	136
Deferred income taxes and other noncash items	(233)	(231)	909
Stock-based compensation	174	167	154
Retirement plans mark-to-market adjustment	3,882	(10)	(24)
Gain from sale of business	(8)	(85)	—
Gain from sale of investment	—	—	(35)
Business realignment costs	101	—	—
Goodwill and other asset impairment charges	—	380	—
Changes in assets and liabilities:
Receivables	(873)	(1,049)	(556)
Other current assets	(25)	(135)	78
Pension and postretirement healthcare assets and liabilities, net	(909)	(2,345)	(1,688)
Accounts payable and other liabilities	(571)	141	103
Other, net	(113)	(72)	(139)
Cash provided by operating activities	5,613	4,674	4,930
INVESTING ACTIVITIES
Capital expenditures	(5,490)	(5,663)	(5,116)
Business acquisitions, net of cash acquired	(66)	(179)	—
Proceeds from sale of business	—	123	—
Proceeds from asset dispositions and other	83	42	135
Cash used in investing activities	(5,473)	(5,677)	(4,981)
FINANCING ACTIVITIES
Principal payments on debt	(1,436)	(38)	(82)
Proceeds from debt issuances	2,463	1,480	1,190
Proceeds from stock issuances	101	327	337
Dividends paid	(683)	(535)	(426)
Purchase of treasury stock	(1,480)	(1,017)	(509)
Other, net	(4)	10	18
Cash (used in) provided by financing activities	(1,039)	227	528
Effect of exchange rate changes on cash	(47)	72	(42)
Net (decrease) increase in cash and cash equivalents	(946)	(704)	435
Cash and cash equivalents at beginning of period	3,265	3,969	3,534
Cash and cash equivalents at end of period	$2,319	$3,265	$3,969

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2016	$32	$2,892	$18,371	$(169)	$(7,342)	$13,784
Net income	—	—	2,997	—	—	2,997
Other comprehensive loss, net of tax of $9	—	—	—	(246)	—	(246)
Purchase of treasury stock (3.0 million shares)	—	—	—	—	(509)	(509)
Cash dividends declared ($1.60 per share)	—	—	(426)	—	—	(426)
Employee incentive plans and other (3.5 million shares issued)	—	113	(109)	—	469	473
Balance at May 31, 2017	32	3,005	20,833	(415)	(7,382)	16,073
Net income	—	—	4,572	—	—	4,572
Other comprehensive loss, net of tax of $21	—	—	—	(163)	—	(163)
Purchase of treasury stock (4.3 million shares)	—	—	—	—	(1,017)	(1,017)
Cash dividends declared ($2.00 per share)	—	—	(535)	—	—	(535)
Employee incentive plans and other (3.1 million shares issued)	—	112	(47)	—	421	486
Balance at May 31, 2018	32	3,117	24,823	(578)	(7,978)	19,416
Net income	—	—	540	—	—	540
Other comprehensive loss, net of tax of $57	—	—	—	(287)	—	(287)
Purchase of treasury stock (6.6 million shares)	—	—	—	—	(1,480)	(1,480)
Cash dividends declared ($2.60 per share)	—	—	(683)	—	—	(683)
Employee incentive plans and other (1.3 million shares issued)	—	114	(32)	—	169	251
Balance at May 31, 2019	$32	$3,231	$24,648	$(865)	$(9,289)	$17,757

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments (FedEx Express, FedEx Ground and FedEx Freight) and other business units. In addition, the FedEx Services segment provides customers with retail access to FedEx Express and FedEx Ground shipping services through FedEx Office and Print Services, Inc. (“FedEx Office”).

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2019 or ended May 31 of the year referenced.

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

REVENUE RECOGNITION.

Satisfaction of Performance Obligation

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition in accordance with U.S. generally accepted accounting principles (“GAAP”). To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to provide distinct services within a single contract, such as transportation services. The majority of our contracts with customers for transportation services include only one performance obligation, the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable standalone sales prices. In these instances, the observable standalone sales are used to determine the standalone selling price.

For transportation services, revenue is recognized over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. If we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including ancillary or accessorial fees and reductions for estimated customer incentives, are recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We also provide customized customer-specific solutions, such as supply chain management solutions and inventory and service parts logistics, through which we provide the service of integrating a complex set of tasks and components into a single capability. For these arrangements, the majority of which are conducted by our FedEx Logistics, Inc. (“FedEx Logistics” (formerly FedEx Trade Networks, Inc.)) operating segment, the entire contract is accounted for as one performance obligation. For these performance obligations, we typically have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.

Contract Modification

Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations or alters the existing arrangement. Contract modifications that add distinct goods or services are treated as separate performance obligations. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are executed.

Variable Consideration

Certain contracts contain customer incentives, guaranteed service refunds and other provisions that can either increase or decrease the transaction price. These incentives are generally awarded based upon achieving certain performance metrics. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts of revenue, which may be reduced by incentives or other contract provisions, in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of anticipated customer spending and all information (historical, current and forecasted) that is reasonably available to us.

Principal vs. Agent Considerations

Transportation services are provided with the use of employees and independent businesses that contract with FedEx. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that FedEx is the principal to the transaction for most of these services and revenue is recognized on a gross basis based on the transfer of control to the customer. Costs associated with independent businesses providing transportation services are recognized as incurred and included in the caption “Purchased transportation” in the consolidated statements of income.

Our contract logistics, global trade services and certain transportation businesses engage in certain transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions and taxes and duties.

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

Gross contract assets related to in-transit packages totaled $533 million and $542 million at May 31, 2019 and May 31, 2018, respectively. Contract assets net of deferred unearned revenue were $364 million and $363 million at May 31, 2019 and May 31, 2018, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $11 million and $13 million at May 31, 2019 and May 31, 2018, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

Payment terms

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

See Note 14 for disclosure of disaggregated revenues for the periods ended May 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

CREDIT RISK. We routinely grant credit to many of our customers for transportation and business services without collateral. The risk of credit loss in our trade receivables is substantially mitigated by our credit evaluation process, short collection terms and sales to a large number of customers, as well as the low revenue per transaction for most of our services. Allowances for potential credit losses are determined based on historical experience and the impact of current economic conditions. Historically, credit losses have been within management’s expectations.

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $468 million in 2019, $442 million in 2018 and $458 million in 2017.

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

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2019	2018
Wide-body aircraft and related equipment	15 to 30 years	$11,975	$10,463
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,696	2,908
Package handling and ground support equipment	3 to 30 years	4,157	4,028
Information technology	2 to 10 years	1,553	1,277
Vehicles and trailers	3 to 15 years	4,042	3,747
Facilities and other	2 to 40 years	6,006	5,731

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $3.4 billion in 2019, $3.1 billion in 2018 and $2.9 billion in 2017. Depreciation and amortization expense includes amortization of assets under capital lease.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $64 million in 2019, $61 million in 2018 and $41 million in 2017.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2019, we had seven aircraft temporarily idled. These aircraft have been idled for an average of 23 months and are expected to return to revenue service.

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

The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of these plans. We use “mark-to-market” or MTM accounting and immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our results annually in the fourth quarter each year. The annual MTM adjustment is recognized at the corporate level and does not impact segment results. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the EROA, are recorded on a quarterly basis.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, thus, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances.

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

LEASES. We lease certain aircraft, facilities, equipment and vehicles and trailers under capital and operating leases. The commencement date of all leases is the earlier of the date we become legally obligated to make rent payments or the date we may exercise control over the use of the property. In addition to minimum rental payments, certain leases provide for contingent rentals based on equipment usage, principally related to aircraft leases at FedEx Express. Rent expense associated with contingent rentals is recorded as incurred. Certain of our leases contain fluctuating or escalating payments and rent holiday periods. The related rent expense is recorded on a straight-line basis over the lease term. The cumulative excess of rent payments over rent expense is accounted for as a deferred lease asset and recorded in “Other assets” in the accompanying consolidated balance sheets. The cumulative excess of rent expense over rent payments is accounted for as a deferred lease obligation. Leasehold improvements associated with assets utilized under capital or operating leases are amortized over the shorter of the asset’s useful life or the lease term.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If a derivative is designated as a cash flow or net investment hedge, changes in its fair value are considered to be effective and are recorded in accumulated other comprehensive income (“AOCI”) until the hedged item is recorded in income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow or net investment hedge for any period presented. Accordingly, additional disclosures about these types of financial instruments are excluded from this report.

For derivative instruments designated as hedges, we assess, both at hedge inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of the hedged items. In addition, when we determine that a derivative is not highly effective as a hedge, hedge accounting is discontinued. When a hedging instrument expires or is sold, or when the hedge no longer meets the criteria for hedge accounting, any cumulative gains or losses existing in AOCI at that time remain there until the forecasted transaction is ultimately recognized in the income statement. When a forecasted transaction is no longer expected to occur, the cumulative gains or losses that were reported in AOCI are immediately recognized in the income statement. The financial statement impact of derivative transactions was immaterial for each period presented. Accordingly, additional disclosures have been excluded from this report.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) in 2015, which already had a small number of employees that are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized, and a union has been certified to represent owner-drivers at a FedEx Freight Canada, Corp. facility.

STOCK-BASED COMPENSATION. The accounting guidance related to share-based payments requires recognition of compensation expense for stock-based awards using a fair value method. We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards is based on the stock price of the award on the grant date. We record stock-based compensation expense in the “Salaries and employee benefits” caption in the accompanying consolidated statements of income. We issue new shares or treasury shares from stock repurchases to cover employee stock option exercises and restricted stock grants.

TREASURY SHARES. In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. During 2019, we repurchased 6.6 million shares of FedEx common stock at an average price of $222.94 per share for a total of $1.5 billion. As of May 31, 2019, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2018, we repurchased 4.3 million shares of FedEx common stock at an average price of $237.45 per share for a total of $1.0 billion. In 2017, we repurchased 3.0 million shares of FedEx common stock at an average price of $172.13 per share for a total of $509 million.

DIVIDENDS DECLARED PER COMMON SHARE. On June 10, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend was paid on July 8, 2019 to stockholders of record as of the close of business on June 24, 2019. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis at the end of each fiscal year. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS REALIGNMENT COSTS. In December 2018, we announced cost-reduction programs primarily through initiatives at FedEx Services and FedEx Express in response to current business and economic conditions that included the following:

•	A U.S.-based voluntary employee buyout program for eligible employees;
•	Limited hiring in staff functions; and
•	Reductions in discretionary spending.

During 2019, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. The U.S.-based voluntary employee buyout program includes voluntary severance payments and funding to healthcare reimbursement accounts, with the voluntary severance payment calculated based on four weeks of gross base salary for every year of continuous service up to a maximum payment of two years of pay. This program was completed in the fourth quarter of 2019, and approximately 1,500 employees have left or will be leaving during 2020. Costs of the benefits provided under the U.S.-based voluntary employee buyout program were recognized as special termination benefits in the period that eligible employees accepted their offers.

We incurred costs of $320 million ($243 million, net of tax, or $0.91 per diluted share) during 2019 associated with our business realignment activities. These costs related primarily to severance for employees who accepted voluntary buyouts in the third and fourth quarters of 2019. Payments are made at the time of departure. Approximately $220 million was paid under this program during 2019. The cost of the U.S.-based voluntary employee buyout program is included in the caption “Business realignment costs” in our consolidated statements of income. Also included in that caption are other incremental, external costs directly attributable to our business realignment activities, such as professional fees.

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

Recently Adopted Accounting Standards

In 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board issued a new accounting standard that supersedes virtually all existing revenue recognition guidance under GAAP. The fundamental principles of the new guidance are that companies should recognize revenue in a manner that reflects the timing of the transfer of services to customers and the amount of revenue recognized reflects the consideration that a company expects to receive for the goods and services provided. The new guidance establishes a five-step approach for the recognition of revenue. We adopted this standard as of June 1, 2018 (fiscal 2019) using the modified retrospective method of adoption as permitted by the standard. The new guidance did not have an impact on our revenue recognition policies, practices or systems; therefore, there was no cumulative-effect adjustment to retained earnings as of June 1, 2018.

In March 2017, the FASB issued an Accounting Standards Update (ASU 2017-07) that changes how employers that sponsor defined benefit pension or other postretirement benefit plans present the net periodic benefit cost in the income statement. This new guidance requires entities to report the service cost component in the same line item or items as other compensation costs. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component outside of income from operations. This standard impacts our operating income but has no impact on our net income or earnings per share. We adopted this standard effective June 1, 2018 (fiscal 2019) and applied these changes retrospectively. As such, prior year financial results are recast to conform to these new rules.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents our results under our historical method of accounting and as adjusted to reflect our adoption of ASU 2017-07 (in millions):

	May 31, 2018			May 31, 2017
	Reported	Effect of Adoption of ASU 2017-07	As Adjusted	Reported	Effect of Adoption of ASU 2017-07	As Adjusted
Revenue	$65,450	$—	$65,450	$60,319	$—	$60,319
Operating income	4,870	(598)	4,272	5,037	(471)	4,566
Other income (expense), net	(517)	598	81	(458)	471	13
Net income	4,572	—	4,572	2,997	—	2,997

In August 2018, the FASB issued an Accounting Standards Update (ASU 2018-14) that modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement benefit plans. The guidance removes disclosures that are no longer considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. This new guidance had a minimal impact on our financial reporting. We adopted these new rules in the fourth quarter of 2019 and applied them retrospectively.

New Accounting Standards and Accounting Standards Not Yet Adopted

In 2016, the FASB issued a new lease accounting standard which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. The new standard states that a lessee will recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases will be recognized on a straight-line basis, while those determined to be financing leases will be recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement. The new standard will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements as well as additional information about the amounts recorded in the financial statements.

We are adopting the new leasing standard using a modified retrospective transition method as of the beginning of the period of adoption; therefore, we will not adjust the comparative periods presented but will record a cumulative effect adjustment to retained earnings effective as of June 1, 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption and to not separate lease and non-lease components for certain classes of assets. We will make an accounting policy election not to recognize leases with an initial term of 12 months or less on the consolidated balance sheets.

Based on our lease portfolio, we anticipate recognizing a lease liability and related right-of-use asset on our balance sheet of approximately $14 billion, with an immaterial impact on our income statement compared to the current lease accounting model. In addition, we expect to de-recognize existing deferred gains on sale leasebacks of aircraft of approximately $56 million as a cumulative-effect adjustment to retained earnings effective as of June 1, 2019. The majority of our existing lease arrangements are classified as operating leases, which will continue to be classified as operating under the new standard. In connection with the adoption of these new rules, we implemented changes to our policies, processes, information systems and internal controls to ensure we meet the standard’s reporting and disclosure requirements.

In June 2016, the FASB issued an Accounting Standards Update (ASU 2016-13) that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. These changes will be effective June 1, 2020 (fiscal 2021). We are assessing the impact of this new standard on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued an Accounting Standards Update (ASU 2018-02) that will permit companies to reclassify the income tax effect of the Tax Cuts and Jobs Act (“TCJA”) on items within AOCI to retained earnings. We are adopting this standard as of June 1, 2019 (fiscal 2020) and are electing to reclassify these tax effects, which are immaterial to our financial statements.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3: BUSINESS COMBINATIONS

On May 1, 2019, we acquired the international express division of FC (Flying Cargo) Express Ltd. (“Flying Cargo”) for $67 million in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On October 1, 2018, we acquired the controlling interest in an existing joint venture with Swiss Post, which operates a Swiss-wide transport system with connections to TNT Express’s global network. The controlling interest was acquired through the noncash contribution of a complementary Swiss business into the venture, resulting in the recognition of an immaterial gain. The majority of the purchase price was allocated to goodwill and other intangibles. The financial results of this acquired business are included in the FedEx Express segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On March 23, 2018, we acquired P2P Mailing Limited (“P2P”), a leading provider of worldwide, low-cost e-commerce transportation solutions, for £92 million ($135 million) in cash from operations. The majority of the purchase price was allocated to goodwill. The financial results of this acquired business are included in the FedEx Logistics operating segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

On October 13, 2017, we acquired Northwest Research, Inc. (“Northwest Research”), a leader in inventory research and management, for $50 million in cash from operations. The majority of the purchase price was allocated to property and equipment. The financial results of this acquired business are included in the FedEx Services segment from the date of acquisition and were not material to our results of operations. Therefore, pro forma financial information has not been provided.

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, Other and Eliminations	Total
Goodwill at May 31, 2017	$4,953	$827	$764	$1,525	$395	$8,464
Accumulated impairment charges	—	—	(133)	(1,177)	—	(1,310)
Balance as of May 31, 2017	4,953	827	631	348	395	7,154
Goodwill acquired(1)	76	14	3	—	32	125
Purchase adjustments and other(2)	71	(1)	—	—	(2)	68
Impairment charges(3)	—	—	—	—	(374)	(374)
Balance as of May 31, 2018	5,100	840	634	348	51	6,973
Goodwill acquired(4)	126	—	—	—	—	126
Purchase adjustments and other(2)	(210)	—	—	—	(5)	(215)
Balance as of May 31, 2019	$5,016	$840	$634	$348	$46	$6,884
Accumulated goodwill impairment charges as of May 31, 2019	$—	$—	$(133)	$(1,177)	$(374)	$(1,684)

(1)	Goodwill acquired relates to the acquisitions of Northwest Research and P2P. See Note 3 for more information.
(2)	Primarily purchase price allocation-related adjustments, currency translation adjustments and acquired goodwill related to immaterial acquisitions.
(3)	Impairment charges related to the goodwill impairment of FedEx Supply Chain described below.
(4)	Goodwill acquired relates to the acquisitions of Flying Cargo and the controlling interest in an existing joint venture with Swiss Post. See Note 3 for more information.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, FedEx Freight and FedEx Office (reported in the FedEx Services segment). We evaluated these reporting units during the fourth quarter of 2019. The estimated fair value of each of these reporting units exceeded their carrying values in 2019, and we do not believe that any of these reporting units were impaired as of May 31, 2019.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, we incurred a goodwill impairment charge of $374 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. In our evaluation of the goodwill of this reporting unit, we compared the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value was estimated using standard valuation methodologies (principally the income and market approach) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of the acquisition. Based on these factors, our outlook for the business and industry changed in the fourth quarter of 2018. No other impairments of goodwill were recognized during 2019, 2018 or 2017.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2019 and 2018 is as follows (in millions):

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$685	$(293)	$392	$676	$(250)	$426
Technology	66	(51)	15	68	(39)	29
Trademarks and other	137	(128)	9	141	(116)	25
Total	$888	$(472)	$416	$885	$(405)	$480

Amortization expense for intangible assets was $82 million in 2019, $87 million in 2018 and $91 million in 2017.

Expected amortization expense for the next five years is as follows (in millions):

2020	$64
2021	52
2022	45
2023	43
2024	42

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2019	2018
Accrued Salaries and Employee Benefits
Salaries	$425	$498
Employee benefits, including variable compensation	552	933
Compensated absences	764	746
	$1,741	$2,177
Accrued Expenses
Self-insurance accruals	$1,104	$957
Taxes other than income taxes	304	334
Other	1,870	1,840
	$3,278	$3,131

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2019, are as follows (in millions):

			May 31,
			2019	2018
	Interest Rate%	Maturity
Senior unsecured debt:	8.00	2019	$—	$750
	2.30	2020	400	399
	3.40	2022	497	—
	2.625-2.70	2023	747	746
	4.00	2024	746	746
	3.20	2025	696	695
	3.25	2026	745	744
	3.30	2027	446	445
	3.40	2028	495	495
	4.20	2029	396	—
	4.90	2034	495	495
	3.90	2035	494	493
	3.875-4.10	2043	984	983
	5.10	2044	742	742
	4.10	2045	641	640
	4.55-4.75	2046	2,460	2,459
	4.40	2047	735	735
	4.05	2048	986	986
	4.95	2049	835	—
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:	floating-rate	2019	—	582
	0.50	2020	559	581
	0.70	2022	713	—
	1.00	2023	836	869
	1.625	2027	1,387	1,442
Total senior unsecured debt			17,518	16,510
Other debt			1	4
Capital lease obligations			62	71
			17,581	16,585
Less current portion			964	1,342
			$16,617	$15,243

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted average interest rate on long-term debt was 3.5% as of May 31, 2019. Long-term debt, including current maturities and exclusive of capital leases, had estimated fair values of $17.8 billion at May 31, 2019 and $16.6 billion at May 31, 2018. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During January 2019, we issued $1.2 billion of senior unsecured debt under our current shelf registration statement, comprised of €640 million of 0.7% fixed-rate notes due in May 2022 and $500 million of 3.4% fixed-rate notes due in January 2022. We used the net proceeds to pay the €500 million aggregate principal amount of floating-rate notes that matured on April 11, 2019, and for general corporate purposes.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During October 2018, we issued $1.25 billion of senior unsecured debt under our current shelf registration statement, comprised of $400 million of 4.20% fixed-rate notes due in October 2028 and $850 million of 4.95% fixed-rate notes due in October 2048. We used the net proceeds to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, and for general corporate purposes.

During the fourth quarter of 2019, we replaced our $2.0 billion five-year revolving credit facility with a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “New Credit Agreements”). The Five-Year Credit Agreement expires in March 2024 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2020. The New Credit Agreements are available to finance our operations and other cash flow needs. The New Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.25 to 1.0 at May 31, 2019. We believe this covenant is the only significant restrictive covenant in our New Credit Agreements. Our New Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in our New Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in our New Credit Agreements, our access to financing could become limited. We had a total of $53 million in letters of credit outstanding at May 31, 2019, with $197 million of the letter of credit sublimit unused under our revolving credit facility.

As of May 31, 2019, no commercial paper was outstanding.

NOTE 7: LEASES

We utilize certain aircraft, land, facilities, retail locations and equipment under capital and operating leases that expire at various dates through 2051. We leased 6% of our total aircraft fleet under operating leases as of May 31, 2019 and 7% as of May 31, 2018. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Rent expense under operating leases for the years ended May 31 was as follows (in millions):

	2019	2018	2017
Minimum rentals	$2,875	$2,913	$2,814
Contingent rentals(1)	222	194	178
	$3,097	$3,107	$2,992
(1)	Contingent rentals are based on equipment usage.

A summary of future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2019 is as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2020	$288	$2,209	$2,497
2021	230	2,033	2,263
2022	212	1,816	2,028
2023	154	1,625	1,779
2024	58	1,428	1,486
Thereafter	85	7,977	8,062
Total	$1,027	$17,088	$18,115

Property and equipment recorded under capital leases and future minimum lease payments under capital leases are immaterial. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2019 was approximately six years. While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2019, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2019	2018	2017
Foreign currency translation loss:
Balance at beginning of period	$(759)	$(685)	$(514)
Translation adjustments	(195)	(74)	(171)
Balance at end of period	(954)	(759)	(685)
Retirement plans adjustments:
Balance at beginning of period	181	270	345
Prior service credit and other arising during period	—	(4)	1
Reclassifications from AOCI	(92)	(85)	(76)
Balance at end of period	89	181	270
Accumulated other comprehensive loss at end of period	$(865)	$(578)	$(415)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2019	2018	2017
Amortization of retirement plans prior service credits, before tax	$120	$121	$120	Salaries and employee benefits
Income tax benefit	(28)	(36)	(44)	Provision for income taxes
AOCI reclassifications, net of tax	$92	$85	$76	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2019	2018	2017
Stock-based compensation expense	$174	$167	$154

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRICTED STOCK. Under the terms of our incentive stock plan, restricted shares of our common stock are awarded to key employees. All restrictions on the shares expire ratably over a four-year period. Shares are valued at the market price on the date of award. The terms of our restricted stock provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the requisite service period or the stated vesting period.

ASSUMPTIONS. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate and dividend yield. The following table includes the weighted-average Black-Scholes value of our stock option grants, the intrinsic value of options exercised (in millions) and the key weighted-average assumptions used in the valuation calculations for options granted during the years ended May 31, followed by a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2019	2018	2017
Weighted-average Black-Scholes value	$61.42	$55.72	$43.99
Intrinsic value of options exercised	$122	$359	$274
Black-Scholes Assumptions:
Expected lives	6.4 years	6.5 years	6.5 years
Expected volatility	21%	23%	25%
Risk-free interest rate	2.94%	2.07%	1.64%
Dividend yield	0.935%	0.796%	0.719%
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

The following table summarizes information regarding stock option activity for the year ended May 31, 2019:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2018	12,984,917	$147.98
Granted	2,383,158	244.16
Exercised	(1,112,160)	91.01
Forfeited	(633,400)	212.85
Outstanding at May 31, 2019	13,622,515	$166.89	6.1	$260
Exercisable	8,344,344	$134.70	4.8	$260
Expected to vest	4,950,924	$217.78	8.3	$—
Available for future grants	13,894,509
(1)	Only presented for options with market value at May 31, 2019 in excess of the exercise price of the option.

The options granted during 2019 are primarily related to our principal annual stock option grant in June 2018.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding vested and unvested restricted stock for the year ended May 31, 2019:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2018	337,590	$185.16
Granted	149,579	253.28
Vested	(153,734)	180.65
Forfeited	(8,957)	218.08
Unvested at May 31, 2019	324,478	$217.76

During the year ended May 31, 2018, there were 155,624 shares of restricted stock granted with a weighted-average fair value of $212.60 per share. During the year ended May 31, 2017, there were 153,984 shares of restricted stock granted with a weighted-average fair value of $166.12 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2019	2,249,301	$115
2018	2,465,493	112
2017	2,427,837	104

As of May 31, 2019, there was $221 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2019 represented 10% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2019	2018	2017
Basic earnings per common share:
Net earnings allocable to common shares(1)	$539	$4,566	$2,993
Weighted-average common shares	262	267	266
Basic earnings per common share	$2.06	$17.08	$11.24

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$539	$4,566	$2,993
Weighted-average common shares	262	267	266
Dilutive effect of share-based awards	3	5	4
Weighted-average diluted shares	265	272	270
Diluted earnings per common share	$2.03	$16.79	$11.07

Anti-dilutive options excluded from diluted earnings per common share	5.4	2.5	4.5

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2019	2018	2017
Current provision (benefit)
Domestic:
Federal	$(107)	$(540)	$269
State and local	64	43	88
Foreign	243	461	285
	200	(36)	642
Deferred provision (benefit)
Domestic:
Federal	(61)	271	989
State and local	(7)	125	59
Foreign	(17)	(579)	(108)
	(85)	(183)	940
	$115	$(219)	$1,582

Pre-tax earnings of foreign operations for 2019, 2018 and 2017 were $929 million, $958 million and $919 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax rate (21% in 2019, 29.2% in 2018 and 35% in 2017) to income before taxes for the years ended May 31 is as follows (in millions):

	2019	2018	2017
Taxes computed at federal statutory rate	$138	$1,271	$1,603
Increases (decreases) in income tax from:
Non-deductible expenses	79	81	76
Valuation allowance	(79)	31	44
TCJA(1)	(71)	(1,354)	—
Foreign tax rate enactments	50	6	—
State and local income taxes, net of federal benefit	44	119	99
Benefits from share-based payments	(18)	(60)	(55)
Uncertain tax positions	8	86	—
Foreign tax credits from distributions	(8)	(225)	—
Foreign operations	(1)	25	(5)
Corporate structuring transactions(2)	—	(255)	(68)
Goodwill impairment charge	—	109	—
Other, net	(27)	(53)	(112)
Provision for income taxes (benefit)	$115	$(219)	$1,582
Effective Tax Rate	17.6%	(5.0)%	34.6%
(1)

Primary components in 2018 were a $1.15 billion benefit from the remeasurement of our net U.S. deferred tax liability and a $204 million one-time benefit from a contribution to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in 2018.

(2)

The 2018 and 2017 net benefits consist of foreign deferred tax benefits of $434 million and $94 million, respectively, which were partially offset by U.S. deferred tax expenses of $179 million and $26 million, respectively.

The 2019 tax rate includes a benefit of $90 million from the reduction of a valuation allowance on tax loss carryforwards due to certain business operational changes from the integration of FedEx Express and TNT Express in a local jurisdiction, which impacted our determination of the realizability of the deferred tax asset in that jurisdiction and an expense of $50 million from the impact on our deferred taxes attributable to a lower tax rate in the Netherlands. The 2019 tax rate was also favorably impacted by the TCJA, which resulted in benefits of approximately $75 million from accelerated deductions claimed on our 2018 U.S. income tax return filed in 2019 and approximately $40 million from the lower statutory tax rate on fiscal 2019 earnings.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2018 tax rate was favorably impacted by the TCJA, which resulted in a provisional benefit of $1.15 billion from the remeasurement of our net U.S. deferred tax liability. In addition, we recognized a benefit of approximately $265 million related to the lower statutory income tax rate and a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in 2018. Our 2018 tax rate also included a net benefit of $255 million from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million from foreign tax credits generated by distributions to the U.S. from our foreign operations. The 2018 tax rate was negatively impacted by an increase in uncertain tax positions for income tax audits. Our 2017 tax rate was favorably impacted by $62 million as a result of new U.S. foreign currency tax regulations.

The TCJA, enacted on December 22, 2017, significantly changed the U.S. corporate income tax system in multiple ways such as (1) reducing our U.S. statutory federal income tax rate from 35% to 21% (due to our May 31 fiscal year-end, the lower rate was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for 2019 and subsequent years); (2) requiring us to calculate a one-time U.S. tax on earnings which have not previously been repatriated to the U.S. (transition tax); and (3) introducing new provisions that took effect in 2019, including but not limited to, a tax on global intangible low-taxed income (GILTI), a tax deduction for foreign-derived intangible income, additional limitations on tax deductions for executive compensation and a minimum base erosion and anti-abuse tax based on certain payments from a U.S. company to foreign related parties. We included the impact of the above provisions in the computation of our effective tax rates, as applicable.

As provided for in the TCJA, our historical earnings were subject to the one-time transition tax and can be repatriated to the U.S. with a de minimis tax cost. We continue to assert that both our historical and current earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided, including deferred taxes on any additional outside basis difference (e.g., stock basis differences attributable to acquisition or other permanent differences).

During 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $225 million benefit in 2018 and an additional $8 million benefit in 2019. Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the $233 million benefit previously recorded.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the TCJA. In accordance with SAB 118, we made reasonable estimates and recorded provisional amounts for the TCJA during 2018. Under the transitional provisions of SAB 118, we had a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. Our accounting is complete for the tax effects of the TCJA, including the following elements initially recorded on a provisional basis:

•

In 2018, we recognized a provisional benefit related to the revaluation of U.S. deferred tax assets and liabilities. During 2019, we revised the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability. As a result, we recognized a $4 million tax expense, which decreased the $1.15 billion provisional benefit recorded in 2018.

•

In 2018, we previously recognized an immaterial provisional benefit from foreign tax credits exceeding the one-time transition tax on previously deferred foreign earnings. No adjustments were made to the provisional estimate during the remeasurement period.

•	We have determined to record the taxes for GILTI as a period cost.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2019		2018
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$592	$4,633	$752	$3,663
Employee benefits	1,256	—	595	31
Self-insurance accruals	585	—	494	—
Other	510	340	416	602
Net operating loss/credit carryforwards	1,139	—	1,146	—
Valuation allowances	(590)	—	(711)	—
	$3,492	$4,973	$2,692	$4,296

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2019	2018
Noncurrent deferred tax assets(1)	$1,340	$1,263
Noncurrent deferred tax liabilities	(2,821)	(2,867)
	$(1,481)	$(1,604)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our consolidated balance sheets.

We have approximately $3.4 billion of net operating loss carryovers in various foreign jurisdictions and $780 million of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2020. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. See Note 1 above for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. The Internal Revenue Service is currently auditing our 2016 and 2017 tax returns. We will also be commencing an appeals proceeding in September 2019 with respect to our 2014 and 2015 U.S. federal income tax returns. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2019	2018	2017
Balance at beginning of year	$161	$67	$49
Increases for tax positions taken in the current year	—	3	—
Increases for tax positions taken in prior years	31	103	8
Increase for business acquisition	—	—	17
Decreases for tax positions taken in prior years	(4)	(10)	(1)
Settlements	(21)	(2)	(4)
Decreases from lapse of statute of limitations	—	—	(2)
Changes due to currency translation	(3)	—	—
Balance at end of year	$164	$161	$67

Our liabilities recorded for uncertain tax positions include $141 million at May 31, 2019 and $142 million at May 31, 2018 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $38 million on May 31, 2019 and $35 million on May 31, 2018. Total interest and penalties included in our consolidated statements of income are immaterial.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our retirement plans costs over the past three years is as follows (in millions):

	2019	2018	2017
Defined benefit pension plans	$111	$150	$234
Defined contribution plans	561	527	480
Postretirement healthcare plans	75	74	76
Retirement plans mark-to-market loss (gain)	3,882	(10)	(24)
	$4,629	$741	$766

The components of the MTM adjustments are as follows (in millions):

	2019	2018	2017
Discount rate change	$1,780	$(613)	$266
Demographic experience:
Current year actuarial loss	739	419	268
Change in future assumptions	887	(37)	182
Actual versus expected return on assets	476	11	(740)
Annuity contract purchase	—	210	—
Total mark-to-market loss (gain)	$3,882	$(10)	$(24)

2019

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 4.11% at May 31, 2018 to 3.69% at May 31, 2019. The demographic experience in 2019 reflects updates to several forward-looking assumptions, including retirement rates, disability incidence rates and salary increase assumptions and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 4.05% was lower than our expected return of 6.75%, as lower than expected equity returns negatively impacted return-seeking assets while fixed-income assets performed as expected due to declining interest rates.

2018

The weighted-average discount rate for all of our pension and postretirement healthcare plans increased from 3.98% at May 31, 2017 to 4.11% at May 31, 2018. The demographic experience in 2018 reflects a liability loss due to unfavorable results related to various demographic assumptions. The annuity contract purchase loss relates to the contract with Metropolitan Life Insurance Company as discussed below. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 6.30% was slightly lower than our expected return of 6.50% primarily due to generally flat returns in the long-duration fixed-income portfolio partially offset by strong returns from global equities.

2017

The actual rate of return on our U.S. Pension Plan assets, which is net of all fees and expenses, of 9.2% was higher than our expected return of 6.50% primarily due to a rise in the value of global equity markets in addition to favorable credit market conditions. The weighted-average discount rate for all of our pension and postretirement healthcare plans decreased from 4.04% at May 31, 2016 to 3.98% at May 31, 2017. The demographic experience in 2017 reflects an update in mortality tables for U.S. pension and other postemployment benefit plans.

PENSION PLANS. Our largest pension plan covers certain U.S. employees age 21 and over, with at least one year of service. Pension benefits for most employees are accrued under a cash balance formula we call the Portable Pension Account (“PPA”). Under the PPA, the retirement benefit is expressed as a dollar amount in a notional account that grows with annual credits based on pay, age and years of credited service, and interest on the notional account balance. The PPA benefit is payable as a lump sum or an annuity at retirement at the election of the employee. The plan interest credit rate varies from year to year based on a U.S. Treasury index. Prior to 2009, certain employees earned benefits using a traditional pension formula (based on average earnings and years of service). Benefits under this formula were capped on May 31, 2008 for most employees.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2017, our U.S. Pension Plans were amended to permit former employees with a vested traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. Approximately 18,300 former employees elected to receive this lump-sum distribution and a total of approximately $1.3 billion was paid by the plans in May 2017.

In May 2018, we entered into an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract and transfer approximately $6 billion of our U.S. Pension Plan obligations. The transaction transferred responsibility for pension benefits to Metropolitan Life Insurance Company for approximately 41,000 of our retirees and beneficiaries who satisfied certain conditions and were receiving a monthly benefit from participating U.S. Pension Plans. There was no change to the pension benefits for any plan participants as a result of this transaction. The purchase of the group annuity contract was funded directly by assets of the U.S. Pension Plans. We recognized a $210 million one-time settlement loss in connection with this transaction, which was included in our 2018 year-end MTM retirement plans accounting adjustment.

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

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount rate used to determine benefit obligation	3.85%	4.27%	4.08%	1.92%	2.37%	2.43%	3.70%	4.33%	4.32%
Discount rate used to determine net periodic benefit cost	4.27	4.08	4.13	2.34	2.43	2.46	4.33	4.32	4.43
Rate of increase in future compensation levels used to determine benefit obligation	5.10	4.43	4.47	2.27	2.26	2.42	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	4.43	4.47	4.46	2.22	2.42	2.82	—	—	—
Expected long-term rate of return on assets	6.75	6.50	6.50	3.12	3.09	3.18	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.00	4.00	4.00	2.20	2.20	2.30	—	—	—
Interest crediting rate used to determine benefit obligation	4.00	4.00	4.00	2.20	2.20	2.30	—	—	—

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2019, and 6.50% in 2018 and 2017. We increased our EROA assumption in 2019 to 6.75% as the decrease in the number of retirees in payment status due to the purchase of a group annuity contract in May 2018 (discussed above) is expected to reduce our short-term future cash outlays and allow the remaining assets to be placed in longer-duration investments, which will increase the rate of return on assets. Also, the reduction of Pension Benefit Guaranty Corporation fixed- and variable-rate premiums should increase the net return on assets. For the 15-year period ended May 31, 2019, our actual return was 7.5%, net of all fees and expenses.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities and fixed-income and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate or the Citigroup 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage exposure to market risk.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2019
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$570	2%	0 - 5%	$50	$520
Equities			30 - 50
U.S. large cap equity(2)	2,546	11		875
International equities(2)	3,306	14		2,700
Global equities(2)	1,451	6
U.S. SMID cap equity	731	3		730	1
Fixed income securities			50 - 70
Corporate	6,794	29			6,794
Government(2)	5,384	23			3,742
Mortgage-backed and other(2)	622	3			175
Alternative investments(2)	1,963	9	0 - 15			$302
Other	(47)	—		(45)	(2)
Total U.S. plan assets	$23,320	100%		$4,310	$11,230	$302
Asset Class (International Plans)
Cash and cash equivalents	$57	4		$57
Equities
International equities(2)	72	5
Global equities(2)	206	15
Fixed income securities
Corporate(2)	322	24
Government(2)	438	32		290
Mortgage-backed and other(2)	167	12
Other(2)	112	8		10	17
Total international plan assets	$1,374	100%		$357	$17
(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2019	2018
Balance at beginning of year	$209	$129
Actual return on plan assets:
Assets held during current year	11	8
Assets sold during the year	13	4
Purchases, sales and settlements	69	68
Balance at end of year	$302	$209

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2019 and a statement of the funded status as of May 31, 2019 and 2018 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Accumulated Benefit Obligation (“ABO”)	$25,915	$22,029	$2,084	$1,956
Changes in Projected Benefit Obligation (“PBO”) and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$22,653	$27,870	$2,167	$2,043	$955	$927
Service cost	689	679	94	97	35	36
Interest cost	951	1,115	49	49	40	39
Actuarial loss	3,016	21	127	(34)	266	(9)
Benefits paid	(755)	(854)	(38)	(46)	(123)	(80)
Settlements	—	(6,178)	(13)	(5)	—	—
Other	—	—	(85)	63	48	42
PBO/APBO at the end of year	$26,554	$22,653	$2,301	$2,167	$1,221	$955
Change in Plan Assets
Fair value of plan assets at the beginning of year	$22,057	$24,933	$1,509	$1,379	$—	$—
Actual return on plan assets	984	1,609	94	49	—	—
Company contributions	1,034	2,547	91	84	73	42
Benefits paid	(755)	(854)	(38)	(46)	(123)	(80)
Settlements	—	(6,178)	(13)	(5)	—	—
Other	—	—	(65)	48	50	38
Fair value of plan assets at the end of year	$23,320	$22,057	$1,578	$1,509	$—	$—
Funded Status of the Plans	$(3,234)	$(596)	$(723)	$(658)	$(1,221)	$(955)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$82	$73	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(70)	(22)	(16)	(16)	(87)	(62)
Noncurrent pension, postretirement healthcare and other benefit obligations	(3,164)	(574)	(789)	(715)	(1,134)	(893)
Net amount recognized	$(3,234)	$(596)	$(723)	$(658)	$(1,221)	$(955)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(173)	$(292)	$(6)	$(10)	$1	$2

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2019
Qualified	$26,300	$23,320	$(2,980)
Nonqualified	254	—	(254)
International Plans	2,301	1,578	(723)
Total	$28,855	$24,898	$(3,957)
2018
Qualified	$22,413	$22,057	$(356)
Nonqualified	240	—	(240)
International Plans	2,167	1,509	(658)
Total	$24,820	$23,566	$(1,254)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2019	2018
U.S. Pension Benefits
Fair value of plan assets	$23,320	$22,057
PBO	(26,554)	(22,653)
Net funded status	$(3,234)	$(596)
International Pension Benefits
Fair value of plan assets	$1,125	$1,060
PBO	(1,929)	(1,791)
Net funded status	$(804)	$(731)

	ABO Exceeds the Fair Value of Plan Assets
	2019	2018
U.S. Pension Benefits
ABO(1)	$(25,915)	$(1,134)
Fair value of plan assets	23,320	859
PBO	(26,554)	(1,214)
Net funded status	$(3,234)	$(355)
International Pension Benefits
ABO(1)	$(1,709)	$(1,581)
Fair value of plan assets	1,120	1,060
PBO	(1,925)	(1,791)
Net funded status	$(805)	$(731)
(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2019	2018
Required	$—	$22
Voluntary	1,000	2,478
	$1,000	$2,500

For 2020, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $1.0 billion to these plans in 2020.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$689	$679	$638	$94	$97	$83	$35	$36	$36
Interest cost	951	1,115	1,128	49	49	43	40	39	39
Expected return on plan assets	(1,505)	(1,624)	(1,501)	(47)	(46)	(38)	—	—	—
Amortization of prior service credit	(118)	(118)	(118)	(2)	(2)	(2)	—	(1)	—
Actuarial losses (gains) and other	3,537	37	(95)	80	(38)	87	265	(9)	(14)
Net periodic benefit cost	$3,554	$89	$52	$174	$60	$173	$340	$65	$61

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in other comprehensive income were primarily related to amortization of prior service cost in our U.S. Pension Plans of $118 million in 2019 and 2018 ($91 million, net of tax, in 2019 and $83 million, net of tax, in 2018).

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2020	$1,027	$45	$87
2021	971	46	98
2022	1,051	47	109
2023	1,138	55	117
2024	1,230	61	121
2025-2029	7,515	396	473

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 6.00% during 2020, decreasing to an annual growth rate of 4.50% in 2037 and thereafter.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE

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

Also included in corporate and other is the FedEx Logistics operating segment, which provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc.; cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Technologies, Inc., including its subsidiary P2P; integrated supply chain management solutions through FedEx Supply Chain; time-critical shipment services through FedEx Custom Critical, Inc.; and, effective September 1, 2018, critical inventory and service parts logistics, 3-D printing and technology repair through FedEx Forward Depots, Inc.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenues, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment		FedEx Services Segment	Corporate, other and eliminations		Consolidated Total
Revenues
2019	$37,331	$20,522	$7,582		$1,691	$2,567		$69,693
2018	36,172	18,395	6,812		1,650	2,421		65,450
2017	33,824	16,503	6,070		1,621	2,301		60,319
Depreciation and amortization
2019	$1,801	$728	$332		$424	$68		$3,353
2018	1,679	681	296		382	57		3,095
2017	1,662	627	265		371	70		2,995
Operating income (loss)
2019(1)	$2,123	$2,640	$615		$—	$(912)		$4,466
2018(2)	2,105	2,529	490		—	(852)		4,272
2017(3)	2,380	2,243	371		—	(428)		4,566
Segment assets(4)
2019	$33,247	$17,561	$4,736		$6,972	$(8,113)		$54,403
2018	31,753	15,458	4,251	(5)	6,377	(5,509)	(5)	52,330
2017	31,307	12,969	3,740	(5)	5,682	(5,146)	(5)	48,552
(1)

Includes TNT Express integration expenses and restructuring charges of $388 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes business realignment costs of $320 million and costs incurred in connection with the settlement of a legal matter involving FedEx Ground of $46 million.

(2)

Includes TNT Express integration expenses and restructuring charges of $477 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes goodwill and other asset impairment charges of $380 million.

(3)

Includes TNT Express integration expenses and restructuring charges of $327 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes $39 million of charges for legal reserves related to certain U.S. Customs and Border Protection (“CBP”) matters involving FedEx Logistics and $22 million of charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground.

(4)	Segment assets include intercompany receivables.
(5)	Amounts revised for reclassification of eliminations.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2019	$3,550	$808	$544	$528	$60	$5,490
2018	3,461	1,178	490	477	57	5,663
2017	2,725	1,490	431	416	54	5,116

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2019	2018(1)	2017(1)
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$7,663	$7,273	$6,955
U.S. overnight envelope	1,829	1,788	1,750
U.S. deferred	4,225	3,738	3,526
Total U.S. domestic package revenue	13,717	12,799	12,231
International priority	7,405	7,461	7,045
International economy	3,446	3,255	2,876
Total international export package revenue	10,851	10,716	9,921
International domestic(2)	4,540	4,637	4,277
Total package revenue	29,108	28,152	26,429
Freight:
U.S.	3,025	2,797	2,527
International priority	2,070	2,105	1,836
International economy	2,123	1,916	1,738
International airfreight	314	368	356
Total freight revenue	7,532	7,186	6,457
Other	691	834	938
Total FedEx Express segment	37,331	36,172	33,824
FedEx Ground segment	20,522	18,395	16,503
FedEx Freight segment	7,582	6,812	6,070
FedEx Services segment	1,691	1,650	1,621
Other and eliminations(3)	2,567	2,421	2,301
	$69,693	$65,450	$60,319
GEOGRAPHICAL INFORMATION(4)
Revenues:
U.S.	$47,584	$43,581	$40,269
International:
FedEx Express segment	20,424	20,417	18,817
FedEx Ground segment	467	407	331
FedEx Freight segment	207	181	149
FedEx Services segment	1	3	10
Other	1,010	861	743
Total international revenue	22,109	21,869	20,050
	$69,693	$65,450	$60,319
Noncurrent assets:
U.S.	$33,189	$30,362	$28,141
International	8,128	8,627	7,783
	$41,317	$38,989	$35,924
(1)	Prior year amounts have been revised to conform to the current year presentation.
(2)	International domestic revenues relate to our intra-country operations.
(3)	Includes the FedEx Logistics operating segment.
(4)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2019	2018	2017
Cash payments for:
Interest (net of capitalized interest)	$617	$524	$484
Income taxes	$407	$760	$397
Income tax refunds received	(36)	(571)	(20)
Cash tax payments, net	$371	$189	$377

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale or purchase of real estate, operating assets or services in the ordinary course of business and in connection with business acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax and intellectual property infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result of the TNT Express acquisition, we have assumed a guarantee related to the demerger of TNT Express and PostNL Holding B.V., which occurred in 2011, for pension benefits earned prior to the date of the demerger. The risk of making payments associated with this guarantee is remote. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2019 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2020	$1,518	$898	$2,416
2021	2,455	587	3,042
2022	1,862	383	2,245
2023	1,569	263	1,832
2024	492	140	632
Thereafter	2,456	400	2,856
Total	$10,352	$2,671	$13,023
(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2019, our obligation to purchase five Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended (“RLA”). Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

During 2019, FedEx Express entered into agreements to purchase 12 incremental B777F aircraft and 12 incremental B767F aircraft. Six of the B777F and one of the B767F aircraft purchases are conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA. The B777F aircraft are expected to be delivered between 2021 and 2025. The B767F aircraft are expected to be delivered between 2020 and 2022. As part of these agreements, one B777F and one B767F aircraft delivery were accelerated from 2020 to 2019.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2019, we had $1.1 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2019, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2020	—	—	17	5	22
2021	12	5	18	2	37
2022	12	6	12	3	33
2023	12	6	6	4	28
2024	14	6	—	4	24
Thereafter	—	7	—	2	9
Total	50	30	53	20	153

On June 24, 2019, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

FedEx Express now has a total of 20 firm orders for B777F aircraft scheduled for delivery during 2020 through 2025 (one of which was delivered in June 2019) and a total of 59 firm orders for B767F aircraft for delivery during 2020 through 2023 (one of which was delivered in June 2019 and one in July 2019). Six of the B777F orders and five of the B767F orders are conditioned upon there being no event that causes FedEx Express or its employees to be covered by the RLA.

During 2019, FedEx Express also acquired options to purchase an additional 14 B777F aircraft and an additional six B767F aircraft, and the delivery dates of 11 existing B777F option aircraft were rescheduled.

FedEx Express now has options to purchase a total of 25 B777F aircraft for delivery through 2028 and a total of 50 B767F aircraft for delivery through 2026.

NOTE 18: CONTINGENCIES

Independent Contractor — Lawsuits and Administrative Proceedings. FedEx Ground is involved in lawsuits and administrative proceedings claiming that owner-operators engaged under operating agreements no longer in place should have been treated as employees of FedEx Ground, rather than independent contractors. In addition, we are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in matters related to owner-operators or service providers engaged by FedEx Ground could, among other things, entitle former owner-operators to the reimbursement of certain expenses, and service providers’ drivers to certain wage payments from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that owner-operators engaged by FedEx Ground were properly classified as independent contractors and that FedEx Ground is not an employer or joint employer of the service providers’ drivers.

Federal Securities Litigation. On June 26, 2019 and July 2, 2019, FedEx and certain present and former officers were named as defendants in two putative class action securities lawsuits filed in the U.S. District Court for the Southern District of New York. The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to alleged misstatements or omissions in FedEx’s public filings with the SEC and other public statements during the period from September 19, 2017 to December 18, 2018. We are not currently able to estimate the probability of loss or the amount or range of potential loss, if any, at this stage of the litigation.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019(1)
Revenues	$17,052	$17,824	$17,010	$17,807
Operating income	1,071	1,168	911	1,316
Net income (loss)(2)	835	935	739	(1,969)
Basic earnings (loss) per common share(3)	3.15	3.56	2.83	(7.56)
Diluted earnings (loss) per common share(3)	3.10	3.51	2.80	(7.56)
2018(4)
Revenues	$15,297	$16,313	$16,526	$17,314
Operating income	971	1,115	858	1,328
Net income (5)	596	775	2,074	1,127
Basic earnings per common share(3)	2.22	2.89	7.74	4.23
Diluted earnings per common share(3)	2.19	2.84	7.59	4.15
(1)

The fourth quarter, third quarter, second quarter and first quarter of 2019 include $84 million, $69 million, $114 million and $121 million, respectively, of TNT Express integration expenses (including any restructuring charges). The fourth quarter and third quarter of 2019 include business realignment costs of $316 million and $4 million, respectively. The fourth quarter includes a net loss of $3.9 billion related to the annual MTM retirement plans accounting adjustment. The second quarter of 2019 includes costs incurred in connection with the settlement of a legal matter involving FedEx Ground of $46 million.

(2)

The income tax benefit for the fourth quarter of 2019 was unfavorably impacted by $200 million due to the lower statutory tax rate under the TCJA on fiscal 2019 earnings and the annual retirement plans accounting MTM adjustment. The third quarter, second quarter and first quarter of 2019 include $60 million, $150 million and $135 million, respectively, of tax benefits primarily from the lower statutory tax rate under the TCJA on fiscal 2019 earnings. The third quarter of 2019 includes a tax benefit of $90 million from the reduction of a valuation allowance on certain tax loss carryforwards and a tax expense of $50 million related to a lower tax rate in the Netherlands applied to our deferred tax balances. The second quarter of 2019 includes a tax benefit of approximately $60 million from accelerated deductions claimed on our 2018 U.S. income tax return. In addition, we recognized a tax expense of $4 million in the second quarter of 2019 as a revision of the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability upon completion of the accounting for the tax effects of the TCJA.

(3)	The sum of the quarterly earnings per share may not equal annual amounts due to differences in the weighted-average number of shares outstanding during the respective periods.
(4)

The fourth quarter, third quarter, second quarter and first quarter of 2018 include $136 million, $106 million, $122 million and $112 million, respectively, of TNT Express integration expenses (including any restructuring charges). The fourth quarter of 2018 includes goodwill and other asset impairment charges related to FedEx Supply Chain of $380 million and a net gain of $10 million related to the annual MTM retirement plans accounting adjustment. The fourth quarter and first quarter of 2018 include charges for legal reserves related to certain CBP matters involving FedEx Logistics of $1 million and $7 million, respectively.

(5)

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21: CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $17.5 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$826	$158	$1,381	$(46)	$2,319
Receivables, less allowances	56	5,603	3,684	(227)	9,116
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	366	953	332	—	1,651
Total current assets	1,248	6,714	5,397	(273)	13,086
PROPERTY AND EQUIPMENT, AT COST	25	55,341	4,145	—	59,511
Less accumulated depreciation and amortization	17	27,066	1,999	—	29,082
Net property and equipment	8	28,275	2,146	—	30,429
INTERCOMPANY RECEIVABLE	2,877	(405)	—	(2,472)	—
GOODWILL	—	1,589	5,295	—	6,884
INVESTMENT IN SUBSIDIARIES	33,725	5,449	—	(39,174)	—
OTHER ASSETS	995	1,811	1,789	(591)	4,004
	$38,853	$43,433	$14,627	$(42,510)	$54,403
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$959	$2	$3	$—	$964
Accrued salaries and employee benefits	143	1,100	498	—	1,741
Accounts payable	16	1,469	1,808	(263)	3,030
Accrued expenses	521	1,853	914	(10)	3,278
Total current liabilities	1,639	4,424	3,223	(273)	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	16,322	287	8	—	16,617
INTERCOMPANY PAYABLE	—	—	2,472	(2,472)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,832	580	(591)	2,821
Other liabilities	3,135	3,965	1,095	—	8,195
Total other long-term liabilities	3,135	6,797	1,675	(591)	11,016
COMMON STOCKHOLDERS’ INVESTMENT	17,757	31,925	7,249	(39,174)	17,757
	$38,853	$43,433	$14,627	$(42,510)	$54,403

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,485	$257	$1,538	$(15)	$3,265
Receivables, less allowances	3	4,970	3,586	(78)	8,481
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	425	878	292	—	1,595
Total current assets	1,913	6,105	5,416	(93)	13,341
PROPERTY AND EQUIPMENT, AT COST	21	51,232	3,868	—	55,121
Less accumulated depreciation and amortization	17	25,111	1,839	—	26,967
Net property and equipment	4	26,121	2,029	—	28,154
INTERCOMPANY RECEIVABLE	1,487	924	—	(2,411)	—
GOODWILL	—	1,709	5,264	—	6,973
INVESTMENT IN SUBSIDIARIES	33,370	4,082	—	(37,452)	—
OTHER ASSETS	75	1,854	1,829	104	3,862
	$36,849	$40,795	$14,538	$(39,852)	$52,330
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,332	$1	$9	$—	$1,342
Accrued salaries and employee benefits	65	1,506	606	—	2,177
Accounts payable	16	1,332	1,719	(90)	2,977
Accrued expenses	460	1,778	896	(3)	3,131
Total current liabilities	1,873	4,617	3,230	(93)	9,627
LONG-TERM DEBT, LESS CURRENT PORTION	14,942	288	13	—	15,243
INTERCOMPANY PAYABLE	—	—	2,411	(2,411)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,626	137	104	2,867
Other liabilities	619	3,432	1,126	—	5,177
Total other long-term liabilities	619	6,058	1,263	104	8,044
COMMON STOCKHOLDERS’ INVESTMENT	19,415	29,832	7,621	(37,452)	19,416
	$36,849	$40,795	$14,538	$(39,852)	$52,330

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$50,431	$19,643	$(381)	$69,693
OPERATING EXPENSES:
Salaries and employee benefits	138	19,055	5,583	—	24,776
Purchased transportation	—	10,344	6,494	(184)	16,654
Rentals and landing fees	6	2,582	779	(7)	3,360
Depreciation and amortization	1	2,877	475	—	3,353
Fuel	—	3,587	302	—	3,889
Maintenance and repairs	1	2,475	360	(2)	2,834
Business realignment costs	320	—	—	—	320
Intercompany charges, net	(765)	(861)	1,626	—	—
Other	299	6,674	3,256	(188)	10,041
	—	46,733	18,875	(381)	65,227
OPERATING INCOME	—	3,698	768	—	4,466
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	540	174	—	(714)	—
Interest, net	(586)	54	3	—	(529)
Other retirement plans expense	—	(2,675)	(576)	—	(3,251)
Intercompany charges, net	606	(442)	(164)	—	—
Other, net	(20)	53	(64)	—	(31)
INCOME (LOSS) BEFORE INCOME TAXES	540	862	(33)	(714)	655
Provision for income taxes	—	77	38	—	115
NET INCOME (LOSS)	$540	$785	$(71)	$(714)	$540
COMPREHENSIVE INCOME (LOSS)	$453	$838	$(324)	$(714)	$253

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$48,601	$17,256	$(407)	$65,450
OPERATING EXPENSES:
Salaries and employee benefits	149	18,380	5,266	—	23,795
Purchased transportation	—	9,134	6,191	(224)	15,101
Rentals and landing fees	5	2,587	776	(7)	3,361
Depreciation and amortization	1	2,644	450	—	3,095
Fuel	—	3,077	297	—	3,374
Maintenance and repairs	1	2,294	327	—	2,622
Goodwill and other asset impairment charges	—	—	380	—	380
Intercompany charges, net	(437)	(125)	562	—	—
Other	281	6,227	3,118	(176)	9,450
	—	44,218	17,367	(407)	61,178
OPERATING INCOME (LOSS)	—	4,383	(111)	—	4,272
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	4,572	62	—	(4,634)	—
Interest, net	(541)	46	(15)	—	(510)
Other retirements plans income	—	547	51	—	598
Intercompany charges, net	544	(296)	(248)	—	—
Other, net	(3)	(120)	116	—	(7)
INCOME (LOSS) BEFORE INCOME TAXES	4,572	4,622	(207)	(4,634)	4,353
Provision for income taxes (benefit)	—	309	(528)	—	(219)
NET INCOME (LOSS)	$4,572	$4,313	$321	$(4,634)	$4,572
COMPREHENSIVE INCOME (LOSS)	$4,489	$4,263	$291	$(4,634)	$4,409

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$44,823	$15,798	$(302)	$60,319
OPERATING EXPENSES:
Salaries and employee benefits	123	17,137	4,729	—	21,989
Purchased transportation	—	8,260	5,495	(125)	13,630
Rentals and landing fees	5	2,517	724	(6)	3,240
Depreciation and amortization	1	2,538	456	—	2,995
Fuel	—	2,476	297	—	2,773
Maintenance and repairs	1	2,086	287	—	2,374
Intercompany charges, net	(434)	179	255	—	—
Other	304	5,734	2,885	(171)	8,752
	—	40,927	15,128	(302)	55,753
OPERATING INCOME	—	3,896	670	—	4,566
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	2,997	68	—	(3,065)	—
Interest, net	(507)	27	1	—	(479)
Other retirements plans (expense) income	—	516	(45)	—	471
Intercompany charges, net	508	(299)	(209)	—	—
Other, net	(1)	(134)	156	—	21
INCOME (LOSS) BEFORE INCOME TAXES	2,997	4,074	573	(3,065)	4,579
Provision for income taxes	—	1,439	143	—	1,582
NET INCOME (LOSS)	$2,997	$2,635	$430	$(3,065)	$2,997
COMPREHENSIVE INCOME (LOSS)	$2,922	$2,580	$314	$(3,065)	$2,751

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2019

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$66	$4,885	$693	$(31)	$5,613
INVESTING ACTIVITIES
Capital expenditures	(6)	(4,920)	(564)	—	(5,490)
Business acquisitions, net of cash acquired	—	(9)	(57)	—	(66)
Proceeds from asset dispositions and other	(45)	101	27	—	83
CASH USED IN INVESTING ACTIVITIES	(51)	(4,828)	(594)	—	(5,473)
FINANCING ACTIVITIES
Net transfers from (to) Parent	193	(259)	66	—	—
Payment on loan between subsidiaries	51	—	(51)	—	—
Intercompany dividends	—	106	(106)	—	—
Principal payments on debt	(1,310)	(117)	(9)	—	(1,436)
Proceeds from debt issuances	2,463	—	—	—	2,463
Proceeds from stock issuances	101	—	—	—	101
Dividends paid	(683)	—	—	—	(683)
Purchase of treasury stock	(1,480)	—	—	—	(1,480)
Other, net	(9)	127	(122)	—	(4)
CASH USED IN FINANCING ACTIVITIES	(674)	(143)	(222)	—	(1,039)
Effect of exchange rate changes on cash	—	(13)	(34)	—	(47)
Net decrease in cash and cash equivalents	(659)	(99)	(157)	(31)	(946)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$826	$158	$1,381	$(46)	$2,319

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2018

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(2,837)	$6,767	$712	$32	$4,674
INVESTING ACTIVITIES
Capital expenditures	(1)	(5,299)	(363)	—	(5,663)
Business acquisitions, net of cash acquired	—	(44)	(135)	—	(179)
Proceeds from sale of business	—	—	123	—	123
Proceeds from asset dispositions and other	(6)	33	15	—	42
CASH USED IN INVESTING ACTIVITIES	(7)	(5,310)	(360)	—	(5,677)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,529	(1,612)	83	—	—
Payment on loan between subsidiaries	663	—	(663)	—	—
Intercompany dividends	—	98	(98)	—	—
Principal payments on debt	—	(22)	(16)	—	(38)
Proceeds from debt issuance	1,480	—	—	—	1,480
Proceeds from stock issuances	327	—	—	—	327
Dividends paid	(535)	—	—	—	(535)
Purchase of treasury stock	(1,017)	—	—	—	(1,017)
Other, net	3	7	—	—	10
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,450	(1,529)	(694)	—	227
Effect of exchange rate changes on cash	(5)	4	73	—	72
Net increase (decrease) in cash and cash equivalents	(399)	(68)	(269)	32	(704)
Cash and cash equivalents at beginning of period	1,884	325	1,807	(47)	3,969
Cash and cash equivalents at end of period	$1,485	$257	$1,538	$(15)	$3,265

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended May 31, 2017

	Parent	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,155)	$5,254	$835	$(4)	$4,930
INVESTING ACTIVITIES
Capital expenditures	—	(4,694)	(422)	—	(5,116)
Proceeds from asset dispositions and other	34	25	76	—	135
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	34	(4,669)	(346)	—	(4,981)
FINANCING ACTIVITIES
Net transfers from (to) Parent	421	(518)	97	—	—
Payment on loan between subsidiaries	41	(15)	(26)	—	—
Intercompany dividends	—	1	(1)	—	—
Principal payments on debt	—	(55)	(27)	—	(82)
Proceeds from debt issuances	1,190	—	—	—	1,190
Proceeds from stock issuances	337	—	—	—	337
Dividends paid	(426)	—	—	—	(426)
Purchase of treasury stock	(509)	—	—	—	(509)
Other, net	(12)	(13)	43	—	18
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,042	(600)	86	—	528
Effect of exchange rate changes on cash	(11)	14	(45)	—	(42)
Net increase (decrease) in cash and cash equivalents	(90)	(1)	530	(4)	435
Cash and cash equivalents at beginning of period	1,974	326	1,277	(43)	3,534
Cash and cash equivalents at end of period	$1,884	$325	$1,807	$(47)	$3,969

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of capital leases) with an estimated fair value of $17.8 billion at May 31, 2019 and outstanding fixed- and floating-rate long-term debt (exclusive of capital leases) with an estimated fair value of $16.6 billion at May 31, 2018. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $390 million as of May 31, 2019 and approximately $430 million as of May 31, 2018. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly positive impact on operating income in 2019 and a slightly negative impact on operating income in 2018. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2019, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $63 million for 2020. This theoretical calculation required under SEC guidelines assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2019 and 2018.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx as of and for the five years ended May 31, 2019. This information should be read in conjunction with the Consolidated Financial Statements, MD&A and other financial data appearing elsewhere in this Annual Report.

	2019(1)(2)(3)	2018(2)(3)(4)	2017(2)(3)(5)	2016(3)(6)	2015(3)(7)
Operating Results
Revenues	$69,693	$65,450	$60,319	$50,365	$47,453
Operating income(8)	4,466	4,272	4,566	4,168	3,407
Income before income taxes	655	4,353	4,579	2,740	1,627
Net income	540	4,572	2,997	1,820	1,050
Per Share Data
Earnings per share:
Basic	$2.06	$17.08	$11.24	$6.59	$3.70
Diluted	$2.03	$16.79	$11.07	$6.51	$3.65
Average shares of common stock outstanding	262	267	266	276	283
Average common and common equivalent shares outstanding	265	272	270	279	287
Cash dividends declared	$2.60	$2.00	$1.60	$1.00	$0.80
Financial Position
Property and equipment, net	$30,429	$28,154	$25,981	$24,284	$20,875
Total assets(9)	54,403	52,330	48,552	45,959	36,469
Long-term debt, less current portion(9)	16,617	15,243	14,909	13,733	7,187
Common stockholders’ investment	17,757	19,416	16,073	13,784	14,993
Other Operating Data
FedEx Express aircraft fleet	681	670	657	643	647
(1)

Results for 2019 include business realignment charges of $320 million ($243 million, net of tax, or $0.91 per diluted share), costs incurred in connection with the settlement of a legal matter involving FedEx Ground of $46 million ($43 million, net of tax, or $0.16 per diluted share) and a net U.S. deferred tax liability remeasurement of $4 million ($0.02 per diluted share) for lower tax rates.

(2)

Results include TNT Express integration expenses and restructuring charges of $388 million ($314 million, net of tax, or $1.18 per diluted share) in 2019, $477 million ($372 million, net of tax, or $1.36 per diluted share) in 2018 and $327 million ($245 million, net of tax, or $0.91 per diluted share) in 2017. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment.

(3)

Results include the following: MTM retirement plans accounting adjustments: net loss of $3.9 billion ($3.0 billion, net of tax, or $11.22 per diluted share) in 2019; net gains of $10 million ($9 million, net of tax, or $0.03 per diluted share) in 2018 and $24 million ($6 million, net of tax, or $0.02 per diluted share) in 2017; and net losses of $1.5 billion ($946 million, net of tax, or $3.39 per diluted share) in 2016 and $2.2 billion ($1.4 billion, net of tax, or $4.81 per diluted share) in 2015. See Note 1 and Note 13 to the accompanying consolidated financial statements for additional information.

(4)

Results for 2018 include tax benefits of $2.1 billion ($7.71 per diluted share), which includes benefits of $1.6 billion related to the TCJA as follows: a provisional benefit of $1.15 billion ($4.22 per diluted share) for the remeasurement of our net U.S. deferred tax liability for lower tax rates; a benefit of $204 million ($0.75 per diluted share) from an incremental pension contribution made in the third quarter and deductible against prior year taxes at 35%; and a benefit of approximately $265 million ($0.97 per diluted share) for the phase-in of the reduced tax rate applied to 2018 earnings. The remaining 2018 tax benefits include a net benefit of $255 million ($0.94 per diluted share) from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million ($0.83 per diluted share) from foreign tax credits associated with distributions to the U.S. from foreign operations. In addition, 2018 results include $380 million ($379 million, net of tax, or $1.39 per diluted share) of goodwill and other asset impairment charges related to FedEx Supply Chain and charges of $8 million ($6 million, net of tax, or $0.02 per diluted share) for legal reserves related to certain CBP matters involving FedEx Logistics.

(5)

Results for 2017 include charges for legal reserves related to certain CBP matters involving FedEx Logistics for $39 million ($24 million, net of tax, or $0.09 per diluted share) and charges in connection with the settlement of and certain expected losses relating to independent contractor litigation matters at FedEx Ground in the amount of $22 million ($13 million, net of tax, or $0.05 per diluted share).

(6)

Results for 2016 include provisions related to independent contractor litigation matters at FedEx Ground for $256 million, net of recognized immaterial insurance recovery ($158 million, net of tax, or $0.57 per diluted share), and expenses related to the settlement of a CBP notice of action involving FedEx Logistics in the amount of $69 million, net of recognized immaterial insurance recovery ($43 million, net of tax, or $0.15 per diluted share). Total transaction, financing and integration-planning expenses related to our TNT Express acquisition, as well as TNT Express’s immaterial financial results from the time of acquisition, were $132 million ($125 million, net of tax, or $0.45 per diluted share) during 2016. In addition, 2016 results include a $76 million ($0.27 per diluted share) favorable tax impact from an internal corporate legal entity restructuring to facilitate the integration of FedEx Express and TNT Express.

(7)

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

(8)

Includes reclassifications to conform to the current year presentation of newly adopted pension guidance which requires us to report only the service cost component in the “Salaries and employee benefits” line item. The other components of net benefit cost are required to be presented in the income statement in other income, outside of income from operations.

(9)

Includes adjustments in 2015 and 2016 related to our adoption of an accounting standard that requires us to classify debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2019 and 2018, and for each of the three years in the period ended May 31, 2019, and have issued our report thereon dated July 16, 2019 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 16, 2019

SCHEDULE II

FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2019, 2018 AND 2017

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2019	$199	$295	$—		$373	(a)	$121
2018	115	246	—		162	(a)	199
2017	73	136	—		94	(a)	115
Allowance for Revenue Adjustments
2019	$202	$—	$1,192	(b)	$1,215	(c)	$179
2018	137	—	1,173	(b)	1,108	(c)	202
2017	105	—	941	(b)	909	(c)	137
Inventory Valuation Allowance:
2019	$268	$28	$75		$36		$335
2018	237	27	6		2		268
2017	218	26	—		7		237
(a)	Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)	Principally charged against revenue.
(c)	Service failures, rebills and other.