Form 10-K/A
period 2019-05-31
FEDEX CORP
filed 2019-08-15
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2019.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-15829

FEDEX CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
0.500% Notes due 2020	FDX 20A	New York Stock Exchange
0.700% Notes due 2022	FDX 22B	New York Stock Exchange
1.000% Notes due 2023	FDX 23A	New York Stock Exchange
0.450% Notes due 2025	FDX 25A	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange
1.300% Notes due 2031	FDX 31	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement delivered to stockholders in connection with the 2019 annual meeting of stockholders to be held on September 23, 2019 are incorporated by reference in response to Part III of this Report.

EXPLANATORY NOTE

FedEx Corporation (“FedEx”) hereby amends its Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed on July 16, 2019 (the “Form 10-K”), as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Form 10-K/A”).

This Form 10-K/A is being filed solely to add disclosure under Form 10-K Item 9B pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). No other changes are being made to the Form 10-K by means of this Form 10-K/A. This Form 10-K/A does not reflect subsequent events occurring after the original filing date of the Form 10-K or update in any way disclosures made in the Form 10-K other than those described above. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export controls and sanctions laws, rules and regulations. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended February 28, 2019, we previously identified the shipments described below involving P2P Mailing Limited (“P2P”), an e-commerce transportation solutions company that FedEx acquired in March 2018. P2P is based in the United Kingdom and organized under the laws of England and Wales. These shipments were not made in accordance with our internal policies and procedures and require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act.

P2P provides customers with unique low-cost international transportation solutions, leveraging its relationships with private, postal, retail and clearance providers in over 200 countries and territories. Its technology and processes provide plug-and-play options with carrier networks and customer systems. It came to our attention that from the date FedEx acquired P2P in March 2018 through early February 2019, P2P facilitated the shipment into Iran of approximately 120 packages through its TrakPak service offering and approximately 960 packages through its Untrak service offering. All of P2P’s customers that shipped packages to Iran sell consumer goods. The aggregate gross revenue for these shipments was £16,067 (approximately $19,500 as of the date of this Form 10-K/A) and the aggregate profit was £5,083 (approximately $6,200 as of the date of this Form 10-K/A). In the case of the TrakPak shipments, one of P2P’s vendors used Iran Air, an entity identified by the United States Treasury Department’s Office of Foreign Assets Control (“OFAC”) as owned or controlled by the Government of Iran (“GoI”), to move the shipments from the United Kingdom into Iran. Because all of the shipments in question were postal shipments, Iran Post, an entity FedEx understands to be owned or controlled by the GoI, provided the last-mile delivery for both the TrakPak and Untrak shipments after they arrived in Iran. P2P did not directly contract with, provide payment to or otherwise transact with Iran Air or Iran Post.

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

We made an initial notification of voluntary self-disclosure to OFAC in March 2019, which we later perfected in June 2019. In July 2019, OFAC closed its investigation with regard to this matter.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 16, 2019 thereon, are listed on page 49 and presented on pages 100 through 147 of the Form 10-K. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 16, 2019 thereon, is presented on pages 151 through 152 of the Form 10-K. All other financial statement schedules were omitted from the Form 10-K because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

*2.1	Commitment Agreement dated as of May 3, 2018, by and among FedEx, Metropolitan Life Insurance Company and State Street Global Advisors Trust Company, in its capacity as the independent fiduciary of the FedEx Corporation Employees’ Pension Plan and the FedEx Freight Pension Plan. Schedules and other attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request. (Filed as Exhibit 2.1 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

Certificate of Incorporation and Bylaws

3.1	Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2019, and incorporated herein by reference.)

Long-Term Debt Instruments

** 4.1	Description of Capital Stock and Debt Securities.

4.2	Indenture, dated as of August 8, 2006, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. (formerly, The Bank of New York Trust Company, N.A.), as trustee. (Filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.3	Supplemental Indenture No. 3, dated as of July 27, 2012, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.4	Form of 2.625% Note due 2022. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.5	Form of 3.875% Note due 2042. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.6	Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.7	Form of 2.70% Note due 2023. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.8	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.9	Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.10	Form of 4.000% Note due 2024. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.11	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.12	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.13	Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.14	Form of 2.300% Note due 2020. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.15	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.16	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.17	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.18	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.19	Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.20	Supplemental Indenture No. 1, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.21	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.22	Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.23	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.24	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.25	Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.26	Form of 0.500% Note due 2020. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.27	Form of 1.000% Note due 2023. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.28	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.29	Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.30	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.31	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.32	Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.33	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.34	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.35	Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.36	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.37	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.38	Supplemental Indenture No. 7, dated as of January 16, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.39	Form of 3.400% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.40	Supplemental Indenture No. 8, dated as of January 18, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

4.41	Form of 0.700% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

Facility Lease Agreements

10.1	Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

10.2	First Amendment dated December 29, 2009 (but effective as of September 1, 2008) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.3	Second Amendment dated March 30, 2010 (but effective as of June 1, 2009) and Third Amendment dated April 27, 2010 (but effective as of July 1, 2009), each to the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.4	Fourth Amendment dated December 22, 2011 (but effective as of December 15, 2011) to the Composite Lease Agreement. (Filed as Exhibit 10.4 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.5	Fifth Amendment dated December 19, 2012 (but effective as of January 1, 2013) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.6	Sixth Amendment dated September 19, 2013 (but effective as of July 1, 2014) to the Composite Lease Agreement. (Filed as Exhibit 10.5 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.7	Seventh Amendment dated June 1, 2016 (but effective as of April 1, 2016) to the Composite Lease Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

10.8	Eighth Amendment dated July 29, 2016 (but effective as of April 1, 2017) to the Composite Lease Agreement. (Filed as Exhibit 10.14 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.9	Ninth Amendment dated August 14, 2017 (but effective as of September 1, 2017) to the Composite Lease Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.10	Tenth Amendment dated May 22, 2018 (but effective as of May 1, 2018) to the Composite Lease Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

10.11	Eleventh Amendment dated January 22, 2019 (but effective as of January 1, 2019) to the Composite Lease Agreement. (Filed as Exhibit 10.9 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.12	Twelfth Amendment dated April 9, 2019 (but effective as of April 1, 2019) to the Composite Lease Agreement. Attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

Aircraft-Related Agreements

*10.13	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.14	Supplemental Agreement No. 1 dated as of June 16, 2008, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.15	Supplemental Agreement No. 2 dated as of July 14, 2008 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.16	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.17	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.18	Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.19	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.20	Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.21	Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY11 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.22	Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY11 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.23	Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.24	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.25	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.26	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.27	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.28	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.29	Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.30	Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.25 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.31	Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.32	Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.33	Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.11 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.34	Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.35	Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.36	Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.37	Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.38	Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.39	Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.40	Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.41	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.42	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.43	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.44	Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.45	Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.46	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.47	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.48	Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.49	Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.50	Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.51	Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.40 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.52	Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**^10.53	Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement.

**^10.54	Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement.

**^10.55	Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement.

U.S. Postal Service Agreements

*10.56	Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). (Filed as Exhibit 10.52 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.57	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.58	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.59	Amendment dated October 10, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.60	Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.61	Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.62	Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.63	Amendment dated December 16, 2013 (but effective as of November 4, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.64	Amendment dated December 16, 2013 (but effective as of December 2, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.65	Amendment dated March 27, 2014 (but effective as of January 6, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.38 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.66	Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.67	Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.68	Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.69	Amendment dated May 27, 2014 (but effective as of April 28, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.42 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

10.70	Amendment dated May 27, 2014 (but effective as of May 14, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.43 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.71	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.72	Amendment dated June 25, 2014 (but effective as of June 2, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.73	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.74	Amendment dated September 9, 2014 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.75	Amendment dated September 9, 2014 (but effective as of June 27, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.76	Amendment dated September 24, 2014 (but effective as of June 30, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.77	Amendment dated September 30, 2014 (but effective as of July 28, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.78	Amendment dated October 1, 2014 (but effective as of September 1, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.79	Amendment dated September 30, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.80	Amendment dated November 4, 2014 (but effective as of September 29, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.81	Amendment dated November 4, 2014 (but effective as of December 1, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.82	Amendment dated December 23, 2014 (but effective as of October 27, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.83	Amendment dated December 10, 2014 (but effective as of November 24, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.84	Amendment dated December 23, 2014 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.85	Amendment dated February 19, 2015 (but effective as of December 1, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.86	Amendment dated June 12, 2015 (but effective as of January 5, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.87	Amendment dated June 16, 2015 (but effective as of February 2, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.88	Amendment dated June 23, 2015 (but effective as of March 2, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.89	Amendment dated August 31, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.90	Amendment dated September 15, 2015 (but effective as of June 29, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.91	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.92	Amendment dated October 15, 2015 (but effective as of March 30, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.93	Amendment dated November 9, 2015 (but effective as of January 4, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.94	Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.95	Amendment dated January 12, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.96	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.97	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.98	Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.99	Amendment dated February 11, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.100	Amendment dated February 16, 2016 (but effective as of August 31, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.101	Amendment dated February 11, 2016 (but effective as of February 10, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.102	Amendment dated February 29, 2016 (but effective as of September 28, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.103	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.83 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.104	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.84 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.105	Amendment dated March 7, 2016 (but effective as of November 28, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.85 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.106	Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.86 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.107	Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.87 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.108	Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.88 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.109	Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.89 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.110	Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.90 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.111	Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.112	Amendment dated June 2, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.113	Amendment dated June 20, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.114	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.115	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.116	Amendment dated June 20, 2016 (but effective as of May 2, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.117	Amendment dated July 18, 2016 (but effective as of June 27, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.118	Amendment dated July 7, 2016 (but effective as of July 6, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.119	Amendment dated July 26, 2016 (but effective as of May 30, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.120	Amendment dated August 4, 2016 (but effective as of August 1, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.121	Amendment dated August 9, 2016 (but effective as of June 27, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.122	Amendment dated September 8, 2016 (but effective as of August 23, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.123	Amendment dated September 8, 2016 (but effective as of August 19, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.124	Amendment dated September 8, 2016 (but effective as of August 29, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.125	Amendment dated September 15, 2016 (but effective as of August 18, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.126	Amendment dated September 15, 2016 (but effective as of September 6, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.127	Amendment dated October 6, 2016 (but effective as of October 3, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.128	Amendment dated October 24, 2016 (but effective as of September 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.129	Amendment dated October 24, 2016 (but effective as of October 17, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.130	Amendment dated October 24, 2016 (but effective as of October 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.131	Amendment dated November 8, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.132	Amendment dated December 1, 2016 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.133	Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.134	Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.135	Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.136	Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.137	Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.138	Amendment dated December 1, 2016 (but effective as of November 28, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.139	Amendment dated January 12, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.140	Amendment dated January 12, 2017 (but effective as of October 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.141	Amendment dated February 24, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.142	Amendment dated February 22, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.143	Amendment dated March 30, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.129 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.144	Amendment dated April 17, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.130 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.145	Amendment dated May 18, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.131 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.146	Amendment dated June 20, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.147	Amendment dated June 20, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.148	Amendment dated August 25, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.149	Amendment dated August 25, 2017 (but effective as of February 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.150	Amendment dated August 17, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.151	Amendment dated August 25, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.152	Amendment dated August 25, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.153	Amendment dated August 28, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.154	Amendment dated October 16, 2017 (but effective as of May 1, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.155	Amendment dated October 16, 2017 (but effective as of June 5, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.156	Amendment dated October 16, 2017 (but effective as of July 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.157	Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.158	Amendment dated October 16, 2017 (but effective as of July 31, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.159	Amendment dated October 16, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.160	Amendment dated October 16, 2017 (but effective as of January 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.161	Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.162	Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.163	Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.164	Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.165	Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.166	Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.167	Amendment dated January 8, 2018 (but effective as of January 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.168	Amendment dated January 11, 2018 (but effective as of October 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.169	Amendment dated January 26, 2018 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.170	Amendment dated February 16, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.171	Amendment dated March 18, 2018 (but effective as of December 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.162 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.172	Amendment dated March 20, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.163 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.173	Amendment dated March 21, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.164 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.174	Amendment dated April 10, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.165 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.175	Amendment dated May 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.166 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.176	Amendment dated May 17, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.167 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.177	Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.178	Amendment dated July 17, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.179	Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.180	Amendment dated June 29, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.181	Amendment dated July 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.182	Amendment dated August 1, 2018 (but effective as of June 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.183	Amendment dated September 11, 2018 (but effective as of May 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.184	Amendment dated September 11, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.185	Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.186	Amendment dated September 11, 2018 (but effective as of June 4, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.187	Amendment dated September 11, 2018 (but effective as of July 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.188	Amendment dated September 11, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.189	Amendment dated September 27, 2018 (but effective as of August 27, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.190	Amendment dated October 18, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.191	Amendment dated October 16, 2018 (but effective as of November 24, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.192	Amendment dated October 26, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.193	Amendment dated November 20, 2018 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.194	Amendment dated December 11, 2018 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.195	Amendment dated December 20, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.196	Amendment dated December 20, 2018 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.197	Amendment dated January 3, 2019 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.198	Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.199	Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.200	Amendment dated January 29, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.201	Amendment dated February 7, 2019 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**^10.202	Amendment dated April 16, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.203	Amendment dated April 16, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.204	Amendment dated May 14, 2019 (but effective as of March 4, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

**^10.205	Amendment dated May 14, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

Financing Agreement

**10.206	Five-Year Credit Agreement dated as of March 22, 2019, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

**10.207	364-Day Credit Agreement dated as of March 22, 2019, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

Management Contracts/Compensatory Plans or Arrangements

10.208	FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.209	Form of Stock Option Agreement pursuant to the FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.210	Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.211	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.212	Amendment to the FedEx Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.213	Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.214	Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.215	FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.216	Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.217	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.218	Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.219	FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.220	Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.221	Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.222	Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference.)

10.223	Amended and Restated FedEx Retirement Parity Pension Plan. (Filed as Exhibit 10.35 to FedEx’s FY08 Annual Report on Form 10-K, and incorporated herein by reference.)

10.224	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.225	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.226	Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Mark R. Allen, Jill C. Brannon, Brie A. Carere, Robert B. Carter, Donald F. Colleran, Alan B. Graf, Jr., Henry J. Maier, John A. Smith and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.227	Separation and Release Agreement, dated December 3, 2018, between FedEx Express and David L. Cunningham, Jr. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated December 3, 2018 and filed December 7, 2018, and incorporated herein by reference.)

10.228	Separation and Release Agreement, dated February 13, 2019, between FedEx and David J. Bronczek. (Filed as Exhibit 99.1 to FedEx’s Current Report on Form 8-K dated February 13, 2019 and filed February 14, 2019, and incorporated herein by reference.)

Other Exhibits

**21	Subsidiaries of Registrant.

**23	Consent of Independent Registered Public Accounting Firm.

**24	Powers of Attorney (presented on the signature pages of the Annual Report on Form 10-K).

***31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

***31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.1	Interactive Data Files.

*

Confidential treatment has been granted for confidential commercial and financial information in this exhibit identified by brackets, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Previously filed with the FedEx Corporation Annual Report on Form 10-K for the fiscal year ended May 31, 2019, filed on July 16, 2019.
***	Filed herewith.
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

FEDEX CORPORATION

Dated: August 15, 2019	By:	/s/ John L. Merino
John L. Merino
Corporate Vice President and Principal Accounting Officer