Form 10-Q
period 2019-08-31
FEDEX CORP
filed 2019-09-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 13, 2019
Common Stock, par value $0.10 per share	260,910,309

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2019 and May 31, 2019	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2019 and 2018	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2019 and 2018	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2019 and 2018	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three Months Ended August 31, 2019 and 2018	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	28
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	29
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	51
ITEM 4. Controls and Procedures	51

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	52
ITEM 1A. Risk Factors	52
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
ITEM 6. Exhibits	54
Signature	56

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2019 (Unaudited)	May 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,389	$2,319
Receivables, less allowances of $304 and $300	9,312	9,116
Spare parts, supplies and fuel, less allowances of $337 and $335	574	553
Prepaid expenses and other	742	1,098
Total current assets	13,017	13,086
PROPERTY AND EQUIPMENT, AT COST	61,436	59,511
Less accumulated depreciation and amortization	29,826	29,082
Net property and equipment	31,610	30,429
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets	13,819	—
Goodwill	6,821	6,884
Other assets	3,185	4,004
Total other long-term assets	23,825	10,888
	$68,452	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2019 (Unaudited)	May 31, 2019
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$35	$964
Accrued salaries and employee benefits	1,522	1,741
Accounts payable	3,179	3,030
Operating lease liabilities	1,896	—
Accrued expenses	3,303	3,278
Total current liabilities	9,935	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	18,726	16,617
OTHER LONG-TERM LIABILITIES
Deferred income taxes	2,953	2,821
Pension, postretirement healthcare and other benefit obligations	4,132	5,095
Self-insurance accruals	1,924	1,899
Operating lease liabilities	12,137	—
Deferred lease obligations	—	531
Other liabilities	479	670
Total other long-term liabilities	21,625	11,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2019 and May 31, 2019	32	32
Additional paid-in capital	3,257	3,231
Retained earnings	25,048	24,648
Accumulated other comprehensive loss	(918)	(865)
Treasury stock, at cost	(9,253)	(9,289)
Total common stockholders’ investment	18,166	17,757
	$68,452	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31,
	2019	2018
REVENUES	$17,048	$17,052
OPERATING EXPENSES:
Salaries and employee benefits	6,087	6,260
Purchased transportation	4,028	3,967
Rentals and landing fees	920	823
Depreciation and amortization	879	808
Fuel	870	986
Maintenance and repairs	768	735
Other	2,519	2,402
	16,071	15,981
OPERATING INCOME	977	1,071
OTHER INCOME (EXPENSE):
Interest, net	(137)	(127)
Other retirement plans income	168	158
Other, net	(12)	(1)
	19	30
INCOME BEFORE INCOME TAXES	996	1,101
PROVISION FOR INCOME TAXES	251	266
NET INCOME	$745	$835
EARNINGS PER COMMON SHARE:
Basic	$2.86	$3.15
Diluted	$2.84	$3.10
DIVIDENDS DECLARED PER COMMON SHARE	$1.30	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2019	2018
NET INCOME	$745	$835
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $3 in 2019 and $24 in 2018	(83)	(162)
Amortization of prior service credit, net of tax benefit of $6 in 2019 and $7 in 2018	(21)	(23)
	(104)	(185)
COMPREHENSIVE INCOME	$641	$650

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2019	2018
Operating Activities:
Net income	$745	$835
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	879	808
Provision for uncollectible accounts	105	82
Stock-based compensation	67	68
Deferred income taxes and other noncash items	694	23
Changes in assets and liabilities:
Receivables	(267)	(380)
Other assets	(118)	(120)
Accounts payable and other liabilities	(1,537)	(584)
Other, net	(3)	(31)
Cash provided by operating activities	565	701
Investing Activities:
Capital expenditures	(1,418)	(1,179)
Proceeds from asset dispositions and other	(1)	78
Cash used in investing activities	(1,419)	(1,101)
Financing Activities:
Proceeds from short-term borrowings, net	—	299
Principal payments on debt	(985)	(2)
Proceeds from debt issuances	2,093	—
Proceeds from stock issuances	12	25
Dividends paid	(170)	(173)
Purchase of treasury stock	(3)	(625)
Other, net	(5)	4
Cash provided by (used in) financing activities	942	(472)
Effect of exchange rate changes on cash	(18)	(24)
Net increase (decrease) in cash and cash equivalents	70	(896)
Cash and cash equivalents at beginning of period	2,319	3,265
Cash and cash equivalents at end of period	$2,389	$2,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31,
	2019	2018
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in-Capital
Beginning Balance	3,231	3,117
Employee incentive plans and other	26	37
Ending Balance	3,257	3,154
Retained Earnings
Beginning Balance	24,648	24,823
Net Income	745	835
Cash dividends declared ($1.30 and $1.30 per share)	(339)	(344)
Employee incentive plans and other	(2)	1
Adoption of new accounting standards on June 1, 2019(1)	(4)	—
Ending Balance	25,048	25,315
Accumulated Other Comprehensive Income
Beginning Balance	(865)	(578)
Other comprehensive income, net of tax benefit of $9 and $31	(104)	(185)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	51	—
Ending Balance	(918)	(763)
Treasury Stock
Beginning Balance	(9,289)	(7,978)
Purchase of treasury stock (0.02 and 2.6 million shares)	(3)	(625)
Employee incentive plans and other (0.3 and 0.3 million shares)	39	38
Ending Balance	(9,253)	(8,565)
Total Common Stockholders' Investment Balance	$18,166	$19,173
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2019 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2019, and the results of our operations for the three-month periods ended August 31, 2019 and 2018, cash flows for the three-month periods ended August 31, 2019 and 2018, and changes in common stockholders’ investment for the three-month periods ended August 31, 2019 and 2018. Operating results for the three-month period ended August 31, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2020 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit packages totaled $466 million and $533 million at August 31, 2019 and May 31, 2019, respectively. Contract assets net of deferred unearned revenue were $338 million and $364 million at August 31, 2019 and May 31, 2019, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $10 million and $11 million at August 31, 2019 and May 31, 2019, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of Revenue

The following table provides revenue by service type (dollars in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended
	2019	2018
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,866	$1,886
U.S. overnight envelope	479	468
U.S. deferred	956	952
Total U.S. domestic package revenue	3,301	3,306
International priority	1,817	1,874
International economy	855	850
Total international export package revenue	2,672	2,724
International domestic(1)	1,076	1,131
Total package revenue	7,049	7,161
Freight:
U.S.	695	730
International priority	464	533
International economy	516	519
International airfreight	66	85
Total freight revenue	1,741	1,867
Other	155	194
Total FedEx Express segment	8,945	9,222
FedEx Ground segment	5,179	4,799
FedEx Freight segment	1,905	1,959
FedEx Services segment	4	9
Other and eliminations(2)	1,015	1,063
	$17,048	$17,052
(1)	International domestic revenues relate to our international intra-country operations.
(2)	Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments.

LEASES. We lease certain facilities, aircraft, equipment and vehicles under operating and finance leases that expire at various dates through 2059. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings. We leased 6% of our total aircraft fleet as of August 31, 2019 and May 31, 2019.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement.

The lease liabilities are measured at the lease commencement date and determined using the present value of the minimum lease payments not yet paid and our incremental borrowing rate, which approximates the rate at which we would borrow, on a collateralized basis, over the term of a lease in the applicable currency environment. The interest rate implicit in the lease is generally not determinable in transactions where we are the lessee.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require additional payments based on sales volume and index based rate increases, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.

See Note 7 for additional information.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain Distribution System, Inc. in 2015, which already had a small number of employees who are members of unions). Additionally, certain FedEx Express non-U.S. employees are unionized, and a union has been certified to represent owner-drivers at a FedEx Freight Canada, Corp. facility.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $67 million for the three-month period ended August 31, 2019 and $68 million for the three-month period ended August 31, 2018. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

When we become a party to a derivative instrument and intend to apply hedge accounting, we formally document the hedge relationship and the risk management objective for undertaking the hedge, which includes designating the instrument for financial reporting purposes as a fair value hedge, a cash flow hedge or a net investment hedge.

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in the currency translation adjustment section of other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. Accordingly, additional disclosures about cash flow hedges are excluded from this report. On August 13, 2019, we designated €294 million of debt as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our euro-denominated net investment. As of August 31, 2019, the designated net investment’s net equity balance exceeds the balance outstanding on the euro-denominated debt and all other critical terms of the hedging instrument and hedged net investment continue to match. Therefore, the hedging relationship is considered effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In 2016, the Financial Accounting Standards Board (“FASB”) issued a new lease accounting standard, which requires lessees to put most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice. Lessees are required to recognize a lease liability for the obligation to make lease payments and a right-of-use asset for the right to use the underlying asset for the lease term. Expenses related to leases determined to be operating leases are recognized on a straight-line basis, while those determined to be finance leases are recognized following a front-loaded expense profile in which interest and amortization are presented separately in the income statement.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

We adopted this new standard on June 1, 2019 using a modified retrospective transition method. Using the modified retrospective transition method of adoption, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on June 1, 2019. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also elected the practical expedient to not separate lease and non-lease components for the majority of our classes of assets. For leases in which the lease and non-lease components have been combined, the lease expense includes expenses such as common area maintenance. We have made an accounting policy election not to recognize leases with an initial term of 12 months or less on the consolidated balance sheet.

The adoption of the new lease accounting standard resulted in the recognition of an operating lease liability of $14.2 billion and an operating right-of-use asset of $14.1 billion, with an immaterial impact on our income statement compared to the previous lease accounting model. Existing prepaid asset and net deferred rent liability balances of $154 million and $309 million, respectively, were recorded to the right-of-use asset. The cumulative effect of the adoption to retained earnings was an increase of $57 million ($47 million, net of tax), primarily related to the reclassification of deferred gains related to sale-leasebacks of aircraft. Substantially all of our lease arrangements are operating leases under the new standard. The new standard had a material impact on our balance sheet, but did not materially impact consolidated operating results and had no impact on operating cash flows.

See “Leases” and Note 7 for additional information.

In February 2018, the FASB issued ASU 2018-02 that permits companies to reclassify the income tax effect of the Tax Cuts and Jobs Act on items within Accumulated Other Comprehensive Income (“AOCI”) to retained earnings. We adopted this new standard on June 1, 2019.

New Accounting Standards and Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. These changes will be effective June 1, 2020 (fiscal 2021). We are assessing the impact of this new standard on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 that reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. These changes will be effective June 1, 2020. We are assessing the impact of this new standard on our consolidated financial statements and related disclosures.

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

During the first quarter of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of August 31, 2019, 5.1 million shares remained under the stock repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On August 16, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on October 1, 2019 to stockholders of record as of the close of business on September 9, 2019. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2) Accumulated Other Comprehensive Loss

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2019	2018
Foreign currency translation loss:
Balance at beginning of period	$(954)	$(759)
Translation adjustments	(83)	(162)
Reclassification to retained earnings due to the adoption of ASU 2018-02	1	—
Balance at end of period	(1,036)	(921)
Retirement plans adjustments:
Balance at beginning of period	89	181
Reclassifications from AOCI	(21)	(23)
Reclassification to retained earnings due to the adoption of ASU 2018-02	50	—
Balance at end of period	118	158
Accumulated other comprehensive (loss) at end of period	$(918)	$(763)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2019	2018
Amortization of retirement plans prior service credits, before tax	$27	$30	Salaries and employee benefits
Income tax benefit	(6)	(7)	Provision for income taxes
AOCI reclassifications, net of tax	$21	$23	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the first quarter of 2020, we issued $2.1 billion of senior unsecured debt under our current shelf registration statement, comprised of $1.0 billion of 3.10% fixed-rate notes due in August 2029, €500 million of 0.45% fixed-rate notes due in August 2025 and €500 million of 1.30% fixed-rate notes due in August 2031. We used the net proceeds to make voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2020 and to redeem the $400 million aggregate principal amount of 2.30% notes due February 1, 2020 and the €500 million aggregate principal amount of 0.50% notes due April 9, 2020. The remaining net proceeds are being used for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2024 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2020. The Credit Agreements are available to finance our operations and other cash flow needs. The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.41 to 1.0 at August 31, 2019. We believe this covenant is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

As of August 31, 2019, no commercial paper was outstanding. However, $53 million in letters of credit were outstanding, leaving $3.447 billion available under the Credit Agreements for future borrowings.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $18.6 billion at August 31, 2019 and $17.5 billion at May 31, 2019, compared with estimated fair values of $20.1 billion at August 31, 2019 and $17.8 billion at May 31, 2019. The annualized weighted-average interest rate on long-term debt was 3.4% at August 31, 2019. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2019	2018
Basic earnings per common share:
Net earnings allocable to common shares(1)	$744	$834
Weighted-average common shares	260	265
Basic earnings per common share	$2.86	$3.15
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$744	$834
Weighted-average common shares	260	265
Dilutive effect of share-based awards	2	4
Weighted-average diluted shares	262	269
Diluted earnings per common share	$2.84	$3.10
Anti-dilutive options excluded from diluted earnings per common share	10.9	3.7

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2019	2018
Defined benefit pension plans, net	$37	$28
Defined contribution plans	142	144
Postretirement healthcare plans	22	19
	$201	$191

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Service cost	$192	$172	$24	$24	$11	$9
Other retirement plans (income) expense:
Interest cost	250	238	11	13	11	10
Expected return on plan assets	(400)	(377)	(13)	(12)	—	—
Amortization of prior service credit and other	(27)	(29)	—	(1)	—	—
	(177)	(168)	(2)	—	11	10
	$15	$4	$22	$24	$22	$19

We made voluntary contributions to our U.S. Pension Plans of $1.0 billion during the first quarter of 2020 and $250 million during the first quarter of 2019.

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

Effective June 1, 2019, the results of the FedEx Office operating segment are included in “Corporate, other and eliminations.” This change was made to reflect our internal management reporting structure. Prior year amounts have been revised to reflect current year presentation.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information-technology functions in shared services operations for U.S. customers of our major business units and certain back-office support to our operating segments which allows us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported by FedEx Express in their natural expense line items.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The FedEx Services segment provides direct and indirect support to our operating segments, and we allocate all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our transportation businesses in the results of those segments. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our transportation segments.

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

Also included in corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, cross-border e-commerce technology and e-commerce transportation solutions, customs brokerage and global ocean and air freight forwarding.

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2019	2018
Revenues:
FedEx Express segment	$8,945	$9,222
FedEx Ground segment	5,179	4,799
FedEx Freight segment	1,905	1,959
FedEx Services segment	4	9
Other and eliminations	1,015	1,063
	$17,048	$17,052
Operating income (loss):
FedEx Express segment	$285	$388
FedEx Ground segment	644	676
FedEx Freight segment	194	176
Corporate, other and eliminations	(146)	(169)
	$977	$1,071

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(7) Leases

As of August 31, 2019, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $872 million and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022.

The following table is a summary of the components of net lease cost for the three months ended August 31 (in millions):

2019
Operating lease cost (1)	$674
Finance lease cost:
Amortization of right-of-use assets	3
Interest on lease liabilities	1
Total finance lease cost	4
Short-term lease cost	35
Variable lease cost(1)	267
Net lease cost	$980

(1)   Expenses are primarily accounted for in the “Rentals and landing fees” line item. Additional amounts related to embedded leases are accounted for in the “Purchased transportation,” “Fuel” and “Other” line items in the unaudited condensed consolidated statements of income.

Supplemental cash flow information related to leases for the three months ended August 31 is as follows (in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$635
Operating cash flows paid for interest portion of finance leases	1
Financing cash flows paid for principal portion of finance leases	27
Right-of-use assets obtained in exchange for new operating lease liabilities	$235
Right-of-use assets obtained in exchange for new finance lease liabilities	$76

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental balance sheet information related to leases as of August 31 is as follows (in millions, except lease term and discount rate):

2019
Operating leases:
Operating lease right-of-use assets	$13,819

Current portion of operating lease liabilities	1,896
Operating lease liabilities	12,137
Total operating lease liabilities	$14,033

Finance leases:
Net property and equipment	$124

Current portion of long-term debt	35
Long-term debt, less current portion	94
Total finance lease liabilities	$129

Weighted-average remaining lease term
Operating leases	10.2
Finance leases	10.3

Weighted-average discount rate
Operating leases	3.28%
Finance leases	4.10%

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at August 31, 2019 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2020 (remainder)	$234	$1,523	$1,757	$37	$1,794
2021	207	2,039	2,246	14	2,260
2022	190	1,824	2,014	14	2,028
2023	154	1,633	1,787	12	1,799
2024	58	1,432	1,490	11	1,501
Thereafter	85	7,453	7,538	78	7,616
Total lease payments	928	15,904	16,832	166	16,998
Less imputed interest	(61)	(2,738)	(2,799)	(37)	(2,836)
Present value of lease liability	$867	$13,166	$14,033	$129	$14,162

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As previously disclosed in our Annual Report and under the previous lease accounting standard, future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2019 would have been as follows (in millions):

	Operating Leases
	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2020	$288	$2,209	$2,497
2021	230	2,033	2,263
2022	212	1,816	2,028
2023	154	1,625	1,779
2024	58	1,428	1,486
Thereafter	85	7,977	8,062
Total	$1,027	$17,088	$18,115

(8) Commitments

As of August 31, 2019, our purchase commitments under various contracts for the remainder of 2020 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2020 (remainder)	$1,043	$789	$1,832
2021	2,436	691	3,127
2022	2,392	470	2,862
2023	1,587	340	1,927
2024	503	192	695
Thereafter	2,449	541	2,990
Total	$10,410	$3,023	$13,433

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2019, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and five Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

On June 24, 2019, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

As of August 31, 2019, we had $611 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2019 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2020 (remainder)	-	-	13	1	14
2021	12	5	18	2	37
2022	12	6	18	3	39
2023	12	6	6	4	28
2024	14	6	-	4	24
Thereafter	-	7	-	2	9
Total	50	30	55	16	151

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 26, 2019, FedEx Freight received a pre-litigation offer from the San Bernardino District Attorney’s Office in California to settle a civil action that the District Attorney intended to file against FedEx Freight for alleged violations of the state’s environmental and hazardous waste regulations. Specifically, the District Attorney alleged that between 2015 and 2018, FedEx Freight illegally transported and stored hazardous waste, failed to report releases of hazardous materials or substances, and unlawfully released oil into a storm drain. In September 2019, we reached an agreement to settle this matter for an immaterial amount. The settlement agreement is subject to court approval.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2019	2018
Cash payments for:
Interest (net of capitalized interest)	$164	$203
Income taxes	$55	$93
Income tax refunds received	(12)	(3)
Cash tax payments, net	$43	$90

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $18.6 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

August 31, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$684	$176	$1,598	$(69)	$2,389
Receivables, less allowances	335	5,575	3,541	(139)	9,312
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	40	949	327	—	1,316
Total current assets	1,059	6,700	5,466	(208)	13,017
PROPERTY AND EQUIPMENT, AT COST	26	57,131	4,279	—	61,436
Less accumulated depreciation and amortization	17	27,715	2,094	—	29,826
Net property and equipment	9	29,416	2,185	—	31,610
INTERCOMPANY RECEIVABLE	3,003	72	—	(3,075)	—
OPERATING LEASE RIGHT-OF-USE ASSETS	32	11,538	2,249	—	13,819
GOODWILL	—	1,582	5,239	—	6,821
INVESTMENT IN SUBSIDIARIES	34,439	4,970	—	(39,409)	—
OTHER ASSETS	984	1,019	1,734	(552)	3,185
	$39,526	$55,297	$16,873	$(43,244)	$68,452
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$—	$26	$9	$—	$35
Accrued salaries and employee benefits	91	985	446	—	1,522
Accounts payable	191	1,444	1,747	(203)	3,179
Operating lease liabilities	4	1,445	447	—	1,896
Accrued expenses	512	1,895	902	(6)	3,303
Total current liabilities	798	5,795	3,551	(209)	9,935
LONG-TERM DEBT, LESS CURRENT PORTION	18,395	286	45	—	18,726
INTERCOMPANY PAYABLE	—	—	3,074	(3,074)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,929	576	(552)	2,953
Operating lease liabilities	30	10,257	1,850	—	12,137
Other liabilities	2,137	3,390	1,008	—	6,535
Total other long-term liabilities	2,167	16,576	3,434	(552)	21,625
COMMON STOCKHOLDERS’ INVESTMENT	18,166	32,640	6,769	(39,409)	18,166
	$39,526	$55,297	$16,873	$(43,244)	$68,452

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$826	$158	$1,381	$(46)	$2,319
Receivables, less allowances	56	5,603	3,684	(227)	9,116
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	366	953	332	—	1,651
Total current assets	1,248	6,714	5,397	(273)	13,086
PROPERTY AND EQUIPMENT, AT COST	25	55,341	4,145	—	59,511
Less accumulated depreciation and amortization	17	27,066	1,999	—	29,082
Net property and equipment	8	28,275	2,146	—	30,429
INTERCOMPANY RECEIVABLE	2,877	(405)	—	(2,472)	—
GOODWILL	—	1,589	5,295	—	6,884
INVESTMENT IN SUBSIDIARIES	33,725	5,449	—	(39,174)	—
OTHER ASSETS	995	1,811	1,789	(591)	4,004
	$38,853	$43,433	$14,627	$(42,510)	$54,403
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$959	$2	$3	$—	$964
Accrued salaries and employee benefits	143	1,100	498	—	1,741
Accounts payable	16	1,469	1,808	(263)	3,030
Accrued expenses	521	1,853	914	(10)	3,278
Total current liabilities	1,639	4,424	3,223	(273)	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	16,322	287	8	—	16,617
INTERCOMPANY PAYABLE	—	—	2,472	(2,472)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,832	580	(591)	2,821
Other liabilities	3,135	3,965	1,095	—	8,195
Total other long-term liabilities	3,135	6,797	1,675	(591)	11,016
COMMON STOCKHOLDERS’ INVESTMENT	17,757	31,925	7,249	(39,174)	17,757
	$38,853	$43,433	$14,627	$(42,510)	$54,403

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,241	$4,893	$(86)	$17,048
OPERATING EXPENSES:
Salaries and employee benefits	20	4,685	1,382	—	6,087
Purchased transportation	—	2,543	1,519	(34)	4,028
Rentals and landing fees	2	712	208	(2)	920
Depreciation and amortization	—	761	118	—	879
Fuel	—	812	58	—	870
Maintenance and repairs	—	684	84	—	768
Intercompany charges, net	(78)	(481)	559	—	—
Other	56	1,668	845	(50)	2,519
	—	11,384	4,773	(86)	16,071
OPERATING INCOME	—	857	120	—	977
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	745	18	—	(763)	—
Interest, net	(151)	12	2	—	(137)
Other retirement plans income	—	163	5	—	168
Intercompany charges, net	164	(120)	(44)	—	—
Other, net	(13)	16	(15)	—	(12)
INCOME BEFORE INCOME TAXES	745	946	68	(763)	996
Provision for income taxes	—	225	26	—	251
NET INCOME (LOSS)	$745	$721	$42	$(763)	$745
COMPREHENSIVE INCOME (LOSS)	$731	$705	$(32)	$(763)	$641

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended August 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,367	$4,787	$(102)	$17,052
OPERATING EXPENSES:
Salaries and employee benefits	48	4,783	1,429	—	6,260
Purchased transportation	—	2,380	1,634	(47)	3,967
Rentals and landing fees	1	631	192	(1)	823
Depreciation and amortization	—	693	115	—	808
Fuel	—	902	84	—	986
Maintenance and repairs	—	646	89	—	735
Intercompany charges, net	(111)	(226)	337	—	—
Other	62	1,546	848	(54)	2,402
	—	11,355	4,728	(102)	15,981
OPERATING INCOME	—	1,012	59	—	1,071
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	835	81	—	(916)	—
Interest, net	(143)	15	1	—	(127)
Other retirement plans (expense) income	—	155	3	—	158
Intercompany charges, net	143	(122)	(21)	—	—
Other, net	—	(10)	9	—	(1)
INCOME (LOSS) BEFORE INCOME TAXES	835	1,131	51	(916)	1,101
Provision for income taxes	—	215	51	—	266
NET INCOME (LOSS)	$835	$916	$—	$(916)	$835
COMPREHENSIVE INCOME (LOSS)	$817	$1,014	$(265)	$(916)	$650

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,671)	$2,111	$148	$(23)	$565
INVESTING ACTIVITIES
Capital expenditures	(2)	(1,317)	(99)	—	(1,418)
Proceeds from asset dispositions and other	(10)	5	4	—	(1)
CASH USED IN INVESTING ACTIVITIES	(12)	(1,312)	(95)	—	(1,419)
FINANCING ACTIVITIES
Net transfers from (to) Parent	1,002	(1,059)	57	—	—
Payment on loan between subsidiaries	(434)	—	434	—	—
Intercompany dividends	—	304	(304)	—	—
Proceeds from debt issuances	2,093	—	—	—	2,093
Principal payments on debt	(956)	(27)	(2)	—	(985)
Proceeds from stock issuances	12	—	—	—	12
Dividends paid	(170)	—	—	—	(170)
Purchase of treasury stock	(3)	—	—	—	(3)
Other, net	(3)	—	(2)	—	(5)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,541	(782)	183	—	942
Effect of exchange rate changes on cash	—	1	(19)	—	(18)
Net (decrease) increase in cash and cash equivalents	(142)	18	217	(23)	70
Cash and cash equivalents at beginning of period	826	158	1,381	(46)	2,319
Cash and cash equivalents at end of period	$684	$176	$1,598	$(69)	$2,389

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended August 31, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$785	$(159)	$102	$(27)	$701
INVESTING ACTIVITIES
Capital expenditures	—	(983)	(196)	—	(1,179)
Proceeds from asset dispositions and other	(5)	78	5	—	78
CASH USED IN INVESTING ACTIVITIES	(5)	(905)	(191)	—	(1,101)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	299	—	—	—	299
Net transfers from (to) Parent	(853)	763	90	—	—
Intercompany dividends	—	81	(81)	—	—
Principal payments on debt	—	—	(2)	—	(2)
Proceeds from stock issuances	25	—	—	—	25
Dividends paid	(173)	—	—	—	(173)
Purchase of treasury stock	(625)	—	—	—	(625)
Other, net	—	148	(144)	—	4
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,327)	992	(137)	—	(472)
Effect of exchange rate changes on cash	—	(5)	(19)	—	(24)
Net decrease in cash and cash equivalents	(547)	(77)	(245)	(27)	(896)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$938	$180	$1,293	$(42)	$2,369

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2019, the related condensed consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for the three-month periods ended August 31, 2019 and August 31, 2018 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2019, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 16, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 17, 2019

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2019 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments. See “Reportable Segments” for further discussion. Additional information on our businesses can be found in our Annual Report.

As discussed in our Annual Report, as of June 1, 2019 the results of the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment are included in “Corporate, other and eliminations.” This change was made to reflect our internal management reporting structure. Prior year amounts have been revised to conform to the current year presentation.

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenues and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), insurance, professional fees, uniforms and advertising.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2020 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2019	2018	Change
Revenues	$17,048	$17,052	—
Operating income (loss):
FedEx Express segment	285	388	(27)
FedEx Ground segment	644	676	(5)
FedEx Freight segment	194	176	10
Corporate, other and eliminations	(146)	(169)	14
Consolidated operating income	977	1,071	(9)
Operating margin:
FedEx Express segment	3.2%	4.2%	(100)	bp
FedEx Ground segment	12.4%	14.1%	(170)	bp
FedEx Freight segment	10.2%	9.0%	120	bp
Consolidated operating margin	5.7%	6.3%	(60)	bp
Consolidated net income	$745	$835	(11)
Diluted earnings per share	$2.84	$3.10	(8)

	Year-over-Year Changes
	Revenue	Operating Income (Loss)
FedEx Express segment	$(277)	$(103)
FedEx Ground segment	380	(32)
FedEx Freight segment	(54)	18
FedEx Services segment	(5)	—
Corporate, other and eliminations	(48)	23
	$(4)	$(94)

Overview

Consolidated operating income declined during the first quarter of 2020 primarily due to weakening global economic conditions, increased costs to accommodate expanding services and continued mix shift to lower-yielding services, including growth in e-commerce volumes. Our first quarter 2020 results were negatively impacted by approximately $100 million due to one fewer operating day. In addition, the loss of business from a large customer at FedEx Express and FedEx Ground negatively impacted our results during the first quarter of 2020. These factors were partially offset by lower variable incentive compensation expenses, increased yields at FedEx Freight and FedEx Ground and higher volume at FedEx Ground. Lower variable incentive compensation expenses benefited the comparison of our results by approximately $300 million in the first quarter of 2020.

We incurred TNT Express integration expenses totaling $71 million ($55 million, net of tax, or $0.21 per diluted share) in the first quarter of 2020, a $50 million decrease from the first quarter of 2019. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses, and include any restructuring charges at TNT Express. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)

International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.

(2)	International average daily freight pounds relates to our international priority, economy and airfreight services.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends over the five most recent quarters:

(1)	International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)	International revenue per pound relates to our international priority, economy and airfreight services.

Revenue

Revenues were flat in the first quarter of 2020 as higher volumes and yields at FedEx Ground were offset by one fewer operating day at all of our transportation segments, as well as the loss of business from a large customer at FedEx Express and FedEx Ground. At FedEx Ground, revenues increased 8% in the first quarter of 2020 due to volume growth and increased yields. Revenues at FedEx Express decreased 3% in the first quarter of 2020 primarily due to unfavorable exchange rates and lower freight pounds reflecting macroeconomic weakness and trade uncertainty. FedEx Freight revenues decreased 3% in the first quarter of 2020 due to decreased average daily shipments, partially offset by higher revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent	Percent of Revenue
	2019	2018	Change	2019	2018
Operating expenses:
Salaries and employee benefits	$6,087	$6,260	(3)	35.7%	36.7%
Purchased transportation	4,028	3,967	2	23.6	23.3
Rentals and landing fees	920	823	12	5.4	4.8
Depreciation and amortization	879	808	9	5.2	4.7
Fuel	870	986	(12)	5.1	5.8
Maintenance and repairs	768	735	4	4.5	4.3
Other	2,519	2,402	5	14.8	14.1
Total operating expenses	16,071	15,981	1	94.3	93.7
Operating income	$977	$1,071	(9)	5.7%	6.3%

Our results declined in the first quarter of 2020 primarily due to weakening global economic conditions and continued mix shift to lower-yielding services, including growth in deferred services driven by e-commerce. In addition, one fewer operating day at all of our transportation segments, the loss of business from a large customer at FedEx Express and FedEx Ground and higher purchased transportation costs, including higher rates and increased capacity for six-day-per-week operations year-round at FedEx Ground, negatively impacted our results during the first quarter of 2020. These items were partially offset by lower variable incentive compensation expenses, increased yields at FedEx Freight and FedEx Ground and higher volume at FedEx Ground.

The adoption of the new lease accounting standard during the first quarter of 2020 resulted in a reclassification from other operating expense to rentals and landing fees expense of approximately $50 million and maintenance and repairs expense to rentals and landing fees expense of approximately $10 million. These amounts were reclassified in order to properly align the lease and rental expenses to the appropriate line items in accordance with the new standard and are excluded from the following year-over-year expense change discussion.

Salaries and employee benefits expense decreased 3% in the first quarter of 2020 primarily due to lower variable incentive compensation expenses, partially offset by higher staffing to support volume growth at FedEx Express and FedEx Ground. Other operating expense increased 5% in the first quarter of 2020 primarily due to higher self-insurance accruals at FedEx Ground and higher outside service contracts at FedEx Express. Depreciation and amortization expense increased 9% in the first quarter of 2020 primarily due to continued strategic investment programs at all transportation segments. Purchased transportation costs increased 2% in the first quarter of 2020 primarily due to increased contractor settlement rates and expansion of the FedEx Ground network to six-day-per-week operations year-round in January 2019, as well as higher volumes at FedEx Ground. Maintenance and repairs expense increased 4% in the first quarter of 2020 primarily due to higher aircraft engine maintenance expense at FedEx Express.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 12% in the first quarter of 2020 primarily due to decreased fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarters of 2020 and 2019 in the accompanying discussion of each of our transportation segments.

Most of our fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks.

The manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 70% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

The net impact of fuel had a slight benefit to operating income in the first quarter of 2020 as decreased fuel prices more than offset lower fuel surcharges.

We routinely review our fuel surcharges. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services and at FedEx Ground. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express and FedEx Ground. The net impact of fuel on operating income described above and for each segment below excludes the impact from these table changes.

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

Income Taxes

Our effective tax rate was 25.2% for the first quarter of 2020, compared with 24.2% for the first quarter of 2019. The 2020 tax rate was impacted by decreased earnings in certain non-U.S. jurisdictions.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2016 and 2017 tax years. In addition, we are currently under appeals proceedings with respect to the IRS’s proposed audit adjustment for the 2014 and 2015 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The impact of any changes is not expected to be material to our consolidated financial statements. As of August 31, 2019, there were no material changes to our liabilities for unrecognized tax benefits subsequent to May 31, 2019.

Outlook

We expect operating income declines for the remainder of 2020 resulting from lower revenue at FedEx Express and higher operating costs at FedEx Ground.

Our outlook on global trade has weakened since the previous quarter due to escalating trade tensions, including increased tariffs on Chinese goods, increasing softness in European markets and declines in industrial production. Our international operations are much more sensitive to changes in global trade than our U.S. domestic operations because of the higher concentration of business-to-business shipments internationally. The softer economic outlook is expected to create an ongoing revenue shortfall from planned levels, particularly in Europe and Asia Pacific. The cost of maintaining two separate networks in Europe while we execute the TNT Express integration is expected to compound the impact of the revenue shortfall on our near-term results.

In the U.S. domestic package market, incremental costs associated with modernizing our FedEx Express network and permanently expanding our FedEx Ground network operations to seven days per week year-round, combined with short-term volume declines from the loss of a large customer, has created a near-term cost-to-volume disparity. However, we are confident that our investments in our U.S. domestic package operations will ultimately result in higher revenue that more than offsets the implementation costs associated with these programs.

In response to the current economic conditions, we are making adjustments to our global FedEx Express air network to better match capacity with demand. These capacity adjustments will result in accelerating planned aircraft retirements over the current and next fiscal years, and we are parking additional aircraft after the 2020 peak season. These actions could result in higher depreciation expense and/or immaterial asset impairments in future periods. In addition, we continue to be focused on cost reductions by limiting discretionary spending and deferring non-critical hiring.

For the remainder of 2020, we will continue to execute our TNT Express integration plans and are focused on completing projects across our European hub and station locations that will allow interoperability between the ground networks for both FedEx Express and TNT Express packages, which will further lower costs as the related FedEx Express linehaul operations are optimized. In addition, we continue to focus on the operational network integration process for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. While we expect to make significant progress on integration activities in 2020, particularly in Europe, integration work will continue thereafter. After 2020, the next key integration milestones include completing a single portfolio of services and air network integration. We expect to incur approximately $280 million of integration expenses in the remainder of 2020 in the form of professional fees, outside service contracts, salaries and wages and other operating expense. We expect the aggregate integration program expenses, including restructuring charges at TNT Express, to be approximately $1.7 billion through 2021, and we may incur additional costs, including investments that will further transform and optimize the combined businesses. The timing and amount of integration expenses and capital investments in any future period may change as we revise and implement our plans.

Our expectations for the remainder of 2020 are dependent on key external factors, including moderate U.S. economic growth, current fuel price expectations, no further weakening in international economic conditions from our current forecast and no additional adverse developments in international trade policies and relations.

Other Outlook Matters. For details on key 2020 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

FEDEX SERVICES SEGMENT

The operating expense line item “Intercompany charges” on the accompanying unaudited condensed consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective operating segments. The allocations of net operating costs are based on metrics such as relative revenues or estimated services provided.

The FedEx Services segment provides direct and indirect support to our operating segments, and we allocate all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the impact of its total allocated net operating costs on our operating segments. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments.

Also included in corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics, Inc. operating segment, which provides integrated supply chain management solutions, specialty transportation, cross-border e-commerce technology and e-commerce transportation solutions, customs brokerage and global ocean and air freight forwarding.

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

	Three Months Ended		Percent
	2019	2018	Change
Revenues:
Package:
U.S. overnight box	$1,866	$1,886	(1)
U.S. overnight envelope	479	468	2
U.S. deferred	956	952	—
Total U.S. domestic package revenue	3,301	3,306	—
International priority	1,817	1,874	(3)
International economy	855	850	1
Total international export package revenue	2,672	2,724	(2)
International domestic(1)	1,076	1,131	(5)
Total package revenue	7,049	7,161	(2)
Freight:
U.S.	695	730	(5)
International priority	464	533	(13)
International economy	516	519	(1)
International airfreight	66	85	(22)
Total freight revenue	1,741	1,867	(7)		Percent of Revenue
Other	155	194	(20)		2019	2018
Total revenues	8,945	9,222	(3)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,372	3,473	(3)		37.7	37.7
Purchased transportation	1,232	1,307	(6)		13.8	14.2
Rentals and landing fees	513	470	9		5.7	5.1
Depreciation and amortization	462	436	6		5.2	4.7
Fuel	743	845	(12)		8.3	9.2
Maintenance and repairs	517	502	3		5.8	5.4
Intercompany charges	469	518	(9)		5.2	5.6
Other	1,352	1,283	5		15.1	13.9
Total operating expenses	8,660	8,834	(2)		96.8%	95.8%
Operating income	$285	$388	(27)
Operating margin	3.2%	4.2%	(100)	bp

(1)	International domestic revenues relate to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2019	2018	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,218	1,231	(1)
U.S. overnight envelope	562	551	2
U.S. deferred	976	916	7
Total U.S. domestic ADV	2,756	2,698	2
International priority	530	526	1
International economy	294	276	7
Total international export ADV	824	802	3
International domestic(1)	2,352	2,396	(2)
Total ADV	5,932	5,896	1
Revenue per package (yield):
U.S. overnight box	$23.94	$23.57	2
U.S. overnight envelope	13.32	13.09	2
U.S. deferred	15.29	15.98	(4)
U.S. domestic composite	18.71	18.85	(1)
International priority	53.52	54.80	(2)
International economy	45.52	47.43	(4)
International export composite	50.67	52.26	(3)
International domestic(1)	7.15	7.26	(2)
Composite package yield	$18.57	$18.69	(1)
Freight Statistics
Average daily freight pounds:
U.S.	8,015	8,309	(4)
International priority	4,792	5,260	(9)
International economy	13,717	13,459	2
International airfreight	1,555	1,717	(9)
Total average daily freight pounds	28,079	28,745	(2)
Revenue per pound (yield):
U.S.	$1.36	$1.35	1
International priority	1.51	1.56	(3)
International economy	0.59	0.59	—
International airfreight	0.66	0.76	(13)
Composite freight yield	$0.97	$1.00	(3)

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 3% in the first quarter of 2020 primarily due to the loss of business from a large customer, one fewer operating day, unfavorable exchange rates and lower freight pounds reflecting macroeconomic weakness and trade uncertainty.

Average daily freight pounds decreased 2% in the first quarter of 2020 primarily due to lower volume in international freight services. Freight yields decreased 3% in the first quarter of 2020 primarily due to unfavorable exchange rates, base yield declines and lower fuel surcharges. International domestic package average daily volumes decreased 2% in the first quarter of 2020 primarily due to yield management actions. International domestic package yields decreased 2% in the first quarter of 2020 as base yield improvement was more than offset by unfavorable exchange rates. International export package average daily volumes increased 3% in the first quarter of 2020 primarily due to growth in our international economy service offering. However, international package volume growth has slowed across most regions as a result of macroeconomic weakness and trade uncertainty. International export package yields decreased 3% in the first quarter of 2020 driven by unfavorable exchange rates, lower package weights, base yield declines and lower fuel surcharges. U.S. domestic package average daily volumes increased 2% in the first quarter of 2020 led by deferred services, as e-commerce continues to drive growth, despite the loss of business from a large customer. U.S. domestic package yields decreased 1% in the first quarter of 2020 driven by lower package weights.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2019	2018
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.27%	7.02%
High	8.45	7.27
Weighted-average	7.55	7.11
International Export and Freight Fuel Surcharge:
Low	6.87	8.12
High	18.22	18.09
Weighted-average	15.55	14.60
International Domestic Fuel Surcharge:
Low	3.27	2.25
High	19.47	18.24
Weighted-average	7.50	5.68

On September 16, 2019, FedEx Express announced a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services effective January 6, 2020. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services. On January 7, 2019, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 27% in the first quarter of 2020 primarily due to weakening global economic conditions and continued mix shift to lower-yielding services, including lower weights due to growth in deferred services resulting from e-commerce. In addition, one fewer operating day, the loss of business from a large customer and decreased yields negatively impacted operating income and operating margin in the first quarter of 2020. Lower variable incentive compensation expenses benefited operating income comparisons by approximately $160 million in the first quarter of 2020.

FedEx Express segment results included approximately $57 million of TNT Express integration expenses in the first quarter of 2020, a $45 million decrease from the first quarter of 2019.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Salaries and employee benefits expense decreased 3% in the first quarter of 2020 primarily due to lower variable incentive compensation expenses, the inclusion of certain TNT Express restructuring expenses in the first quarter of 2019, favorable exchange rates and one fewer operating day, partially offset by higher staffing to support package volume growth. Other operating expense increased 5% in the first quarter of 2020 primarily due to higher outside service contract expenses, which includes costs associated with cloud computing services. Purchased transportation expense decreased 6% in the first quarter of 2020 primarily due to favorable exchange rates and one fewer operating day.

Fuel expense decreased 12% in the first quarter of 2020 due to decreased fuel prices. The net impact of fuel had a slight benefit to operating income in the first quarter of 2020 as decreased fuel prices more than offset lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2019	2018	Change		2019	2018
Revenues	$5,179	$4,799	8		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	871	805	8		16.8	16.8
Purchased transportation	2,303	2,062	12		44.5	43.0
Rentals	239	191	25		4.6	4.0
Depreciation and amortization	193	173	12		3.7	3.6
Fuel	3	3	—		—	—
Maintenance and repairs	87	77	13		1.7	1.6
Intercompany charges	375	388	(3)		7.3	8.1
Other	464	424	9		9.0	8.8
Total operating expenses	4,535	4,123	10		87.6%	85.9%
Operating income	$644	$676	(5)
Operating margin	12.4%	14.1%	(170)	bp
Average daily package volume	8,834	8,221	7
Revenue per package (yield)	$9.13	$8.96	2
FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 8% in the first quarter of 2020 due to volume growth and increased yields, despite one fewer operating day and the loss of business from a large customer.

Average daily volume increased 7% in the first quarter of 2020 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields increased 2% in the first quarter of 2020 primarily due to higher base yields, extra service charges and higher fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2019	2018
Low	6.75%	6.30%
High	7.25	6.50
Weighted-average	7.04	6.30

On September 16, 2019, FedEx Ground announced a 4.9% average list price increase effective January 6, 2020. On March 18, 2019, we updated the tables used to determine our fuel surcharges at FedEx Ground. On January 7, 2019, FedEx Ground implemented a 4.9% average list price increase. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Ground.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 5% in the first quarter of 2020 due to higher purchased transportation costs, resulting from increased contractor settlement rates and higher volumes, including expanding to six-day-per-week operations year-round starting in January 2019, as well as increased staffing costs to support network expansion. In addition, the loss of business from a large customer negatively impacted our results during the first quarter of 2020. These items were partially offset by volume growth and increased yields. Additionally, lower variable incentive compensation expenses benefited operating income comparisons by approximately $50 million in the first quarter of 2020.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense increased 12% in the first quarter of 2020 due to increased contractor settlement rates and higher volumes, including expanding to six-day per week operations year-round, partially offset by decreased fuel costs. Other operating expense increased 9% in the first quarter of 2020 primarily due to higher self-insurance accruals and increased bad debt expense. Salaries and employee benefits expense increased 8% in the first quarter of 2020 primarily due to additional staffing to support volume growth, including expanding to six-day-per-week operations year-round, partially offset by lower variable incentive compensation expenses.

The net impact of fuel had a slight benefit to operating income in the first quarter of 2020 as decreased fuel prices more than offset lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

FedEx Ground previously announced plans to implement the Independent Service Provider (“ISP”) model throughout its entire U.S. pickup-and-delivery network. The transition to the ISP model is being accomplished on a district-by-district basis and we are now targeting the transition to be completed during the second quarter of 2020. As of August 31, 2019, approximately 80% of standard FedEx Ground volume (excluding FedEx SmartPost volume) was being delivered by small businesses operating under the ISP model. The costs associated with these transitions will be recognized in the periods incurred and are not expected to be material to any future quarter.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2019	2018	Change		2019	2018
Revenues	$1,905	$1,959	(3)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	919	928	(1)		48.3	47.4
Purchased transportation	187	259	(28)		9.8	13.2
Rentals	52	42	24		2.7	2.1
Depreciation and amortization	94	78	21		4.9	4.0
Fuel	123	137	(10)		6.5	7.0
Maintenance and repairs	65	62	5		3.4	3.2
Intercompany charges	126	138	(9)		6.6	7.0
Other	145	139	4		7.6	7.1
Total operating expenses	1,711	1,783	(4)		89.8%	91.0%
Operating income	$194	$176	10
Operating margin	10.2%	9.0%	120	bp
Average daily shipments (in thousands)
Priority	78.5	81.2	(3)
Economy	32.8	34.6	(5)
Total average daily shipments	111.3	115.8	(4)
Weight per shipment (lbs)
Priority	1,156	1,218	(5)
Economy	960	1,009	(5)
Composite weight per shipment	1,098	1,156	(5)
Revenue per shipment
Priority	$255.45	$246.77	4
Economy	295.75	292.33	1
Composite revenue per shipment	$267.34	$260.39	3
Revenue per hundredweight
Priority	$22.10	$20.26	9
Economy	30.81	28.97	6
Composite revenue per hundredweight	$24.35	$22.53	8

FedEx Freight Segment Revenues

FedEx Freight segment revenues decreased 3% in the first quarter of 2020 due to decreased average daily shipments and one fewer operating day, partially offset by higher revenue per shipment.

Average daily shipments decreased 4% in the first quarter of 2020 due to lower demand for our service offerings as a result of softening economic conditions. Revenue per shipment increased 3% in the first quarter of 2020 primarily due to higher base rates reflecting our ongoing yield management initiatives, partially offset by lower weight per shipment.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2019	2018
Low	23.50%	24.60%
High	24.40	25.00
Weighted-average	23.90	24.77

On September 16, 2019, FedEx Freight announced a 5.9% average list price increase in certain U.S. and other shipping rates effective January 6, 2020. On January 7, 2019, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 10% in the first quarter of 2020 primarily due to higher revenue per shipment, partially offset by decreased average daily shipments. In addition, lower variable incentive compensation expenses benefited operating income comparisons by approximately $30 million in the first quarter of 2020.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense decreased 28% in first quarter of 2020 primarily due to lower utilization of third-party transportation providers. Depreciation and amortization expense increased 21% in the first quarter of 2020 due to investments in vehicles and trailers.

Fuel expense decreased 10% in the first quarter of 2020 primarily due to decreased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the first quarter of 2020 as lower fuel surcharges more than offset decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.4 billion at August 31, 2019, compared to $2.3 billion at May 31, 2019. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2019	2018
Operating activities:
Net income	$745	$835
Noncash charges and credits	1,745	981
Changes in assets and liabilities	(1,925)	(1,115)
Cash provided by operating activities	565	701
Investing activities:
Capital expenditures	(1,418)	(1,179)
Proceeds from asset dispositions and other	(1)	78
Cash used in investing activities	(1,419)	(1,101)
Financing activities:
Proceeds from short-term borrowings, net	—	299
Proceeds from debt issuances	2,093	—
Principal payments on debt	(985)	(2)
Proceeds from stock issuances	12	25
Dividends paid	(170)	(173)
Purchase of treasury stock	(3)	(625)
Other	(5)	4
Cash provided by (used in) financing activities	942	(472)
Effect of exchange rate changes on cash	(18)	(24)
Net increase (decrease) in cash and cash equivalents	$70	$(896)
Cash and cash equivalents at the end of period	$2,389	$2,369

Cash flows from operating activities decreased $136 million in the first quarter of 2020 primarily due to higher pension contributions and lower net income, partially offset by noncash credits resulting from the adoption of the new lease accounting standard. See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of our adoption of the new lease accounting standard. Capital expenditures increased during the first quarter of 2020 primarily due to increased spending on vehicles and trailers at FedEx Freight, higher spending related to facilities and aircraft at FedEx Express and increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight. These items were partially offset by lower spending across all asset categories at FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2020 and 2019.

During the first quarter of 2020, we issued $2.1 billion of senior unsecured debt under our current shelf registration statement, comprised of $1.0 billion of 3.10% fixed-rate notes due in August 2029, €500 million of 0.45% fixed-rate notes due in August 2025 and €500 million of 1.30% fixed-rate notes due in August 2031. We used the net proceeds to make voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2020 and to redeem the $400 million aggregate principal amount of 2.30% notes due February 1, 2020 and the €500 million aggregate principal amount of 0.50% notes due April 9, 2020. The remaining net proceeds are being used for general corporate purposes.

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. During the first quarter of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of August 31, 2019, 5.1 million shares remained under the stock repurchase authorization. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

	Three Months Ended		Percent
	2019	2018	Change
Aircraft and related equipment	$541	$472	15
Package handling and ground support equipment	141	193	(27)
Vehicles and trailers	261	160	63
Information technology	222	175	27
Facilities and other	253	179	41
Total capital expenditures	$1,418	$1,179	20

FedEx Express segment	$951	$760	25
FedEx Ground segment	96	176	(45)
FedEx Freight segment	186	90	107
FedEx Services segment	151	125	21
Other	34	28	21
Total capital expenditures	$1,418	$1,179	20

Capital expenditures increased during the first quarter of 2020 primarily due to increased spending on vehicles and trailers at FedEx Freight, higher spending related to facilities and aircraft at FedEx Express, which included the delivery of four Boeing 767-300 Freighter (“B767F”) aircraft and four Boeing 777 Freighter aircraft and increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight. These items were partially offset by lower spending across all asset categories at FedEx Ground.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at August 31, 2019 includes $1.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the Tax Cuts and Jobs Act (“TCJA”) significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.9 billion in 2020, and include spending for aircraft and hub modernization at FedEx Express, investments that increase our efficiency in handling large packages at FedEx Ground and investments in technology across all transportation segments that will further optimize our networks and enhance our capabilities. We invested $0.5 billion in aircraft and related equipment in the first quarter of 2020 and expect to invest an additional $1.0 billion for aircraft and related equipment during the remainder of 2020. In addition, we are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2020. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

During the first quarter of 2020, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2024 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2020. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

During the first quarter of 2020, we made voluntary contributions totaling $1.0 billion to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans for the remainder of 2020. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of August 31, 2019. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed as future obligations under accounting principles generally accepted in the United States. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Operating activities:
Operating leases	$1,757	$2,246	$2,014	$1,787	$1,490	$7,538	$16,832
Non-capital purchase obligations and other	909	765	518	362	226	2,757	5,537
Interest on long-term debt	459	649	649	621	599	10,184	13,161
Investing activities:
Aircraft and related capital commitments	989	2,337	2,321	1,542	468	228	7,885
Other capital purchase obligations	59	25	23	23	1	5	136
Financing activities:
Debt	—	—	1,212	1,584	750	15,292	18,838
Finance leases	37	14	14	12	11	78	166
Total	$4,210	$6,036	$6,751	$5,931	$3,545	$36,082	$62,555

(1)	Cash obligations for the remainder of 2020.

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 8 of the accompanying unaudited condensed consolidated financial statements for more information on such purchase orders.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at August 31, 2019. Under the new lease accounting rules, the majority of these leases are required to be recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($125 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($36 million) is excluded from the table.

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

We had $611 million in deposits and progress payments as of August 31, 2019 on aircraft purchases and other planned aircraft-related transactions.

Financing Activities

The amounts reflected in the table above for long-term debt represent future scheduled principal payments on our long-term debt.

The amounts reflected in the table above for finance leases represent undiscounted future minimum lease payments under noncancelable finance leases with an initial or remaining term in excess of one year at August 31, 2019.

Additional information on amounts included within the operating, investing and financing activities captions in the table above can be found in our Annual Report.

OTHER BUSINESS MATTERS

During the first quarter of 2020, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce from enforcing prohibitions contained in the Export Administration Regulations (the “EARs”) against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations.

The China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding its handling of certain packages while attempting to comply with the EARs. FedEx Express has and will continue to fully cooperate with the Chinese authorities on the investigation.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2019, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Fuel,” “Income Taxes,” “Outlook,” “Independent Contractor and Independent Service Provider Models,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “Leases,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	anti-trade measures and additional changes in international trade policies and relations;

•	a significant data breach or other disruption to our technology infrastructure;

•

our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost and to achieve the expected benefits from the combined businesses;

•	our ability to successfully implement our business strategy and effectively respond to changes in market dynamics;

•	the impact of the United Kingdom’s vote to leave the European Union and the terms of the United Kingdom’s withdrawal, if it ultimately occurs;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	damage to our reputation or loss of brand equity;

•	the price and availability of jet and vehicle fuel;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenues and market share;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies and actions, which could be unfavorable to our business, including regulatory or other actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo and other security or safety requirements, export controls, the use of new technology and tax, accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention, labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•

future guidance, regulations, interpretations, or challenges to our tax positions relating to the TCJA and our ability to defend our interpretations and realize the benefits of certain provisions of the TCJA;

•

our ability to execute and effectively operate, integrate, leverage and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets;

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

•	our ability to attract and retain employee talent and maintain our company culture;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•

a shortage of pilots caused by a higher than normal number of pilot retirements across the industry, increased flight hour requirements to achieve a commercial pilot’s license, reductions in the number of military pilots entering the commercial workforce and other factors;

•	our ability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;

•	our ability to successfully mitigate unique technological, operational and regulatory risks related to our autonomous delivery strategy;

•	volatility or disruption in the debt capital markets and our ability to maintain our current credit ratings and commercial paper ratings;

•	changes in our ability to attract and retain drivers and package and freight handlers;

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

•

any liability resulting from and the costs of defending against class-action and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying consolidated financial statements;

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

•

the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our credit agreements in the event the London Interbank Offered Rate or the euro interbank offered rate cease to exist and we make borrowings under the agreements; and

•

other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2019, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first three months of 2020, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2019, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).

In the first quarter of 2020, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), and implemented new systems and internal controls in conjunction with the new lease standard. These changes have not materially affected, and are not reasonably likely to materially affect, our internal controls over financial reporting. During our fiscal quarter ended August 31, 2019, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union (“EU”), China and India, have imposed tariffs on certain goods imported from the United States. These actions contributed to weakness in the global economy that adversely affected our results of operations during fiscal 2019 and the first quarter of fiscal 2020, and we expect such weakness to continue to be present during the remainder of fiscal 2020. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Additionally, the U.S. government has recently taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances. Given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock. For example, the China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding its handling of certain packages while attempting to comply with the Export Administration Regulations.

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

Even if an agreement setting forth the terms of the United Kingdom’s withdrawal from the EU is approved, the withdrawal could result in a global economic downturn. The United Kingdom also could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, depressing trade between the United Kingdom and other countries, which would negatively impact our international operations. Additionally, we may face new regulations regarding trade, aviation, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. Brexit could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2020:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1-30, 2019	20,000	$156.90	20,000	5,077,200
July 1-31, 2019	—	—	—	5,077,200
Aug. 1-31, 2019	—	—	—	5,077,200
Total	20,000	$156.90	20,000

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 13, 2019, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.2

Supplemental Indenture No. 9, dated as of July 24, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.3	Form of 3.100% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.4

Supplemental Indenture No. 10, dated as of August 5, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.5	Form of 0.450% Note due 2025. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.6	Form of 1.300% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

*10.1

Amendment dated June 7, 2019 (but effective as of May 24, 2019), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).

*10.2

Amendment dated June 11, 2019 (but effective as of April 1, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.3

Amendment dated July 16, 2019 (but effective as of March 4, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.4

Amendment dated July 16, 2019 (but effective as of April 29, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.5

Letter Agreement dated as of July 9, 2019, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.6	Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

*10.7

Letter Agreement dated as of July 9, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

15.1	Letter re: Unaudited Interim Financial Statements.

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

*

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

FEDEX CORPORATION

Date: September 17, 2019	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER