Form 10-Q
period 2019-11-30
FEDEX CORP
filed 2019-12-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 13, 2019
Common Stock, par value $0.10 per share	261,119,074

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2019 and May 31, 2019	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2019 and 2018	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2019 and 2018	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2019 and 2018	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Six Months Ended November 30, 2019 and 2018	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	31
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	32
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	56
ITEM 4. Controls and Procedures	56

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	57
ITEM 1A. Risk Factors	57
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	59
ITEM 6. Exhibits	60
Signature	62

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2019 (Unaudited)	May 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,031	$2,319
Receivables, less allowances of $315 and $300	9,709	9,116
Spare parts, supplies and fuel, less allowances of $330 and $335	576	553
Prepaid expenses and other	882	1,098
Total current assets	13,198	13,086
PROPERTY AND EQUIPMENT, AT COST	62,715	59,511
Less accumulated depreciation and amortization	30,307	29,082
Net property and equipment	32,408	30,429
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	14,097	—
Goodwill	6,861	6,884
Other assets	3,390	4,004
Total other long-term assets	24,348	10,888
	$69,954	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2019 (Unaudited)	May 31, 2019
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$150	$—
Current portion of long-term debt	16	964
Accrued salaries and employee benefits	1,632	1,741
Accounts payable	3,283	3,030
Operating lease liabilities	1,928	—
Accrued expenses	3,538	3,278
Total current liabilities	10,547	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	18,691	16,617
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,072	2,821
Pension, postretirement healthcare and other benefit obligations	4,156	5,095
Self-insurance accruals	1,921	1,899
Operating lease liabilities	12,432	—
Deferred lease obligations	—	531
Other liabilities	476	670
Total other long-term liabilities	22,057	11,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2019 and May 31, 2019	32	32
Additional paid-in capital	3,287	3,231
Retained earnings	25,431	24,648
Accumulated other comprehensive loss	(866)	(865)
Treasury stock, at cost	(9,225)	(9,289)
Total common stockholders’ investment	18,659	17,757
	$69,954	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
REVENUES	$17,324	$17,824	$34,372	$34,876
OPERATING EXPENSES:
Salaries and employee benefits	6,235	6,260	12,322	12,520
Purchased transportation	4,328	4,346	8,356	8,313
Rentals and landing fees	924	836	1,844	1,659
Depreciation and amortization	901	828	1,780	1,636
Fuel	890	1,052	1,760	2,038
Maintenance and repairs	774	751	1,542	1,486
Asset impairment charges	66	—	66	—
Other	2,652	2,583	5,171	4,985
	16,770	16,656	32,841	32,637
OPERATING INCOME	554	1,168	1,531	2,239
OTHER INCOME (EXPENSE):
Interest, net	(151)	(131)	(288)	(258)
Other retirement plans income	168	158	336	316
Other, net	1	(18)	(11)	(19)
	18	9	37	39
INCOME BEFORE INCOME TAXES	572	1,177	1,568	2,278
PROVISION FOR INCOME TAXES	12	242	263	508
NET INCOME	$560	$935	$1,305	$1,770
EARNINGS PER COMMON SHARE:
Basic	$2.15	$3.56	$5.00	$6.71
Diluted	$2.13	$3.51	$4.97	$6.60
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.65	$1.95	$1.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
NET INCOME	$560	$935	$1,305	$1,770
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $7 and $4 in 2019 and tax benefit of $7 and $31 in 2018	72	(31)	(11)	(193)
Amortization of prior service credit, net of tax benefit of $6 and $12 in 2019 and tax benefit of $7 and $14 in 2018	(20)	(23)	(41)	(46)
	52	(54)	(52)	(239)
COMPREHENSIVE INCOME	$612	$881	$1,253	$1,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30,
	2019	2018
Operating Activities:
Net income	$1,305	$1,770
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,780	1,636
Asset impairment charges	66	—
Provision for uncollectible accounts	208	160
Stock-based compensation	104	108
Deferred income taxes and other noncash items	1,164	236
Changes in assets and liabilities:
Receivables	(684)	(1,343)
Other assets	(162)	(111)
Accounts payable and other liabilities	(1,691)	(227)
Other, net	(16)	(50)
Cash provided by operating activities	2,074	2,179
Investing Activities:
Capital expenditures	(3,266)	(2,634)
Proceeds from asset dispositions and other	4	53
Cash used in investing activities	(3,262)	(2,581)
Financing Activities:
Proceeds from short-term borrowings, net	150	248
Principal payments on debt	(1,021)	(785)
Proceeds from debt issuances	2,093	1,233
Proceeds from stock issuances	26	45
Dividends paid	(339)	(173)
Purchase of treasury stock	(3)	(1,271)
Other, net	(5)	1
Cash provided by (used in) financing activities	901	(702)
Effect of exchange rate changes on cash	(1)	(38)
Net decrease in cash and cash equivalents	(288)	(1,142)
Cash and cash equivalents at beginning of period	2,319	3,265
Cash and cash equivalents at end of period	$2,031	$2,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2019	2018	2019	2018
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in-Capital
Beginning Balance	3,257	3,154	3,231	3,117
Employee incentive plans and other	30	31	56	68
Ending Balance	3,287	3,185	3,287	3,185
Retained Earnings
Beginning Balance	25,048	25,315	24,648	24,823
Net Income	560	935	1,305	1,770
Cash dividends declared ($0.65, $0.65, $1.95, and $1.95 per share)	(170)	(170)	(509)	(514)
Employee incentive plans and other	(7)	—	(9)	1
Adoption of new accounting standards on June 1, 2019(1)	—	—	(4)	—
Ending Balance	25,431	26,080	25,431	26,080
Accumulated Other Comprehensive Income
Beginning Balance	(918)	(763)	(865)	(578)
Other comprehensive income, net of tax (expense)/benefit of ($1), $14, $8, and $45	52	(54)	(52)	(239)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	51	—
Ending Balance	(866)	(817)	(866)	(817)
Treasury Stock
Beginning Balance	(9,253)	(8,565)	(9,289)	(7,978)
Purchase of treasury stock (0.0, 2.8, 0.02, and 5.4 million shares)	—	(646)	(3)	(1,271)
Employee incentive plans and other (0.2, 0.2, 0.5, and 0.5 million shares)	28	25	67	63
Ending Balance	(9,225)	(9,186)	(9,225)	(9,186)
Total Common Stockholders' Investment Balance	$18,659	$19,294	$18,659	$19,294
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2019, and the results of our operations for the three- and six-month periods ended November 30, 2019 and 2018, cash flows for the six-month periods ended November 30, 2019 and 2018, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2019 and 2018. Operating results for the three- and six-month periods ended November 30, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

Gross contract assets related to in-transit packages totaled $513 million and $533 million at November 30, 2019 and May 31, 2019, respectively. Contract assets net of deferred unearned revenue were $385 million and $364 million at November 30, 2019 and May 31, 2019, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $10 million and $11 million at November 30, 2019 and May 31, 2019, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of Revenue

The following table provides revenue by service type (dollars in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,864	$1,948	$3,730	$3,834
U.S. overnight envelope	457	444	936	912
U.S. deferred	980	1,060	1,936	2,012
Total U.S. domestic package revenue	3,301	3,452	6,602	6,758
International priority	1,817	1,896	3,634	3,770
International economy	873	885	1,728	1,735
Total international export package revenue	2,690	2,781	5,362	5,505
International domestic(1)	1,165	1,203	2,241	2,334
Total package revenue	7,156	7,436	14,205	14,597
Freight:
U.S.	698	792	1,393	1,522
International priority	473	564	937	1,097
International economy	541	554	1,057	1,073
International airfreight	70	83	136	168
Total freight revenue	1,782	1,993	3,523	3,860
Other	146	175	301	369
Total FedEx Express segment	9,084	9,604	18,029	18,826
FedEx Ground segment	5,315	5,142	10,494	9,941
FedEx Freight segment	1,844	1,918	3,749	3,877
FedEx Services segment	5	4	9	13
Other and eliminations(2)	1,076	1,156	2,091	2,219
	$17,324	$17,824	$34,372	$34,876
(1)	International domestic revenues relate to our international intra-country operations.
(2)	Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments.

LEASES. We lease certain facilities, aircraft, equipment and vehicles under operating and finance leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings. We leased 5% of our total aircraft fleet as of November 30, 2019 and 6% as of May 31, 2019.

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

See Note 8 for additional information.

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

During the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at Federal Express Corporation (“FedEx Express”) to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter. Seven of these aircraft were temporarily idled.

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

Our stock-based compensation expense was $37 million for the three-month period ended November 30, 2019 and $104 million for the six-month period ended November 30, 2019. Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2018 and $108 million for the six-month period ended November 30, 2018. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in the currency translation adjustment section of other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. Accordingly, additional disclosures about cash flow hedges are excluded from this quarterly report. On August 13, 2019, we designated €294 million of debt and on November 8, 2019, we designated an additional €98 million of debt, for a total of €392 million, as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of November 30, 2019, the requirements for the application of hedge accounting continue to be met and the hedge remains effective.

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

See “Leases” and Note 8 for additional information.

In February 2018, the FASB issued ASU 2018-02 that permits companies to reclassify the income tax effect of the Tax Cuts and Jobs Act (“TCJA”) on items within Accumulated Other Comprehensive Income (“AOCI”) to retained earnings. We adopted this new standard on June 1, 2019.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We did not repurchase any shares of FedEx common stock during the second quarter of 2020. During the first half of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of November 30, 2019, 5.1 million shares remained under the stock repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On November 15, 2019, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on January 2, 2020 to stockholders of record as of the close of business on December 9, 2019. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

(2) Accumulated Other Comprehensive Loss

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Foreign currency translation loss:
Balance at beginning of period	$(1,036)	$(921)	$(954)	$(759)
Translation adjustments	72	(31)	(11)	(193)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	1	—
Balance at end of period	(964)	(952)	(964)	(952)
Retirement plans adjustments:
Balance at beginning of period	118	158	89	181
Reclassifications from AOCI	(20)	(23)	(41)	(46)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	50	—
Balance at end of period	98	135	98	135
Accumulated other comprehensive (loss) at end of period	$(866)	$(817)	$(866)	$(817)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Amortization of retirement plans prior service credits, before tax	$26	$30	$53	$60	Salaries and employee benefits
Income tax benefit	(6)	(7)	(12)	(14)	Provision for income taxes
AOCI reclassifications, net of tax	$20	$23	$41	$46	Net income

(3) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2024 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2020. The Credit Agreements are available to finance our operations and other cash flow needs. The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.6 to 1.0 at November 30, 2019. We believe this covenant is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

During the second quarter of 2020, we issued commercial paper to provide us with additional short-term liquidity. The maximum amount outstanding during the quarter was $150 million. Our commercial paper program is backed by unused commitments under the revolving credit facility, and borrowings under the program reduce the amount available under the credit facility. As of November 30, 2019, $150 million of commercial paper and $53 million in letters of credit were outstanding, leaving $3.297 billion available under the Credit Agreements for future borrowings.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $18.6 billion at November 30, 2019 and $17.5 billion at May 31, 2019, compared with estimated fair values of $19.6 billion at November 30, 2019 and $17.8 billion at May 31, 2019. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2019. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Basic earnings per common share:
Net earnings allocable to common shares(1)	$559	$933	$1,303	$1,768
Weighted-average common shares	261	262	261	263
Basic earnings per common share	$2.15	$3.56	$5.00	$6.71
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$559	$933	$1,303	$1,768
Weighted-average common shares	261	262	261	263
Dilutive effect of share-based awards	1	4	1	5
Weighted-average diluted shares	262	266	262	268
Diluted earnings per common share	$2.13	$3.51	$4.97	$6.60
Anti-dilutive options excluded from diluted earnings per common share	11.2	4.0	11.0	3.8

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(5) Income Taxes

Our effective tax rate was 2.1% for the second quarter and 16.8% for the first half of 2020, compared with 20.6% for the second quarter and 22.3% for the first half of 2019. The 2020 tax rates were favorably impacted by $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rates were negatively impacted by decreased earnings in certain non-U.S. jurisdictions. The 2019 tax rates were favorably impacted by the TCJA, which resulted in an approximate $60 million tax benefit from accelerated deductions claimed on our 2018 tax return filed in 2019.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Defined benefit pension plans, net	$37	$29	$74	$57
Defined contribution plans	136	133	278	277
Postretirement healthcare plans	21	18	43	37
	$194	$180	$395	$371

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Service cost	$192	$172	$24	$25	$10	$8
Other retirement plans (income) expense:
Interest cost	250	238	11	12	11	10
Expected return on plan assets	(401)	(376)	(13)	(12)	—	—
Amortization of prior service credit and other	(25)	(30)	(1)	—	—	—
	(176)	(168)	(3)	—	11	10
	$16	$4	$21	$25	$21	$18

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2019	2018	2019	2018	2019	2018
Service cost	$384	$344	$48	$49	$21	$17
Other retirement plans (income) expense:
Interest cost	500	476	22	25	22	20
Expected return on plan assets	(801)	(753)	(26)	(24)	—	—
Amortization of prior service credit and other	(52)	(59)	(1)	(1)	—	—
	(353)	(336)	(5)	—	22	20
	$31	$8	$43	$49	$43	$37

We made voluntary contributions to our U.S. Pension Plans of $1.0 billion during the first half of 2020 and $500 million during the first half of 2019.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the second quarter of 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all 401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies. During 2020, current eligible employees under the Portable Pension Account (PPA) pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its match of up to 3.5%, or to cease receiving compensation credits under the pension plan and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2021. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The following table provides a reconciliation of reportable segment revenues and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Revenues:
FedEx Express segment	$9,084	$9,604	$18,029	$18,826
FedEx Ground segment	5,315	5,142	10,494	9,941
FedEx Freight segment	1,844	1,918	3,749	3,877
FedEx Services segment	5	4	9	13
Other and eliminations	1,076	1,156	2,091	2,219
	$17,324	$17,824	$34,372	$34,876
Operating income (loss):
FedEx Express segment	$236	$630	$521	$1,018
FedEx Ground segment	342	590	986	1,266
FedEx Freight segment	141	148	335	324
Corporate, other and eliminations	(165)	(200)	(311)	(369)
	$554	$1,168	$1,531	$2,239

(8) Leases

The following table is a summary of the components of net lease cost for the periods ended November 30 (in millions):

	Three Months Ended	Six Months Ended
	2019	2019
Operating lease cost (1)	$676	$1,350
Finance lease cost:
Amortization of right-of-use assets	3	6
Interest on lease liabilities	1	2
Total finance lease cost	4	8
Short-term lease cost	46	81
Variable lease cost(1)	282	549
Net lease cost	$1,008	$1,988

(1)   Expenses are primarily accounted for in the “Rentals and landing fees” line item. Additional amounts related to embedded leases are accounted for in the “Purchased transportation,” “Fuel” and “Other” line items in the unaudited condensed consolidated statements of income.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental cash flow information related to leases for the six months ended November 30 is as follows (in millions):

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,247
Operating cash flows paid for interest portion of finance leases	2
Financing cash flows paid for principal portion of finance leases	64
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,049
Right-of-use assets obtained in exchange for new finance lease liabilities	$93

Supplemental balance sheet information related to leases as of November 30 is as follows (in millions, except lease term and discount rate):

2019
Operating leases:
Operating lease right-of-use assets, net	$14,097

Current portion of operating lease liabilities	1,928
Operating lease liabilities	12,432
Total operating lease liabilities	$14,360

Finance leases:
Net property and equipment	$99

Current portion of long-term debt	16
Long-term debt, less current portion	92
Total finance lease liabilities	$108

Weighted-average remaining lease term
Operating leases	10.0
Finance leases	11.6

Weighted-average discount rate
Operating leases	3.24%
Finance leases	3.99%

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at November 30, 2019 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2020 (remainder)	$236	$1,013	$1,249	$13	$1,262
2021	253	2,102	2,355	14	2,369
2022	234	1,871	2,105	14	2,119
2023	198	1,668	1,866	13	1,879
2024	102	1,457	1,559	11	1,570
Thereafter	314	7,527	7,841	78	7,919
Total lease payments	1,337	15,638	16,975	143	17,118
Less imputed interest	(107)	(2,508)	(2,615)	(35)	(2,650)
Present value of lease liability	$1,230	$13,130	$14,360	$108	$14,468

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of November 30, 2019, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.6 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022.

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

(9) Commitments

As of November 30, 2019, our purchase commitments under various contracts for the remainder of 2020 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2020 (remainder)	$556	$511	$1,067
2021	2,592	749	3,341
2022	2,596	529	3,125
2023	1,789	377	2,166
2024	701	228	929
Thereafter	3,408	586	3,994
Total	$11,642	$2,980	$14,622

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2019, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and four Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2020, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of November 30, 2019, we had $735 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2019 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2020 (remainder)	-	-	10	-	10
2021	12	5	18	2	37
2022	12	6	18	3	39
2023	12	6	6	4	28
2024	14	6	-	4	24
Thereafter	-	7	-	2	9
Total	50	30	52	15	147

(10) Contingencies

Service Provider Lawsuits. FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain wage payments from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses.

Federal Securities Litigation and Derivative Lawsuits. On June 26, 2019 and July 2, 2019, FedEx and certain present and former officers were named as defendants in two putative class action securities lawsuits filed in the U.S. District Court for the Southern District of New York. The complaints, which have been consolidated, allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to alleged misstatements or omissions in FedEx’s public filings with the SEC and other public statements during the period from September 19, 2017 to December 18, 2018. We are not currently able to estimate the probability of loss or the amount or range of potential loss, if any, at this stage of the litigation.

On September 17, 2019 and November 6, 2019, FedEx, its Board of Directors and certain present and former directors and officers were named as defendants in two stockholder derivative lawsuits filed in the U.S. District Court for the District of Delaware. The complaints repeat the allegations in the federal securities litigation complaints discussed above, and assert new claims against the FedEx Board of Directors and certain present and former directors and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, insider selling and violations of the federal proxy rules. We are not currently able to estimate the probability of loss or the amount or range of potential loss, if any, at this stage of the litigation.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

On July 26, 2019, FedEx Freight received a pre-litigation offer from the San Bernardino District Attorney’s Office in California to settle a civil action that the District Attorney intended to file against FedEx Freight for alleged violations of the state’s environmental and hazardous waste regulations. Specifically, the District Attorney alleged that between 2015 and 2018, FedEx Freight illegally transported and stored hazardous waste, failed to report releases of hazardous materials or substances, and unlawfully released oil into a storm drain. In September 2019, we reached an agreement to settle this matter for an immaterial amount. In October 2019, the settlement agreement was approved by the court.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2019	2018
Cash payments for:
Interest (net of capitalized interest)	$279	$308
Income taxes	$162	$220
Income tax refunds received	(23)	(6)
Cash tax payments, net	$139	$214

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

November 30, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$394	$236	$1,410	$(9)	$2,031
Receivables, less allowances	348	5,698	3,762	(99)	9,709
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	128	932	398	—	1,458
Total current assets	870	6,866	5,570	(108)	13,198
PROPERTY AND EQUIPMENT, AT COST	27	58,286	4,402	—	62,715
Less accumulated depreciation and amortization	17	28,139	2,151	—	30,307
Net property and equipment	10	30,147	2,251	—	32,408
INTERCOMPANY RECEIVABLE	3,181	—	—	(3,181)	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	39	11,844	2,214	—	14,097
GOODWILL	—	1,587	5,274	—	6,861
INVESTMENT IN SUBSIDIARIES	35,086	4,982	—	(40,068)	—
OTHER ASSETS	953	1,141	1,820	(524)	3,390
	$40,139	$56,567	$17,129	$(43,881)	$69,954
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$150	$—	$—	$—	$150
Current portion of long-term debt	—	5	11	—	16
Accrued salaries and employee benefits	87	1,058	487	—	1,632
Accounts payable	192	1,505	1,692	(106)	3,283
Operating lease liabilities	4	1,476	448	—	1,928
Accrued expenses	509	2,023	1,008	(2)	3,538
Total current liabilities	942	6,067	3,646	(108)	10,547
LONG-TERM DEBT, LESS CURRENT PORTION	18,362	286	43	—	18,691
INTERCOMPANY PAYABLE	—	58	3,123	(3,181)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,013	583	(524)	3,072
Operating lease liabilities	37	10,577	1,818	—	12,432
Other liabilities	2,139	3,439	975	—	6,553
Total other long-term liabilities	2,176	17,029	3,376	(524)	22,057
COMMON STOCKHOLDERS’ INVESTMENT	18,659	33,127	6,941	(40,068)	18,659
	$40,139	$56,567	$17,129	$(43,881)	$69,954

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$826	$158	$1,381	$(46)	$2,319
Receivables, less allowances	56	5,603	3,684	(227)	9,116
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	366	953	332	—	1,651
Total current assets	1,248	6,714	5,397	(273)	13,086
PROPERTY AND EQUIPMENT, AT COST	25	55,341	4,145	—	59,511
Less accumulated depreciation and amortization	17	27,066	1,999	—	29,082
Net property and equipment	8	28,275	2,146	—	30,429
INTERCOMPANY RECEIVABLE	2,877	(405)	—	(2,472)	—
GOODWILL	—	1,589	5,295	—	6,884
INVESTMENT IN SUBSIDIARIES	33,725	5,449	—	(39,174)	—
OTHER ASSETS	995	1,811	1,789	(591)	4,004
	$38,853	$43,433	$14,627	$(42,510)	$54,403
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$959	$2	$3	$—	$964
Accrued salaries and employee benefits	143	1,100	498	—	1,741
Accounts payable	16	1,469	1,808	(263)	3,030
Accrued expenses	521	1,853	914	(10)	3,278
Total current liabilities	1,639	4,424	3,223	(273)	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	16,322	287	8	—	16,617
INTERCOMPANY PAYABLE	—	—	2,472	(2,472)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,832	580	(591)	2,821
Other liabilities	3,135	3,965	1,095	—	8,195
Total other long-term liabilities	3,135	6,797	1,675	(591)	11,016
COMMON STOCKHOLDERS’ INVESTMENT	17,757	31,925	7,249	(39,174)	17,757
	$38,853	$43,433	$14,627	$(42,510)	$54,403

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,307	$5,110	$(93)	$17,324
OPERATING EXPENSES:
Salaries and employee benefits	22	4,823	1,390	—	6,235
Purchased transportation	—	2,865	1,505	(42)	4,328
Rentals and landing fees	2	715	209	(2)	924
Depreciation and amortization	—	785	116	—	901
Fuel	—	846	44	—	890
Maintenance and repairs	—	685	89	—	774
Asset impairment charges	—	66	—	—	66
Intercompany charges, net	(77)	(622)	699	—	—
Other	53	1,752	896	(49)	2,652
	—	11,915	4,948	(93)	16,770
OPERATING INCOME	—	392	162	—	554
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	560	26	—	(586)	—
Interest, net	(164)	8	5	—	(151)
Other retirement plans income	—	163	5	—	168
Intercompany charges, net	161	(117)	(44)	—	—
Other, net	3	12	(14)	—	1
INCOME (LOSS) BEFORE INCOME TAXES	560	484	114	(586)	572
Provision for income taxes (benefit)	—	81	(69)	—	12
NET INCOME (LOSS)	$560	$403	$183	$(586)	$560
COMPREHENSIVE INCOME (LOSS)	$540	$380	$278	$(586)	$612

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$12,874	$5,050	$(100)	$17,824
OPERATING EXPENSES:
Salaries and employee benefits	34	4,797	1,429	—	6,260
Purchased transportation	—	2,650	1,731	(35)	4,346
Rentals and landing fees	1	640	196	(1)	836
Depreciation and amortization	—	709	119	—	828
Fuel	—	968	84	—	1,052
Maintenance and repairs	—	655	96	—	751
Intercompany charges, net	(152)	(149)	301	—	—
Other	117	1,675	863	(72)	2,583
	—	11,945	4,819	(108)	16,656
OPERATING INCOME	—	929	231	8	1,168
OTHER (EXPENSE) INCOME:
Equity in earnings of subsidiaries	935	48	—	(983)	—
Interest, net	(169)	50	(12)	—	(131)
Other retirement plans income	—	155	3	—	158
Intercompany charges, net	162	(124)	(38)	—	—
Other, net	7	(9)	(7)	(9)	(18)
INCOME (LOSS) BEFORE INCOME TAXES	935	1,049	177	(984)	1,177
Provision for income taxes	—	217	25	—	242
NET INCOME (LOSS)	$935	$832	$152	$(984)	$935
COMPREHENSIVE INCOME (LOSS)	$912	$819	$133	$(983)	$881

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$24,549	$10,002	$(179)	$34,372
OPERATING EXPENSES:
Salaries and employee benefits	42	9,507	2,773	—	12,322
Purchased transportation	—	5,408	3,025	(77)	8,356
Rentals and landing fees	4	1,426	417	(3)	1,844
Depreciation and amortization	—	1,547	233	—	1,780
Fuel	—	1,658	102	—	1,760
Maintenance and repairs	1	1,368	173	—	1,542
Asset impairment charges	—	66	—	—	66
Intercompany charges, net	(156)	(1,103)	1,259	—	—
Other	109	3,419	1,742	(99)	5,171
	—	23,296	9,724	(179)	32,841
OPERATING INCOME	—	1,253	278	—	1,531
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,305	43	—	(1,348)	—
Interest, net	(315)	20	7	—	(288)
Other retirement plans income	—	325	11	—	336
Intercompany charges, net	325	(237)	(88)	—	—
Other, net	(10)	28	(29)	—	(11)
INCOME (LOSS) BEFORE INCOME TAXES	1,305	1,432	179	(1,348)	1,568
Provision for income taxes (benefit)	—	306	(43)	—	263
NET INCOME (LOSS)	$1,305	$1,126	$222	$(1,348)	$1,305
COMPREHENSIVE INCOME (LOSS)	$1,270	$1,085	$246	$(1,348)	$1,253

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Six Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$25,241	$9,837	$(202)	$34,876
OPERATING EXPENSES:
Salaries and employee benefits	82	9,580	2,858	—	12,520
Purchased transportation	—	5,032	3,364	(83)	8,313
Rentals and landing fees	3	1,271	388	(3)	1,659
Depreciation and amortization	—	1,402	234	—	1,636
Fuel	—	1,871	167	—	2,038
Maintenance and repairs	1	1,301	184	—	1,486
Intercompany charges, net	(264)	(375)	639	—	—
Other	178	3,221	1,711	(125)	4,985
	—	23,303	9,545	(211)	32,637
OPERATING INCOME	—	1,938	292	9	2,239
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,770	128	—	(1,898)	—
Interest, net	(330)	97	(25)	—	(258)
Other retirement plans income	—	311	5	—	316
Intercompany charges, net	304	(246)	(58)	—	—
Other, net	26	(51)	16	(10)	(19)
INCOME (LOSS) BEFORE INCOME TAXES	1,770	2,177	230	(1,899)	2,278
Provision for income taxes	—	432	76	—	508
NET INCOME (LOSS)	$1,770	$1,745	$154	$(1,899)	$1,770
COMPREHENSIVE INCOME (LOSS)	$1,730	$1,833	$(133)	$(1,899)	$1,531

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,759)	$3,595	$201	$37	$2,074
INVESTING ACTIVITIES
Capital expenditures	(2)	(3,007)	(257)	—	(3,266)
Proceeds from asset dispositions and other	(12)	9	7		4
CASH USED IN INVESTING ACTIVITIES	(14)	(2,998)	(250)	—	(3,262)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	150	—	—	—	150
Net transfers from (to) Parent	700	(853)	153	—	—
Payment on loan between subsidiaries	(326)	—	326	—	—
Intercompany dividends	—	398	(398)	—	—
Proceeds from debt issuances	2,093	—	—	—	2,093
Principal payments on debt	(956)	(62)	(3)	—	(1,021)
Proceeds from stock issuances	26	—	—	—	26
Dividends paid	(339)	—	—	—	(339)
Purchase of treasury stock	(3)	—	—	—	(3)
Other, net	(4)	—	(1)	—	(5)
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	1,341	(517)	77	—	901
Effect of exchange rate changes on cash	—	(2)	1	—	(1)
Net (decrease) increase in cash and cash equivalents	(432)	78	29	37	(288)
Cash and cash equivalents at beginning of period	826	158	1,381	(46)	2,319
Cash and cash equivalents at end of period	$394	$236	$1,410	$(9)	$2,031

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Six Months Ended November 30, 2018

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$262	$1,631	$333	$(47)	$2,179
INVESTING ACTIVITIES
Capital expenditures	(2)	(2,337)	(295)	—	(2,634)
Proceeds from asset dispositions and other	(45)	83	15	—	53
CASH USED IN INVESTING ACTIVITIES	(47)	(2,254)	(280)	—	(2,581)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	248	—	—	—	248
Net transfers from (to) Parent	(344)	350	(6)	—	—
Intercompany dividends	—	113	(113)	—	—
Proceeds from debt issuances	1,233	—	—	—	1,233
Principal payments on debt	(750)	(29)	(6)	—	(785)
Proceeds from stock issuances	45	—	—	—	45
Dividends paid	(173)	—	—	—	(173)
Purchase of treasury stock	(1,271)	—	—	—	(1,271)
Other, net	—	128	(127)	—	1
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,012)	562	(252)	—	(702)
Effect of exchange rate changes on cash	—	(9)	(29)	—	(38)
Net decrease in cash and cash equivalents	(797)	(70)	(228)	(47)	(1,142)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$688	$187	$1,310	$(62)	$2,123

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2019, the related condensed consolidated statements of income, comprehensive income and changes in common stockholders’ investment for the three-month and six-month periods ended November 30, 2019 and 2018, the related condensed consolidated statements of cash flows for the six-month periods ended November 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 17, 2019

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenues and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenues and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), insurance, professional fees and uniforms.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$17,324	$17,824	(3)		$34,372	$34,876	(1)
Operating income (loss):
FedEx Express segment	236	630	(63)		521	1,018	(49)
FedEx Ground segment	342	590	(42)		986	1,266	(22)
FedEx Freight segment	141	148	(5)		335	324	3
Corporate, other and eliminations	(165)	(200)	18		(311)	(369)	16
Consolidated operating income	554	1,168	(53)		1,531	2,239	(32)
Operating margin:
FedEx Express segment	2.6%	6.6%	(400)	bp	2.9%	5.4%	(250)	bp
FedEx Ground segment	6.4%	11.5%	(510)	bp	9.4%	12.7%	(330)	bp
FedEx Freight segment	7.6%	7.7%	(10)	bp	8.9%	8.4%	50	bp
Consolidated operating margin	3.2%	6.6%	(340)	bp	4.5%	6.4%	(190)	bp
Consolidated net income	$560	$935	(40)		$1,305	$1,770	(26)
Diluted earnings per share	$2.13	$3.51	(39)		$4.97	$6.60	(25)

	Change in Revenue		Change in Operating Income (Loss)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$(520)	$(797)	$(394)	$(497)
FedEx Ground segment	173	553	(248)	(280)
FedEx Freight segment	(74)	(128)	(7)	11
FedEx Services segment	1	(4)	—	—
Corporate, other and eliminations	(80)	(128)	35	58
	$(500)	$(504)	$(614)	$(708)

Overview

Consolidated operating income declined during both the second quarter and first half of 2020 primarily due to weaker global economic conditions, increased costs to expand services, the loss of business from a large customer and the later timing of the Thanksgiving holiday, which shifted Cyber Week into December. Continued mix shift to lower-yielding services and an increased competitive pricing environment negatively impacted our results during the second quarter and first half of 2020. During the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express (see “Asset Impairment Charges” below for more information). These factors were partially offset by lower variable incentive compensation expenses and increased yields at FedEx Freight. Lower variable incentive compensation expenses benefited the comparison of our results by approximately $65 million in the second quarter and $365 million in the first half of 2020. Our first half 2020 results were negatively impacted by approximately $100 million due to one fewer operating day.

Consolidated net income for the second quarter and first half of 2020 includes a tax benefit of $133 million ($0.51 per diluted share) from the reduction of a valuation allowance on certain foreign tax loss carryforwards. See the “Income Taxes” section below for more information.

We incurred TNT Express integration expenses totaling $64 million ($50 million, net of tax, or $0.19 per diluted share) in the second quarter and $135 million ($105 million, net of tax, or $0.40 per diluted share) in the first half of 2020, a $50 million decrease from the second quarter and a $100 million decrease from the first half of 2019. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses, and include any restructuring charges at TNT Express. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

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

Revenue

Revenues decreased 3% in the second quarter and 1% in the first half of 2020 primarily due to the loss of business from a large customer, macroeconomic weakness and lower fuel surcharges at all of our transportation segments, partially offset by residential delivery volume growth at FedEx Ground. In addition, one fewer operating day at all of our transportation segments negatively impacted revenue in the first half of 2020. Revenues at FedEx Express decreased 5% in the second quarter and 4% in the first half of 2020 primarily due to the loss of business from a large customer, macroeconomic weakness and trade uncertainty driving lower freight revenue and unfavorable exchange rates. At FedEx Ground, revenues increased 3% in the second quarter of 2020 due to residential delivery volume growth. Revenues at FedEx Ground increased 6% in the first half of 2020 due to residential delivery volume growth and increased yields. Additionally, the timing of peak-related revenue shifting to the third quarter this year, as well as the loss of business from a large customer, negatively impacted revenue comparisons during the second quarter and first half of 2020. FedEx Freight revenues decreased 4% in the second quarter and 3% in the first half of 2020 due to decreased average daily shipments, partially offset by higher revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2019	2018	Change	2019	2018	Change
Operating expenses:
Salaries and employee benefits	$6,235	$6,260	—	$12,322	$12,520	(2)
Purchased transportation	4,328	4,346	—	8,356	8,313	1
Rentals and landing fees	924	836	11	1,844	1,659	11
Depreciation and amortization	901	828	9	1,780	1,636	9
Fuel	890	1,052	(15)	1,760	2,038	(14)
Maintenance and repairs	774	751	3	1,542	1,486	4
Asset impairment charges	66	—	NM	66	—	NM
Other	2,652	2,583	3	5,171	4,985	4
Total operating expenses	16,770	16,656	1	32,841	32,637	1
Operating income	$554	$1,168	(53)	$1,531	$2,239	(32)

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	36.0%	35.1%	35.8%	35.9%
Purchased transportation	25.0	24.4	24.3	23.8
Rentals and landing fees	5.3	4.7	5.4	4.8
Depreciation and amortization	5.2	4.6	5.2	4.7
Fuel	5.1	5.9	5.1	5.8
Maintenance and repairs	4.5	4.2	4.5	4.3
Asset impairment charges	0.4	—	0.2	—
Other	15.3	14.5	15.0	14.3
Total operating expenses	96.8	93.4	95.5	93.6
Operating margin	3.2%	6.6%	4.5%	6.4%

Our results declined in the second quarter and first half of 2020 primarily due to weaker global economic conditions, increased costs to expand services, the loss of business from a large customer and the later timing of the Thanksgiving holiday, which shifted Cyber Week into December. In addition, continued mix shift to lower-yielding services and an increased competitive pricing environment negatively impacted our results during the second quarter and first half of 2020. Our results were also negatively impacted by one fewer operating day at all of our transportation segments in the first half of 2020. These items were partially offset by lower variable incentive compensation expenses and increased yields at FedEx Freight. During the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express (see “Asset Impairment Charges” below for more information).

The adoption of the new lease accounting standard during the second quarter and first half of 2020 resulted in a reclassification from other operating expense to rentals and landing fees expense of $44 million in the second quarter and $91 million in the first half of 2020 and maintenance and repairs expense to rentals and landing fees expense of $10 million in the second quarter and $22 million in the first half of 2020. These amounts were reclassified in order to properly align the lease and rental expenses to the appropriate line items in accordance with the new standard and are excluded from the following year-over-year expense change discussion.

Other operating expense increased 3% in the second quarter and 4% in the first half of 2020 primarily due to higher self-insurance accruals at FedEx Ground and higher outside service contract expense, including technology upgrades and regulatory and clearance cost increases at FedEx Express. Salaries and employee benefits expense decreased 2% in the first half of 2020 primarily due to lower variable incentive compensation expenses, partially offset by merit increases. Depreciation and amortization expense increased 9% in both the second quarter and first half of 2020 primarily due to continued strategic investment programs at all of our transportation segments. Maintenance and repairs expense increased 4% in the first half of 2020 primarily due to higher aircraft maintenance expense at FedEx Express. Rentals and landing fees increased 11% in the first half of 2020 primarily due to facility expansion at all of our transportation segments. Purchased transportation costs increased 1% in the first half of 2020 primarily due to increased contractor settlement rates and higher volumes at FedEx Ground, including expanding to six-day-per-week operations year-round in January 2019. These items were partially offset by favorable exchange rates at FedEx Express, lower utilization of third-party transportation providers at FedEx Freight and FedEx Express and decreased fuel costs at FedEx Ground and FedEx Freight.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 15% in the second quarter and 14% in the first half of 2020 primarily due to decreased fuel prices. However, fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarters of 2020 and 2019 in the accompanying discussion of each of our transportation segments.

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

The net impact of fuel had a slightly negative impact to operating income in the second quarter and first half of 2020 as lower fuel surcharges more than offset decreased fuel prices.

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

Asset Impairment Charges

During the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter. Seven of these aircraft were temporarily idled.

Income Taxes

Our effective tax rate was 2.1% for the second quarter and 16.8% for the first half of 2020, compared with 20.6% for the second quarter and 22.3% for the first half of 2019. The 2020 tax rates were favorably impacted by $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rates were negatively impacted by decreased earnings in certain non-U.S. jurisdictions. The 2019 tax rates were favorably impacted by the Tax Cuts and Jobs Act (“TCJA”), which resulted in an approximate $60 million tax benefit from accelerated deductions claimed on our 2018 tax return filed in 2019.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2016 and 2017 tax years. In addition, during the second quarter of 2020, we reached an agreement in principle with the IRS Office of Appeals for the 2014 and 2015 tax years. As a result, we recorded an immaterial reduction to our liabilities for uncertain tax positions during the quarter. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The impact of any changes is not expected to be material to our consolidated financial statements.

Outlook

We expect continued weak macroeconomic conditions to result in lower revenue growth for the remainder of 2020 at our transportation segments. In addition, a more competitive pricing environment and higher operating costs at FedEx Ground are anticipated to contribute to operating income declines for the remainder of 2020.

We anticipate that continued trade tensions, softness in European and Asia Pacific markets and declines in industrial production will continue to negatively impact our results for the remainder of 2020. Our international operations are much more sensitive to changes in global trade than our U.S. domestic operations because of the higher concentration of business-to-business shipments internationally. The softer economic outlook is expected to create an ongoing revenue shortfall from planned levels, particularly in Europe and Asia Pacific. Furthermore, the cost of maintaining two separate networks in Europe while we execute the TNT Express integration is expected to compound the impact of the revenue shortfall on our near-term results.

In the U.S. domestic package market, incremental costs associated with modernizing our FedEx Express network and permanently expanding our FedEx Ground network operations to seven days per week year-round, combined with volume declines from the loss of a large customer, has created a near-term cost-to-volume disparity. In addition, an increasingly competitive pricing environment is expected to continue pressuring our margins. However, we are confident that our investments in our U.S. domestic package operations will ultimately result in higher revenue that more than offsets the implementation costs associated with these programs.

In response to the current economic conditions, we have made adjustments to our FedEx Express U.S. domestic air network to better match capacity with demand, as discussed in the “Asset Impairment Charges” section above. Throughout the remainder of 2020, we will make further network capacity changes at FedEx Express by reducing international flight hours. If global economic conditions deteriorate further, we may take additional actions to reduce the size of our FedEx Express network.

At FedEx Ground, we are focused on improving revenue quality through rate increases that will go into effect in January and through surcharges on oversized and additional handling shipments. We are also making investments in technology aimed at improving productivity and lowering costs.

For the remainder of 2020, we will continue to execute our TNT Express integration plans and are focused on completing projects across our European hub and station locations that will allow interoperability between the ground networks for both FedEx Express and TNT Express packages. In addition, we continue to focus on integrating the FedEx Express and TNT Express linehaul and pickup-and-delivery operations for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. By the end of 2020, we expect European ground network interoperability to be substantially completed. The next key integration milestones include completing the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and completing a single portfolio of services during 2021. We expect to complete international air network interoperability during the first half of 2022. We expect to begin realizing synergies from the combined FedEx Express/TNT Express network during 2021 once the linehaul and pickup-and-delivery networks are optimized, and expect synergy realization to increase significantly after international air network interoperability is completed.

We expect to incur approximately $200 million of integration expenses in the remainder of 2020 in the form of professional fees, outside service contracts, salaries and wages and other operating expense. We expect the aggregate integration program expenses, including restructuring charges at TNT Express, to be approximately $1.7 billion through 2021, and we may incur additional costs, including investments that will further transform and optimize the combined businesses. The timing and amount of integration expenses and capital investments in any future period may change as we revise and implement our plans.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues:
Package:
U.S. overnight box	$1,864	$1,948	(4)		$3,730	$3,834	(3)
U.S. overnight envelope	457	444	3		936	912	3
U.S. deferred	980	1,060	(8)		1,936	2,012	(4)
Total U.S. domestic package revenue	3,301	3,452	(4)		6,602	6,758	(2)
International priority	1,817	1,896	(4)		3,634	3,770	(4)
International economy	873	885	(1)		1,728	1,735	—
Total international export package revenue	2,690	2,781	(3)		5,362	5,505	(3)
International domestic(1)	1,165	1,203	(3)		2,241	2,334	(4)
Total package revenue	7,156	7,436	(4)		14,205	14,597	(3)
Freight:
U.S.	698	792	(12)		1,393	1,522	(8)
International priority	473	564	(16)		937	1,097	(15)
International economy	541	554	(2)		1,057	1,073	(1)
International airfreight	70	83	(16)		136	168	(19)
Total freight revenue	1,782	1,993	(11)		3,523	3,860	(9)
Other	146	175	(17)		301	369	(18)
Total revenues	9,084	9,604	(5)		18,029	18,826	(4)
Operating expenses:
Salaries and employee benefits	3,405	3,441	(1)		6,777	6,914	(2)
Purchased transportation	1,267	1,354	(6)		2,499	2,661	(6)
Rentals and landing fees	505	474	7		1,018	944	8
Depreciation and amortization	469	449	4		931	885	5
Fuel	754	899	(16)		1,497	1,744	(14)
Maintenance and repairs	514	514	—		1,031	1,016	1
Asset impairment charges	66	—	NM		66	—	NM
Intercompany charges	500	517	(3)		969	1,035	(6)
Other	1,368	1,326	3		2,720	2,609	4
Total operating expenses	8,848	8,974	(1)		17,508	17,808	(2)
Operating income	$236	$630	(63)		$521	$1,018	(49)
Operating margin	2.6%	6.6%	(400)	bp	2.9%	5.4%	(250)	bp
(1)	International domestic revenues relate to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	37.5%	35.8%	37.6%	36.7%
Purchased transportation	13.9	14.1	13.9	14.1
Rentals and landing fees	5.6	4.9	5.6	5.0
Depreciation and amortization	5.2	4.7	5.1	4.7
Fuel	8.3	9.4	8.3	9.3
Maintenance and repairs	5.6	5.3	5.7	5.4
Asset impairment charges	0.7	—	0.4	—
Intercompany charges	5.5	5.4	5.4	5.5
Other	15.1	13.8	15.1	13.9
Total operating expenses	97.4	93.4	97.1	94.6
Operating margin	2.6%	6.6%	2.9%	5.4%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2019	2018	Change	2019	2018	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,244	1,308	(5)	1,231	1,269	(3)
U.S. overnight envelope	547	532	3	554	541	2
U.S. deferred	1,012	1,082	(6)	994	998	—
Total U.S. domestic ADV	2,803	2,922	(4)	2,779	2,808	(1)
International priority	565	555	2	548	540	1
International economy	315	302	4	304	289	5
Total international export ADV	880	857	3	852	829	3
International domestic(1)	2,669	2,670	—	2,509	2,530	(1)
Total ADV	6,352	6,449	(2)	6,140	6,167	—
Revenue per package (yield):
U.S. overnight box	$23.78	$23.63	1	$23.86	$23.60	1
U.S. overnight envelope	13.26	13.24	—	13.29	13.16	1
U.S. deferred	15.39	15.54	(1)	15.34	15.75	(3)
U.S. domestic composite	18.70	18.75	—	18.71	18.80	—
International priority	51.03	54.25	(6)	52.25	54.52	(4)
International economy	43.94	46.45	(5)	44.71	46.92	(5)
International export composite	48.49	51.50	(6)	49.55	51.87	(4)
International domestic(1)	6.92	7.15	(3)	7.03	7.21	(2)
Composite package yield	$17.88	$18.30	(2)	$18.21	$18.49	(2)
Freight Statistics
Average daily freight pounds:
U.S.	8,364	8,917	(6)	8,188	8,608	(5)
International priority	5,230	5,684	(8)	5,010	5,469	(8)
International economy	15,241	15,373	(1)	14,473	14,401	—
International airfreight	1,726	1,759	(2)	1,640	1,738	(6)
Total average daily freight pounds	30,561	31,733	(4)	29,311	30,216	(3)
Revenue per pound (yield):
U.S.	$1.32	$1.41	(6)	$1.34	$1.38	(3)
International priority	1.43	1.57	(9)	1.47	1.57	(6)
International economy	0.56	0.57	(2)	0.57	0.58	(2)
International airfreight	0.65	0.75	(13)	0.65	0.75	(13)
Composite freight yield	$0.93	$1.00	(7)	$0.95	$1.00	(5)

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenues

FedEx Express segment revenues decreased 5% in the second quarter and 4% in the first half of 2020 primarily due to the loss of business from a large customer, macroeconomic weakness and trade uncertainty resulting in lower freight revenue, lower fuel surcharges and unfavorable exchange rates. In addition, one fewer operating day contributed to the decline in the first half of 2020.

Freight yields decreased 7% in the second quarter and 5% in the first half of 2020 primarily due to base yield declines, lower fuel surcharges and unfavorable exchange rates. Average daily freight pounds decreased 4% in the second quarter and 3% in the first half of 2020 primarily due to lower volume in freight services as a result of macroeconomic weakness and trade uncertainty. U.S. domestic package yields remained flat in both the second quarter and first half of 2020 as base rate improvement was offset by lower package weights and lower fuel surcharges. U.S. domestic package average daily volumes decreased 4% in the second quarter and 1% in the first half of 2020 driven by the loss of business from a large customer, partially offset by growth in overnight and deferred volume from other customers. International export package yields decreased 6% in the second quarter and 4% in the first half of 2020 driven by base yield declines, lower fuel surcharges and unfavorable exchange rates. International export package average daily volumes increased 3% in both the second quarter and first half of 2020 led by volume growth in Europe. However, international package volume growth has slowed across most regions as a result of macroeconomic weakness and trade uncertainty. International domestic package yields decreased 3% in the second quarter and 2% in the first half of 2020 as base yield improvement was more than offset by unfavorable exchange rates. International domestic package average daily volumes remained flat in the second quarter and decreased 1% in the first half of 2020 primarily due to targeted yield management actions.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.21%	7.90%	7.21%	7.02%
High	8.45	10.80	8.45	10.80
Weighted-average	7.53	8.60	7.54	7.87
International Export and Freight Fuel Surcharge:
Low	6.74	8.32	6.74	8.12
High	18.56	17.81	18.56	18.09
Weighted-average	15.64	14.87	15.59	14.74
International Domestic Fuel Surcharge:
Low	3.20	2.57	3.20	2.25
High	19.40	19.40	19.47	19.40
Weighted-average	7.29	6.07	7.39	5.88

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

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 63% in the second quarter and 49% in the first half of 2020 primarily due to weaker global economic conditions and the loss of business from a large customer. In addition, continued mix shift to lower-yielding services and an increased competitive pricing environment negatively impacted our results during the second quarter and first half of 2020. Operating income and operating margin were negatively impacted by one fewer operating day in the first half of 2020. During the second quarter of 2020, we recorded asset impairment charges of $66 million associated with the decision to permanently retire certain aircraft and related engines (see “Asset Impairment Charges” above for more information). Lower variable incentive compensation expenses benefited operating income comparisons by approximately $35 million in the second quarter and $200 million in the first half of 2020.

FedEx Express segment results included $49 million of TNT Express integration expenses in the second quarter and $106 million of such expenses in the first half of 2020, a $50 million decrease from the second quarter and a $95 million decrease from the first half of 2019.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense decreased 6% in both the second quarter and first half of 2020 primarily due to favorable exchange rates and lower international freight volumes, resulting in lower utilization of third-party transportation providers. Other operating expense increased 3% in the second quarter and 4% in the first half of 2020 primarily due to higher outside service contract expense, including technology upgrades and regulatory and clearance cost increases. Salaries and employee benefits expense decreased 2% in the first half of 2020 primarily due to lower variable incentive compensation expenses, favorable exchange rates and the inclusion of certain TNT Express restructuring expenses in the first quarter of 2019, partially offset by merit increases.

Fuel expense decreased 16% in the second quarter and 14% in the first half of 2020 due to decreased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the second quarter and first half of 2020 as lower fuel surcharges more than offset decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$5,315	$5,142	3		$10,494	$9,941	6
Operating expenses:
Salaries and employee benefits	971	891	9		1,842	1,696	9
Purchased transportation	2,561	2,342	9		4,864	4,404	10
Rentals	249	200	25		488	391	25
Depreciation and amortization	195	180	8		388	353	10
Fuel	4	4	—		7	7	—
Maintenance and repairs	98	84	17		185	161	15
Intercompany charges	394	390	1		769	778	(1)
Other	501	461	9		965	885	9
Total operating expenses	4,973	4,552	9		9,508	8,675	10
Operating income	$342	$590	(42)		$986	$1,266	(22)
Operating margin	6.4%	11.5%	(510)	bp	9.4%	12.7%	(330)	bp
Average daily package volume	9,556	9,237	3		9,192	8,721	5
Revenue per package (yield)	$8.80	$8.81	—		$8.96	$8.88	1

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	18.3%	17.3%	17.6%	17.1%
Purchased transportation	48.2	45.5	46.3	44.3
Rentals	4.7	3.9	4.6	3.9
Depreciation and amortization	3.7	3.5	3.7	3.6
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.8	1.6	1.8	1.6
Intercompany charges	7.4	7.6	7.3	7.8
Other	9.4	9.0	9.2	8.9
Total operating expenses	93.6	88.5	90.6	87.3
Operating margin	6.4%	11.5%	9.4%	12.7%

FedEx Ground Segment Revenues

FedEx Ground segment revenues increased 3% in the second quarter of 2020 due to residential delivery volume growth. Revenues increased 6% in the first half of 2020 due to residential delivery volume growth and increased yields, partially offset by one fewer operating day. In addition, the later timing of the Thanksgiving holiday, which shifted Cyber Week into December, as well as the loss of business from a large customer, negatively impacted revenue comparisons during the second quarter and first half of 2020.

Average daily volume increased 3% in the second quarter and 5% in the first half of 2020 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields remained flat in the second quarter of 2020 as higher base yields were offset by lower fuel surcharges. FedEx Ground yields increased 1% in the first half of 2020 primarily due to higher base yields.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Low	6.75%	6.25%	6.75%	6.25%
High	7.00	7.75	7.25	7.75
Weighted-average	6.92	7.40	6.98	6.87

On September 16, 2019, FedEx Ground announced a 4.9% average list price increase effective January 6, 2020. On March 18, 2019, we updated the tables used to determine our fuel surcharges at FedEx Ground. On January 7, 2019, FedEx Ground implemented a 4.9% average list price increase. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Ground.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 42% in the second quarter and 22% in the first half of 2020 due to increased costs to expand services, higher self-insurance accruals and the later timing of the Thanksgiving holiday, which shifted Cyber Week into December. In addition, the loss of business from a large customer, as well as continued mix shift to lower-yielding services and an increased competitive pricing environment, negatively impacted our results during the second quarter and first half of 2020. These items were partially offset by residential delivery volume growth in both the second quarter and first half of 2020, as well as increased base yields in the first half of 2020. Additionally, lower variable incentive compensation expenses benefited operating income comparisons by approximately $10 million in the second quarter and $60 million in the first half of 2020.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense increased 9% in the second quarter and 10% in the first half of 2020 due to increased contractor settlement rates and higher volumes, including expanding to six-day per week operations year-round, partially offset by decreased fuel costs. Other operating expense increased 9% in both the second quarter and first half of 2020 primarily due to higher self-insurance accruals and increased bad debt expense. Salaries and employee benefits expense increased 9% in both the second quarter and first half of 2020 due to additional staffing to support volume growth, including current and anticipated expansion of year-round operations, network expansion and merit increases, partially offset by lower variable incentive compensation expenses.

The net impact of fuel had a slightly negative impact to operating income in the second quarter of 2020 as lower fuel surcharges more than offset decreased fuel prices. The net impact of fuel had a slight benefit to operating income in the first half of 2020 as decreased fuel prices more than offset lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

Service Provider Transition

During the second quarter of 2020, FedEx Ground completed the previously announced transition to the Independent Service Provider agreement throughout its entire U.S. pickup-and-delivery network.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenues, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2019	2018	Change		2019	2018	Change
Revenues	$1,844	$1,918	(4)		$3,749	$3,877	(3)
Operating expenses:
Salaries and employee benefits	900	919	(2)		1,819	1,847	(2)
Purchased transportation	187	250	(25)		374	509	(27)
Rentals	52	42	24		104	84	24
Depreciation and amortization	97	76	28		191	154	24
Fuel	132	150	(12)		255	287	(11)
Maintenance and repairs	68	63	8		133	125	6
Intercompany charges	130	137	(5)		256	275	(7)
Other	137	133	3		282	272	4
Total operating expenses	1,703	1,770	(4)		3,414	3,553	(4)
Operating income	$141	$148	(5)		$335	$324	3
Operating margin	7.6%	7.7%	(10)	bp	8.9%	8.4%	50	bp
Average daily shipments (in thousands):
Priority	77.4	81.7	(5)		78.0	81.4	(4)
Economy	32.6	35.4	(8)		32.7	35.0	(7)
Total average daily shipments	110.0	117.1	(6)		110.7	116.4	(5)
Weight per shipment (lbs):
Priority	1,139	1,203	(5)		1,147	1,211	(5)
Economy	983	1,043	(6)		971	1,026	(5)
Composite weight per shipment	1,092	1,155	(5)		1,095	1,155	(5)
Revenue per shipment:
Priority	$258.90	$249.76	4		$257.14	$248.24	4
Economy	295.29	297.73	(1)		295.53	295.00	—
Composite revenue per shipment	$270.38	$264.27	2		$268.83	$262.29	2
Revenue per hundredweight:
Priority	$22.74	$20.76	10		$22.41	$20.50	9
Economy	30.05	28.55	5		30.43	28.76	6
Composite revenue per hundredweight	$24.75	$22.89	8		$24.54	$22.71	8

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Operating expenses:
Salaries and employee benefits	48.8%	47.9%	48.5%	47.6%
Purchased transportation	10.1	13.0	10.0	13.1
Rentals	2.8	2.2	2.8	2.2
Depreciation and amortization	5.3	4.0	5.1	4.0
Fuel	7.2	7.8	6.8	7.4
Maintenance and repairs	3.7	3.3	3.6	3.2
Intercompany charges	7.1	7.2	6.8	7.1
Other	7.4	6.9	7.5	7.0
Total operating expenses	92.4	92.3	91.1	91.6
Operating margin	7.6%	7.7%	8.9%	8.4%

FedEx Freight Segment Revenues

FedEx Freight segment revenues decreased 4% in the second quarter and 3% in the first half of 2020 due to decreased average daily shipments, partially offset by higher revenue per shipment. In addition, one fewer operating day contributed to the decline in the first half of 2020.

Average daily shipments decreased 6% in the second quarter and 5% in the first half of 2020 due to lower demand for our service offerings as a result of softening economic conditions. Revenue per shipment increased 2% in both the second quarter and first half of 2020 primarily due to higher base rates reflecting our ongoing yield management initiatives, partially offset by lower weight per shipment and lower fuel surcharges.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2019	2018	2019	2018
Low	23.50%	24.90%	23.50%	24.60%
High	24.00	25.60	24.40	25.60
Weighted-average	23.80	25.19	23.80	24.97

On September 16, 2019, FedEx Freight announced a 5.9% average list price increase in certain U.S. and other shipping rates effective January 6, 2020. On January 7, 2019, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 5% in the second quarter of 2020, driven by decreased volumes resulting from softening economic conditions. FedEx Freight continues to focus on yield management, improving profit and aligning its cost structure with current and anticipated business levels, enabling FedEx Freight to significantly offset the impact of lower volumes from softening economic conditions. FedEx Freight segment operating income increased 3% in the first half of 2020 primarily due to higher revenue per shipment, despite moderating volumes. In addition, lower variable incentive compensation expenses benefited operating income comparisons by approximately $5 million in the second quarter and $35 million in the first half of 2020.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense decreased 25% in the second quarter and 27% in the first half of 2020 primarily due to lower utilization of third-party transportation providers. Depreciation and amortization expense increased 28% in the second quarter and 24% in the first half of 2020 due to investments in vehicles and trailers, as well as facility expansion.

Fuel expense decreased 12% in the second quarter and 11% in the first half of 2020 primarily due to decreased fuel prices. The net impact of fuel had a moderately negative impact to operating income in the second quarter and first half of 2020 as lower fuel surcharges more than offset decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $2.0 billion at November 30, 2019, compared to $2.3 billion at May 31, 2019. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2019	2018
Operating activities:
Net income	$1,305	$1,770
Noncash charges and credits	3,322	2,140
Changes in assets and liabilities	(2,553)	(1,731)
Cash provided by operating activities	2,074	2,179
Investing activities:
Capital expenditures	(3,266)	(2,634)
Proceeds from asset dispositions and other	4	53
Cash used in investing activities	(3,262)	(2,581)
Financing activities:
Proceeds from short-term borrowings, net	150	248
Proceeds from debt issuances	2,093	1,233
Principal payments on debt	(1,021)	(785)
Proceeds from stock issuances	26	45
Dividends paid	(339)	(173)
Purchase of treasury stock	(3)	(1,271)
Other, net	(5)	1
Cash provided by (used in) financing activities	901	(702)
Effect of exchange rate changes on cash	(1)	(38)
Net decrease in cash and cash equivalents	$(288)	$(1,142)
Cash and cash equivalents at the end of period	$2,031	$2,123

Cash flows from operating activities decreased $105 million in the first half of 2020 primarily due to higher pension contributions and lower net income, partially offset by lower variable incentive compensation payments. Capital expenditures increased during the first half of 2020 primarily due to higher spending related to facilities and aircraft at FedEx Express, increased spending on vehicles and trailers at our transportation segments and increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight. See “Capital Resources” for a discussion of capital expenditures during 2020 and 2019.

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

During the second quarter of 2020, we issued commercial paper to provide us with additional short-term liquidity. As of November 30, 2019, we had $150 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. We did not repurchase any shares of FedEx common stock during the second quarter of 2020. During the first half of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of November 30, 2019, 5.1 million shares remained under the stock repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2019/2018
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2019	2018	2019	2018	Ended	Ended
Aircraft and related equipment	$587	$604	$1,128	$1,075	(3)	5
Package handling and ground support equipment	267	223	408	417	20	(2)
Vehicles and trailers	399	275	660	435	45	52
Information technology	243	157	465	332	55	40
Facilities and other	352	196	605	375	80	61
Total capital expenditures	$1,848	$1,455	$3,266	$2,634	27	24

FedEx Express segment	$1,061	$932	$2,012	$1,692	14	19
FedEx Ground segment	447	253	543	429	77	27
FedEx Freight segment	131	137	317	227	(4)	40
FedEx Services segment	154	99	305	224	56	36
Other	55	34	89	62	62	44
Total capital expenditures	$1,848	$1,455	$3,266	$2,634	27	24

Capital expenditures increased during the first half of 2020 primarily due to higher spending related to facilities and aircraft at FedEx Express, which included the delivery of seven Boeing 767-300 Freighter (“B767F”) aircraft and five Boeing 777 Freighter aircraft, increased spending on vehicles and trailers at our transportation segments and increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at November 30, 2019 includes $1.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.9 billion in 2020, and include spending for aircraft and hub modernization at FedEx Express, investments that increase our efficiency in handling large packages at FedEx Ground and investments in technology across all transportation segments that will further optimize our networks and enhance our capabilities. We invested $1.1 billion in aircraft and related equipment in the first half of 2020 and expect to invest an additional $0.4 billion for aircraft and related equipment during the remainder of 2020. In addition, we are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. Despite our declining capacity needs, these investments in hubs will provide productivity gains in a competitive labor environment. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures in 2020. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

During the first half of 2020, we made voluntary contributions totaling $1.0 billion to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans for the remainder of 2020. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of November 30, 2019.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Operating activities:
Operating leases	$1,249	$2,355	$2,105	$1,866	$1,559	$7,841	$16,975
Non-capital purchase obligations and other	697	979	777	593	460	3,761	7,267
Interest on long-term debt	338	649	649	620	598	10,183	13,037
Investing activities:
Aircraft and related capital commitments	449	2,337	2,324	1,550	468	228	7,356
Other capital purchase obligations	20	25	24	23	1	5	98
Financing activities:
Debt	—	—	1,205	1,577	750	15,271	18,803
Finance leases	13	14	14	13	11	78	143
Total	$2,766	$6,359	$7,098	$6,242	$3,847	$37,367	$63,679
(1)	Cash obligations for the remainder of 2020.

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

We had $735 million in deposits and progress payments as of November 30, 2019 on aircraft purchases and other planned aircraft-related transactions.

The amounts reflected in the table above for finance leases represent undiscounted future minimum lease payments under noncancelable finance leases with an initial or remaining term in excess of one year at November 30, 2019.

Additional information on amounts included within the operating, investing and financing activities captions in the table above can be found in our Annual Report.

We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2019, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Fuel,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “Retirement Plans,” “Leases,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•	our ability to successfully implement our business strategy and effectively respond to changes in market dynamics;

•	the impact of the United Kingdom’s expected withdrawal from the European Union;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	damage to our reputation or loss of brand equity;

•	the price and availability of jet and vehicle fuel;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenues and market share;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies and actions, which could be unfavorable to our business, including regulatory or other actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo, pilot flight and duty time and other security or safety requirements, export controls, the use of new technology and tax, accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention, labor (such as card-check legislation, joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

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

•	the impact of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;

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

•

any liability resulting from and the costs of defending against class-action and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 10 of the accompanying consolidated financial statements;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2019, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenues than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2020, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2019, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2019 (the end of the period covered by this Quarterly Report on Form 10-Q).

In the first quarter of 2020, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), and began implementing new systems and internal controls in conjunction with the new lease standard. The implementation of such systems and internal controls continued in the second quarter of 2020. In addition, we have begun the process of migrating to an enterprise resource planning cloud-based financial system, and during the second quarter of 2020 began the implementation of new internal controls in conjunction with this migration. During our fiscal quarter ended November 30, 2019, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union (“EU”), China and India, have imposed tariffs on certain goods imported from the United States. These actions contributed to weakness in the global economy that adversely affected our results of operations during fiscal 2019 and the first half of fiscal 2020, and we expect such weakness to continue to be present during the remainder of fiscal 2020. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

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

The United Kingdom’s expected withdrawal from the EU could adversely impact our business, results of operations and financial condition. Following recent European Parliament elections and the general election in the United Kingdom, it is expected that the United Kingdom and EU will enter into a withdrawal agreement pursuant to which the United Kingdom will leave the EU (“Brexit”) on January 31, 2020, but maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members, and remain subject to EU law, for a transition period ending on December 31, 2020. The suspension or further delay of Brexit beyond January 31, 2020 requires the unanimous agreement of all remaining EU member states.

The ongoing uncertainty within the United Kingdom’s government and Parliament on the status of Brexit has negatively impacted the United Kingdom’s economy, and will likely continue to have a negative impact until the United Kingdom and EU reach a definitive resolution on the outstanding trade and legal matters. Any additional impact of Brexit will depend on the terms of such resolution. Even if the United Kingdom maintains access to the EU single market and trade deals following the transition period, Brexit could result in further economic downturn globally. If the United Kingdom ultimately loses access to the EU single market and trade deals, significant market and economic disruption would likely occur, our customer experience, service quality and international operations would likely be negatively impacted, and the demand for our services could be depressed.

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

Proposed pilot flight and duty time regulations could impair our operations and impose substantial costs on us. In September 2010, the Federal Aviation Administration (“FAA”) proposed regulations that would change the flight and duty time rules applicable to all-cargo air carriers. When the FAA issued final regulations in December 2011 (the “2011 regulations”), all-cargo carriers, including FedEx Express, were exempt from these new requirements. Instead, all-cargo carriers were required to continue complying with previously enacted flight and duty time rules and allowed to pursue the development of fatigue risk management systems to develop fatigue mitigations unique to each operation. In December 2012, the FAA reaffirmed the exclusion of all-cargo carriers from the 2011 regulations, and litigation in the U.S. Court of Appeals for the District of Columbia affirmed the FAA’s decision. However, legislation has recently been introduced in the U.S. Senate and U.S. House of Representatives that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations would make it more difficult to avoid pilot fatigue and could impose substantial costs on us in order to maintain operational reliability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the second quarter of 2020.

On January 26, 2016, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 13, 2019, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*10.1

Amendment dated September 19, 2019 (but effective as of April 1, 2019), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”). An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.2

Amendment dated October 8, 2019 (but effective as of June 3, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.3

Amendment dated October 22, 2019 (but effective as of April 29, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.4

Amendment dated November 5, 2019 (but effective as of July 1, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.5

Amendment dated November 18, 2019 (but effective as of June 3, 2019), amending the USPS Transportation Agreement. An attachment to this exhibit has been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of the attachment to the SEC or its staff upon request.

*10.6	Supplemental Agreement No. 13 dated as of September 4, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express. Certain attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.
10.7	FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.8

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.9

Form of Stock Option Agreement for Non-U.S. Participants pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.10

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.11

Form of Restricted Stock Agreement for U.S. Participants pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.12

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

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

FEDEX CORPORATION

Date: December 17, 2019	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER