Form 10-Q
period 2020-02-29
FEDEX CORP
filed 2020-03-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 13, 2020
Common Stock, par value $0.10 per share	261,249,779

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 29, 2020 and May 31, 2019	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 29, 2020 and February 28, 2019	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 29, 2020 and February 28, 2019	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 29, 2020 and February 28, 2019	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Nine Months Ended February 29, 2020 and February 28, 2019	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	32
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	33
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	57
ITEM 4. Controls and Procedures	57

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	58
ITEM 1A. Risk Factors	58
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	60
ITEM 6. Exhibits	61
Signature	63

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 29, 2020 (Unaudited)	May 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,766	$2,319
Receivables, less allowances of $307 and $300	9,323	9,116
Spare parts, supplies and fuel, less allowances of $332 and $335	568	553
Prepaid expenses and other	884	1,098
Total current assets	12,541	13,086
PROPERTY AND EQUIPMENT, AT COST	64,305	59,511
Less accumulated depreciation and amortization	30,999	29,082
Net property and equipment	33,306	30,429
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	13,981	—
Goodwill	6,814	6,884
Other assets	3,372	4,004
Total other long-term assets	24,167	10,888
	$70,014	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 29, 2020 (Unaudited)	May 31, 2019
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$300	$—
Current portion of long-term debt	35	964
Accrued salaries and employee benefits	1,472	1,741
Accounts payable	3,193	3,030
Operating lease liabilities	1,902	—
Accrued expenses	3,423	3,278
Total current liabilities	10,325	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	18,973	16,617
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,101	2,821
Pension, postretirement healthcare and other benefit obligations	4,165	5,095
Self-insurance accruals	1,933	1,899
Operating lease liabilities	12,232	—
Deferred lease obligations	—	531
Other liabilities	454	670
Total other long-term liabilities	21,885	11,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 29, 2020 and May 31, 2019	32	32
Additional paid-in capital	3,324	3,231
Retained earnings	25,569	24,648
Accumulated other comprehensive loss	(887)	(865)
Treasury stock, at cost	(9,207)	(9,289)
Total common stockholders’ investment	18,831	17,757
	$70,014	$54,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
REVENUE	$17,487	$17,010	$51,859	$51,886
OPERATING EXPENSES:
Salaries and employee benefits	6,382	6,069	18,704	18,589
Purchased transportation	4,558	4,253	12,914	12,566
Rentals and landing fees	964	874	2,808	2,533
Depreciation and amortization	908	851	2,688	2,487
Fuel	879	907	2,639	2,945
Maintenance and repairs	684	658	2,226	2,144
Asset impairment charges	—	—	66	—
Business realignment costs	—	4	—	4
Other	2,701	2,483	7,872	7,468
	17,076	16,099	49,917	48,736
OPERATING INCOME	411	911	1,942	3,150
OTHER INCOME (EXPENSE):
Interest, net	(155)	(135)	(443)	(393)
Other retirement plans income	168	158	504	474
Other, net	(4)	(3)	(15)	(22)
	9	20	46	59
INCOME BEFORE INCOME TAXES	420	931	1,988	3,209
PROVISION FOR INCOME TAXES	105	192	368	700
NET INCOME	$315	$739	$1,620	$2,509
EARNINGS PER COMMON SHARE:
Basic	$1.21	$2.83	$6.21	$9.55
Diluted	$1.20	$2.80	$6.17	$9.41
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.65	$2.60	$2.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
NET INCOME	$315	$739	$1,620	$2,509
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $6 and $3 in 2020 and tax expense of $9 and tax benefit of $22 in 2019	(1)	103	(12)	(90)
Amortization of prior service credit, net of tax benefit of $7 and $19 in 2020 and tax benefit of $7 and $21 in 2019	(20)	(23)	(61)	(69)
	(21)	80	(73)	(159)
COMPREHENSIVE INCOME	$294	$819	$1,547	$2,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 29, 2020	February 28, 2019
Operating Activities:
Net income	$1,620	$2,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,688	2,487
Asset impairment charges	66	—
Provision for uncollectible accounts	295	221
Stock-based compensation	137	141
Other noncash items and deferred income taxes	1,758	250
Changes in assets and liabilities:
Receivables	(504)	(780)
Other assets	(149)	(96)
Accounts payable and other liabilities	(2,612)	(1,307)
Other, net	(21)	(102)
Cash provided by operating activities	3,278	3,323
Investing Activities:
Capital expenditures	(4,705)	(3,757)
Proceeds from asset dispositions and other	15	62
Cash used in investing activities	(4,690)	(3,695)
Financing Activities:
Proceeds from short-term borrowings, net	298	220
Principal payments on debt	(1,045)	(874)
Proceeds from debt issuances	2,093	2,463
Proceeds from stock issuances	38	58
Dividends paid	(509)	(514)
Purchase of treasury stock	(3)	(1,365)
Other, net	(5)	5
Cash provided by (used in) financing activities	867	(7)
Effect of exchange rate changes on cash	(8)	(14)
Net decrease in cash and cash equivalents	(553)	(393)
Cash and cash equivalents at beginning of period	2,319	3,265
Cash and cash equivalents at end of period	$1,766	$2,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 29, 2020	February 28, 2019	February 29, 2020	February 28, 2019
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in-Capital
Beginning Balance	3,287	3,185	3,231	3,117
Employee incentive plans and other	37	24	93	92
Ending Balance	3,324	3,209	3,324	3,209
Retained Earnings
Beginning Balance	25,431	26,080	24,648	24,823
Net Income	315	739	1,620	2,509
Cash dividends declared ($0.65, $0.65, $2.60, and $2.60 per share)	(170)	(169)	(679)	(683)
Employee incentive plans and other	(7)	—	(16)	1
Adoption of new accounting standards on June 1, 2019(1)	—	—	(4)	—
Ending Balance	25,569	26,650	25,569	26,650
Accumulated Other Comprehensive Income
Beginning Balance	(866)	(817)	(865)	(578)
Other comprehensive income, net of tax (expense)/benefit of $13, ($2), $22, and $43	(21)	80	(73)	(159)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	51	—
Ending Balance	(887)	(737)	(887)	(737)
Treasury Stock
Beginning Balance	(9,225)	(9,186)	(9,289)	(7,978)
Purchase of treasury stock (0.0, 0.6, 0.02, and 6.0 million shares)	—	(93)	(3)	(1,365)
Employee incentive plans and other (0.1, 0.1, 0.6, and 0.6 million shares)	18	19	85	83
Ending Balance	(9,207)	(9,260)	(9,207)	(9,260)
Total Common Stockholders' Investment Balance	$18,831	$19,894	$18,831	$19,894
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2020, and the results of our operations for the three- and nine-month periods ended February 29, 2020 and February 28, 2019, cash flows for the nine-month periods ended February 29, 2020 and February 28, 2019, and changes in common stockholders’ investment for the three- and nine-month periods ended February 29, 2020 and February 28, 2019. Operating results for the three- and nine-month periods ended February 29, 2020 and February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending May 31, 2020.

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

Gross contract assets related to in-transit packages totaled $491 million and $533 million at February 29, 2020 and May 31, 2019, respectively. Contract assets net of deferred unearned revenue were $360 million and $364 million at February 29, 2020 and May 31, 2019, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $10 million and $11 million at February 29, 2020 and May 31, 2019, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended February 29, 2020 and February 28, 2019. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,865	$1,844	$5,595	$5,678
U.S. overnight envelope	459	433	1,395	1,345
U.S. deferred	1,127	1,119	3,063	3,131
Total U.S. domestic package revenue	3,451	3,396	10,053	10,154
International priority	1,710	1,738	5,344	5,508
International economy	810	806	2,538	2,541
Total international export package revenue	2,520	2,544	7,882	8,049
International domestic(1)	1,075	1,078	3,316	3,412
Total package revenue	7,046	7,018	21,251	21,615
Freight:
U.S.	739	772	2,132	2,294
International priority	439	477	1,376	1,574
International economy	499	495	1,556	1,568
International airfreight	61	76	197	244
Total freight revenue	1,738	1,820	5,261	5,680
Other	140	167	441	536
Total FedEx Express segment	8,924	9,005	26,953	27,831
FedEx Ground segment	5,845	5,261	16,339	15,202
FedEx Freight segment	1,738	1,750	5,487	5,627
FedEx Services segment	6	4	15	17
Other and eliminations(2)	974	990	3,065	3,209
	$17,487	$17,010	$51,859	$51,886
(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments.

LEASES. We lease certain facilities, aircraft, equipment and vehicles under operating and finance leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings. We leased 5% of our total aircraft fleet as of February 29, 2020 and 6% as of May 31, 2019.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require additional payments based on sales volume and index-based rate increases, as well as reimbursement for real estate taxes, common area maintenance and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as real estate taxes, common area maintenance and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use assets and lease liabilities.

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

In the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at Federal Express Corporation (“FedEx Express”) to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter. Seven of these aircraft were temporarily idled.

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

Our stock-based compensation expense was $33 million for the three-month period ended February 29, 2020 and $137 million for the nine-month period ended February 29, 2020. Our stock-based compensation expense was $33 million for the three-month period ended February 28, 2019 and $141 million for the nine-month period ended February 28, 2019. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in the currency translation adjustment section of other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. Accordingly, additional disclosures about cash flow hedges are excluded from this quarterly report. On August 13, 2019, we designated €294 million of debt and on November 8, 2019, we designated an additional €98 million of debt, for a total of €392 million, as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of February 29, 2020, the requirements for the application of hedge accounting continue to be met and the hedge remains effective.

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

New Accounting Standards and Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. We will adopt this standard effective June 1, 2020 (fiscal 2021). This standard will not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 that reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. We will adopt this standard effective June 1, 2020 (fiscal 2021) and apply these changes prospectively. This new guidance will have a minimal impact on our financial reporting.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective June 1, 2021 (fiscal 2022). We are currently evaluating the impact of this new standard but do not currently expect it will have a material impact on our consolidated financial statements and related disclosures.

In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 (fiscal 2021) with earlier adoption permitted. We are currently evaluating the impact of this new rule on our consolidated financial statements and related disclosures.

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

We did not repurchase any shares of FedEx common stock during the third quarter of 2020. During the nine months of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of February 29, 2020, 5.1 million shares remained under the stock repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On February 14, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on April 1, 2020 to stockholders of record as of the close of business on March 9, 2020. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

(2) Accumulated Other Comprehensive Loss

The following table provides changes in AOCI, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 29, 2020 and February 28, 2019 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Foreign currency translation loss:
Balance at beginning of period	$(964)	$(952)	$(954)	$(759)
Translation adjustments	(1)	103	(12)	(90)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	1	—
Balance at end of period	(965)	(849)	(965)	(849)
Retirement plans adjustments:
Balance at beginning of period	98	135	89	181
Reclassifications from AOCI	(20)	(23)	(61)	(69)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	50	—
Balance at end of period	78	112	78	112
Accumulated other comprehensive (loss) at end of period	$(887)	$(737)	$(887)	$(737)

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents details of the reclassifications from AOCI for the periods ended February 29, 2020 and February 28, 2019 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Amortization of retirement plans prior service credits, before tax	$27	$30	$80	$90	Salaries and employee benefits
Income tax benefit	(7)	(7)	(19)	(21)	Provision for income taxes
AOCI reclassifications, net of tax	$20	$23	$61	$69	Net income

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

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs. The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.8 to 1.0 at February 29, 2020. We believe this covenant is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

During the third quarter of 2020, we issued commercial paper to provide us with additional short-term liquidity. The maximum amount outstanding during the quarter was $1.1 billion. Our commercial paper program is backed by unused commitments under the revolving credit facility, and borrowings under the program reduce the amount available under the credit facility. As of February 29, 2020, $300 million of commercial paper and $0.3 million in letters of credit were outstanding, leaving $3.200 billion available under the Credit Agreements for future borrowings.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $18.5 billion at February 29, 2020 and $17.5 billion at May 31, 2019, compared with estimated fair values of $20.0 billion at February 29, 2020 and $17.8 billion at May 31, 2019. The annualized weighted-average interest rate on long-term debt was 3.5% at February 29, 2020. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 29, 2020 and February 28, 2019 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Basic earnings per common share:
Net earnings allocable to common shares(1)	$314	$738	$1,617	$2,506
Weighted-average common shares	261	261	261	262
Basic earnings per common share	$1.21	$2.83	$6.21	$9.55
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$314	$738	$1,617	$2,506
Weighted-average common shares	261	261	261	262
Dilutive effect of share-based awards	1	2	1	4
Weighted-average diluted shares	262	263	262	266
Diluted earnings per common share	$1.20	$2.80	$6.17	$9.41
Anti-dilutive options excluded from diluted earnings per common share	11.7	7.2	11.2	5.0

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(5) Income Taxes

Our effective tax rate was 25.0% for the third quarter and 18.5% for the nine months of 2020 compared with 20.6% for the third quarter and 21.8% for the nine months of 2019. The tax rate for the nine months of 2020 includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rates were negatively impacted by decreased earnings in certain non-U.S. jurisdictions. The tax rates for the third quarter and nine months of 2019 included a benefit of $90 million from the reduction of a valuation allowance on certain tax loss carryforwards, partially offset by an expense of $50 million from the impact on our deferred taxes attributable to the enactment of a lower tax rate in the Netherlands. The tax rate for the nine months of 2019 was also favorably impacted by the TCJA, which resulted in an approximate $60 million tax benefit from accelerated deductions claimed on our 2018 tax return filed in 2019.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 29, 2020 and February 28, 2019 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Defined benefit pension plans, net	$38	$28	$112	$85
Defined contribution plans	147	138	425	415
Postretirement healthcare plans	21	19	64	56
	$206	$185	$601	$556

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 29, 2020 and February 28, 2019 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Service cost	$192	$173	$25	$23	$10	$9
Other retirement plans (income) expense:
Interest cost	250	237	11	13	11	10
Expected return on plan assets	(400)	(376)	(13)	(12)	—	—
Amortization of prior service credit and other	(26)	(30)	(1)	—	—	—
	(176)	(169)	(3)	1	11	10
	$16	$4	$22	$24	$21	$19

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Service cost	$576	$517	$73	$72	$31	$26
Other retirement plans (income) expense:
Interest cost	750	713	33	38	33	30
Expected return on plan assets	(1,201)	(1,129)	(39)	(36)	—	—
Amortization of prior service credit and other	(78)	(89)	(2)	(1)	—	—
	(529)	(505)	(8)	1	33	30
	$47	$12	$65	$73	$64	$56

We made voluntary contributions to our U.S. Pension Plans of $1.0 billion during the nine months of 2020 and 2019.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating expenses for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

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

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 29, 2020 and February 28, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Revenue:
FedEx Express segment	$8,924	$9,005	$26,953	$27,831
FedEx Ground segment	5,845	5,261	16,339	15,202
FedEx Freight segment	1,738	1,750	5,487	5,627
FedEx Services segment	6	4	15	17
Other and eliminations	974	990	3,065	3,209
	$17,487	$17,010	$51,859	$51,886
Operating income (loss):
FedEx Express segment	$137	$389	$658	$1,407
FedEx Ground segment	355	586	1,341	1,852
FedEx Freight segment	113	97	448	421
Corporate, other and eliminations	(194)	(161)	(505)	(530)
	$411	$911	$1,942	$3,150

(8) Leases

The following table is a summary of the components of net lease cost for the periods ended February 29, 2020 (in millions):

	Three Months Ended	Nine Months Ended
	2020	2020
Operating lease cost (1)	$675	$2,025
Finance lease cost:
Amortization of right-of-use assets	6	12
Interest on lease liabilities	6	8
Total finance lease cost	12	20
Short-term lease cost	60	141
Variable lease cost(1)	301	850
Net lease cost	$1,048	$3,036

(1)   Expenses are primarily accounted for in the “Rentals and landing fees” line item. Additional amounts related to embedded leases are accounted for in the “Purchased transportation,” “Fuel” and “Other” line items in the unaudited condensed consolidated statements of income.

Supplemental cash flow information related to leases for the nine months ended February 29 is as follows (in millions):

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,016
Operating cash flows paid for interest portion of finance leases	10
Financing cash flows paid for principal portion of finance leases	84
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,390
Right-of-use assets obtained in exchange for new finance lease liabilities	$464

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Supplemental balance sheet information related to leases as of February 29 is as follows (in millions, except lease term and discount rate):

2020
Operating leases:
Operating lease right-of-use assets, net	$13,981

Current portion of operating lease liabilities	1,902
Operating lease liabilities	12,232
Total operating lease liabilities	$14,134

Finance leases:
Net property and equipment	$464

Current portion of long-term debt	35
Long-term debt, less current portion	437
Total finance lease liabilities	$472

Weighted-average remaining lease term
Operating leases	10.0
Finance leases	33.3

Weighted-average discount rate
Operating leases	3.23%
Finance leases	3.59%

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at February 29, 2020 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2020 (remainder)	$38	$413	$451	$31	$482
2021	249	2,181	2,430	26	2,456
2022	234	1,941	2,175	26	2,201
2023	198	1,733	1,931	25	1,956
2024	102	1,512	1,614	24	1,638
Thereafter	314	7,757	8,071	728	8,799
Total lease payments	1,135	15,537	16,672	860	17,532
Less imputed interest	(99)	(2,439)	(2,538)	(388)	(2,926)
Present value of lease liability	$1,036	$13,098	$14,134	$472	$14,606

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 29, 2020, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.7 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from fiscal 2020 to fiscal 2022.

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

(9) Commitments

As of February 29, 2020, our purchase commitments under various contracts for the remainder of 2020 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2020 (remainder)	$159	$331	$490
2021	2,285	797	3,082
2022	2,630	570	3,200
2023	2,069	381	2,450
2024	698	227	925
Thereafter	3,358	585	3,943
Total	$11,199	$2,891	$14,090

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 29, 2020, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft and three Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2020, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022.

During the third quarter of 2020, FedEx Express executed two contract amendments rescheduling two B777F aircraft deliveries from 2023 to 2022 and two B767F aircraft deliveries from 2022 to 2023.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of February 29, 2020, we had $733 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2020 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2020 (remainder)	—	—	6	—	6
2021	12	5	18	2	37
2022	12	6	16	5	39
2023	12	6	8	2	28
2024	14	6	—	4	24
Thereafter	—	7	—	2	9
Total	50	30	48	15	143

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

On September 17, 2019 and November 6, 2019, FedEx, its Board of Directors and certain present and former directors and officers were named as defendants in two stockholder derivative lawsuits filed in the U.S. District Court for the District of Delaware. The complaints, which have been consolidated, repeat the allegations in the federal securities litigation complaints discussed above, and assert new claims against the FedEx Board of Directors and certain present and former directors and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, insider selling and violations of the federal securities laws. We are not currently able to estimate the probability of loss or the amount or range of potential loss, if any, at this stage of the litigation.

Environmental Matters. SEC regulations require disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions that management reasonably believes could exceed $100,000.

Prior to our acquisition of TNT Express, a lawsuit was filed in Simões Filho, Bahia, Brazil against a subsidiary of TNT Express alleging violations of Brazilian environmental laws. Specifically, the lawsuit alleges that in 2012, certain employees unlawfully discarded non-toxic trash on a highway. We could be subject to monetary sanctions and fines related to such activity that exceed $100,000. We believe that the aggregate amount of any such sanctions and fines will be immaterial.

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

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(11) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2020 and February 28, 2019 was as follows (in millions):

	2020	2019
Cash payments for:
Interest (net of capitalized interest)	$511	$498
Income taxes	$291	$346
Income tax refunds received	(321)	(34)
Cash tax (refunds) payments, net	$(30)	$312

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(12) Condensed Consolidating Financial Statements

We are required to present condensed consolidating financial information in order for the subsidiary guarantors of our public debt to continue to be exempt from reporting under the Securities Exchange Act of 1934, as amended.

The guarantor subsidiaries, which are 100% owned by FedEx, guarantee $18.5 billion of our public debt. The guarantees are full and unconditional and joint and several. Our guarantor subsidiaries were not determined using geographic, service line or other similar criteria, and as a result, the “Guarantor Subsidiaries” and “Non-guarantor Subsidiaries” columns each include portions of our domestic and international operations. Accordingly, this basis of presentation is not intended to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for subsidiary guarantor reporting.

Condensed consolidating financial statements for our guarantor subsidiaries and non-guarantor subsidiaries are presented in the following tables (in millions):

CONDENSED CONSOLIDATING BALANCE SHEETS

(UNAUDITED)

February 29, 2020

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$246	$203	$1,333	$(16)	$1,766
Receivables, less allowances	71	5,752	3,585	(85)	9,323
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	207	895	350	—	1,452
Total current assets	524	6,850	5,268	(101)	12,541
PROPERTY AND EQUIPMENT, AT COST	28	59,777	4,500	—	64,305
Less accumulated depreciation and amortization	18	28,761	2,220	—	30,999
Net property and equipment	10	31,016	2,280	—	33,306
INTERCOMPANY RECEIVABLE	3,349	(136)	—	(3,213)	—
OPERATING LEASE RIGHT-OF-USE ASSETS, NET	38	11,715	2,228	—	13,981
GOODWILL	—	1,587	5,227	—	6,814
INVESTMENT IN SUBSIDIARIES	35,407	5,020	—	(40,427)	—
OTHER ASSETS	962	1,134	1,763	(487)	3,372
	$40,290	$57,186	$16,766	$(44,228)	$70,014
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Short-term borrowings	$300	$—	$—	$—	$300
Current portion of long-term debt	—	27	8	—	35
Accrued salaries and employee benefits	87	975	410	—	1,472
Accounts payable	194	1,554	1,545	(100)	3,193
Operating lease liabilities	4	1,435	463	—	1,902
Accrued expenses	416	2,033	975	(1)	3,423
Total current liabilities	1,001	6,024	3,401	(101)	10,325
LONG-TERM DEBT, LESS CURRENT PORTION	18,298	634	41	—	18,973
INTERCOMPANY PAYABLE	—	—	3,213	(3,213)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	3,016	572	(487)	3,101
Operating lease liabilities	36	10,378	1,818	—	12,232
Other liabilities	2,124	3,473	955	—	6,552
Total other long-term liabilities	2,160	16,867	3,345	(487)	21,885
COMMON STOCKHOLDERS’ INVESTMENT	18,831	33,661	6,766	(40,427)	18,831
	$40,290	$57,186	$16,766	$(44,228)	$70,014

CONDENSED CONSOLIDATING BALANCE SHEETS

May 31, 2019

		Guarantor	Non-guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$826	$158	$1,381	$(46)	$2,319
Receivables, less allowances	56	5,603	3,684	(227)	9,116
Spare parts, supplies, fuel, prepaid expenses and other, less allowances	366	953	332	—	1,651
Total current assets	1,248	6,714	5,397	(273)	13,086
PROPERTY AND EQUIPMENT, AT COST	25	55,341	4,145	—	59,511
Less accumulated depreciation and amortization	17	27,066	1,999	—	29,082
Net property and equipment	8	28,275	2,146	—	30,429
INTERCOMPANY RECEIVABLE	2,877	(405)	—	(2,472)	—
GOODWILL	—	1,589	5,295	—	6,884
INVESTMENT IN SUBSIDIARIES	33,725	5,449	—	(39,174)	—
OTHER ASSETS	995	1,811	1,789	(591)	4,004
	$38,853	$43,433	$14,627	$(42,510)	$54,403
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$959	$2	$3	$—	$964
Accrued salaries and employee benefits	143	1,100	498	—	1,741
Accounts payable	16	1,469	1,808	(263)	3,030
Accrued expenses	521	1,853	914	(10)	3,278
Total current liabilities	1,639	4,424	3,223	(273)	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	16,322	287	8	—	16,617
INTERCOMPANY PAYABLE	—	—	2,472	(2,472)	—
OTHER LONG-TERM LIABILITIES
Deferred income taxes	—	2,832	580	(591)	2,821
Other liabilities	3,135	3,965	1,095	—	8,195
Total other long-term liabilities	3,135	6,797	1,675	(591)	11,016
COMMON STOCKHOLDERS’ INVESTMENT	17,757	31,925	7,249	(39,174)	17,757
	$38,853	$43,433	$14,627	$(42,510)	$54,403

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 29, 2020

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$—	$12,925	$4,658	$(96)	$17,487
OPERATING EXPENSES:
Salaries and employee benefits	24	4,934	1,424	—	6,382
Purchased transportation	—	3,211	1,392	(45)	4,558
Rentals and landing fees	2	749	216	(3)	964
Depreciation and amortization	—	789	119	—	908
Fuel	—	839	40	—	879
Maintenance and repairs	—	597	87	—	684
Intercompany charges, net	(93)	(574)	667	—	—
Other	67	1,842	840	(48)	2,701
	—	12,387	4,785	(96)	17,076
OPERATING INCOME	—	538	(127)	—	411
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	315	22	—	(337)	—
Interest, net	(159)	3	1	—	(155)
Other retirement plans income	—	163	5	—	168
Intercompany charges, net	160	(120)	(40)	—	—
Other, net	(1)	11	(14)	—	(4)
INCOME (LOSS) BEFORE INCOME TAXES	315	617	(175)	(337)	420
Provision for income taxes (benefit)	—	82	23	—	105
NET INCOME (LOSS)	$315	$535	$(198)	$(337)	$315
COMPREHENSIVE INCOME (LOSS)	$298	$535	$(202)	$(337)	$294

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Three Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$—	$12,443	$4,667	$(100)	$17,010
OPERATING EXPENSES:
Salaries and employee benefits	28	4,720	1,321	—	6,069
Purchased transportation	—	2,749	1,547	(43)	4,253
Rentals and landing fees	1	677	197	(1)	874
Depreciation and amortization	—	731	120	—	851
Fuel	—	838	69	—	907
Maintenance and repairs	—	573	87	(2)	658
Business realignment costs	4	—	—	—	4
Intercompany charges, net	(93)	(397)	490	—	—
Other	60	1,771	698	(46)	2,483
	—	11,662	4,529	(92)	16,099
OPERATING INCOME	—	781	138	(8)	911
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	739	16	—	(755)	—
Interest, net	(109)	(54)	28	—	(135)
Other retirement plans income	—	155	3	—	158
Intercompany charges, net	149	(89)	(60)	—	—
Other, net	(40)	71	(42)	8	(3)
INCOME (LOSS) BEFORE INCOME TAXES	739	880	67	(755)	931
Provision for income taxes	—	147	45	—	192
NET INCOME (LOSS)	$739	$733	$22	$(755)	$739
COMPREHENSIVE INCOME (LOSS)	$713	$732	$129	$(755)	$819

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 29, 2020

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$—	$37,474	$14,660	$(275)	$51,859
OPERATING EXPENSES:
Salaries and employee benefits	66	14,441	4,197	—	18,704
Purchased transportation	—	8,619	4,416	(121)	12,914
Rentals and landing fees	6	2,175	633	(6)	2,808
Depreciation and amortization	1	2,335	352	—	2,688
Fuel	—	2,497	142	—	2,639
Maintenance and repairs	—	1,966	261	(1)	2,226
Asset impairment charges	—	66	—	—	66
Intercompany charges, net	(249)	(1,677)	1,926	—	—
Other	176	5,261	2,582	(147)	7,872
	—	35,683	14,509	(275)	49,917
OPERATING INCOME	—	1,791	151	—	1,942
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	1,620	66	—	(1,686)	—
Interest, net	(476)	23	9	1	(443)
Other retirement plans income	1	488	15	—	504
Intercompany charges, net	485	(357)	(127)	(1)	—
Other, net	(10)	38	(43)	—	(15)
INCOME (LOSS) BEFORE INCOME TAXES	1,620	2,049	5	(1,686)	1,988
Provision for income taxes (benefit)	—	388	(20)	—	368
NET INCOME (LOSS)	$1,620	$1,661	$25	$(1,686)	$1,620
COMPREHENSIVE INCOME (LOSS)	$1,569	$1,620	$44	$(1,686)	$1,547

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

Nine Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
REVENUE	$—	$37,685	$14,503	$(302)	$51,886
OPERATING EXPENSES:
Salaries and employee benefits	110	14,300	4,179	—	18,589
Purchased transportation	—	7,780	4,912	(126)	12,566
Rentals and landing fees	4	1,948	585	(4)	2,533
Depreciation and amortization	1	2,133	353	—	2,487
Fuel	—	2,708	237	—	2,945
Maintenance and repairs	1	1,874	271	(2)	2,144
Business realignment costs	4	—	—	—	4
Intercompany charges, net	(357)	(772)	1,129	—	—
Other	238	4,991	2,410	(171)	7,468
	1	34,962	14,076	(303)	48,736
OPERATING INCOME	(1)	2,723	427	1	3,150
OTHER INCOME (EXPENSE):
Equity in earnings of subsidiaries	2,509	145	—	(2,654)	—
Interest, net	(439)	44	2	—	(393)
Other retirement plans income	—	466	8	—	474
Intercompany charges, net	454	(335)	(119)	—	—
Other, net	(14)	18	(26)	—	(22)
INCOME (LOSS) BEFORE INCOME TAXES	2,509	3,061	292	(2,653)	3,209
Provision for income taxes	—	579	121	—	700
NET INCOME (LOSS)	$2,509	$2,482	$171	$(2,653)	$2,509
COMPREHENSIVE INCOME (LOSS)	$2,443	$2,514	$46	$(2,653)	$2,350

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 29, 2020

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,794)	$4,864	$178	$30	$3,278
INVESTING ACTIVITIES
Capital expenditures	(2)	(4,288)	(415)	—	(4,705)
Proceeds from asset dispositions and other	(12)	20	7	—	15
CASH USED IN INVESTING ACTIVITIES	(14)	(4,268)	(408)	—	(4,690)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	298	—	—	—	298
Net transfers from (to) Parent	597	(869)	272	—	—
Payment on loan between subsidiaries	(326)	—	326	—	—
Intercompany dividends	—	398	(398)	—	—
Principal payments on debt	(956)	(81)	(8)	—	(1,045)
Proceeds from debt issuances	2,093	—	—	—	2,093
Proceeds from stock issuances	38	—	—	—	38
Dividends paid	(509)	—	—	—	(509)
Purchase of treasury stock	(3)	—	—	—	(3)
Other, net	(4)	—	(1)	—	(5)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,228	(552)	191	—	867
Effect of exchange rate changes on cash	—	1	(9)	—	(8)
Net (decrease) increase in cash and cash equivalents	(580)	45	(48)	30	(553)
Cash and cash equivalents at beginning of period	826	158	1,381	(46)	2,319
Cash and cash equivalents at end of period	$246	$203	$1,333	$(16)	$1,766

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine Months Ended February 28, 2019

	Parent	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(109)	$3,136	$322	$(26)	$3,323
INVESTING ACTIVITIES
Capital expenditures	(3)	(3,359)	(395)	—	(3,757)
Proceeds from asset dispositions and other	(45)	86	21	—	62
CASH USED IN INVESTING ACTIVITIES	(48)	(3,273)	(374)	—	(3,695)
FINANCING ACTIVITIES
Proceeds from short-term borrowings, net	220	—	—	—	220
Net transfers from (to) Parent	2	(31)	29	—	—
Payment on loan between subsidiaries	(29)	—	29	—	—
Intercompany dividends	—	114	(114)	—	—
Principal payments on debt	(750)	(117)	(7)	—	(874)
Proceeds from debt issuances	2,463	—	—	—	2,463
Proceeds from stock issuances	58	—	—	—	58
Dividends paid	(514)	—	—	—	(514)
Purchase of treasury stock	(1,365)	—	—	—	(1,365)
Other, net	—	127	(122)	—	5
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	85	93	(185)	—	(7)
Effect of exchange rate changes on cash	—	(9)	(5)	—	(14)
Net decrease in cash and cash equivalents	(72)	(53)	(242)	(26)	(393)
Cash and cash equivalents at beginning of period	1,485	257	1,538	(15)	3,265
Cash and cash equivalents at end of period	$1,413	$204	$1,296	$(41)	$2,872

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 29, 2020, and the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three-month and nine-month periods ended February 29, 2020 and February 28, 2019, the related condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2020 and February 28, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 17, 2020

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), insurance, professional fees and uniforms.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2020 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$17,487	$17,010	3		$51,859	$51,886	—
Operating income (loss):
FedEx Express segment	137	389	(65)		658	1,407	(53)
FedEx Ground segment	355	586	(39)		1,341	1,852	(28)
FedEx Freight segment	113	97	16		448	421	6
Corporate, other and eliminations	(194)	(161)	(20)		(505)	(530)	5
Consolidated operating income	411	911	(55)		1,942	3,150	(38)
Operating margin:
FedEx Express segment	1.5%	4.3%	(280)	bp	2.4%	5.1%	(270)	bp
FedEx Ground segment	6.1%	11.1%	(500)	bp	8.2%	12.2%	(400)	bp
FedEx Freight segment	6.5%	5.5%	100	bp	8.2%	7.5%	70	bp
Consolidated operating margin	2.4%	5.4%	(300)	bp	3.7%	6.1%	(240)	bp
Consolidated net income	$315	$739	(57)		$1,620	$2,509	(35)
Diluted earnings per share	$1.20	$2.80	(57)		$6.17	$9.41	(34)

	Change in Revenue		Change in Operating Income (Loss)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(81)	$(878)	$(252)	$(749)
FedEx Ground segment	584	1,137	(231)	(511)
FedEx Freight segment	(12)	(140)	16	27
FedEx Services segment	2	(2)	—	—
Corporate, other and eliminations	(16)	(144)	(33)	25
	$477	$(27)	$(500)	$(1,208)

Overview

Weaker global economic conditions, including the impact of the COVID-19 pandemic, negatively impacted our results in the third quarter and nine months of 2020. The COVID-19 pandemic had a negative impact on the demand for our services due to its disruption of global manufacturing, supply chains and consumer spending during the third quarter of 2020. In addition, our results for the third quarter and nine months of 2020 were negatively impacted by higher self-insurance accruals, the loss of business from a large customer, increased costs to expand services, the continued mix shift to lower-yielding services and an increased competitive pricing environment. These factors were partially offset by residential delivery volume growth at FedEx Ground and increased yields at FedEx Freight. Our third quarter 2020 results were positively impacted by approximately $100 million due to one additional operating weekday. The year-over-year comparison of variable incentive compensation expense negatively impacted our results by approximately $115 million in the third quarter of 2020, but positively impacted our results by approximately $250 million in the nine months of 2020. The year-over-year comparison of variable incentive compensation expense was impacted by the elimination of our variable incentive compensation payout in the third quarter of 2019 due to cost containment actions. During the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express (see “Asset Impairment Charges” below for more information).

Consolidated net income for the nine months of 2020 includes a tax benefit of $133 million ($0.51 per diluted share) from the reduction of a valuation allowance on certain foreign tax loss carryforwards. Consolidated net income for the third quarter of 2019 included tax benefits of $90 million ($0.34 per diluted share) from the reduction of a valuation allowance on certain tax loss carryforwards. This was partially offset by tax expense of $50 million ($0.19 per diluted share) in the third quarter of 2019 related to a lower enacted tax rate in the Netherlands applied to our deferred tax balances. See the “Income Taxes” section below for more information.

We incurred TNT Express integration expenses totaling $72 million ($56 million, net of tax, or $0.21 per diluted share) in the third quarter and $207 million ($161 million, net of tax, or $0.61 per diluted share) in the nine months of 2020, a $3 million increase from the third quarter and a $97 million decrease from the nine months of 2019. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses, and include any restructuring charges at TNT Express. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

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

Revenue

Revenue increased 3% in the third quarter of 2020 primarily due to residential delivery volume growth at FedEx Ground. Revenue decreased slightly in the nine months of 2020 primarily due to the loss of business from a large customer and the impact from macroeconomic weakness. In addition, one additional operating weekday at all of our transportation segments positively impacted revenue in the third quarter of 2020.

At FedEx Ground, revenue increased 11% in the third quarter and 7% in the nine months of 2020 due to residential delivery volume growth, partially offset by the loss of business from a large customer. Revenue at FedEx Express decreased 1% in the third quarter and 3% in the nine months of 2020 primarily due to the loss of business from a large customer and lower freight revenue as a result of macroeconomic weakness and trade uncertainty, as well as decreased international export package yields. In addition, unfavorable exchange rates and lower fuel surcharges negatively impacted revenue at FedEx Express in the nine months of 2020. These factors were partially offset by international export package volume growth in both the third quarter and nine months of 2020. FedEx Freight revenue decreased 1% in the third quarter and 2% in the nine months of 2020 due to decreased average daily shipments, partially offset by higher revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2020	2019	Change	2020	2019	Change
Operating expenses:
Salaries and employee benefits	$6,382	$6,069	5	$18,704	$18,589	1
Purchased transportation	4,558	4,253	7	12,914	12,566	3
Rentals and landing fees	964	874	10	2,808	2,533	11
Depreciation and amortization	908	851	7	2,688	2,487	8
Fuel	879	907	(3)	2,639	2,945	(10)
Maintenance and repairs	684	658	4	2,226	2,144	4
Asset impairment charges	—	—	—	66	—	NM
Business realignment costs	—	4	NM	—	4	NM
Other	2,701	2,483	9	7,872	7,468	5
Total operating expenses	17,076	16,099	6	49,917	48,736	2
Operating income	$411	$911	(55)	$1,942	$3,150	(38)

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	36.5%	35.7%	36.1%	35.8%
Purchased transportation	26.1	25.0	24.9	24.2
Rentals and landing fees	5.5	5.1	5.4	4.9
Depreciation and amortization	5.2	5.0	5.2	4.8
Fuel	5.0	5.3	5.1	5.7
Maintenance and repairs	3.9	3.9	4.3	4.1
Asset impairment charges	—	—	0.1	—
Business realignment costs	—	—	—	—
Other	15.4	14.6	15.2	14.4
Total operating expenses	97.6	94.6	96.3	93.9
Operating margin	2.4%	5.4%	3.7%	6.1%

Our results declined in the third quarter and nine months of 2020 primarily due to weaker global economic conditions, including the impact of the COVID-19 pandemic, higher self-insurance accruals, the loss of business from a large customer and increased costs to expand services. In addition, continued mix shift to lower-yielding services and an increased competitive pricing environment negatively impacted our results during the third quarter and nine months of 2020. These factors were partially offset by residential delivery volume growth at FedEx Ground and increased yields at FedEx Freight in the third quarter and nine months of 2020. Our results were also positively impacted by an additional operating weekday at all of our transportation segments in the third quarter of 2020. The year-over-year variable incentive compensation expense negatively impacted operating income comparisons in the third quarter of 2020 as discussed above; however, the operating income comparisons were benefited in the nine months of 2020.

During the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express (see “Asset Impairment Charges” below for more information).

The adoption of the new lease accounting standard during the first quarter of 2020 resulted in a reclassification from other operating expense to rentals and landing fees expense of $45 million in the third quarter and $136 million in the nine months of 2020 and maintenance and repairs expense to rentals and landing fees expense of $11 million in the third quarter and $33 million in the nine months of 2020. These amounts were reclassified in order to properly align the lease and rental expenses to the appropriate line items in accordance with the new standard and are excluded from the following year-over-year expense change discussion.

Other operating expense increased 9% in the third quarter and 5% in the nine months of 2020 primarily due to higher self-insurance accruals and higher outside service contract expense, including costs associated with cloud computing services. Purchased transportation costs increased 7% in the third quarter and 3% in the nine months of 2020 primarily due to higher volumes and increased contractor settlement rates at FedEx Ground, including expanding residential delivery to seven days per week year-round. Depreciation and amortization expense increased 8% in the nine months of 2020 primarily due to continued strategic investment programs at all of our transportation segments. Salaries and employee benefits expense increased 5% in the third quarter of 2020 primarily due to the year-over-year variable incentive compensation expense comparison discussed above, higher staffing to support volume growth and merit increases. Salaries and employee benefits expense increased 1% in the nine months of 2020 primarily due to merit increases and higher staffing to support volume growth, partially offset by lower variable incentive compensation expense.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 3% in the third quarter of 2020 primarily due to lower usage. Fuel expense decreased 10% in the nine months of 2020 primarily due to decreased fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarters of 2020 and 2019 in the accompanying discussion of each of our transportation segments.

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

We routinely review our fuel surcharges. On March 2, 2020, we updated the tables used to determine our fuel surcharges at all of our transportation segments. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services and at FedEx Ground. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express and FedEx Ground. The net impact of fuel on operating income described above and for each segment below excludes the impact from these table changes.

The net impact of fuel had a slightly negative impact to operating income in the third quarter and nine months of 2020 due to lower fuel surcharges, partially offset by decreased fuel prices in the nine months of 2020.

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

Income Taxes

Our effective tax rate was 25.0% for the third quarter and 18.5% for the nine months of 2020 compared with 20.6% for the third quarter and 21.8% for the nine months of 2019. The tax rate for the nine months of 2020 includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rates were negatively impacted by decreased earnings in certain non-U.S. jurisdictions. The tax rates for the third quarter and nine months of 2019 included a benefit of $90 million from the reduction of a valuation allowance on certain tax loss carryforwards, partially offset by an expense of $50 million from the impact on our deferred taxes attributable to the enactment of a lower tax rate in the Netherlands. The tax rate for the nine months of 2019 was also favorably impacted by the Tax Cuts and Jobs Act (“TCJA”), which resulted in an approximate $60 million tax benefit from accelerated deductions claimed on our 2018 tax return filed in 2019.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2016 and 2017 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The impact of any changes is not expected to be material to our consolidated financial statements.

Outlook

While we expect continued revenue growth at FedEx Ground during the fourth quarter of 2020, we expect weaker global economic conditions to negatively impact our results at FedEx Express and FedEx Freight. In addition, we anticipate that higher operating costs at FedEx Ground from our expansion to year-round seven-day residential delivery will negatively impact our results in the fourth quarter of 2020.

We anticipate that weak global economic conditions will be exacerbated in the fourth quarter of 2020 by the impacts of the COVID-19 pandemic, including the disruption of manufacturing operations and supply chains around the world. While the global economy may recover quickly from repercussions linked to the COVID-19 pandemic, we cannot currently predict if or when the economic recovery will occur.

Our international operations are much more sensitive to changes in global trade than our U.S. domestic operations because of the higher concentration of business-to-business shipments internationally. The softer economic outlook will continue to create an ongoing revenue shortfall from planned levels, particularly in Europe and Asia Pacific. Furthermore, the cost of maintaining two separate networks in Europe while we execute the TNT Express integration is expected to compound the impact of the revenue shortfall on our near-term results. We will continue to manage network capacity at FedEx Express by reducing international flight hours in the fourth quarter of 2020 if global economic conditions deteriorate further. However, if global airfreight demand increases as the world recovers from the COVID-19 pandemic, we have the ability to flex our network to meet the needs of our customers.

In the U.S. domestic package market, permanently expanding our FedEx Ground network operations to seven days per week year-round, combined with volume declines from the loss of a large customer, has created a near-term cost-to-volume disparity. In addition, an increasingly competitive pricing environment is expected to continue pressuring our margins. However, we expect that our investments in our U.S. domestic package operations will ultimately result in higher revenue and increased productivity that more than offsets the implementation costs associated with these programs. We have made adjustments to our FedEx Express U.S. domestic air network to better match capacity with demand by accelerating retirement of certain aircraft in the second quarter of 2020. In addition, we are focused on optimizing the cost of last-mile residential deliveries by directing certain U.S. day-definite, residential FedEx Express shipments into the FedEx Ground network beginning in March 2020. We expect last-mile optimization will allow us to increase efficiency and lower our cost-to-serve as e-commerce growth continues to impact our service mix. We also are focused on improving revenue quality and lowering costs through investments in technology aimed at improving productivity.

For the fourth quarter of 2020, we will continue to execute our TNT Express integration plans and are focused on completing projects across our European hub and station locations that will allow interoperability between the ground networks for both FedEx Express and TNT Express packages. In addition, we continue to focus on integrating the FedEx Express and TNT Express linehaul and pickup-and-delivery operations for the key countries in Europe, which represent a significant percentage of international revenue, workforces and facilities. Integration activities in Europe are complex and require consultations with works councils and employee representatives in a number of countries. By the end of the fourth quarter 2020, we expect European ground network interoperability to be substantially completed. The next key integration milestones include completing the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and completing a single portfolio of services during 2021. We expect to complete international air network interoperability during the first half of 2022. We expect synergies from the combined FedEx Express/TNT Express network will accelerate during 2021 once the linehaul and pickup-and-delivery networks are optimized, and expect synergy realization to increase significantly after international air network interoperability is completed.

We expect to incur approximately $100 million of integration expenses in the fourth quarter of 2020 in the form of professional fees, outside service contracts, salaries and wages and other operating expense. We expect the aggregate integration program expenses, including restructuring charges at TNT Express, to be approximately $1.7 billion through 2021, and we may incur additional costs, including investments that will further transform and optimize the combined businesses. The timing and amount of integration expenses and capital investments in any future period may change as we revise and implement our plans.

Our expectations for the fourth quarter of 2020 are dependent on key external factors, including no further weakening in economic conditions, including the impact of the COVID-19 pandemic, from our current forecast, current fuel price expectations and no additional adverse developments in international trade policies and relations.

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

Effective March 1, 2020, the results of FedEx Custom Critical, Inc. will be included in the FedEx Express segment. This change was made to reflect our internal management reporting structure.

FEDEX SERVICES SEGMENT

The operating expense line item “Intercompany charges” on the accompanying unaudited condensed consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective operating segments. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided.

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

Also included in corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics, Inc. operating segment, which provides integrated supply chain management solutions, specialty transportation, cross-border e-commerce technology and e-commerce transportation solutions, customs brokerage and global ocean and air freight forwarding. In the nine months of 2020, the decrease in revenue in “Corporate, other and eliminations” was driven primarily by lower transportation volumes due to weakness in the international economy as a result of trade uncertainty, including the impact of the COVID-19 pandemic.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue:
Package:
U.S. overnight box	$1,865	$1,844	1		$5,595	$5,678	(1)
U.S. overnight envelope	459	433	6		1,395	1,345	4
U.S. deferred	1,127	1,119	1		3,063	3,131	(2)
Total U.S. domestic package revenue	3,451	3,396	2		10,053	10,154	(1)
International priority	1,710	1,738	(2)		5,344	5,508	(3)
International economy	810	806	—		2,538	2,541	—
Total international export package revenue	2,520	2,544	(1)		7,882	8,049	(2)
International domestic(1)	1,075	1,078	—		3,316	3,412	(3)
Total package revenue	7,046	7,018	—		21,251	21,615	(2)
Freight:
U.S.	739	772	(4)		2,132	2,294	(7)
International priority	439	477	(8)		1,376	1,574	(13)
International economy	499	495	1		1,556	1,568	(1)
International airfreight	61	76	(20)		197	244	(19)
Total freight revenue	1,738	1,820	(5)		5,261	5,680	(7)
Other	140	167	(16)		441	536	(18)
Total revenue	8,924	9,005	(1)		26,953	27,831	(3)
Operating expenses:
Salaries and employee benefits	3,520	3,389	4		10,297	10,303	—
Purchased transportation	1,212	1,267	(4)		3,711	3,928	(6)
Rentals and landing fees	538	504	7		1,556	1,448	7
Depreciation and amortization	478	456	5		1,409	1,341	5
Fuel	744	771	(4)		2,241	2,515	(11)
Maintenance and repairs	429	433	(1)		1,460	1,449	1
Asset impairment charges	—	—	—		66	—	NM
Intercompany charges	500	486	3		1,469	1,521	(3)
Other	1,366	1,310	4		4,086	3,919	4
Total operating expenses	8,787	8,616	2		26,295	26,424	—
Operating income	$137	$389	(65)		$658	$1,407	(53)
Operating margin	1.5%	4.3%	(280)	bp	2.4%	5.1%	(270)	bp
(1)	International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	39.5%	37.6%	38.2%	37.0%
Purchased transportation	13.6	14.1	13.8	14.1
Rentals and landing fees	6.0	5.6	5.8	5.2
Depreciation and amortization	5.4	5.1	5.2	4.8
Fuel	8.3	8.6	8.3	9.0
Maintenance and repairs	4.8	4.8	5.4	5.2
Asset impairment charges	—	—	0.2	—
Intercompany charges	5.6	5.4	5.5	5.5
Other	15.3	14.5	15.2	14.1
Total operating expenses	98.5	95.7	97.6	94.9
Operating margin	1.5%	4.3%	2.4%	5.1%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2020	2019	Change	2020	2019	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,258	1,307	(4)	1,240	1,282	(3)
U.S. overnight envelope	536	524	2	548	536	2
U.S. deferred	1,215	1,224	(1)	1,067	1,071	—
Total U.S. domestic ADV	3,009	3,055	(2)	2,855	2,889	(1)
International priority	542	530	2	546	537	2
International economy	293	289	1	300	289	4
Total international export ADV	835	819	2	846	826	2
International domestic(1)	2,405	2,410	—	2,475	2,491	(1)
Total ADV	6,249	6,284	(1)	6,176	6,206	—
Revenue per package (yield):
U.S. overnight box	$23.54	$22.75	3	$23.75	$23.32	2
U.S. overnight envelope	13.59	13.31	2	13.39	13.21	1
U.S. deferred	14.73	14.76	—	15.11	15.38	(2)
U.S. domestic composite	18.21	17.93	2	18.53	18.50	—
International priority	50.07	52.95	(5)	51.53	54.01	(5)
International economy	43.88	44.94	(2)	44.44	46.28	(4)
International export composite	47.90	50.12	(4)	49.01	51.31	(4)
International domestic(1)	7.09	7.21	(2)	7.05	7.21	(2)
Composite package yield	$17.90	$18.01	(1)	$18.11	$18.33	(1)
Freight Statistics
Average daily freight pounds:
U.S.	8,356	8,905	(6)	8,244	8,705	(5)
International priority	4,752	5,030	(6)	4,924	5,326	(8)
International economy	13,806	14,067	(2)	14,252	14,292	—
International airfreight	1,422	1,615	(12)	1,567	1,697	(8)
Total average daily freight pounds	28,336	29,617	(4)	28,987	30,020	(3)
Revenue per pound (yield):
U.S.	$1.40	$1.40	—	$1.36	$1.39	(2)
International priority	1.47	1.53	(4)	1.47	1.56	(6)
International economy	0.57	0.57	—	0.57	0.58	(2)
International airfreight	0.68	0.76	(11)	0.66	0.76	(13)
Composite freight yield	$0.97	$0.99	(2)	$0.96	$1.00	(4)

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 1% in the third quarter and 3% in the nine months of 2020 primarily due to the loss of business from a large customer, lower freight revenue and decreased international export package yields. In addition, unfavorable exchange rates and lower fuel surcharges negatively impacted revenue in the nine months of 2020. These factors were partially offset by international export package volume growth in both the third quarter and nine months of 2020. One additional operating weekday benefited revenue in the third quarter of 2020.

Average daily freight pounds decreased 4% in the third quarter and 3% in the nine months of 2020 primarily due to lower volume in freight services as a result of macroeconomic weakness and trade uncertainty. Freight yields decreased 2% in the third quarter and 4% in the nine months of 2020 primarily due to base yield declines, lower fuel surcharges and unfavorable exchange rates. International export package average daily volumes increased 2% in both the third quarter and nine months of 2020 led by volume growth in Europe. International export package yields decreased 4% in both the third quarter and nine months of 2020 primarily driven by base yield declines and unfavorable exchange rates. U.S. domestic package average daily volumes decreased 2% in the third quarter and 1% in the nine months of 2020 driven by the loss of business from a large customer. U.S. domestic package yields increased 2% in the third quarter of 2020 driven by higher base yields and higher fuel surcharges. International domestic package average daily volumes decreased 1% in the nine months of 2020 primarily due to targeted yield management actions. International domestic package yields decreased 2% in both the third quarter and nine months of 2020 as base yield improvement was more than offset by unfavorable exchange rates.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.25%	5.47%	7.21%	5.47%
High	8.00	8.23	8.45	10.80
Weighted-average	7.38	6.21	7.48	7.32
International Export and Freight Fuel Surcharge:
Low	6.66	5.75	6.66	5.75
High	18.09	15.57	18.56	18.09
Weighted-average	15.23	12.74	15.47	14.11
International Domestic Fuel Surcharge:
Low	2.98	2.69	2.98	2.25
High	19.18	20.63	19.47	20.63
Weighted-average	7.32	5.89	7.36	5.88

On March 2, 2020, we updated the tables used to determine our fuel surcharges at FedEx Express. On January 6, 2020, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. On March 18, 2019, we updated the tables used to determine our fuel surcharges for FedEx Express U.S. domestic services. On January 7, 2019, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Express.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 65% in the third quarter and 53% in the nine months of 2020 primarily due to weaker global economic conditions, including the impact of the COVID-19 pandemic, continued mix shift to lower-yielding services and an increased competitive pricing environment. In addition, the loss of business from a large customer negatively impacted our results during the nine months of 2020. Operating income and operating margin were positively impacted by one additional operating weekday in the third quarter of 2020. The year-over-year variable incentive compensation expense negatively impacted operating income comparisons by approximately $65 million in the third quarter of 2020 as discussed above; however, the operating income comparisons were benefited by approximately $135 million in the nine months of 2020. During the second quarter of 2020, we recorded asset impairment charges of $66 million associated with the decision to permanently retire certain aircraft and related engines (see “Asset Impairment Charges” above for more information).

FedEx Express segment results included $62 million of TNT Express integration expenses in the third quarter and $168 million of such expenses in the nine months of 2020, a $6 million increase from the third quarter and an $89 million decrease from the nine months of 2019.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Other operating expense increased 4% in both the third quarter and nine months of 2020 primarily due to higher outside service contract expense, including costs associated with cloud computing services. Purchased transportation expense decreased 6% in the nine months of 2020 primarily due to lower freight volumes, resulting in lower utilization of third-party transportation providers, and favorable exchange rates. Depreciation and amortization expense increased 5% in the nine months of 2020 primarily due to continued investment in aircraft and related equipment. Salaries and employee benefits expense increased 4% in the third quarter of 2020 primarily due to the year-over-year variable incentive compensation expense comparison discussed above, higher staffing to support peak-related volume growth and merit increases.

Fuel expense decreased 4% in the third quarter of 2020 primarily due to lower usage. Fuel expense decreased 11% in the nine months of 2020 primarily due to decreased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the third quarter and nine months of 2020 due to lower fuel surcharges, partially offset by decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$5,845	$5,261	11		$16,339	$15,202	7
Operating expenses:
Salaries and employee benefits	1,046	874	20		2,888	2,570	12
Purchased transportation	2,908	2,466	18		7,772	6,870	13
Rentals	256	204	25		744	595	25
Depreciation and amortization	197	185	6		585	538	9
Fuel	4	4	—		11	11	—
Maintenance and repairs	101	86	17		286	247	16
Intercompany charges	405	362	12		1,174	1,140	3
Other	573	494	16		1,538	1,379	12
Total operating expenses	5,490	4,675	17		14,998	13,350	12
Operating income	$355	$586	(39)		$1,341	$1,852	(28)
Operating margin	6.1%	11.1%	(500)	bp	8.2%	12.2%	(400)	bp
Average daily package volume	10,536	9,550	10		9,637	8,992	7
Revenue per package (yield)	$8.78	$8.87	(1)		$8.90	$8.88	—

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	17.9%	16.6%	17.7%	16.9%
Purchased transportation	49.7	46.9	47.6	45.2
Rentals	4.4	3.9	4.5	3.9
Depreciation and amortization	3.4	3.5	3.6	3.5
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.7	1.6	1.7	1.6
Intercompany charges	6.9	6.9	7.2	7.5
Other	9.8	9.4	9.4	9.1
Total operating expenses	93.9	88.9	91.8	87.8
Operating margin	6.1%	11.1%	8.2%	12.2%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 11% in the third quarter and 7% in the nine months of 2020 due to residential delivery volume growth, partially offset by the loss of business from a large customer. Revenue was also positively impacted by the timing of Cyber Week, as well as one additional operating weekday in the third quarter of 2020.

Average daily volume increased 10% in the third quarter and 7% in the nine months of 2020 primarily due to continued growth in residential services driven by e-commerce, as well as the timing of Cyber Week in the third quarter of 2020. FedEx Ground yields decreased 1% in the third quarter and remained flat in the nine months of 2020 primarily due to continued mix shift to lower-yielding services.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Low	6.50%	6.50%	6.50%	6.25%
High	7.00	7.50	7.25	7.75
Weighted-average	6.91	6.84	6.96	6.86

On March 2, 2020, we updated the tables used to determine our fuel surcharges at FedEx Ground. On January 6, 2020, FedEx Ground implemented a 4.9% average list price increase. On March 18, 2019, we updated the tables used to determine our fuel surcharges at FedEx Ground. On January 7, 2019, FedEx Ground implemented a 4.9% average list price increase. On September 10, 2018, we updated the tables used to determine our fuel surcharges at FedEx Ground.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 39% in the third quarter and 28% in the nine months of 2020 due to higher self-insurance accruals, increased costs to expand services and the loss of business from a large customer. In addition, continued mix shift to lower-yielding services and an increased competitive pricing environment negatively impacted our results during the third quarter and nine months of 2020. These items were partially offset by residential delivery volume growth in both the third quarter and nine months of 2020, as well as the timing of Cyber Week and one additional operating weekday in the third quarter of 2020.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense increased 18% in the third quarter and 13% in the nine months of 2020 due to higher volumes and increased contractor settlement rates, including expanding operations to seven days per week year-round. Salaries and employee benefits expense increased 20% in the third quarter and 12% in the nine months of 2020 due to additional staffing to support volume growth, including expansion of seven day per week year-round operations, merit increases and network expansion. In addition, the year-over-year comparison of variable incentive compensation expense negatively impacted our results in the third quarter of 2020 as discussed above, but positively impacted our results in the nine months of 2020. Other operating expense increased 16% in the third quarter and 12% in the nine months of 2020 primarily due to higher self-insurance accruals of approximately $110 million and $200 million, respectively.

The net impact of fuel had a slightly negative impact to operating income in the third quarter of 2020 due to lower fuel surcharges and increased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the nine months of 2020 due to lower fuel surcharges, partially offset by decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$1,738	$1,750	(1)		$5,487	$5,627	(2)
Operating expenses:
Salaries and employee benefits	846	865	(2)		2,665	2,712	(2)
Purchased transportation	176	213	(17)		550	722	(24)
Rentals	54	45	20		158	129	22
Depreciation and amortization	92	88	5		283	242	17
Fuel	130	131	(1)		385	418	(8)
Maintenance and repairs	59	53	11		192	178	8
Intercompany charges	133	128	4		389	403	(3)
Other	135	130	4		417	402	4
Total operating expenses	1,625	1,653	(2)		5,039	5,206	(3)
Operating income	$113	$97	16		$448	$421	6
Operating margin	6.5%	5.5%	100	bp	8.2%	7.5%	70	bp
Average daily shipments (in thousands):
Priority	70.5	73.2	(4)		75.5	78.7	(4)
Economy	29.8	32.7	(9)		31.8	34.3	(7)
Total average daily shipments	100.3	105.9	(5)		107.3	113.0	(5)
Weight per shipment (lbs):
Priority	1,137	1,210	(6)		1,144	1,211	(6)
Economy	1,000	1,106	(10)		980	1,050	(7)
Composite weight per shipment	1,096	1,178	(7)		1,096	1,162	(6)
Revenue per shipment:
Priority	$265.17	$253.35	5		$259.61	$249.78	4
Economy	308.65	308.44	—		299.59	299.17	—
Composite revenue per shipment	$279.40	$270.82	3		$272.09	$264.89	3
Revenue per hundredweight:
Priority	$23.33	$20.94	11		$22.69	$20.63	10
Economy	30.85	27.89	11		30.57	28.48	7
Composite revenue per hundredweight	$25.49	$22.99	11		$24.84	$22.79	9

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	48.7%	49.4%	48.6%	48.2%
Purchased transportation	10.1	12.2	10.0	12.8
Rentals	3.1	2.6	2.9	2.3
Depreciation and amortization	5.3	5.0	5.1	4.3
Fuel	7.5	7.5	7.0	7.4
Maintenance and repairs	3.4	3.0	3.5	3.2
Intercompany charges	7.6	7.3	7.1	7.2
Other	7.8	7.5	7.6	7.1
Total operating expenses	93.5	94.5	91.8	92.5
Operating margin	6.5%	5.5%	8.2%	7.5%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 1% in the third quarter and 2% in the nine months of 2020 primarily due to decreased average daily shipments, partially offset by higher revenue per shipment. Revenue was also positively impacted by one additional operating weekday in the third quarter of 2020.

Average daily shipments decreased 5% in both the third quarter and nine months of 2020 due to lower demand for our service offerings as a result of softer economic conditions. Revenue per shipment increased 3% in both the third quarter and nine months of 2020 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower weight per shipment.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended February 29, 2020 and February 28, 2019:

	Three Months Ended		Nine Months Ended
	2020	2019	2020	2019
Low	23.00%	23.40%	23.00%	23.40%
High	24.00	24.60	24.40	25.60
Weighted-average	23.70	23.77	23.80	24.62

On March 2, 2020, we updated the tables used to determine our fuel surcharges at FedEx Freight. On January 6, 2020, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates. On January 7, 2019, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 16% in the third quarter and 6% in the nine months of 2020 driven by continued focus on yield management and aligning our cost structure with current and anticipated business levels, enabling FedEx Freight to improve profit and more than offset the impact of lower volumes from softer economic conditions.

The lease standard reclassification discussed in the “Overview” section above is excluded from the following year-over-year expense change discussion. Purchased transportation expense decreased 17% in the third quarter and 24% in the nine months of 2020 primarily due to lower utilization of third-party transportation providers, lower weight per shipment and lower volumes. Salaries and employee benefits expense decreased 2% in the nine months of 2020 primarily due to lower volumes and improving productivities driven by the alignment of our cost structure, partially offset by merit increases. Depreciation and amortization expense increased 17% in the nine months of 2020 primarily due to investments in vehicles and trailers, as well as facility expansion. Other operating expense increased 4% in both the third quarter and nine months of 2020 primarily due to a favorable adjustment in prior year self-insurance accruals, as well as increased bad debt expense.

Fuel expense decreased 1% in the third quarter of 2020 primarily due to lower usage. Fuel expense decreased 8% in the nine months of 2020 primarily due to decreased fuel prices. The net impact of fuel had a moderately negative impact to operating income in the third quarter of 2020 and a significantly negative impact in the nine months of 2020 due to lower fuel surcharges, partially offset by decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $1.8 billion at February 29, 2020, compared to $2.3 billion at May 31, 2019. The following table provides a summary of our cash flows for the nine-month periods ended February 29, 2020 and February 28, 2019 (in millions):

	2020	2019
Operating activities:
Net income	$1,620	$2,509
Noncash charges and credits	4,944	3,099
Changes in assets and liabilities	(3,286)	(2,285)
Cash provided by operating activities	3,278	3,323
Investing activities:
Capital expenditures	(4,705)	(3,757)
Proceeds from asset dispositions and other	15	62
Cash used in investing activities	(4,690)	(3,695)
Financing activities:
Proceeds from short-term borrowings, net	298	220
Principal payments on debt	(1,045)	(874)
Proceeds from debt issuances	2,093	2,463
Proceeds from stock issuances	38	58
Dividends paid	(509)	(514)
Purchase of treasury stock	(3)	(1,365)
Other, net	(5)	5
Cash provided by (used in) financing activities	867	(7)
Effect of exchange rate changes on cash	(8)	(14)
Net decrease in cash and cash equivalents	$(553)	$(393)
Cash and cash equivalents at the end of period	$1,766	$2,872

Cash flows from operating activities decreased $45 million in the nine months of 2020 primarily due to lower net income, partially offset by lower variable incentive compensation payments. Capital expenditures increased during the nine months of 2020 primarily due to higher spending related to facilities at FedEx Express, increased spending on vehicles and trailers at our transportation segments and increased spending on information technology at FedEx Express, FedEx Services and FedEx Freight. See “Capital Resources” for a discussion of capital expenditures during 2020 and 2019.

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

During the third quarter of 2020, we issued commercial paper to provide us with additional short-term liquidity. As of February 29, 2020, we had $300 million of commercial paper outstanding. See Note 3 of the accompanying unaudited condensed consolidated financial statements for further discussion.

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. Shares under this repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. We did not repurchase any shares of FedEx common stock during the third quarter of 2020. During the nine months of 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of February 29, 2020, 5.1 million shares remained under the stock repurchase authorization.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 29, 2020 and February 28, 2019 (in millions):

					Percent Change
					2020/2019
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2020	2019	2020	2019	Ended	Ended
Aircraft and related equipment	$399	$397	$1,527	$1,472	1	4
Package handling and ground support equipment	228	167	636	584	37	9
Vehicles and trailers	260	206	920	640	26	44
Information technology	239	182	704	515	31	37
Facilities and other	313	171	918	546	83	68
Total capital expenditures	$1,439	$1,123	$4,705	$3,757	28	25

FedEx Express segment	$929	$672	$2,941	$2,364	38	24
FedEx Ground segment	275	137	818	566	101	45
FedEx Freight segment	97	176	414	403	(45)	3
FedEx Services segment	110	112	415	336	(2)	24
Other	28	26	117	88	8	33
Total capital expenditures	$1,439	$1,123	$4,705	$3,757	28	25

Capital expenditures increased during the nine months of 2020 primarily due to higher spending related to facilities at FedEx Express, increased spending on vehicles and trailers at our transportation segments and increased spending on information technology at FedEx Express, FedEx Services and FedEx Freight.

LIQUIDITY OUTLOOK

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions and TNT Express integration expenses. Our cash and cash equivalents balance at February 29, 2020 includes $930 million of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.9 billion in 2020, and include spending for aircraft and hub modernization at FedEx Express, investments that increase our efficiency in handling large packages at FedEx Ground and investments in technology across all transportation segments that will further optimize our networks and enhance our capabilities. We invested $1.5 billion in aircraft and related equipment in the nine months of 2020 and expect to invest an additional $0.2 billion for aircraft and related equipment during the fourth quarter of 2020. In addition, we are making investments over multiple years in our facilities of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. Despite our declining capacity needs, these investments in hubs will provide productivity gains in a competitive labor environment. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2020. Historically, we have been successful in obtaining unsecured financing, from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

During the first quarter of 2020, FedEx Express exercised options to purchase an additional six Boeing 767-300 Freighter (“B767F”) aircraft for delivery in 2022.

During the third quarter of 2020, FedEx Express executed two contract amendments rescheduling two Boeing 777 Freighter aircraft deliveries from 2023 to 2022 and two B767F aircraft deliveries from 2022 to 2023.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 3 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

During the nine months of 2020, we made voluntary contributions totaling $1.0 billion to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans during the fourth quarter of 2020. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “negative.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “negative.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of February 29, 2020.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2020 (1)	2021	2022	2023	2024	Thereafter	Total
Operating activities:
Operating leases	$451	$2,430	$2,175	$1,931	$1,614	$8,071	$16,672
Non-capital purchase obligations and other	451	1,037	805	609	455	3,711	7,068
Interest on long-term debt	134	648	648	619	598	10,181	12,828
Investing activities:
Aircraft and related capital commitments	101	2,019	2,371	1,818	469	227	7,005
Other capital purchase obligations	38	26	24	23	1	5	117
Financing activities:
Debt	—	—	1,194	1,563	750	15,228	18,735
Finance leases	31	26	26	25	24	728	860
Total	$1,206	$6,186	$7,243	$6,588	$3,911	$38,151	$63,285
(1)	Cash obligations for the remainder of 2020.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($100 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($35 million) is excluded from the table.

We had $733 million in deposits and progress payments as of February 29, 2020 on aircraft purchases and other planned aircraft-related transactions.

The amounts reflected in the table above for finance leases represent undiscounted future minimum lease payments under noncancelable finance leases with an initial or remaining term in excess of one year at February 29, 2020.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 29, 2020, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Fuel,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “Retirement Plans,” “Leases,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•

our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis, including the COVID-19 pandemic;

•	the impact of the United Kingdom’s withdrawal from the European Union;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•	damage to our reputation or loss of brand equity;

•	the price and availability of jet and vehicle fuel;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenue and market share;

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

•

any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 10 of the accompanying consolidated financial statements;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 29, 2020, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2020, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to May 31, 2019 and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

In the first quarter of 2020, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), and began implementing new systems and internal controls in conjunction with the new lease standard. The implementation of such systems and internal controls continued in the third quarter of 2020. In addition, during the second quarter of 2020, we began implementing new internal controls in conjunction with the migration to an enterprise resource planning cloud-based financial system. The implementation of such internal controls continued in the third quarter of 2020. During our fiscal quarter ended February 29, 2020, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The widespread outbreak of an illness or any other communicable disease, or any other public health crisis, could adversely affect our business, results of operations and financial condition. We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, an outbreak of a new strain of coronavirus (“COVID-19”) began in Wuhan, Hubei Province, China. In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the European Union (“EU”), China and India, have imposed tariffs on certain goods imported from the United States. These actions contributed to weakness in the global economy that adversely affected our results of operations during fiscal 2019 and the first three quarters of fiscal 2020, and we expect such weakness to continue to be present during the fourth quarter of fiscal 2020. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Additionally, the U.S. government has taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances. Given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock. For example, the China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding its handling of certain packages while attempting to comply with the Export Administration Regulations.

The United Kingdom’s withdrawal from the EU could adversely impact our business, results of operations and financial condition. On January 31, 2020, the United Kingdom left the EU (“Brexit”). The United Kingdom and EU are now in a transitional period during which the United Kingdom will maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members, and remain subject to EU law, until December 31, 2020.

The uncertainty regarding the status of Brexit has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU reach and implement a definitive resolution on their future trading relationship. Any additional impact of Brexit will depend on the terms of such resolution. Even if the United Kingdom maintains access to the EU single market and trade deals following the transition period, Brexit could result in further economic downturn globally. If the United Kingdom ultimately loses access to the EU single market and trade deals, significant market and economic disruption would likely occur, our customer experience, service quality and international operations would likely be negatively impacted, and the demand for our services could be depressed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the third quarter of 2020.

On January 26, 2016, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 13, 2019, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*˄10.1

Amendment dated December 5, 2019 (but effective as of July 29, 2019), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).

*˄10.2	Amendment dated December 5, 2019 (but effective as of September 2, 2019), amending the USPS Transportation Agreement.

*˄10.3	Amendment dated December 5, 2019 (but effective as of September 30, 2019), amending the USPS Transportation Agreement.

*˄10.4	Amendment dated December 18, 2019 (but effective as of July 1, 2019), amending the USPS Transportation Agreement.

*˄10.5	Amendment dated January 28, 2020 (but effective as of July 29, 2019), amending the USPS Transportation Agreement.

*˄10.6	Amendment dated February 4, 2020 (but effective as of September 2, 2019), amending the USPS Transportation Agreement.

*˄10.7	Amendment dated February 11, 2020 (but effective as of September 30, 2019), amending the USPS Transportation Agreement.

*10.8

Letter Agreement dated as of December 19, 2019, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”) and the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”).

*10.9	Letter Agreement dated as of February 7, 2020, amending the Boeing 777 Freighter Purchase Agreement.

*˄10.10	Supplemental Agreement No. 32 (and related side letters) dated as of February 28, 2020, amending the Boeing 777 Freighter Purchase Agreement.

*10.11	Letter Agreement dated as of December 19, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*10.12	Letter Agreement dated as of January 30, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*˄10.13	Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement.

†10.14	Amended and Restated FedEx Retirement Parity Pension Plan, effective January 1, 2020.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

*

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it (i) is not material and (ii) would likely cause competitive harm to FedEx if publicly disclosed.

˄     Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FEDEX CORPORATION

Date: March 17, 2020	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER