Form 10-K
period 2020-05-31
FEDEX CORP
filed 2020-07-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2020.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2019, was approximately $38.1 billion. The Registrant has no non-voting stock.

As of July 16, 2020, 261,954,496 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2020 annual meeting of stockholders to be held on September 21, 2020 are incorporated by reference in response to Part III of this Report.

EXHIBITS

Exhibit 4.1
Exhibit 10.232
Exhibit 10.233
Exhibit 10.234
Exhibit 10.235
Exhibit 10.236
Exhibit 10.237
Exhibit 10.238
Exhibit 10.239
Exhibit 10.240
Exhibit 10.241
Exhibit 10.242
Exhibit 10.243
Exhibit 21
Exhibit 22
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Date Files
Exhibit 104 Cover Page Interactive Data File

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

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to 100% of U.S. residences through its FedEx Home Delivery service. FedEx SmartPost is a FedEx Ground service that specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages.

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

The FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment provides document and business services and retail access to our package transportation businesses. Additionally, the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”); integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”); and critical inventory and service parts logistics and technology repair through FedEx Forward Depots, Inc. (“FedEx Forward Depots”). FedEx Office and FedEx Logistics are included in “Corporate, other and eliminations” in our segment reporting. For more information about FedEx Office and FedEx Logistics, please see “FedEx Office Operating Segment” and “FedEx Logistics Operating Segment.”

For more information about our reportable segments, please see “Business Segments.” For financial information concerning our reportable segments, refer to the accompanying financial section, which includes management’s discussion and analysis of results of operations and financial condition and our consolidated financial statements.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). The Investor Relations section of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on our Investor Relations website could be deemed to be material information. We encourage investors, the media and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K (“Annual Report”).

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

COVID-19 Pandemic

During 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. We began to experience business impacts from the COVID-19 pandemic as early as January 2020 when transpacific traffic was affected by the shutdowns in China and curtailment of commercial air flights. While commercial volumes were down due to business closures across the world, FedEx Ground residential delivery volumes increased to seasonal peak levels during the fourth quarter of 2020 due to stay-at-home orders and other pandemic responsive measures. Additionally, we experienced a surge in transpacific and charter flight demand at FedEx Express in the fourth quarter of 2020, as airfreight capacity was limited due to restrictions on commercial activities.

Due to the crucial role we play in moving supply chains and delivering critical relief, FedEx is considered an essential business and is continuing to operate under state-of-emergency and stay-at-home orders issued in the U.S. and globally. FedEx remains committed to assisting our customers as they work to manage their supply chains and inventories. We are flexing our networks and making adjustments as needed to align with volumes and operating conditions, such as:

•

Launching the Air Operations Coordination Center to effectively match capacity to demand at FedEx Express. Through this coordinated approach, we reduced U.S. domestic flight hours in the fourth quarter of 2020 and redeployed flight hours to international regions.

•

Repurposing FedEx SmartPost facilities for small or large package sortation to keep pace with demand for residential services, and adding new, low-cost regional FedEx Ground sort facilities designed to handle shorter zone residential volumes into certain key markets.

•

Implementing temporary surcharges on FedEx Express international package and airfreight shipments, effective April 6, 2020, and on all oversized and residential U.S. domestic packages at FedEx Express and FedEx Ground, effective June 8, 2020.

•	Temporarily suspending money-back guarantees for all FedEx Express, FedEx Ground, FedEx Freight and same-day FedEx Office services.

•	Increasing hiring at FedEx Ground, and making temporary reductions in certain other workforces.

As we focus on managing our business and operations in response to the COVID-19 pandemic, the safety of our team members, our customers and the communities in which we operate is our top priority. We are taking measures to adhere to all regulations and guidelines from government authorities related to the containment of COVID-19 and to protect and promote health and safety, including:

•	Providing gloves, masks and other personal protective equipment (“PPE”), as well as hand sanitizer and disinfectant wipes, to our team members.

•	Suspending signature requirements for most deliveries to help team members and customers maintain a safe social distance.

•	Working with customers to accommodate special requests around modified store hours, closings, and delivery alternatives to comply with applicable government restrictions and safety guidance.

•	Diverting traffic away from hubs and stations in severely affected locations to decrease the number of people in our facilities.

•	Promoting social distancing on the job, including measures on employee shuttles and in common areas.

•	Increasing the frequency and intensity of janitorial cleaning.

•	Educating team members about prevention, including hygiene and cleaning.

•

Launching symptom screening processes, including temperature testing, and implementing free voluntary COVID-19 testing for eligible employees and vendors in Memphis, Tennessee and the surrounding areas at the FedEx Express World Headquarters.

•

Devoting extensive resources to assisting employees diagnosed with COVID-19, and providing paid leave to employees who are diagnosed with COVID-19 or have been quarantined due to being in close contact with a diagnosed individual.

•	Temporarily closing a small number of FedEx Office stores, and operating other FedEx Office stores at reduced hours.

•	Implementing a work-from-home policy for most staff positions and suspending non-critical business travel.

We are committing transportation and logistics support to humanitarian relief agencies as they respond to the COVID-19 pandemic. For example, we have contracted with the U.S. Department of Health and Human Services (“HHS”) to provide expedited shipping of PPE and other supplies critical to COVID-19 relief efforts from manufacturers around the world to the United States. The operation aims to accelerate delivery of PPE and other medical supplies, moving them via air instead of ocean. We have also provided shipping support in a collaborative effort among retailers and healthcare companies led by the White House, the HHS and the Federal Emergency Management Agency to enable quick processing of COVID-19 test specimens to help prevent spread of the virus.

For more information about the COVID-19 pandemic and its effect on FedEx’s business, results of operations and financial condition, see Item 1A (“Risk Factors”) and Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report.

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

Our “compete collectively, operate independently, manage collaboratively” strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise, not a particular operating company. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in sizing our operating companies to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility, uncertainty and evolution have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy, including the continued growth of e-commerce. To that end, we continue to modernize our aircraft fleet with more fuel efficient and lower-emission aircraft, expand our operations at FedEx Ground where we continue to see growing package volumes, realign our systems and develop innovative service offerings.

We believe that operating independent networks, each focused on its own respective markets, enhances service quality and reliability from each business unit. Each FedEx company focuses on the market sectors in which it has the most expertise and can be independently enhanced and managed to provide outstanding service to our customers. Each company’s operations, cost structure and culture are designed to serve the unique customer demands of a particular market segment and as a result, we are able to adapt our networks in response to changing needs. While our companies operate independently, we continually look for ways to leverage our unique strengths in key areas across the FedEx enterprise. For example, in 2020 we began directing certain U.S. day-definite, residential FedEx Express shipments into the FedEx Ground network in order to optimize the cost of last-mile residential deliveries. We expect last-mile optimization will allow us to increase efficiency and lower our cost-to-serve as e-commerce growth continues. FedEx Ground and FedEx Freight are also collaborating to handle the significant increases in e-commerce and large package volume caused by the COVID-19 pandemic.

Additionally, by focusing on the following five key areas, we believe we will continue to uniquely position FedEx for long-term success:

•

E-commerce: Residential e-commerce is the fastest growing area of our business, as the internet is increasingly being used to purchase goods and services. Through our global transportation and technology networks, we contribute to and benefit from the growth of e-commerce. We are investing in new technologies, optimizing deliveries and using innovative solutions to make delivery to consumers more flexible, convenient, efficient and cost-effective. The COVID-19 pandemic has accelerated e-commerce adoption globally and forced us to accelerate many of these enhancements, which has made us more competitive and positions us for future success.

•

Business-to-business shipping: Business-to-business shipping accounts for the majority of FedEx revenues. As the global economy recovers from the effects of the COVID-19 pandemic, we will continue to help our business customers obtain more visibility into their supply chains and near real-time information to manage inventory in motion, and refine our unique menu of services to fit virtually all shipping needs of high-tech and high-value-added industries.

•

Operational Excellence: Our business strategy allows us to respond to our current and potential customers’ evolving needs in a cost-effective manner. Operational excellence in today’s world must be enabled by best-in-class technology, which we are using in a number of ways to increase efficiency across FedEx.

•

International Profitability: With customers in more than 220 countries and territories, we are establishing a foundation for increased international profitability through our aircraft fleet modernization program, integration of TNT Express and streamlined regional organizational structure at FedEx Express. Despite the recent trade tensions, we continue to believe that globalization will drive international volume growth over the long term.

•

Revenue Quality: We are working to improve revenue quality by renewing focus on small and medium-sized businesses and strategically managing our large business-to-business customer portfolio so that yields are compensatory for the comprehensive services we provide.

Through our global transportation, information technology and retail networks, we help to facilitate an ongoing and unprecedented expansion of customer access — to goods, services and information. We believe it would be extremely difficult, costly and time-consuming to replicate our global network, which includes the world’s largest all-cargo air fleet and connects more than 99% of the world’s gross domestic product. We continue to position our companies to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability.

During 2020 and early 2021, we have introduced a number of innovative solutions, advanced important long-term business initiatives and made other important investments that benefit our customers, employees and communities, including:

•	Expanding FedEx Ground residential delivery operations to seven days per week year-round for the majority of the U.S. population.
•	Optimizing last-mile residential deliveries by beginning to use the FedEx Ground network for the transport and delivery of certain U.S. day-definite, residential FedEx Express shipments.
•

Committing transportation and logistics support to humanitarian relief agencies as they respond to the COVID-19 pandemic. For example, we have contracted with the HHS to provide expedited shipping of PPE and other supplies critical to COVID-19 relief efforts from manufacturers around the world to the United States.

•

Investing in technology to further enhance our networks and reduce costs. For example, in 2020 FedEx Ground began offering dynamic route optimization technology, near real-time data that can be used by service providers to plan efficient delivery routes and make decisions about vehicle mix and workforce to accommodate the volume associated with e-commerce growth.

•	Announcing a new, multi-year collaboration with Microsoft to transform commerce and enhance FedEx’s global supply chain and logistics network.
•	Progressing the FedEx Express/TNT Express integration by substantially completing projects that allow for European ground network interoperability.
•

Continuing the integration of FedEx SmartPost packages given to the U.S. Postal Service (“USPS”) into FedEx Ground standard operations, which allows us to increase the efficiency and density of our last-mile residential deliveries.

•

Addressing the needs of the growing e-commerce market for delivery of heavy, bulky products to residences and businesses by continuing to make operational changes at FedEx Ground and introducing FedEx Freight Direct, the first standardized FedEx service to make deliveries through the door and into homes.

•

Beginning testing of Roxo, the FedEx SameDay Bot, in select markets and collaborating with two business partners to launch a pilot drone delivery service to explore methods of enhancing last-mile residential delivery.

•	Advancing our multi-year investments to significantly expand the FedEx Express hub in Indianapolis and modernize the FedEx Express World Hub in Memphis.
•

Continuing our successful aircraft fleet modernization strategy by replacing our oldest and least efficient aircraft with Boeing 777 Freighter (“B777F”) aircraft and Boeing 767-300 Freighter (“B767F”) aircraft, which has helped us improve fuel efficiency and fleet reliability in recent years.

•

Progressing the nationwide expansion of the FedEx retail channel with companies such as Walgreens, Dollar General, Walmart, Albertsons and Kroger, and expanding FedEx Returns Technology to the Walgreens retail network.

•	Launching FedEx Cares 50 by 50, the next stage of our global community engagement program, with the goal of positively impacting 50 million people around the world by our 50th anniversary in 2023.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2020, FedEx ranked 14th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 20th consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. FedEx was also named one of “America’s Most Responsible Companies” by Newsweek in 2020, ranking higher than any other “Travel, Transport & Logistics” company included on the list. Additionally, FedEx was included on the Forbes/Reputation Institute 2019 “World’s Most Reputable Companies” list, which measures the reputations of thousands of the world’s most prestigious companies, and was named to Forbes 2019 list of the “World’s Most Valuable Brands.”

FedEx is well recognized as a leader, not only in the transportation industry and for technological innovation, but also in global citizenship. We understand that a sustainable global business is tied to our global citizenship, and we are committed to connecting the world responsibly and resourcefully. Our latest published update to our global citizenship report is available at sustainability.fedex.com. This report describes how we think about our responsibilities in the area of global citizenship and includes important goals and metrics that demonstrate our commitment to fulfilling these responsibilities.

Our People

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, FedEx was named to FORTUNE magazine’s list of the “100 Best Companies to Work For” in the U.S. and listed as one of the “World’s Best Employers” by Forbes in 2019.

At FedEx, it is our people — our greatest asset — that give us our strong reputation. In addition to superior physical and information networks, FedEx has an exemplary human network, with more than 500,000 team members united by our People-Service-Profit corporate principles. We are committed to providing a safe, healthy and alcohol- and drug-free workplace consistent with our longstanding “Safety Above All” philosophy, which is backed by strict policies, robust team member education and safety recognition awards, along with continued investments in technology. Our retirement plan strategy continues to evolve to remain competitive while continuing to provide employees an opportunity to plan for their future. Additionally, we support the physical and behavioral health and well-being of our team members and their families by providing an array of programs that help our people and their loved ones stay at their best level of health.

The FedEx workforce is as diverse as the world we serve, and we believe that everyone deserves respect. We are committed to the education, recruitment, development and advancement of diverse team members worldwide, and are recognized for our commitment to those efforts. For instance, in 2020 FedEx was named one of the “Best Workplaces for Diversity” by global research and consulting firm Great Place to Work and FORTUNE magazine, and one of the “Best Employers for Diversity” in the U.S. by Forbes. Additionally, in 2019 FedEx was named a “Best-of-the-Best Corporation for Inclusion” by the National Gay and Lesbian Chamber of Commerce and the National Business Inclusion Consortium, one of Black Enterprise magazine’s “50 Best Companies for Diversity” and one of “America’s Top Corporations for Women’s Business Enterprises” by the Women’s Business Enterprise National Council. FedEx was also included on FORTUNE magazine’s “100 Best Workplaces for Millennials” list for 2018.

Fostering acceptance, promoting anti-biases and encouraging a more inclusive society are core values to who we are and how we operate. A key driver of our commitment to diversity and inclusion is the FedEx Corporate Diversity Council, in which members collaborate across the enterprise to motivate and inspire each other, share best practices and support multicultural programs within the company and communities we serve. We are also proud of our long-standing history of supporting and fostering relationships with organizations that are working to make our society more equitable and just, such as the National Association for the Advancement of Colored People and the National Civil Rights Museum. For additional information on our diversity and inclusion initiatives, see sustainability.fedex.com.

FedEx Express has created Purple Runway—A FedEx Pathways Program, an industry-leading pilot-development program, as well as a related aviation scholarship program. FedEx Express has also partnered with the University of Memphis to provide FedEx Express team members in Memphis, Indianapolis, Oakland, Los Angeles and Newark the chance to earn a tuition-free online degree. Additionally, through our internal Purple Promise and Humanitarian Award programs, we recognize and reward employees who enhance customer service and promote human welfare. For additional information on our people-first philosophy and workplace initiatives, see sustainability.fedex.com.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. FedEx Cares, our global community engagement program, is one way we work to connect people and possibilities. We provide financial contributions, in-kind charitable shipping services and team member volunteering to help non-profit organizations achieve their goals and make a measurable impact on the world. We focus our effort in the following three focus areas:

•	Global Entrepreneurship: Providing women and minority entrepreneurs everywhere with the tools they need to succeed.
•

Delivering for Good: Lending our global network and our unparalleled logistics expertise to organizations with mission-critical needs, especially in times of disaster, and to help communities heal, learn and thrive.

•	Sustainable Logistics: Sharing our global logistics expertise to improve urban mobility and accelerate progress toward more sustainable fleets in order to restore and protect the natural environment.

After exceeding our goal to invest $200 million in 200 global communities by 2020 six months early, we launched FedEx Cares 50 by 50 with the goal of positively impacting 50 million people around the world by our 50th anniversary in 2023. FedEx also supports communities throughout the U.S. with its annual FedEx Cares United Way giving campaign. Additionally, FedEx team members provided over 105,000 volunteer hours during 2019.

For additional information on our community involvement and our FedEx Cares strategy, visit fedexcares.com.

Additionally, we help to lift economies by investing in people and communities where we live and work. This includes seeking diverse suppliers and strengthening our supply chain by sourcing from small, minority- and women-owned businesses. See sustainability.fedex.com for more information.

The Environment

Our “Reduce, Replace, Revolutionize” approach guides environmental efforts to drive the responsible and efficient use of resources, optimize our business, lower costs and deliver value in four key areas: aircraft efficiency, vehicle efficiency, sustainable facilities and sustainable manufacturing and recycling. Collectively, our sustainability efforts have contributed to an approximately 40% reduction in CO2 emissions intensity (on a revenue basis) at FedEx from 2009 to 2019.

We continue to work towards our goal to reduce aircraft emissions intensity by 30% from a 2005 baseline by calendar 2020. In 2019, we achieved a 24% reduction in aircraft emissions intensity since 2005 through a combination of our aircraft fleet modernization and operational programs. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by calendar 2030. To reduce the cost of fuel use and associated greenhouse gas (“GHG”) emissions, we are replacing many of our older airplanes with more fuel-efficient models, and we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program. These two initiatives saved more than 250 million gallons of jet fuel and avoided more than 2.4 million metric tons of CO2e emissions in 2019. Additionally, our first delivery of alternative jet fuel is anticipated in the second half of fiscal 2021.

FedEx Express has also established a goal to increase vehicle fuel efficiency by 50% from a 2005 baseline by 2025. Through 2019, our efforts collectively resulted in a 41% improvement in FedEx Express vehicle fuel efficiency from our 2005 baseline. Additionally, FedEx Ground has recently achieved several ambitious sustainability goals focused on renewable energy, alternative fuels, energy efficiency and waste diversion.

We are committed to revolutionizing our vehicle fleet with alternative fuels and innovative technologies. We have an impressive global alternative fuel fleet with more than 4,000 alternative fuel vehicles, including hybrid, electric, compressed or liquefied natural gas, liquefied petroleum gas and hydrogen fuel cell vehicles. In 2018 we placed a reservation for 20 fully electric semi trucks which will be operated by FedEx Freight, and FedEx Express is adding 1,000 Chanje V8100 electric delivery vehicles to its fleet. We are developing innovative charging infrastructures to support the continued rollout of our electric vehicle fleet. Further, innovative approaches such as vehicle platooning offer the potential to increase truck fuel efficiency while improving safety.

Our zero-emission FedEx SameDay Bot and pilot drone delivery service, which are discussed in more detail below under “FedEx Services Segment — Customer-Driven Technology,” have potential to serve as environmentally friendly alternatives for last-mile residential package deliveries. We also continue to leverage the efficiency of intermodal rail transport for long-haul shipping at FedEx Ground and FedEx Freight, and promote the use of electric vehicles and alternative fuels by independent service providers in our shipping network.

The efficient operation of our air and ground hubs, local stations, freight service centers and retail locations is critical to achieving our business and sustainability goals. At 26 FedEx facilities around the world, renewable and alternative energy systems, including on- and off-site solar, as well as fuel cell technologies, generated over 36 million kilowatt-hours of clean energy in 2019. In addition, 22 FedEx Express facilities in the U.S. have received certification in Leadership in Energy and Environmental Design (LEED®), the U.S. Green Building Council’s system for rating the environmental performance of buildings. FedEx Express has made LEED certification the standard for newly built U.S. facilities. In addition, FedEx Express also has three LEED-certified facilities outside the U.S., while FedEx Ground has six LEED-certified facilities and FedEx Freight and FedEx Office each have one, all of which are in the U.S. Over 600 FedEx facilities are certified to the ISO 14001 environmental management system standard.

We also continue to evaluate the environmental impacts of our packaging and copy and print services, and minimize waste generation through efforts that include recycling, the use of copy paper with recycled content and working with customers to optimize package size and design, among other environmentally responsible available choices. We purchase the vast majority of our paper from suppliers who are certified by sustainable forest programs, such as the Forest Stewardship Council. During 2019, 99.8% of all paper purchased by FedEx Office was third-party certified. We also use FedEx-branded cardboard packaging at FedEx Express and FedEx Ground, which is 100% recyclable and made from 45% recycled content. The longstanding paper shredding and recycling service at FedEx Office allows customers to bring any documents, including sensitive items such as tax returns, to a FedEx Office location and have them securely and confidentially shredded, then recycled. During 2019, almost ten million pounds of paper were shredded and recycled through the service.

As our business grows to meet the accelerating demands of e-commerce and other shipping needs, our waste management strategies help ensure we recycle more of our own waste and encourage customers to recycle our packaging. In 2019, 59% of the waste generated in our operations was sent to recyclers. One example of our environmentally responsible activities is the Sustainable Purchasing Leadership Council, a U.S. nonprofit organization that supports and recognizes sustainable procurement of which we are a founding member. We continue to support the Council by participating in technical advisory groups and applying best practice guidance to our own supply chain sustainability initiatives. For additional information on the ways we are minimizing our impact on the environment, see sustainability.fedex.com.

Governance

The FedEx Board of Directors is comprised of a majority of independent directors and is committed to the highest quality corporate governance and accountability to stockholders. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines and our Code of Conduct, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code of Conduct, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available on the Governance & Citizenship page of the Investor Relations section of our website at investors.fedex.com. We will post on the Governance & Citizenship page of the Investor Relations section of our website information regarding any amendment to, or waiver from, the provisions of the Code of Conduct to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our principal operating segments:

FedEx Express Segment

FedEx Express and TNT Express

Overview

FedEx Express invented express distribution over 45 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. In 2016, we acquired TNT Express, a leading international express transportation, small-package ground delivery and freight transportation company.

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, historically with a money-back guarantee. In response to the COVID-19 pandemic, in March 2020 we temporarily suspended our money-back guarantee for all FedEx Express services. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. As of May 31, 2020, FedEx Express employed approximately 245,000 employees (including approximately 43,000 employees at TNT Express) and had approximately 98,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as approximately 14,000 Walgreens, Dollar General, Albertsons and Kroger stores), 679 aircraft and approximately 79,000 vehicles (including approximately 11,000 owner-operated vehicles that support TNT Express) in its global network.

FedEx Express also provides time-critical shipment services through FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and, effective June 1, 2020, cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) and its subsidiary P2P Mailing Limited.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. FedEx Express offers three U.S. domestic overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight and FedEx Standard Overnight. FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. FedEx Express also offers U.S. express overnight and deferred freight services to handle the needs of the time-definite freight market.

International express and deferred package delivery is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Priority provides time-definite delivery typically in one, two or three business days. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from nearly 200 countries and territories in one or two business days, delivery by 10:00 a.m. in one business day from the U.S. to Canada and by 11:00 a.m. in one business day from the U.S. to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, real-time tracking and advanced customs clearance.

We also provide FedEx Delivery Manager, which allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Express packages en route to their homes, and can choose various delivery options.

For information regarding FedEx Express e-shipping tools and solutions, see “FedEx Services Segment — Customer-Driven Technology.”

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

International Expansion

Over the years, acquisitions have given us more robust global transportation networks and added capabilities in important international markets. In 2016 we acquired TNT Express, which is the largest acquisition in FedEx history. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions for our customers. The integration of FedEx Express and TNT Express is complex as it spans over 200 countries and territories and involves combining our pickup-and-delivery operations at a local level, our global and regional air and ground networks, and our extensive operations, customs clearance, sales and back-office information technology systems.

In the fourth quarter of 2020, we substantially completed projects across our European hub and station locations that allow interoperability between the ground networks for both FedEx Express and TNT Express packages. The integration of European customs clearance and brokerage services was also substantially completed during 2020. The next key integration milestones include completing the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and beginning to offer an enhanced portfolio of international services during 2021. While we expect to make significant progress on integration activities in 2021, particularly in Europe, integration work will continue after 2021. Due to delays caused by the COVID-19 pandemic, we now expect to complete the final phase of international air network interoperability in early calendar 2022. For more information about the integration, see Item 1A (“Risk Factors”) and Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report.

We also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of: our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China, which began operations in 2009; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which opened in 2014 and serves as a consolidation point for shipments from northern Asia to the U.S.; and our International Express and Cargo Hub in Shanghai, which opened in 2018 at Shanghai’s Pudong International Airport. During 2020, we added 14 new Asia-Pacific origin markets for FedEx International First service to the U.S. and Canada. These developments allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS under which FedEx Express provides airport-to-airport transportation of USPS First Class Mail, Priority Mail Express and Priority Mail within the United States. In 2017, the parties entered into an amendment to the agreement whereby the initial renewal period provided in the agreement was exercised in part and the agreement’s period of performance was extended through September 29, 2024. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see Item 1A (“Risk Factors”) of this Annual Report.

Pricing

FedEx Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. On January 6, 2020, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services. FedEx Express also applied peak holiday season surcharges from November 18, 2019 through January 5, 2020 for shipments that required additional handling and from October 21, 2019 through January 5, 2020 for shipments that were oversized. Effective January 20, 2020, FedEx Express made general changes to surcharge criteria for certain packages that require additional handling or are oversized. Additionally, in order to manage demand and capacity constraints in connection with the COVID-19 pandemic, on April 6, 2020 FedEx Express and TNT Express implemented temporary surcharges on all international package and airfreight shipments, and on June 8, 2020 FedEx Express implemented temporary surcharges on oversized and residential U.S. domestic package shipments.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. On March 2, 2020, we updated the tables used to determine our fuel surcharges at FedEx Express. The weighted-average U.S. domestic and outbound fuel surcharges for the past three years were: 2020 — 6.3%; 2019 — 7.5%; and 2018 — 4.8%. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

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

Facilities in Anchorage, Paris, Cologne, Guangzhou and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. TNT Express also relies upon subcontractors and agents to conduct certain of its pickup-and-delivery and linehaul operations. For more information about our sorting and handling facilities, see Part I, Item 2 (“Properties”) of this Annual Report under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 14,000 Walgreens, Dollar General, Walmart, Albertsons and Kroger stores. Our unmanned FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Services are delivered by TNT Express through a combination of physical infrastructures such as hubs, depots and vehicles, and electronic infrastructures such as track-and-trace systems. TNT Express operates road networks in Europe, the Middle East, Asia, Australia and South America. TNT Express’s unique European road network connects more than 40 countries through 34 road hubs and over 540 depots.

Fuel Supplies and Costs

During 2020, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years (amounts for 2017 to 2020 include TNT Express):

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenue
2020	$2,265	3.3%
2019	2,847	4.1
2018	2,460	3.8
2017	1,999	3.3
2016	1,726	3.4

Most of FedEx Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

Competition

As described in Item 1A (“Risk Factors”) of this Annual Report, the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. The ability to compete effectively depends upon price, frequency, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, reliability, innovative service offerings and the fit within the customer’s overall supply chain.

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

Employees

Donald F. Colleran is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2020, FedEx Express employed approximately 183,000 permanent full-time and approximately 62,000 permanent part-time employees (including approximately 35,000 permanent full-time employees and approximately 8,000 permanent part-time employees at TNT Express).

The pilots of FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect in 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized.

Attempts by other labor organizations to organize certain other groups of FedEx Express employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative of FedEx Express employees (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. For more information, see Item 1A (“Risk Factors”) of this Annual Report. FedEx Express believes its employee relations are excellent.

FedEx Custom Critical

Effective March 1, 2020, FedEx Custom Critical is included in the FedEx Express segment. FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada and Mexico. Among its services are Surface Expedite, providing exclusive-use shipping and time-definite services; Air Expedite, offering an array of expedited air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control or specialized security. Service from FedEx Custom Critical is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments.

FedEx Cross Border

Effective June 1, 2020, FedEx Cross Border is included in the FedEx Express segment. FedEx Cross Border is an e-commerce enabler that provides international cross-border enablement and technology solutions such as duty calculations, package tracking, international shipping costs and currency conversion calculations. Additionally, FedEx Cross Border publishes customs duty and tax information for approximately 200 customs areas worldwide through WorldTariff. The offerings of FedEx Cross Border strategically fit into our global portfolio by allowing us to help retailers and e-tailers reach international e-commerce customers.

FedEx Ground Segment

Overview

By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back guaranteed ground package delivery services. In response to the COVID-19 pandemic, in March 2020 we temporarily suspended our money-back guarantee for all FedEx Ground services. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental U.S. population and overnight service of up to 400 miles to nearly 100% of the continental U.S. population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers.

After expanding operations throughout the FedEx Ground U.S. network to six days per week year-round in 2019, in January 2020, FedEx Ground expanded residential delivery operations to seven days per week year-round for the majority of the U.S. population. In 2021 FedEx Ground will expand seven-day residential delivery coverage to more than 95 percent of the U.S. population.

FedEx Ground continues to improve the speed, reach and service capabilities of its network, by reducing transit time for many of its lanes and introducing and expanding overnight ground service in many metropolitan areas. FedEx Ground’s network expansion has substantially increased the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology and the expansion or relocation of existing hubs and other facilities. FedEx Ground is also making significant operational enhancements to ensure safe and reliable handling of large and heavy items. These changes include designing new facilities, adding equipment to certain facilities and making other operational adjustments. Additionally, FedEx Ground is repurposing FedEx SmartPost facilities for standard or large package sortation, and adding capacity through new regional sort facilities designed to handle shorter zone volumes into certain markets.

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. Sunday delivery is also provided for the majority of the U.S. population. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. The FedEx SmartPost service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address or PO Box in the U.S. Significant progress was made in the integration of FedEx SmartPost packages into the standard FedEx Ground operations in 2020. This transition will be completed in the first half of 2021, generating last mile efficiency through increased delivery density.

FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. By signing up at fedex.com, customers can receive notification of FedEx Ground packages en route to their homes and can choose various delivery options.

Pricing

FedEx Ground periodically publishes updates to the list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. On January 6, 2020, FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. FedEx SmartPost average list prices also increased. FedEx Ground applied peak holiday season surcharges from November 18, 2019 through January 5, 2020 for shipments that required additional handling and from October 21, 2019 through January 5, 2020 for shipments that were oversized or unauthorized. Effective January 20, 2020, FedEx Ground made general changes to surcharge criteria for certain packages that require additional handling. Additionally, in order to manage demand and capacity constraints in connection with the COVID-19 pandemic, on June 8, 2020, FedEx Ground implemented temporary surcharges on FedEx SmartPost and oversized and residential package shipments.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. On March 2, 2020, we updated the tables used to determine our fuel surcharges at FedEx Ground. See the “Results of Operations and Outlook — Consolidated Results —Fuel” section of Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system which consisted of 591 facilities, including 39 hubs, in the U.S. and Canada as of May 31, 2020. FedEx Ground conducts its operations primarily with approximately 77,000 vehicles owned or leased by separate service providers. To provide FedEx Home Delivery service and FedEx SmartPost Service, FedEx Ground leverages its pickup operation and hub and linehaul network.

Advanced automated unloading and sorting technology is used to streamline the handling of millions of packages daily. FedEx Ground yard management systems, which interact with GPS tags on each trailer and create geofences around FedEx Ground facilities, automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination stations for local delivery. Autonomous, driverless technologies enable FedEx Ground to handle large, non-conveyable packages. Software systems and internet-based applications are also deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-shipping tools and solutions, see “FedEx Services Segment — Customer-Driven Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at approximately 14,000 Walgreens, Dollar General, Albertsons and Kroger stores.

As of May 31, 2020, FedEx Ground employed approximately 40,000 permanent full-time and approximately 114,000 permanent part-time employees. During the second half of 2020 and into 2021, we have increased hiring at FedEx Ground to keep pace with demand for residential services caused by the COVID-19 pandemic. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of these service providers is well suited to the needs of the ground delivery business and its customers. During 2020, FedEx Ground completed the previously announced transition to the Independent Service Provider agreement throughout its entire U.S. pickup-and-delivery network.

FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. For a description of these proceedings, see Item 1A (“Risk Factors”) of this Annual Report and Note 18 of the accompanying consolidated financial statements.

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

FedEx Freight Segment

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet supply chain needs, and FedEx Freight Economy, when time can be traded for cost savings. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP Code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority has the fastest published transit times of any nationwide LTL service. Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between Canada and the U.S. In addition, FedEx Freight serves Mexico, Puerto Rico and the U.S. Virgin Islands via alliances. In response to the COVID-19 pandemic, in March 2020 we temporarily suspended our money-back guarantee for all FedEx Freight services.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the internet, e-mail or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server and FedEx Web Services. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada.

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

In 2020, FedEx Freight introduced FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses. FedEx Freight Direct has three service levels to meet speed and budget needs, with the basic service level available to 100 percent of the contiguous U.S. population. Standard and premium service level offerings will be expanded to 90% of the U.S. population in the second half of 2021.

FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100-S Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge and whether the customer charged the shipment to a FedEx account. On January 6, 2020, FedEx Freight implemented a 5.9% average list price increase in certain U.S. and other shipping rates. Effective January 20, 2020, FedEx Freight added a surcharge for shipments originating in or destined to California.

FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. On March 4, 2020, we updated the tables used to determine our fuel surcharges at FedEx Freight. See the “Results of Operations and Outlook — Consolidated Results —Fuel” section of Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

As of May 31, 2020, the FedEx Freight segment was operating approximately 30,000 vehicles from a network of 373 service centers and had approximately 44,000 employees. John A. Smith is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., UPS Freight, Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company) and SAIA, Inc.

In 2014 and 2015, the International Brotherhood of Teamsters (“Teamsters”) petitioned for National Labor Relations Board (“NLRB”) elections at sixteen FedEx Freight facilities. The Teamsters lost the vote or withdrew the petition prior to the election at twelve facilities and won the vote at four facilities. To date, at three of the four FedEx Freight facilities that originally voted for Teamster representation, the Teamsters have either been decertified by employee vote or voluntarily withdrawn as bargaining representative. We are currently bargaining with the union at the other facility. Additionally, in 2019 a union was certified to represent owner-drivers at a FedEx Freight Canada, Corp. facility, and in 2020 those owner-drivers voted to decertify the union.

FedEx Services Segment

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

Rajesh Subramaniam and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2020, the FedEx Services segment had approximately 15,000 employees.

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. Innovation at FedEx is the foundation of our relations with customers. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. Robert B. Carter, Executive Vice President — FedEx Information Services and Chief Information Officer of FedEx, won the 2019 Forbes CIO Innovation Award for the development of FedEx OnSite, our retail convenience network that utilizes third-party retailers such as Walgreens to receive and hold packages for FedEx customers. Additionally, during 2020 we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market and resiliency.

The focal point of our strategy is our award-winning website, together with our customer integrated solutions. The fedex.com website was launched nearly 25 years ago, and during that time, customers have shipped and tracked billions of packages at fedex.com. The fedex.com website is widely recognized for its speed, ease of use and customer-focused features. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments. FedEx Virtual Assistant on fedex.com is an artificial-intelligence-enabled service that provides answers to customer shipping questions, allowing our customer service representatives and sales professionals to focus on higher-value customer interactions. International Shipping Assist on fedex.com uses artificial intelligence to continually improve the process of completing the complicated paperwork required for international shipping. Additionally, our state-of-the-art Packaging Lab designs innovative custom packaging solutions to keep shipments protected through transit, and SenseAware®, a FedEx innovation currently available in 44 markets worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure and shock events.

We stand at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce deliveries. We design our e-commerce tools and solutions to be easily integrated into our customers’ applications, as well as into third-party software developed by leading e-procurement, systems integration and enterprise resource planning companies. In May 2020, we announced a new, multi-year collaboration with Microsoft to transform commerce and enhance FedEx’s global supply chain and logistics network through Microsoft Azure, Microsoft’s intelligent cloud platform. FedEx Surround, the first solution resulting from the collaboration, allows any business to enhance visibility into its supply chain by leveraging data to provide near-real-time analytics into shipment tracking, which will drive more precise logistics and inventory management. FedEx and Microsoft expect to announce additional solutions, including reimagining commerce experiences for businesses to offer consumers more integrated ways to shop, and faster and more efficient deliveries.

Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes. FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns, giving them an easy way to track shipments, manage inventory, analyze returns trends and make more informed decisions based on shoppers’ returns behaviors. In 2020, we expanded FedEx Returns Technology to the Walgreens retail network, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.

In 2019, we expanded e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by FedEx Express, with next-day local delivery and two-day shipping to any address in the continental United States. FedEx Extra Hours, which is currently available to select customers, allows retailers to extend evening order cutoff times by five to eight hours, with some as late as midnight, depending on their current order fulfillment process.

In 2019, we also announced the development through a partnership of the FedEx SameDay Bot, an autonomous delivery device designed to help retailers make same-day and last-mile deliveries to their customers. With the SameDay Bot, retailers will be able to accept orders from nearby customers and deliver them directly to homes or businesses the same day. We began testing the SameDay Bot in select markets in 2020 and are collaborating with companies such as AutoZone, Lowe’s, Pizza Hut, Target, Walgreens and Walmart to help assess retailers’ autonomous delivery needs. In 2020, we announced our collaboration with two business partners to launch a pilot drone delivery service to explore methods of enhancing last-mile residential delivery service.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages, get quick rates and estimated delivery times, quickly find the nearest FedEx location and easily access FedEx Delivery Manager to customize home deliveries. It is available on Android™ and Apple devices. The FedEx mobile website has expanded to more than 195 countries and territories and 34 languages. FedEx Mobile allows customers to track packages, create shipping labels, view account-specific rate quotes and access drop-off location information. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

With the FedEx Office Print Online solution, customers can use their laptops or mobile devices to design their print needs or access their personal cloud accounts, and print directly to any FedEx Office location in the U.S., or have their order delivered right to their door. Customers also have the flexibility of using FedEx Office’s Print & Go solutions to print at self-serve locations from USBs, the cloud or through email. Print & Go solutions allow customers to access files using popular cloud providers Google Drive™, Dropbox, Box, Microsoft OneDrive® and from FedEx Office’s own My Online Documents, making printing easy. Customers can simply email files to printandgo@fedex.com and with the retrieval code they receive they can conveniently print the files at the self-serve kiosks in any FedEx Office location. FedEx Office provides multiple options for customers to choose the best access method they need for quick service or more robust printing projects.

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

Marketing

The FedEx brand name symbolizes outstanding service, reliability and speed. Emphasis is continually placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:

•	The season-long FedExCup competition on the PGA TOUR.

•

The World Golf Championships FedEx St. Jude Invitational, a PGA TOUR event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of four annual World Golf Championships events.

•	FedExField in the Washington, DC area.
•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Cup Series.
•	The UEFA Europa League, Europe’s largest professional club soccer competition comprising 48 teams from 55 European nations that can attempt to qualify each season.
•	ATP Tour men’s professional tennis circuit.
•	FedExForum in Memphis, TN.

Additionally, FedEx is the “Official Delivery Service Sponsor” and “Official Office Services Provider” of the NFL, through which we conduct events and other activities to promote the FedEx Brand, such as the “FedEx Air & Ground®” NFL Players of the Week and Players of the Year Awards.

Information Security

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’ and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations and industry standards — including, for example, the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council, as well as compliance with the Health Insurance Portability and Accountability Act of 1996, which enforces the security and confidentiality of employee health information. For a description of risks related to information security, see Item 1A (“Risk Factors”) of this Annual Report.

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

FedEx Office Operating Segment

As of May 31, 2020, FedEx Office operated approximately 2,200 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service. In response to the COVID-19 pandemic, we have temporarily closed a small number of FedEx Office stores, and are operating other FedEx Office stores at reduced hours. Additionally, in March 2020 we temporarily suspended our money-back guarantee for all same-day FedEx Office services.

The FedEx Office network features retail stores, centralized production centers, corporate on-site print centers, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses and health care campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs. FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. Services include digital printing, professional finishing, document creation, design services, direct mail, signs and graphics, custom-printed boxes, copying, computer rental, free Wi-Fi, corporate print solutions and expedited U.S. passport processing and renewal through a collaboration with a registered U.S. passport agency.

To meet the evolving needs of print customers, FedEx Office has made significant investments in new machines and technology, enhancing capabilities in narrow format color, large format, color management and other technologies. Additional investments in grand format, large format, enhanced finishing and other print capabilities were made in 2020. In June 2020, FedEx Office partnered with a content and creative design platform to form a digital design-to-print marketplace offering millions of images and illustrations, an extensive library of templates and a simple drag-and-drop interface to create custom business materials from fedex.com on any device, with next-day printing on many requests available at FedEx Office stores.

FedEx Office also provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Additionally, FedEx SameDay City is available in over 1,900 cities in 34 markets across the U.S., offering door-to-door residential and business delivery of time-sensitive parcels within hours by FedEx Office uniformed team members in branded FedEx Office delivery vehicles. Increasingly, industries such as health care, life sciences, manufacturing, finance, perishables, travel and automotive are relying on same-day services for critical delivery needs.

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

During 2018, we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide. The agreement is part of the nationwide expansion of the FedEx retail channel, and as of May 31, 2020 we operate over 340 FedEx Office locations inside Walmart stores.

Brian D. Philips is the President and Chief Executive Officer of FedEx Office, which is based in Plano, Texas. As of May 31, 2020, FedEx Office had approximately 15,000 employees.

FedEx Office is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Logistics Operating Segment

The FedEx Logistics operating segment leverages the power of the extensive international FedEx transportation network to provide specialty solutions that complete a simple, seamless and powerful global trade experience for FedEx customers around the world, including customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage; integrated supply chain management solutions through FedEx Supply Chain; and critical inventory and service parts logistics and technology repair through FedEx Forward Depots. Additionally, FedEx Logistics provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism program.

Udo Lange is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee. As of May 31, 2020, the FedEx Logistics organization had approximately 20,000 employees. FedEx Supply Chain has a small number of employees who are members of unions.

FedEx Logistics is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage provides international trade services, specializing in customs brokerage, global ocean and air freight forwarding and managed transportation. Additionally, FedEx Trade Networks Transport & Brokerage provides customs clearance services for FedEx Express at its major U.S. hub facilities.

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. As of May 31, 2020, value-added services of FedEx Trade Networks Transport & Brokerage included approximately 110 freight forwarding offices in 30 countries and Global Trade Data, an information tool that allows customers to track and manage imports. In total, as of May 31, 2020, FedEx Trade Networks Transport & Brokerage had approximately 140 offices in 110 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East and Australia. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With more than 13,000 employees at over 100 facilities as of May 31, 2020, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment and product liquidation.

FedEx Fulfillment is an e-commerce solution that helps small and medium-sized businesses fulfill orders from multiple channels, including websites and online marketplaces, and manage inventory for their retail stores. The FedEx Fulfillment platform is designed to be an easy-to-use and all-in-one logistics solution through which customers have complete visibility into their products, giving them an easy way to track items, manage inventory, analyze trends, and make more informed decisions by better understanding shoppers’ spending behaviors.

FedEx Forward Depots

FedEx Forward Depots has responsibility for critical inventory and service parts logistics and technology repair. FedEx Forward Depots leverages innovative packing solutions and customer-driven design within the structure of FedEx Logistics.

Seasonality

For information on the seasonality of our business, see the “Results of Operations and Outlook — Consolidated Results — Seasonality of Business” section of Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report.

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

See Item 1A (“Risk Factors”) of this Annual Report for discussion of regulations related to pilots, including the proposed pilot flight and duty time regulations, that could affect our business.

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

Environmental. Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. FedEx Express’s aircraft fleet is in compliance with current noise standards of the federal aviation regulations. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express’s aircraft operations in some of the localities where they apply but do not have a material effect in any of FedEx Express’s significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express’s international operations are also subject to noise regulations in certain of the countries in which it operates.

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

In 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting CORSIA, which is a global, market-based measure for purchasing credits to offset carbon dioxide emissions and intended to aid in meeting the ICAO’s goal of carbon-neutral growth starting in calendar 2020 by complementing industry efforts in infrastructure upgrades, technology, operations and sustainable aviation fuel. In June 2018, the ICAO adopted standards pertaining to country-by-country implementation including the collection and reporting of information on international aviation emissions beginning in calendar 2019. In furtherance of these efforts, in March 2019 the FAA issued notice of a CORSIA program permitting U.S. carriers to submit emissions data on a voluntary basis. Data reported will be used to set the initial emissions baseline, and beginning in calendar 2021 carriers subject to the requirements of CORSIA will be responsible for purchasing and retiring carbon credits to offset emissions in excess of the initial baseline. In response to the creation of the CORSIA program, in December 2017, the EU adopted a proposal which indefinitely excludes from the ETS flights operating fully or partly outside the EU and gradually reduces the number of aviation allowances from calendar 2021. The EU has indicated that it will assess CORSIA implementation and determine the future status of the ETS as applied to international aviation to and from the EEA. We expect compliance with CORSIA to increase FedEx operating expenses beginning in calendar 2021. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future and the price of ICAO-eligible emission units or offsets required to be purchased by FedEx.

Additionally, in calendar 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In March 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of current in-production aircraft types from calendar 2023. Additionally, a cutoff date of calendar 2028 for production of aircraft that do not comply with proposed standards was adopted. These standards are considered to be especially stringent for larger aircraft weighing over 60 tons. The calendar 2016 EPA finding is a regulatory prerequisite to the adoption of the new certification standard for new aircraft emissions. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. However, in calendar 2017 the U.S. withdrew from the Paris climate accord, an agreement among 196 countries to reduce GHG emissions, and that withdrawal’s effect on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain. Nevertheless, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

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

Export Controls. In recent years, the U.S. government has increased the number of companies and persons subject to U.S. export control regulations. Such regulations can restrict the types of items that FedEx customers are permitted to ship to certain entities, and in some instances may prohibit FedEx from serving certain entities altogether. Violations of these regulations can result in significant monetary and other penalties. For example, the Export Control Reform Act of 2018 (the “ECRA”) and its implementing regulations, the Export Administration Regulations (the “EARs”), hold carriers such as FedEx strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. Violations of the ECRA can result in criminal penalties of up to $1 million and civil penalties of $305,000 (or twice the value of the transaction) per individual violation. FedEx is investing in improvements and updates to its export control compliance programs. However, the heightened focus on export controls by the U.S. government increases FedEx’s exposure to potential regulatory penalties and could result in higher compliance costs.

During the first quarter of 2020, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce from enforcing prohibitions contained in the EARs against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. Additionally, the China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding its handling of certain packages while attempting to comply with the EARs. FedEx Express has and will continue to fully cooperate with the Chinese authorities on the investigation. For more information, see Item 1A (“Risk Factors”) of this Annual Report.

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

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. In addition, federal and state governmental agencies, such as the National Mediation Board and the NLRB, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. For a description of these potential labor law changes, see Item 1A (“Risk Factors”) of this Annual Report.

Data Protection. Recently, there has been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, including data localization laws that require data to stay within their borders. For more information regarding data protection regulation, see Item 1A (“Risk Factors”) of this Annual Report.

ITEM 1A. RISK FACTORS

We present information about our risk factors on pages 88 through 99 of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2020, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	40	3	43	233,300
Boeing MD11	49	8	57	192,600
Boeing MD10-30	13	—	13	175,900
Boeing MD10-10	12	—	12	137,500
Boeing 767F	86	—	86	127,100
Airbus A300-600	46	22	68	106,600
Boeing B757-200	119	—	119	63,000
ATR-72	21	—	21	17,970
ATR-42	25	—	25	12,070
Cessna 208B	235	—	235	2,830
Total	646	33	679

At May 31, 2020, FedEx Express operated approximately 79,000 vehicles (including approximately 11,000 owner-operated vehicles that support TNT Express) in its global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of July 16, 2020, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F(1)	Total
2021	—	4	18	2	24
2022	9	7	11	5	32
2023	12	6	13	2	33
2024	12	6	4	4	26
2025	12	6	—	2	20
Thereafter	5	1	—	—	6
Total	50	30	46	15	141
(1)	As of July 16, 2020, our obligation to purchase six B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

As of May 31, 2020, we had $633 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities

At May 31, 2020, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Year
Primary
Memphis, Tennessee	800	3,607,973	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana	482	2,509,000	184,000	Indianapolis Airport Authority	2054
Miami, Florida(2)	29	143,322	7,000	Aero Miami FX, LLC	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2021
Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	448,935	63,000	City of Oakland	2036
Greensboro, N. Carolina	165	593,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	23,000	City of Chicago	2028
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2021/2025(3)
International
Anchorage, Alaska(4)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(5)	111	1,238,000	63,000	Aeroports de Paris	2048
Cologne, Germany(5)	11	325,000	20,000	Cologne Bonn Airport	2040
Guangzhou, China(6)	155	873,006	56,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(6)	17	425,206	9,000	Kansai Airports	2024
(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Latin America and the Caribbean.
(3)	Property is held under two separate leases — the lease for the sorting and handling facility expires in 2021, and the lease for the ramp expansion expires in 2025.
(4)	Handles international express package and freight shipments to and from Asia, Europe and North America.
(5)	Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(6)	Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.

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

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. As of May 31, 2020, FedEx Express owned or leased 651 facilities for city station operations in the U.S. In addition, 517 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2020, TNT Express had over 1,000 facilities worldwide, including road hubs, air hubs, depots and office facilities. These facilities are strategically located to cover the geographic areas served by TNT Express.

As of May 31, 2020, FedEx Express had approximately 35,000 Drop Boxes. FedEx Express customers can also ship from approximately 24,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 23,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate headquarters are located in the Pittsburgh, Pennsylvania area. As of May 31, 2020, FedEx Ground owned or leased 591 facilities, including 39 hubs. In addition, approximately 77,000 vehicles owned or leased by service providers support FedEx Ground’s business. Of the 428 facilities that supported FedEx Home Delivery as of May 31, 2020, 400 were co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 39 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 483,000 square feet and range in size from approximately 107,000 to 1,054,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2020, FedEx Freight operated approximately 30,000 vehicles and 373 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

The FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of nearly 4,900 franchised and independent “pack and ship” retail locations. Additionally, FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at Office Depot and OfficeMax retail locations (approximately 1,300 locations).

FedEx Office Operating Segment

FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2020, FedEx Office operated approximately 2,200 customer-facing stores and 31 centralized production centers. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities and corporate campuses, with the remainder generally located in strip malls, office buildings and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size. In response to the COVID-19 pandemic, we have temporarily closed a small number of FedEx Office stores, and are operating other FedEx Office stores at reduced hours.

During 2018, we entered into an agreement to place up to 500 new FedEx Office locations within select U.S. Walmart stores nationwide. As of May 31, 2020, we operate over 340 FedEx Office locations inside Walmart stores.

FedEx Logistics Operating Segment

FedEx Logistics’ corporate headquarters are located in Memphis, Tennessee. As of May 31, 2020, FedEx Trade Networks Transport & Brokerage had approximately 140 offices in 110 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America and the Middle East. In addition, as of May 31, 2020, FedEx Supply Chain had approximately 110 facilities through which it operates its supply chain logistics services.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of certain pending legal proceedings, see Note 18 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers and all persons chosen to become executive officers of FedEx is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman of the Board and Chief Executive Officer and Director	75

Chairman of the Board and Chief Executive Officer of FedEx since January 1998; Chairman of the Board of FedEx Express since 1975; President of FedEx from January 1998 to January 2017; Chairman of the Board, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Mark R. Allen Executive Vice President, General Counsel and Secretary	64

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

Jill C. Brannon Executive Vice President — Chief Sales Officer	57

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

Brie A. Carere Executive Vice President — Chief Marketing and Communications Officer	42

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

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	61

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

Donald F. Colleran President and Chief Executive Officer, FedEx Express	64

President and Chief Executive Officer of FedEx Express since March 2019; Executive Vice President — Chief Sales Officer of FedEx from January 2017 to March 2019; Executive Vice President — Global Sales of FedEx Services from 2006 to January 2017; Senior Vice President — International Sales from 2003 to 2006; Senior Vice President — Canada of FedEx Express from 2000 to 2003; Vice President — Sales/APAC from 1997 to 2000; and various management positions in sales with FedEx Express from 1989 to 1997. Mr. Colleran serves as a director of ABM Industries Incorporated, a provider of integrated facility solutions, and as a director of EastGroup Properties, Inc., an equity real estate investment trust.

Name and Office	Age	Positions and Offices Held and Business Experience
Alan B. Graf, Jr. Executive Vice President and Chief Financial Officer	66

Executive Vice President and Chief Financial Officer of FedEx since January 1998; Executive Vice President and Chief Financial Officer of FedEx Express from February 1996 to January 1998; Senior Vice President and Chief Financial Officer of FedEx Express from December 1991 to February 1996; Vice President and Treasurer of FedEx Express from August 1987 to December 1991; and various management positions in finance and a senior financial analyst at FedEx Express from 1980 to 1987. Mr. Graf will serve as Chief Financial Officer through September 21, 2020 and remain at FedEx as Executive Vice President and Senior Advisor until his retirement on December 31, 2020. He serves as a director of Mid-America Apartment Communities, Inc., a multifamily-focused real estate investment trust, and as a director of NIKE, Inc., a designer, developer and marketer of athletic footwear, apparel, equipment, accessories and services worldwide.

Michael C. Lenz Executive Vice President and Chief Financial Officer—Elect	56

Mr. Lenz will succeed Mr. Graf as Executive Vice President and Chief Financial Officer of FedEx effective September 22, 2020; Executive Vice President and Chief Financial Officer—Elect of FedEx since June 2020; Corporate Vice President and Treasurer of FedEx from February 2012 to May 2020; Staff Vice President—Strategic Finance of FedEx from 2010 to February 2012; Vice President—Finance of FedEx Office from 2005 to 2010; and various positions in several finance and commercial areas including investor relations, financial planning and analysis, international planning and fleet planning at American Airlines, Inc. from 1994 to 2005.

Henry J. Maier President and Chief Executive Officer, FedEx Ground	66

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

John A. Smith President and Chief Executive Officer, FedEx Freight Corporation	58

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

Rajesh Subramaniam President and Chief Operating Officer and Director	54

President and Chief Operating Officer of FedEx since March 2019 and director of FedEx since January 2020; President and Chief Executive Officer of FedEx Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; and various management and marketing analyst positions at FedEx Express from 1991 to 1999. Mr. Subramaniam serves as a director of First Horizon National Corporation, a financial services holding company.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer or person chosen to become an executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting in his or her official capacity, pursuant to which any executive officer or person chosen to become an executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx, or any person nominated or chosen to become a director or executive officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 16, 2020, there were 11,643 holders of record of our common stock.

We expect to continue to pay regular quarterly cash dividends, though each quarterly dividend payment is subject to review and approval by our Board of Directors. We evaluate our dividend payment amount on an annual basis.

During the fourth quarter of 2020, we amended our amended and restated $2.0 billion five-year credit agreement and $1.5 billion 364-day credit agreement (together, the “Credit Agreements”) to, among other things, temporarily restrict us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share and repurchasing any shares of our common stock between May 27, 2020 and May 31, 2021. See Note 6 of the accompanying consolidated financial statements for additional information regarding the amendments to the Credit Agreements. There are no other material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

We did not repurchase any shares of FedEx common stock during the fourth quarter of 2020. On January 26, 2016, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of July 16, 2020, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying consolidated financial statements for further discussion.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data as of and for the five years ended May 31, 2020 is presented on pages 149 through 150 of this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Management’s discussion and analysis of results of operations and financial condition is presented on pages 55 through 100 of this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and qualitative information about market risk is presented on page 148 of this Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 20, 2020 thereon, are presented on pages 106 through 147 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2020 (the end of the period covered by this Annual Report).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting is presented on page 101 of this Annual Report. The report of Ernst & Young LLP with respect to our internal control over financial reporting is presented on page 102 of this Annual Report.

Changes in Internal Control Over Financial Reporting

In the first quarter of 2020, we adopted Accounting Standards Update 2016-02, Leases (Topic 842), and began implementing new systems and internal controls in conjunction with the new lease standard. In addition, during the second quarter of 2020, we began implementing new internal controls in conjunction with the migration to an enterprise resource planning cloud-based financial system. During the fourth quarter of 2020, the majority of our accounting, finance and legal employees began working remotely due to the COVID-19 pandemic, and the majority of such employees continue to work remotely.

During our fiscal quarter ended May 31, 2020, no change occurred in our internal control over financial reporting, including the new controls and developments described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Retirement of Director

On July 17, 2020, John A. Edwardson provided notice of his decision to retire from the Board of Directors of FedEx, effective immediately before the next annual meeting of FedEx’s stockholders on September 21, 2020, and not stand for reelection. Mr. Edwardson has served with distinction on the FedEx Board since 2003.

Compensatory Arrangements of Certain Officers

On July 17, 2020, the Compensation Committee of the Board of Directors of FedEx, upon the recommendation of the Chairman of the Board and Chief Executive Officer, approved the payment of a discretionary cash bonus of $575,000 to Alan B. Graf, Jr., FedEx’s Executive Vice President and Chief Financial Officer, in recognition of Mr. Graf’s outstanding leadership during the COVID-19 pandemic.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on September 21, 2020, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in Part I, Item 1 of this Annual Report under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on September 21, 2020, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on September 21, 2020, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on September 21, 2020, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2020 and 2019 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2020 annual meeting of stockholders, which will be held on September 21, 2020, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 20, 2020 thereon, are listed on page 54 and presented on pages 106 through 147 of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 20, 2020 thereon, is presented on pages 151 through 152 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

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

4.14	Form of 3.200% Note due 2025. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.15	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.16	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.17	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.18

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.19

Supplemental Indenture No. 1, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.20	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.21

Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.22	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.23	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.24

Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.25	Form of 1.000% Note due 2023. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.26	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.27

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.28	Form of 3.300% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.29	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.30

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.31	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.32	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.33

Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.34	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.35	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.36

Supplemental Indenture No. 7, dated as of January 16, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.37	Form of 3.400% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 16, 2019, and incorporated herein by reference.)

4.38

Supplemental Indenture No. 8, dated as of January 18, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

4.39	Form of 0.700% Note due 2022. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 18, 2019, and incorporated herein by reference.)

4.40

Supplemental Indenture No. 9, dated as of July 24, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.41	Form of 3.100% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.42

Supplemental Indenture No. 10, dated as of August 5, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.43	Form of 0.450% Note due 2025. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.44	Form of 1.300% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.45

Supplemental Indenture No. 11, dated as of April 7, 2020, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.46	Form of 3.800% Note due 2025. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.47	Form of 4.250% Note due 2030. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.48	Form of 5.250% Note due 2050. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

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

†10.12

Twelfth Amendment dated April 9, 2019 (but effective as of April 1, 2019) to the Composite Lease Agreement. (Filed as Exhibit 10.12 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

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

*10.32

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

†^10.40

Letter Agreement dated as of July 9, 2019, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.41

Letter Agreement dated as of December 19, 2019, amending the Boeing 777 Freighter Purchase Agreement and the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). (Filed as Exhibit 10.8 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.42

Letter Agreement dated as of February 7, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.9 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.43

Supplemental Agreement No. 32 (and related side letters) dated as of February 28, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.10 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.44	The Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.45

Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.46

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

*10.49

Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.50

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

*10.52

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.53

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.54

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.55

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.40 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.56

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.57

Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.58

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.59

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.60

Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2

Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.61

Letter Agreement dated as of July 9, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.62

Supplemental Agreement No. 13 dated as of September 4, 2019, amending the Boeing 767-3S2 Freighter Purchase

Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.63

Letter Agreement dated as of December 19, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.11 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.64

Letter Agreement dated as of January 30, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.65

Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

U.S. Postal Service Agreements

*10.66

Transportation Agreement dated April 23, 2013 between the USPS and FedEx Express (the “USPS Transportation Agreement”). (Filed as Exhibit 10.52 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.67	Amendment dated May 28, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.53 to FedEx’s FY13 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.68	Amendment dated June 24, 2013, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.69

Amendment dated October 15, 2013 (but effective as of September 30, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

10.70

Amendment dated October 15, 2013 (but effective as of October 10, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY14 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.71

Amendment dated November 7, 2013 (but effective as of October 1, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.72

Amendment dated November 7, 2013 (but effective as of December 15, 2013), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Second Quarter Report on Form 10-Q/A (Amendment No. 1), and incorporated herein by reference.)

*10.73

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

*10.76

Amendment dated March 27, 2014 (but effective as of February 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.39 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.77

Amendment dated March 27, 2014 (but effective as of March 3, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.40 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.78

Amendment dated April 16, 2014 (but effective as of March 31, 2014), amending the USPS Transportation Agreement. (Filed as Exhibit 10.41 to FedEx’s FY14 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.79

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

*10.81

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

*10.91

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

10.101	Amendment dated September 1, 2015, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

*10.104

Amendment dated November 9, 2015 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.105	Amendment dated January 12, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.106	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.107	Amendment dated January 28, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.108

Amendment dated January 29, 2016 (but effective as of January 31, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.109	Amendment dated February 11, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.110

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

*10.113	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.83 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.114	Amendment dated March 7, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.84 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.115

Amendment dated March 7, 2016 (but effective as of November 28, 2015), amending the USPS Transportation Agreement. (Filed as Exhibit 10.85 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.116

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.86 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.117

Amendment dated April 5, 2016 (but effective as of January 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.87 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.118

Amendment dated April 11, 2016 (but effective as of February 1, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.88 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.119

Amendment dated April 11, 2016 (but effective as of February 29, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.89 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.120

Amendment dated April 12, 2016 (but effective as of April 4, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.90 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.121

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

*10.124	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.125	Amendment dated June 20, 2016, amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

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

*10.144

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.145

Amendment dated December 1, 2016 (but effective as of November 21, 2016), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.146

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

*10.152

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

*10.154

Amendment dated April 17, 2017 (but effective as of April 3, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.130 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.155

Amendment dated May 18, 2017 (but effective as of January 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.131 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.156

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

10.172

Amendment dated November 7, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.173

Amendment dated November 7, 2017 (but effective as of October 30, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.174

Amendment dated December 8, 2017 (but effective as of August 28, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.175

Amendment dated December 8, 2017 (but effective as of November 27, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.176

Amendment dated December 8, 2017 (but effective as of October 2, 2017), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.177

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

*10.182

Amendment dated March 20, 2018 (but effective as of February 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.163 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.183

Amendment dated March 21, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.164 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.184

Amendment dated April 10, 2018 (but effective as of January 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.165 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.185

Amendment dated May 17, 2018 (but effective as of April 2, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.166 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.186

Amendment dated May 17, 2018 (but effective as of April 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.167 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.187

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

*10.202

Amendment dated October 26, 2018 (but effective as of July 30, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.10 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.203

Amendment dated November 20, 2018 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.11 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.204

Amendment dated December 11, 2018 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.205

Amendment dated December 20, 2018 (but effective as of September 3, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.206

Amendment dated December 20, 2018 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.207

Amendment dated January 3, 2019 (but effective as of October 1, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.208

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.209

Amendment dated January 15, 2019 (but effective as of October 29, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.210

Amendment dated January 29, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.211

Amendment dated February 7, 2019 (but effective as of November 26, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.212

Amendment dated April 16, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.202 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.213

Amendment dated April 16, 2019 (but effective as of December 31, 2018), amending the USPS Transportation Agreement. (Filed as Exhibit 10.203 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.214

Amendment dated May 14, 2019 (but effective as of March 4, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.204 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.215

Amendment dated May 14, 2019 (but effective as of January 28, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.205 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.216

Amendment dated June 7, 2019 (but effective as of May 24, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.217

Amendment dated June 11, 2019 (but effective as of April 1, 2019), amending the USPS Transportation Agreement.  (Filed as Exhibit 10.2 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.218

Amendment dated July 16, 2019 (but effective as of March 4, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.219

Amendment dated July 16, 2019 (but effective as of April 29, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.220

Amendment dated September 19, 2019 (but effective as of April 1, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.221

Amendment dated October 8, 2019 (but effective as of June 3, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.222

Amendment dated October 22, 2019 (but effective as of April 29, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.223

Amendment dated November 5, 2019 (but effective as of July 1, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.224

Amendment dated November 18, 2019 (but effective as of June 3, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.225

Amendment dated December 5, 2019 (but effective as of July 29, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.1 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.226

Amendment dated December 5, 2019 (but effective as of September 2, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.2 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.227

Amendment dated December 5, 2019 (but effective as of September 30, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.3 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.228

Amendment dated December 18, 2019 (but effective as of July 1, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.4 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.229

Amendment dated January 28, 2020 (but effective as of July 29, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.5 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.230

Amendment dated February 4, 2020 (but effective as of September 2, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.231

Amendment dated February 11, 2020 (but effective as of September 30, 2019), amending the USPS Transportation Agreement. (Filed as Exhibit 10.7 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^**10.232	Amendment dated March 6, 2020 (but effective as of November 24, 2019), amending the USPS Transportation Agreement.

†^**10.233	Amendment dated April 1, 2020 (but effective as of November 4, 2019), amending the USPS Transportation Agreement.

†^**10.234	Amendment dated April 1, 2020 (but effective as of December 2, 2019), amending the USPS Transportation Agreement.

†^**10.235	Amendment dated April 1, 2020 (but effective as of January 6, 2020), amending the USPS Transportation Agreement.

†^**10.236	Amendment dated April 1, 2020 (but effective as of February 3, 2020), amending the USPS Transportation Agreement.

†^**10.237	Amendment dated April 1, 2020 (but effective as of March 2, 2020), amending the USPS Transportation Agreement.

†^**10.238	Amendment dated April 14, 2020 (but effective as of November 4, 2019), amending the USPS Transportation Agreement.

†^**10.239	Amendment dated May 18, 2020 (but effective as of December 2, 2019), amending the USPS Transportation Agreement.

Financing Agreements

†**10.240

Amended and Restated Five-Year Credit Agreement dated as of March 17, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions (the “Five-Year Credit Agreement”).

†**10.241

364-Day Credit Agreement dated as of March 17, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions (the “364-Day Credit Agreement”).

**10.242	First Amendment dated as of May 27, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions, amending the Five-Year Credit Agreement.

**10.243	First Amendment dated as of May 27, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions, amending the 364-Day Credit Agreement.

Management Contracts/Compensatory Plans or Arrangements

10.244	FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.245

Form of Stock Option Agreement pursuant to the FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.246

Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.247	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.248

Amendment to the FedEx Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.249

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.250

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.251

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.252

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.253

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.254

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.255

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.256

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.257

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.258

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.259

FedEx 2019 Omnibus Stock Incentive Plan (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.260

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.261

Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.262

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.263

Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.264

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.265	Amended and Restated FedEx Retirement Parity Pension Plan, effective January 1, 2020. (Filed as Exhibit 10.14 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.266	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.267	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.268

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Mark R. Allen, Jill C. Brannon, Brie A. Carere, Robert B. Carter, Donald F. Colleran, Alan B. Graf, Jr., Henry J. Maier, John A. Smith and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

**21	Subsidiaries of Registrant.

**22	List of Guarantor Subsidiaries.

**23	Consent of Independent Registered Public Accounting Firm.

**24	Powers of Attorney (presented on the signature pages of this Annual Report).

**31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

**104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

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

†

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

FEDEX CORPORATION

Dated: July 20, 2020	By:	/s/ Frederick W. Smith
Frederick W. Smith
Chairman and Chief Executive Officer

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Frederick W. Smith, Michael C. Lenz and John L. Merino, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Frederick W. Smith	Chairman and Chief Executive	July 20, 2020
Frederick W. Smith	Officer and Director (Principal Executive Officer)

/s/ Alan B. Graf, Jr.	Executive Vice President and	July 20, 2020
Alan B. Graf, Jr.	Chief Financial Officer (Principal Financial Officer)

/s/ John L. Merino	Corporate Vice President and Principal	July 20, 2020
John L. Merino	Accounting Officer (Principal Accounting Officer)

/s/ John A. Edwardson	Director	July 20, 2020
John A. Edwardson

/s/ Marvin R. Ellison	Director	July 20, 2020
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 20, 2020
Susan Patricia Griffith

/s/ John C. (“Chris”) Inglis	Director	July 20, 2020
John C. (“Chris”) Inglis

/s/ Kimberly A. Jabal	Director	July 20, 2020
Kimberly A. Jabal

/s/ Shirley Ann Jackson	Director	July 20, 2020
Shirley Ann Jackson

Signature	Capacity	Date

/s/ R. Brad Martin	Director	July 20, 2020
R. Brad Martin

/s/ Joshua Cooper Ramo	Director	July 20, 2020
Joshua Cooper Ramo
/s/ Susan C. Schwab	Director	July 20, 2020
Susan C. Schwab

/s/ David P. Steiner	Director	July 20, 2020
David P. Steiner

/s/ Rajesh Subramaniam	Director	July 20, 2020
Rajesh Subramaniam

/s/ Paul S. Walsh	Director	July 20, 2020

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

ORGANIZATION OF INFORMATION

Our MD&A is composed of three major sections: Results of Operations and Outlook, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2020 results compared to 2019 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2021. Discussion and analysis of 2018 results and year-over-year comparisons between 2019 results and 2018 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report for the year ended May 31, 2019.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2021) for each of our transportation segments.
•

Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows, our financial commitments and our liquidity outlook for 2021.

•

Critical accounting estimates discusses those financial statement elements that we believe are most important to understanding the material judgments and assumptions incorporated in our financial results.

•	We conclude with a discussion of risks and uncertainties that may impact our financial condition and operating results.

DESCRIPTION OF BUSINESS SEGMENTS

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

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments. The operating costs of the FedEx Services segment are allocated to the business units it serves. See “Reportable Segments” for further discussion and refer to “Item 1. Business” for a more detailed description of each of our operating companies.

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2020 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2020(1)	2019(1)	Percent Change
Consolidated revenue	$69,217	$69,693	(1)
Operating income (loss):
FedEx Express segment	996	2,176	(54)
FedEx Ground segment	2,014	2,663	(24)
FedEx Freight segment	580	615	(6)
Corporate, other and eliminations	(1,173)	(988)	(19)
Consolidated operating income	2,417	4,466	(46)
Operating margin:
FedEx Express segment	2.8%	5.8%	(300)	bp
FedEx Ground segment	8.9%	13.0%	(410)	bp
FedEx Freight segment	8.2%	8.1%	10	bp
Consolidated operating margin	3.5%	6.4%	(290)	bp
Consolidated net income	$1,286	$540	138
Diluted earnings per share	$4.90	$2.03	141

The following table shows changes in revenue and operating results by reportable segment for 2020 compared to 2019 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
FedEx Express segment	$(1,818)	$(1,180)
FedEx Ground segment	2,211	(649)
FedEx Freight segment	(480)	(35)
FedEx Services segment	—	—
Corporate, other and eliminations	(389)	(185)
	$(476)	$(2,049)
(1)	The following is a summary of the effects of the (costs) benefits of certain key items affecting our financial results (in millions) for the years ended May 31:
	2020	2019
Items affecting Operating Results:
Goodwill and other asset impairment charges	$(435)	$—
TNT Express integration expenses	(270)	(388)
Business realignment costs	—	(320)
Litigation and legal matters	—	(46)
	$(705)	$(754)

Item affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustment, net of tax	$(583)	$(2,981)

Overview

During 2020, an outbreak of a new strain of coronavirus (“COVID-19”) was declared a pandemic by the World Health Organization. The COVID-19 pandemic had a negative impact on the demand for our commercial services during 2020 due to its disruption of global manufacturing, supply chains and consumer spending. In addition, the COVID-19 pandemic and ongoing trade disputes have significantly increased economic and demand uncertainty. The various stay-at-home orders and shut down of commercial activities in major markets around the world also led to unprecedented demand for residential delivery services, rivaling our peak holiday season traffic. We incurred increased costs associated with this demand and lower composite yields than our typical volume. The length and severity of the impact to our results is currently uncertain, although we are beginning to see some signs of improvement in commercial activity. See “Impact of the COVID-19 Pandemic” below for more information.

Weaker global economic conditions, including the impact of the COVID-19 pandemic, negatively impacted our results in 2020. In addition, our results in 2020 were negatively impacted by the elimination of business from a large customer, higher self-insurance accruals, increased costs to expand services, the continued mix shift to lower-yielding services and a more competitive pricing environment. These factors were partially offset by residential delivery volume growth at FedEx Ground and increased yields at FedEx Freight. Lower variable incentive compensation expenses benefited our results by approximately $320 million in 2020. We recognized $369 million ($366 million, net of tax, or $1.40 per diluted share) of goodwill and other asset impairment charges associated with the FedEx Office and Print Services, Inc. (“FedEx Office”) and FedEx Logistics, Inc. (“FedEx Logistics”) operating segments in the fourth quarter of 2020. Our 2020 results also include $66 million ($50 million, net of tax, or $0.19 per diluted share) of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

Consolidated net income in 2020 includes a pre-tax noncash loss of $794 million ($583 million, net of tax, or $2.22 per diluted share) associated with our fourth quarter MTM retirement plans accounting adjustment. See the “Retirement Plans MTM Adjustment” section of this MD&A and Note 13 of the accompanying consolidated financial statements. Consolidated net income for 2020 also includes a tax benefit of $133 million ($0.51 per diluted share) from the reduction of a valuation allowance on certain foreign tax loss carryforwards, a tax benefit of $71 million ($0.27 per diluted share) related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which allows tax losses to be offset against income from prior years that was taxed at higher rates. Additionally, consolidated net income for 2020 includes a tax expense of $51 million ($0.19 per diluted share) due to a change in deferred tax balances related to future foreign tax credits from our international structure. See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

We incurred TNT Express integration expenses totaling $270 million ($209 million, net of tax, or $0.80 per diluted share) in 2020, a decrease of $118 million from 2019. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express (acquired in fiscal year 2016), including professional and legal fees, salaries and wages, travel and advertising expenses. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were recognized at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Impact of the COVID-19 Pandemic

Business-to-business demand across all of our businesses was negatively impacted by the COVID-19 pandemic in 2020. We began to experience business impacts from the COVID-19 pandemic as early as January 2020 when transpacific traffic was affected by the shutdowns in China and the curtailment of commercial air flights. While commercial volumes were down due to business closures across the world, FedEx Ground residential delivery volumes increased to seasonal peak levels during the fourth quarter of 2020 due to stay-at-home orders and other pandemic responsive measures. The shift in mix negatively impacted operating margins and operating results. In addition, the COVID-19 pandemic negatively impacted FedEx Office’s operating performance during 2020, and store closures resulting from the pandemic contributed to the FedEx Office goodwill impairment charge recorded in 2020. See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

During 2020, we incurred approximately $125 million of increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers as we continue to provide essential services during the COVID-19 pandemic. Additionally, in response to the COVID-19 pandemic, we (i) increased hiring at FedEx Ground to keep pace with increased demand for residential services and (ii) increased transpacific and charter flight hours to align capacity with demand at FedEx Express. See Part 1, Item 1 of this Annual Report under the caption “COVID-19 Pandemic” for more information.

We remain committed to assisting our customers as they work to manage their supply chains and inventories. Additionally, we are capitalizing on the opportunity to deliver higher-yielding shipments due to the capacity reductions in Asia. We are at the same time seeking to mitigate the impact of the COVID-19 pandemic on our financial position and operations by continuing to implement our transformation initiatives.

We have also taken the following actions to improve liquidity and strengthen our financial position.

•

Reduced expected 2021 capital expenditures by approximately $1.0 billion from the prior year, including decreasing spending on vehicles and trailers, delaying facility expansions and postponing certain information technology initiatives.

•

Implemented temporary surcharges on all oversized and residential U.S. domestic FedEx Express and FedEx Ground packages, effective June 8, 2020, and on international package and airfreight shipments, effective April 6, 2020, at FedEx Express. We also temporarily suspended money-back guarantees for all FedEx Express, FedEx Ground, FedEx Freight and same-day FedEx Office services.

•	Suspended voluntary pension funding in 2021.

•

Revised the terms of our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and our $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”) to further enhance our financial flexibility. Additionally, we issued $3.0 billion of senior unsecured debt under our shelf registration statement in April 2020. See Note 6 of the accompanying consolidated financial statements for additional information.

•

Deferred payment of the employer portion of social security taxes through December 31, 2020, as provided by the CARES Act, which was enacted on March 27, 2020. This is expected to provide us with approximately $625 million of additional liquidity during 2020 and 2021.

•

Reduced our aviation excise taxes as provided by the CARES Act, which is expected to benefit 2021 by approximately $110 million to $160 million, depending upon the timing and pace of an economic recovery and return to pre-COVID-19 pandemic shipping volumes. We recognized a $37 million benefit for the two-month period this excise tax holiday was in effect during the fourth quarter of 2020.

•	Lowered our 2021 cash outflows for income taxes under the CARES Act. See Note 12 of the accompanying consolidated financial statements for more information related to such provisions.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)

International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.

(2)	International average daily freight pounds relate to our international priority, economy and airfreight services.

The following graphs for FedEx Express, FedEx Ground and FedEx Freight show selected yield trends for the years ended May 31:

(1)	International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)	International freight revenue per pound relates to our international priority, economy and airfreight services.

Revenue

Revenue decreased 1% in 2020 primarily due to the elimination of business from a large customer and the impact from macroeconomic weakness, including the impact of the COVID-19 pandemic. Even though our revenue and operating income comparisons were negatively affected by the elimination of business from a large customer, our customer base is diverse and no one customer comprises more than 3% of our consolidated revenue. In addition, lower fuel surcharges at all transportation segments negatively impacted revenue in 2020. These items were partially offset by residential delivery volume growth at FedEx Ground, including the sharp increase in demand resulting from the stay-at-home orders and other responsive measures caused by the COVID-19 pandemic.

We implemented average list price increases at the beginning of the calendar year at each of our transportation segments. Some customers have contracts that are not subject to these general rate increases. We also implemented temporary surcharges on oversize, residential and international shipments in response to the COVID-19 pandemic.

At FedEx Ground, revenue increased 11% in 2020 due to residential delivery volume growth, partially offset by the decline in commercial delivery volume and the elimination of business from a large customer. Revenue at FedEx Express decreased 5% in 2020 primarily due to lower package revenue as a result of the elimination of business from a large customer and the impact of the COVID-19 pandemic. In addition, unfavorable exchange rates and lower freight revenue negatively impacted revenue in 2020. FedEx Freight revenue decreased 6% in 2020 due to decreased average daily shipments, partially offset by higher revenue per shipment.

Goodwill and Other Asset Impairment Charges

In 2020, we recorded $358 million of goodwill impairment charges, of which $348 million was associated with FedEx Office and the remainder at FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). As a result, the goodwill attributed to each of these reporting units has been fully impaired. The COVID-19 pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020 and is expected to continue to negatively impact its near-term operating performance. We also recorded $11 million of other asset impairment charges at the FedEx Logistics operating segment.

In 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in 2020. Seven of these aircraft were temporarily idled. For additional information regarding these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 4 of the accompanying consolidated financial statements.

Business Realignment Costs

During 2019, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 1,500 employees left the Company. Costs of the benefits provided under the U.S.-based voluntary employee buyout program were recognized in 2019 when eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $50 million in 2020 and $220 million in 2019.

Lease Accounting Change

Effective June 1, 2019, we adopted new accounting guidance that had a material impact on our balance sheet but did not materially impact consolidated operating results and had no impact on operating cash flows. In order to properly align the lease and rental expenses to the appropriate line items in accordance with the new standard, a reclassification from other operating expense to rentals and landing fees of approximately $181 million and maintenance and repairs expense to rentals and landing fees of approximately $49 million was made. Such reclassifications are excluded from the year-over-year expense change discussion below and in each transportation segment’s results. See Note 2 of the accompanying consolidated financial statements for a discussion of the adoption of the accounting guidance.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent	Percent of Revenue
	2020(1)	2019(1)	Change	2020(1)	2019(1)
Operating expenses:
Salaries and employee benefits	$25,031	$24,776	1	36.2%	35.6%
Purchased transportation	17,466	16,654	5	25.2	23.9
Rentals and landing fees	3,712	3,360	10	5.4	4.8
Depreciation and amortization	3,615	3,353	8	5.2	4.8
Fuel	3,156	3,889	(19)	4.6	5.6
Maintenance and repairs	2,893	2,834	2	4.2	4.0
Goodwill and other asset impairment charges(2)	435	—	NM	0.6	—
Business realignment costs(3)	—	320	NM	—	0.5
Other(4)	10,492	10,041	4	15.1	14.4
Total operating expenses	66,800	65,227	2	96.5	93.6
Total operating income	$2,417	$4,466	(46)	3.5%	6.4%

(1)	Includes TNT Express integration expenses of $270 million in 2020 and $388 million in 2019.
(2)	Includes goodwill and other asset impairment charges in 2020 associated with the FedEx Office, FedEx Express and FedEx Logistics operating segments.
(3)	Includes costs associated with our U.S.-based voluntary employee buyout program in 2019.
(4)	Other expenses in 2019 include $46 million of costs incurred in connection with the settlement of a legal matter involving FedEx Ground.

Our results declined in 2020 primarily due to weaker global economic conditions, including the impact of the COVID-19 pandemic, the elimination of business from a large customer, higher self-insurance accruals and increased costs to expand services. Self-insurance costs were higher primarily due to increased costs associated with vehicle accidents at FedEx Ground. The rising cost of vehicle accidents is occurring throughout the transportation industry as reflected in the rise of third-party insurance rates. We have prioritized incremental investments in safety technology to address these trends. In addition, continued mix shift to lower-yielding services and a more competitive pricing environment negatively impacted our results during 2020. These factors were partially offset by residential delivery volume growth at FedEx Ground and increased yields at FedEx Freight in 2020. The year-over-year variable incentive compensation expense benefited operating income by approximately $320 million in 2020. We recognized $369 million ($366 million, net of tax, or $1.40 per diluted share) of goodwill and other asset impairment charges associated with the FedEx Office and FedEx Logistics operating segments in the fourth quarter of 2020. Additionally, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express.

Purchased transportation costs increased 5% in 2020 primarily due to higher volumes and increased contractor settlement rates at FedEx Ground, including expanding residential delivery to seven days per week year-round. These items were partially offset by lower volumes, including the impact of the COVID-19 pandemic at FedEx Express and FedEx Freight, favorable exchange rates at FedEx Express and lower utilization of third-party transportation providers at FedEx Freight. Other operating expense increased 4% in 2020 primarily due to higher self-insurance accruals, increased costs associated with the COVID-19 pandemic, higher bad debt expense and higher outside service contract expense. Depreciation and amortization expense increased 8% in 2020 primarily due to continued strategic investment programs at all of our transportation segments.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the years ended May 31:

Fuel expense decreased 19% during 2020 due to decreased fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2020 and 2019 in the accompanying discussions of each of our transportation segments.

Most of our fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks.

The manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 70% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Risk Factors” below.

We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments. The net impact of fuel on operating income described below and for each segment below does not include the impact from these ordinary-course table changes.

The net impact of fuel had a slight benefit to operating income in 2020 as decreased fuel prices outpaced lower fuel surcharges.

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

Other Income and Expense

Interest expense increased $84 million in 2020 primarily due to debt issuances during the year.

Retirement Plans MTM Adjustment

We incurred a pre-tax noncash MTM net loss of $794 million in 2020 ($583 million, net of tax, or $2.22 per diluted share) and a net loss of $3.9 billion in 2019 ($3.0 billion, net of tax, or $11.22 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the measurement of plan assets and liabilities. The net loss in 2020 is attributable to a significantly lower discount rate, partially offset by higher than expected asset returns. The net loss in 2019 is attributable to a significantly lower discount rate, changes in actuarial estimates regarding rates of retirement, disability and salary increases and lower than expected asset returns. For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Income Taxes

The following table sets forth our income tax expense (benefit) (dollars in millions) and effective tax rates for the years ended May 31:

	2020	2019
Taxes computed at federal statutory rate	$350	$138
(Decreases) increases in income tax from:
Valuation allowance	(129)	(79)
Goodwill impairment charges	75	—
Benefit from U.S. tax loss carryback to prior years	(71)	—
Non-deductible expenses	70	79
State and local income taxes, net of federal benefit	53	44
U.S. deferred tax adjustment related to foreign operations	51	—
Foreign operations	38	(1)
Uncertain tax positions	(14)	8
Foreign tax rate enactments	(10)	50
Benefits from share-based payments	(5)	(18)
Tax Cuts and Jobs Act (“TCJA”)	—	(71)
Foreign tax credits from distributions	—	(8)
Other, net	(25)	(27)
Provision for income taxes	$383	$115
Effective Tax Rate	23.0%	17.6%

The 2020 tax rate includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rate also includes a deferred income tax expense of $51 million for a change in deferred tax balances related to future foreign tax credits from our international structure as a result of changes in legal entity forecasts during the fourth quarter. The 2020 tax rate was negatively impacted by decreased earnings in certain non-U.S. jurisdictions.

On March 27, 2020, the CARES Act was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. As a result, an income tax benefit of $71 million was recorded in 2020 in connection with a tax loss generated during 2020 that the CARES Act will now allow to be carried back to 2015, a tax year when the U.S. federal income tax rate was 35%.

During the fourth quarter of 2020, we filed a non-automatic Application for Change in Accounting Method with the Internal Revenue Service (“IRS”) to change the method of accounting for depreciation to retroactively apply final tax regulations issued during the year to certain assets placed in service during 2018 and 2019. If the IRS approves our request, we will recognize an income tax benefit in 2021 of approximately $130 million and increase our estimated income tax refund from the carryback to 2015 by approximately $330 million.

We maintain an ongoing process to review our corporate legal entity structure to ensure it is aligned with business operations and regulatory environments in which we operate. A potential outcome of recent reviews could include changing the tax status of certain foreign entities within our structure and favorably impact our effective tax rate in the first half of 2021 primarily through the adjustment of U.S. deferred tax balances related to our foreign operations.

The 2019 tax rate includes a benefit of $90 million from the reduction of a valuation allowance on tax loss carryforwards due to certain business operational changes from the integration of FedEx Express and TNT Express in a local jurisdiction, which impacted our determination of the realizability of the deferred tax asset in that jurisdiction and an expense of $50 million from the impact on our deferred taxes attributable to a lower tax rate in the Netherlands. The 2019 tax rate was favorably impacted by the TCJA, which resulted in benefits of $75 million from accelerated deductions claimed on our 2018 U.S. income tax return filed in 2019.

During 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $233 million cumulative benefit through 2019. Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

During 2019, we completed our accounting for the tax effects of the TCJA within the one-year measurement period allowed under Staff Accounting Bulletin 118. As a result, we recorded an adjustment to tax expense of $4 million recognized in 2019 as a revision of the provisional benefit associated with the remeasurement of our net U.S. deferred tax liability.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Business Acquisitions

See Note 3 of the accompanying consolidated financial statements for a discussion of business acquisitions.

Outlook

The uncertainty over the continuing and ultimate impact the COVID-19 pandemic will have on the global economy generally, and our business in particular, makes any expectations for 2021 inherently less certain. The timing and pace of an economic recovery from the COVID-19 pandemic are currently the most profound uncertainties affecting our business. While we anticipate increased demand for residential services to continue at FedEx Ground in 2021, we expect weak global economic conditions, significant uncertainty concerning the health impacts of COVID-19 and increased supplies and other costs caused by the pandemic to continue to impact our results of operations, cash flows and liquidity in 2021.

While restrictions on commercial air traffic are in place, we expect continued strong demand for international priority shipments and charter flights in 2021. However, our international operations are much more sensitive to changes in global trade than our U.S. domestic operations because of the higher concentration of business-to-business shipments internationally. We will continue to manage network capacity, flexing our network and making adjustments as needed to align with volumes and operating conditions.

During 2021, we will expand FedEx Ground seven-day residential delivery coverage to more than 95 percent of the U.S. population. In addition, we will continue to focus on last-mile residential delivery optimization by directing certain U.S. day-definite residential FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through investments in technology aimed at improving productivity and safety.

During 2021, we will continue to execute our TNT Express integration plans, and we are scheduled to complete the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and begin offering an enhanced portfolio of international services. We will leverage the capabilities that TNT Express adds to our portfolio, which are expected to improve our European revenue and profitability. While we expect to make significant progress on integration activities in 2021, particularly in Europe, integration work will continue after 2021. Due to delays caused by the COVID-19 pandemic, we now expect to complete the final phase of international air network interoperability in early calendar 2022 rather than the fall of calendar 2021.

We expect to incur approximately $175 million of integration expenses in 2021 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expenses to be approximately $1.7 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022. We may incur additional costs, including investments that will further transform and optimize the combined businesses and FedEx Express’s international business. The timing and amount of integration and other expenses and capital investments may change as we revise and implement our plans.

Our capital expenditures for 2021 are expected to be approximately $4.9 billion, a decrease of $1.0 billion from 2020 due to decreasing spending on vehicles and trailers, delaying facility expansions and postponing certain information technology initiatives. Our 2021 expected capital expenditures include FedEx Express investments in aircraft fleet modernization, strategic investments to improve productivity and safety, and the Indianapolis and Memphis hub modernization and expansion programs at FedEx Express.

Our aircraft fleet modernization and hub modernization and expansion programs at FedEx Express are multi-year programs that will entail significant investments over the next several years. See the “Contractual Cash Obligations and Off-Balance Sheet Arrangements” section of this MD&A for details of our capital commitments for 2021 and beyond. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2021 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

See “Risk Factors” and “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. However, FedEx Ground experienced unplanned peak-level volumes during the fourth quarter of 2020 due to the COVID-19 pandemic. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Risk Factors” below for more information.

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
TNT Express (international express transportation, small-package ground delivery and freight transportation) FedEx Custom Critical, Inc. (“FedEx Custom Critical”) (time-critical transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)

Effective March 1, 2020, the results of FedEx Custom Critical are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure.

FEDEX SERVICES SEGMENT

The operating expense line item “Intercompany charges” on the accompanying consolidated financial statements of our transportation segments reflects the allocations from the FedEx Services segment to the respective operating segments. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided.

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments. Also, the results of the FedEx Office and FedEx Logistics operating segments are included in corporate and other.

FedEx Office provides an array of document and business services and retail access to our customers for our package transportation businesses. FedEx Logistics provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding.

In 2020, the decrease in revenue in “Corporate, other and eliminations” was due primarily to weaker economic conditions resulting from the COVID-19 pandemic. The comparison of operating loss between 2020 and 2019 at “Corporate, other and eliminations” is affected by goodwill and other asset impairment charges at the FedEx Office and FedEx Logistics operating segments of $369 million in 2020 and the costs associated with our business realignment activities of $320 million during 2019.

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

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the years ended May 31:

	2020	2019	Percent Change
Revenue:
Package:
U.S. overnight box	$7,234	$7,663	(6)
U.S. overnight envelope	1,776	1,829	(3)
U.S. deferred	4,038	4,225	(4)
Total U.S. domestic package revenue	13,048	13,717	(5)
International priority	7,354	7,405	(1)
International economy	3,082	3,446	(11)
Total international export package revenue	10,436	10,851	(4)
International domestic(1)	4,179	4,540	(8)
Total package revenue	27,663	29,108	(5)
Freight:
U.S.	2,998	3,025	(1)
International priority	1,915	2,070	(7)
International economy	1,930	2,123	(9)
International airfreight	270	314	(14)
Total freight revenue	7,113	7,532	(6)		Percent of Revenue
Other(2)	737	691	7		2020	2019
Total revenue	35,513	37,331	(5)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	13,764	13,748	—		38.7	36.8
Purchased transportation	4,832	5,186	(7)		13.6	13.9
Rentals and landing fees	2,045	1,908	7		5.8	5.1
Depreciation and amortization	1,894	1,801	5		5.3	4.8
Fuel	2,664	3,310	(20)		7.5	8.9
Maintenance and repairs	1,874	1,888	(1)		5.3	5.1
Goodwill and other asset impairment charges	66	—	NM		0.2	—
Intercompany charges	1,956	2,039	(4)		5.5	5.5
Other	5,422	5,275	3		15.3	14.1
Total operating expenses	34,517	35,155	(2)		97.2%	94.2%
Operating income	$996	$2,176	(54)
Operating margin	2.8%	5.8%	(300)	bp

(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the operations of FedEx Custom Critical.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2020	2019	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,211	1,285	(6)
U.S. overnight envelope	521	539	(3)
U.S. deferred	1,076	1,077	—
Total U.S. domestic ADV	2,808	2,901	(3)
International priority	559	538	4
International economy	282	293	(4)
Total international export ADV	841	831	1
International domestic(1)	2,337	2,471	(5)
Total ADV	5,986	6,203	(3)
Revenue per package (yield):
U.S. overnight box	$23.51	$23.38	1
U.S. overnight envelope	13.43	13.31	1
U.S. deferred	14.78	15.39	(4)
U.S. domestic composite	18.30	18.54	(1)
International priority	51.75	53.96	(4)
International economy	43.03	46.16	(7)
International export composite	48.83	51.21	(5)
International domestic(1)	7.04	7.20	(2)
Composite package yield	18.19	18.40	(1)
Freight Statistics
Average daily freight pounds:
U.S.	8,528	8,577	(1)
International priority	4,895	5,250	(7)
International economy	13,450	14,347	(6)
International airfreight	1,535	1,644	(7)
Total average daily freight pounds	28,408	29,818	(5)
Revenue per pound (yield):
U.S.	$1.38	$1.38	—
International priority	1.54	1.55	(1)
International economy	0.56	0.58	(3)
International airfreight	0.69	0.75	(8)
Composite freight yield	0.99	0.99	—
(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 5% in 2020 primarily due to lower package revenue as a result of the elimination of business from a large customer and the impact of the COVID-19 pandemic. In addition, lower fuel surcharges, unfavorable exchange rates and lower freight revenue negatively impacted revenue in 2020.

U.S. domestic package average daily volumes decreased 3% in 2020 driven by the elimination of business from a large customer and the impact of the COVID-19 pandemic. U.S. domestic package yields decreased 1% in 2020 primarily due to lower fuel surcharges and lower base yields. Average daily freight pounds decreased 5% in 2020 primarily due to lower volume in freight services as a result of macroeconomic weakness, including the impact of the COVID-19 pandemic, and trade uncertainty. International export average daily volumes increased 1% in 2020 due to volume growth in the first three quarters of 2020, partially offset by the impact of the COVID-19 pandemic in the fourth quarter of 2020. International export package yields decreased 5% in 2020 primarily driven by base yield declines, lower fuel surcharges and unfavorable exchange rates. International domestic package average daily volumes decreased 5% in 2020 primarily due to the COVID-19 pandemic. International domestic package yields decreased 2% in 2020 as base yield improvement was more than offset by unfavorable exchange rates.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the years ended May 31:

	2020	2019
U.S. Domestic and Outbound Fuel Surcharge:
Low	0.5%	5.5%
High	8.6	10.8
Weighted-average	6.3	7.5
International Export and Freight Fuel Surcharge:
Low	—	5.8
High	19.3	18.1
Weighted-average	14.0	14.1
International Domestic Fuel Surcharge:
Low	3.2	2.3
High	24.5	20.6
Weighted-average	7.3	5.9

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 54% in 2020 primarily due to weaker global economic conditions, including the impact of the COVID-19 pandemic, a more competitive pricing environment and the elimination of business from a large customer. During 2020, we recorded asset impairment charges of $66 million associated with the decision to permanently retire certain aircraft and related engines (see “Goodwill and Other Asset Impairment Charges” above for more information).

FedEx Express segment results include approximately $222 million of TNT Express integration expenses in 2020, a decrease of $103 million from 2019.

Purchased transportation expense decreased 7% in 2020 primarily due to lower volumes, including the impact of the COVID-19 pandemic, and favorable exchange rates. Other operating expense increased 3% in 2020 primarily due to increased costs associated with the COVID-19 pandemic, increased bad debt expense and higher outside service contract expense. Depreciation and amortization expense increased 5% in 2020 primarily due to continued investment in aircraft and related equipment.

Fuel expense decreased 20% in 2020 due to decreased fuel prices. The net impact of fuel had a slight benefit to operating income in 2020 as decreased fuel prices outpaced lower fuel surcharges. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express Segment Outlook

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our results, to be dictated by, among other things, its duration, the success of efforts to contain it and the impact of actions taken in response. The timing and pace of an economic recovery from the COVID-19 pandemic are uncertain. While airfreight capacity continues to be limited due to restrictions on commercial activities, we will continue to provide needed services and add flights as necessary to support demand and we are well positioned to adjust to market conditions to assist our customers as they work to manage their supply chain and inventories. We are flexing our network and making adjustments as needed to align capacity with volumes and operating conditions.

We expect the uncertainty in global economic conditions to negatively impact revenue and operating income in 2021. During 2021, FedEx Express will continue to implement actions to reduce costs to serve, improve efficiencies and adjust its air and ground network cost structure. We continue to focus on optimizing the cost of last-mile residential deliveries by directing certain U.S. day-definite, residential FedEx Express shipments into the FedEx Ground network. We expect last-mile optimization will allow us to increase efficiency and lower our cost-to-serve as e-commerce growth continues to impact our service mix. We expect the FedEx Express segment to incur approximately $100 million of TNT Express integration expenses in 2021. See the “Outlook” section of this MD&A for additional information regarding the integration of TNT Express.

Capital expenditures at FedEx Express are expected to significantly decrease in 2021 as we delay facility investments and decrease spending on vehicles and trailers, as well as ground support equipment.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the years ended May 31:

	2020	2019	Percent Change		Percent of Revenue
					2020	2019
Revenue	$22,733	$20,522	11		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,060	3,413	19		17.9	16.6
Purchased transportation	10,799	9,174	18		47.5	44.7
Rentals	989	791	25		4.3	3.9
Depreciation and amortization	789	728	8		3.5	3.5
Fuel	15	14	7		0.1	0.1
Maintenance and repairs	392	336	17		1.7	1.6
Intercompany charges	1,581	1,521	4		6.9	7.4
Other	2,094	1,882	11		9.2	9.2
Total operating expenses	20,719	17,859	16		91.1%	87.0%
Operating income	$2,014	$2,663	(24)
Operating margin	8.9%	13.0%	(410)	bp
Average daily package volume	9,997	8,952	12
Revenue per package (yield)	$8.93	$8.97	—

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 11% in 2020 due to residential delivery volume growth, including the sharp increase in demand resulting from the stay-at-home orders and other responsive measures caused by the COVID-19 pandemic, partially offset by the decline in commercial delivery volume and the elimination of business from a large customer. Average daily volume increased 12% in 2020 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields remained flat in 2020 primarily due to lower base yields offset by an increase in extra services.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the years ended May 31:

	2020	2019
Low	5.8%	6.3%
High	7.3	7.8
Weighted-average	6.7	6.9

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 24% in 2020 due to increased costs to expand services, higher self-insurance accruals and the elimination of business from a large customer. In addition, continued mix shift to lower-yielding services, as well as a more competitive pricing environment, negatively impacted our results in 2020. These items were partially offset by residential delivery volume growth in 2020. The COVID-19 pandemic had a positive impact on revenue and a negative impact on expenses but did not have a material impact on operating income in 2020.

Purchased transportation expense increased 18% in 2020 due to higher volumes and increased contractor settlement rates, including expanding operations to seven days per week year-round. Salaries and employee benefits expense increased 19% in 2020 due to additional staffing to support volume growth, including expansion to seven-day-per-week year-round operations, and merit increases, partially offset by lower variable incentive compensation expenses. Other operating expense increased 11% in 2020 primarily due to higher self-insurance accruals of approximately $230 million.

The net impact of fuel had a slight benefit to operating income in 2020 as decreased fuel prices outpaced lower fuel surcharges. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Ground Segment Outlook

We anticipate increased demand for residential services to continue at FedEx Ground in 2021. Building on investments made in 2020 to expand the FedEx Ground residential service offering, we will expand seven-day residential delivery coverage to more than 95 percent of the U.S. population by September 2020. We also are adding new regional sort facilities designed to handle shorter-zone residential volumes into certain key markets. Although the timing and pace of an economic recovery from the COVID-19 pandemic are uncertain and the uncertainty is expected to have an impact on commercial volumes in 2021, we remain well positioned to adjust to market conditions to assist our customers as they manage their supply chains and inventories.

To support these operational changes, FedEx Ground is making strategic investments to modernize and optimize its linehaul network and improve scheduling at its hubs and stations, leading to productivity improvement. Significant progress was made in the integration of FedEx SmartPost packages into the standard FedEx Ground operations in 2020 and this transition will be completed in the first half of 2021, generating last-mile efficiency through increased delivery density. Strategic investments made in 2020 for safety technology will remain a critical focus in 2021 to improve the safety throughout the FedEx Ground network.

We believe these initiatives will allow for the more efficient use of our existing assets, which will drive improved performance and enhance our competitive position over the long term. To support these strategic investments, capital expenditures in 2021 at FedEx Ground are expected to increase.

See “Risk Factors” and “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2020	2019	Change		2020	2019
Revenue	$7,102	$7,582	(6)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,449	3,639	(5)		48.5	48.0
Purchased transportation	695	932	(25)		9.8	12.3
Rentals	208	172	21		2.9	2.3
Depreciation and amortization	381	332	15		5.4	4.4
Fuel	476	563	(15)		6.7	7.4
Maintenance and repairs	247	245	1		3.5	3.2
Intercompany charges	516	535	(4)		7.3	7.1
Other	550	549	—		7.7	7.2
Total operating expenses	6,522	6,967	(6)		91.8%	91.9%
Operating income	$580	$615	(6)
Operating margin	8.2%	8.1%	10	bp
Average daily shipments (in thousands):
Priority	72.5	78.4	(8)
Economy	30.5	34.3	(11)
Total average daily shipments	103.0	112.7	(9)
Weight per shipment:
Priority	1,146	1,207	(5)
Economy	986	1,064	(7)
Composite weight per shipment	1,098	1,164	(6)
Revenue per shipment:
Priority	$260.39	$250.95	4
Economy	301.55	300.02	1
Composite revenue per shipment	$273.72	$265.98	3
Revenue per hundredweight:
Priority	$22.73	$20.78	9
Economy	30.59	28.19	9
Composite revenue per hundredweight	$24.92	$22.85	9

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 6% in 2020 primarily due to decreased average daily shipments, partially offset by higher revenue per shipment. Average daily shipments decreased 9% in 2020 due to lower demand for our service offerings as a result of the COVID-19 pandemic and related supply chain disruptions. Revenue per shipment increased 3% in 2020 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower weight per shipment.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the years ended May 31:

	2020	2019
Low	21.0%	23.4%
High	24.4	25.6
Weighted-average	23.4	24.5

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 6% in 2020 due to the impact of lower volumes as a result of the COVID-19 pandemic and weaker economic conditions. Continued focus on yield management and aligning our cost structure with current and anticipated business levels benefited operating results in 2020.

Purchased transportation decreased 25% in 2020 primarily due to lower utilization of third-party transportation providers and lower volumes. Salaries and employee benefits decreased 5% in 2020 primarily due to lower volumes, partially offset by merit increases.

Fuel expense decreased 15% in 2020 primarily due to decreased fuel prices. The net impact of fuel had a significantly negative impact to operating income in 2020 as lower fuel surcharges outpaced decreased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

Our FedEx Freight business is significantly impacted by changes in industrial production, which has been negatively impacted by the COVID-19 pandemic. In addition, the timing and pace of an economic recovery from the COVID-19 pandemic are uncertain.

In 2021, we will continue to manage our network and cost structure to align with volume levels, maintain our focus on yield management and profitable growth and improve our operational productivity and efficiencies through increased use of technology. We will continue to evaluate new service offerings that will deliver improved customer experiences and set us apart from the competition. Our employee-based, company-branded FedEx Freight Direct standard and premium residential service offerings will be available to 90% of the U.S. population in the second half of 2021. This service offering addresses the large, bulky and hard-to-handle surging e-commerce market and supports on-going collaboration with FedEx Ground.

Given the uncertainty around the COVID-19 pandemic, capital expenditures at FedEx Freight are expected to decrease significantly in 2021 and will consist primarily of vehicle replacement and strategic investments to modernize our operations.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $4.9 billion at May 31, 2020, compared to $2.3 billion at May 31, 2019. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2020	2019
Operating activities:
Net income	$1,286	$540
Retirement plans mark-to-market adjustment	794	3,882
Gain from sale of business	—	(8)
Business realignment costs	—	101
Goodwill and other asset impairment charges	435	—
Other noncash charges and credits	6,674	3,589
Changes in assets and liabilities	(4,092)	(2,491)
Cash provided by operating activities	5,097	5,613
Investing activities:
Capital expenditures	(5,868)	(5,490)
Business acquisitions, net of cash acquired	—	(66)
Proceeds from asset dispositions and other	22	83
Cash used in investing activities	(5,846)	(5,473)
Financing activities:
Principal payments on debt	(2,548)	(1,436)
Proceeds from debt issuances	6,556	2,463
Dividends paid	(679)	(683)
Purchase of treasury stock	(3)	(1,480)
Other	55	97
Cash provided by (used in) financing activities	3,381	(1,039)
Effect of exchange rate changes on cash	(70)	(47)
Net increase (decrease) in cash and cash equivalents	$2,562	$(946)
Cash and cash equivalents at end of period	$4,881	$2,319

Cash Provided by Operating Activities. Cash flows from operating activities decreased $516 million in 2020 primarily due to lower operating earnings and higher accounts receivable resulting from, among other things, the impacts of the COVID-19 pandemic, partially offset by lower variable incentive compensation payments and lower tax payments.

Cash Used in Investing Activities. Capital expenditures were 7% higher in 2020 primarily due to higher spending related to facilities at FedEx Express, increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight and increased spending on package handling equipment at FedEx Ground, partially offset by lower spending related to aircraft at FedEx Express. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2020.

Financing Activities. We used the net proceeds of our 2020 debt issuances (i) to make voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”), (ii) to redeem the $400 million aggregate principal amount of 2.30% notes due February 1, 2020 and the €500 million aggregate principal amount of 0.50% notes due April 9, 2020, (iii) to repay $1.5 billion of borrowings under our 364-Day Credit Agreement that we drew on March 18, 2020 and $136 million of commercial paper outstanding under our commercial paper program and (iv) for general corporate purposes. We used the net proceeds of our 2019 debt issuances to redeem the $750 million aggregate principal amount of 8.00% notes due January 15, 2019, pay the €500 million aggregate principal amount of floating-rate notes that matured on April 11, 2019 and for general corporate purposes. As of May 31, 2020, no commercial paper was outstanding.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2020			2019
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	20,000	$156.90	$3	6,640,000	$222.94	$1,480

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. As of May 31, 2020, 5.1 million shares remained under the current stock repurchase authorization.

During the fourth quarter of 2020, our Credit Agreements were amended to increase the ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) as follows: 3.75:1.0 at May 31, 2020; 4.75:1.0 at August 31, 2020; 4.9:1.0 at November 30, 2020; 4.75:1.0 at February 28, 2021; and 3.75:1.0 at May 31, 2021, with the ratio reverting to 3.5:1.0 at August 31, 2021 and thereafter. The amendments to the Credit Agreements revised the adjusted EBITDA definition to exclude noncash pension service costs (as noted above) and also temporarily restrict us from repurchasing any shares of our common stock or increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share between May 27, 2020 and May 31, 2021. See Note 6 of the accompanying consolidated financial statements for additional information regarding the Credit Agreements.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, package handling and sort equipment, vehicles and trailers, technology and facilities. The amount and timing of capital additions depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2020	2019	Percent Change
Aircraft and related equipment	$1,628	$2,202	(26)
Package handling and ground support equipment	910	777	17
Vehicles and trailers	1,056	982	8
Information technology	915	751	22
Facilities and other	1,359	778	75
Total capital expenditures	$5,868	$5,490	7

FedEx Express segment	$3,560	$3,550	—
FedEx Ground segment	1,083	808	34
FedEx Freight segment	539	544	(1)
FedEx Services segment	527	440	20
Other	159	148	7
Total capital expenditures	$5,868	$5,490	7

Capital expenditures increased during 2020 primarily due to higher spending related to facilities at FedEx Express, increased spending on information technology at FedEx Services, FedEx Express and FedEx Freight and increased spending on package handling equipment at FedEx Ground, partially offset by lower spending related to aircraft at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities. As of May 31, 2020, we had outstanding $21.5 billion of senior unsecured debt securities. Substantially all of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”).  See Note 6 of the accompanying consolidated financial statements for additional information regarding the terms of the senior unsecured debt securities. FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of May 31, 2020 (in millions):

Current Assets	$11,014
Intercompany Receivable	3,431
Total Assets	61,678
Current Liabilities	7,030
Intercompany Payable	—
Total Liabilities	49,325

The following table presents the summarized statement of income information as of May 31, 2020 (in millions):

Revenue	$50,178
Intercompany Charges, net	(2,674)
Operating Income	2,191
Intercompany Charges, net	165
Income Before Income Taxes	1,454
Net Income	$1,009

LIQUIDITY OUTLOOK

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption in financial markets. An extended period of global supply chain and economic disruption could materially adversely affect our business, results of operations, access to sources of liquidity and financial condition. In response to current business and economic conditions, we are taking actions to manage our cash flow and improve our liquidity, including review and consideration of opportunities and strategies for capital expenditure reductions and deferrals, as previously discussed, operating expense reductions and consideration of alternative financing sources in addition to our credit facilities and unsecured debt markets. While we have experienced some slowing in the collection of accounts receivable due to the effect of the COVID-19 pandemic on our customers and an increase in credit risk, particularly in the retail industry, our cash flows and overall liquidity have not been materially impacted at this point based on our credit management process and working capital management. We expect to benefit from certain of the relief provisions of recently enacted and any future government programs intended to provide economic relief to U.S. and global businesses in response to the COVID-19 pandemic, including relief from certain income, excise and payroll taxes in the United States pursuant to the CARES Act. See “Impact of the COVID-19 Pandemic” above for more information.

We believe that our cash and cash equivalents, which totaled $4.9 billion at May 31, 2020, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including working capital, capital expenditure requirements, debt payment obligations, pension contributions, if any, and TNT Express integration expenses. Our cash and cash equivalents balance at May 31, 2020 includes $1.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $4.9 billion in 2021, which will include aircraft modernization at FedEx Express and strategic investments to improve productivity and safety. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect approximately 45% of capital expenditures in 2021 to be designated for growth initiatives. Our expected capital expenditures for 2021 include $1.7 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at FedEx Express.

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

During 2020, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022. Additionally, during 2020, FedEx Express executed two contract amendments rescheduling two B777F aircraft deliveries from 2023 to 2022 and two B767F aircraft deliveries from 2022 to 2023.

In fourth quarter of 2020, we received notice from certain aircraft manufacturers (i) rescheduling four B767F aircraft deliveries from 2020 to 2021, as well as two B767F aircraft deliveries from 2021 to 2022, and (ii) rescheduling certain Cessna SkyCourier 408 and ATR 72-600F aircraft between 2021 and 2026.

On June 25, 2020, FedEx Express executed a contract amendment rescheduling B767F aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

During the fourth quarter of 2020, we entered into the Credit Agreements. The Credit Agreements are available to finance our operations and other cash flow needs. The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. See Note 6 of the accompanying consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements, including additional temporary covenants restricting common stock repurchases and dividend increases during 2021.

For 2021, we do not anticipate making voluntary contributions to our U.S. Pension Plans. As noted in our discussion of critical accounting estimates, we do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 15, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend was paid on July 13, 2020 to stockholders of record as of the close of business on June 29, 2020. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2020. Certain of these obligations are reflected in our balance sheet, while others are disclosed as future obligations. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2021	2022	2023	2024	2025	Thereafter	Total
Operating activities:
Operating leases	$2,349	$2,240	$1,987	$1,665	$1,434	$6,906	$16,581
Non-capital purchase obligations and other	1,254	823	619	503	635	3,074	6,908
Interest on long-term debt	798	783	755	734	704	11,413	15,187
Investing activities:
Aircraft and aircraft-related capital commitments	1,891	2,514	1,801	456	250	42	6,954
Other capital purchase obligations	61	25	23	1	1	4	115
Financing activities:
Debt	—	1,197	1,567	750	1,700	16,542	21,756
Finance leases	67	26	25	24	81	646	869
Total	$6,420	$7,608	$6,777	$4,133	$4,805	$38,627	$68,370

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 17 of the accompanying consolidated financial statements for more information on such purchase orders.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at May 31, 2020. Under the new lease accounting rules, the majority of these leases are recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset effective in 2020. See Note 7 of the accompanying consolidated financial statements for further information. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($80 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($49 million) is excluded from the table. See Note 12 of the accompanying consolidated financial statements for further information.

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

As of May 31, 2020, we had $633 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions.

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

The amounts reflected in the table above for finance leases represent undiscounted future minimum lease payments under noncancelable finance leases with an initial or remaining term in excess of one year at May 31, 2020.

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

The China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding the handling of certain packages while attempting to comply with the EARs. FedEx Express has and will continue to fully cooperate with the Chinese authorities on the investigation.

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

We are required to record annual year-end adjustments to our financial statements for the net funded status of our defined benefit pension and postretirement healthcare plans. The funded status of our plans also impacts our liquidity; however, the cash funding rules operate under a completely different set of assumptions and standards than those used for financial reporting purposes. As a result, our actual cash funding requirements can differ materially from our reported funded status.

Over the past several years, we have taken numerous actions to reduce pension-related risk and expense, including the introduction of our portable pension account benefit, freezing our traditional pension benefit, employing a liability-driven investment strategy and permitting certain former employees with a traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution. In May 2018, we entered into an agreement with Metropolitan Life Insurance Company to purchase a group annuity contract representing the transfer of approximately $6 billion of our U.S. Pension Plan obligations. The transaction transferred responsibility for pension benefits to Metropolitan Life Insurance Company for approximately 41,000 of our retirees and beneficiaries who satisfied certain conditions and were receiving a monthly benefit from participating U.S. Pension Plans. There was no change to the pension benefits for any plan participants as a result of this transaction. The purchase of the group annuity contract was funded directly by assets of the U.S. Pension Plans. The group annuity contract reduced the size of our U.S. Pension Plans, reduced our exposure to market risk and associated balance sheet volatility and eliminated the investment, administrative and Pension Benefit Guaranty Corporation premium expenses for approximately 41,000 retirees. We recognized a $210 million one-time settlement loss in connection with this transaction, which was included in our 2018 year-end MTM retirement plans accounting adjustment.

In November 2019, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401(k)-plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies. During 2021, current eligible employees under the Portable Pension Account (PPA) pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

The “Salaries and employee benefits” caption of our accompanying consolidated income statements includes retirement plan expense associated with service costs. The “Other retirement plans (expense) income” caption of our accompanying consolidated income statements includes our fourth quarter MTM adjustment, expense associated with prior service and interest costs, the expected return on assets (“EROA”) and settlements. A summary of our retirement plan costs over the past two years is as follows (in millions):

	2020	2019
Defined benefit pension plans	$148	$111
Defined contribution plans	574	561
Postretirement healthcare plans	85	75
Retirement plans MTM loss	794	3,882
	$1,601	$4,629

The components of the MTM adjustments are as follows (in millions):

	2020	2019
Discount rate change	$2,997	$1,780
Demographic experience:
Current year actuarial loss	50	739
Change in future assumptions	(229)	887
Actual versus expected return on assets	(2,024)	476
Total MTM loss	$794	$3,882

Service cost for our defined benefit pension and postretirement healthcare plans was $906 million in 2020 and $818 million in 2019 and is expected to be approximately $985 million in 2021.

2020

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased 64 basis points from 3.69% at May 31, 2019 to 3.05% at May 31, 2020. The demographic experience in 2020 reflects an update to our mortality assumption and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 15.00% was higher than our expected return of 6.75%, as return seeking assets, primarily equities, were positive despite equity market volatility. Additionally, fixed income assets performed as expected as interest rates declined.

2019

The demographic experience in 2019 reflected updates to several forward-looking assumptions, including retirement rates, disability incidence rates and salary increase assumptions, and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 4.05% was lower than our expected return of 6.75%, as lower than expected equity returns negatively impacted return-seeking assets while fixed-income assets performed as expected due to declining interest rates.

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

Measurement Date	Discount Rate
5/31/2020	3.14%
5/31/2019	3.85
5/31/2018	4.27

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

The measurement of our PBO and the related impact on our annual MTM adjustment is highly sensitive to the discount rate assumption. For our largest pension plan, a 50-basis-point increase in the discount rate would have decreased our 2020 PBO by approximately $1.8 billion and a 50-basis-point decrease in the discount rate would have increased our 2020 PBO by approximately $2.0 billion. However, our annual net pension expense is less sensitive to changes in the discount rate. For example, a one-basis-point increase in the discount rate for our largest pension plan would have a $42 million effect on the fourth quarter MTM adjustment but only a net $100,000 impact on net pension expense.

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2020 and 2019. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.7%, net of all fees and expenses, for the 15-year period ended May 31, 2020. For our U.S. Pension Plans, a one basis-point change in our EROA would impact our 2021 pension expense by $2.5 million.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 on a financial reporting basis (in millions):

	2020	2019
Funded Status of Plans:
Projected benefit obligation (PBO)	$32,441	$28,855
Fair value of plan assets	28,691	24,898
Funded status of the plans	$(3,750)	$(3,957)
Cash Amounts:
Cash contributions during the year	$1,154	$1,125
Benefit payments during the year	$987	$806

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans are fully funded under the Employee Retirement Income Security Act. Additionally, current benefit payments do not materially impact our total plan assets (benefit payments for our U.S. Pension Plans for 2020 were approximately $873 million, or 3.2% of plan assets).

Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. For 2021, no pension contributions are required for our U.S. Pension Plans, as they are fully funded under the Employee Retirement Income Security Act, and no voluntary contributions are anticipated.

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

Tax contingencies arise from uncertainty in the application of tax rules throughout the many jurisdictions in which we operate. Despite our belief that our tax return positions are consistent with applicable tax laws, taxing authorities could challenge certain positions. We record tax benefits for uncertain tax positions based upon management’s evaluation of the information available at the reporting date. To be recognized in the financial statements, a tax benefit must be at least more likely than not of being sustained based on the technical merits. The benefit for positions meeting the recognition threshold is measured as the largest benefit more likely than not of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Significant judgment is required in making these determinations and adjustments to unrecognized tax benefits may be necessary to reflect actual taxes payable upon settlement.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination so there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

Our income tax positions are based on currently enacted tax laws, including the TCJA and the CARES Act. As further guidance is issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, any resulting changes to our estimates will be treated in accordance with the relevant accounting guidance.

For more information, including impacts from the TCJA and the CARES Act, see the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $3.3 billion at May 31, 2020 and $3.0 billion at May 31, 2019. Approximately 36% of these accruals were classified as current liabilities.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 56% of our owned assets invested in our transportation and information systems infrastructures.

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

IMPAIRMENT. As of May 31, 2020, the FedEx Express global air network included a fleet of 679 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2020, all of our purchased aircraft were placed into service.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2020, we had 14 aircraft temporarily idled. These aircraft have been idled for an average of five months and are expected to return to revenue service in order to meet expected demand.

During 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter. Seven of these aircraft were temporarily idled.

During the fourth quarter of 2020, in consideration of the impact of the COVID-19 pandemic on certain of our businesses, we reviewed long-lived assets in our retail and logistics business units for impairment. Based on our reviews, we recognized immaterial asset impairment charges related to the FedEx Logistics operating segment.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. In accordance with the new lease accounting standard adopted June 1, 2019, we had approximately $14 billion in operating lease liabilities and related right-of-use assets on the balance sheet as of May 31, 2020. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2020 was approximately ten years.

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

The lease liabilities are measured at the lease commencement date and determined using the present value of the minimum lease payments not paid and our incremental borrowing rate, which approximates the rate at which we would borrow, on a collateralized basis, over the term of a lease in the applicable currency environment. The interest rate implicit in the lease is generally not determinable in transactions where we are the lessee.

The determination of whether a lease is accounted for as a finance lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement during the construction period allow the lessee to control the underlying leased asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.

GOODWILL. As of May 31, 2020, we had $6.4 billion of recorded goodwill from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. As of May 31, 2019, we had $6.9 billion of recorded goodwill from our business acquisitions, representing the excess of the aggregate purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefit from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed both qualitative and quantitative assessments of goodwill in the fourth quarter of 2020 and 2019. This included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates. Due to the level of uncertainty from the COVID-19 pandemic, we adjusted our procedures for testing goodwill in 2020 by incorporating sensitivities in our valuations performed using the income approach.

We recorded an impairment charge of $358 million attributable to our FedEx Office and FedEx Supply Chain reporting units in the fourth quarter of 2020. The COVID-19 pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020 and is expected to continue to negatively impact its near-term operating performance. Based on these factors, our outlook for the FedEx Office business and retail industry changed in the fourth quarter of 2020, which contributed $348 million to the goodwill impairment charge.

While there are several factors negatively impacting near-term results at FedEx Express, including weak global economic conditions and the timing and amount of TNT Express integration program expenses, FedEx Express continues to be an established profitable business with a fair value that exceeds its carrying value based on our valuation performed during the fourth quarter of 2020. In addition, our other reporting units with significant recorded goodwill include FedEx Ground and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2020 and 2019. The estimated fair value of each of these reporting units significantly exceeded their carrying values as of the end of 2020 and 2019; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

Because of the complex environment in which we operate, we are subject to numerous legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims and FedEx Ground’s service providers. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

RISK FACTORS

A wide range of factors could materially adversely affect our business, results of operations, financial condition, access to sources of liquidity and the price of our common stock. The most significant of these factors include the following:

The COVID-19 pandemic has adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Due to the crucial role we play in moving supply chains and delivering critical relief, we are considered an essential business and we continue to operate under and respond to evolving state-of-emergency and stay-at-home orders issued in the U.S. and globally. The disruption of global supply chains and the global economy has materially affected our business, results of operations and financial condition. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it, the possibility of subsequent widespread outbreaks, and the impact of actions taken in response. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

•

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy. The disruption of global supply chains, interruption in economic activity, preventative measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures), and increased economic uncertainty caused by the pandemic have resulted in increased global economic weakness of an unknown duration. Deteriorating global economic conditions have reduced business-to-business demand across all of our transportation businesses. The various stay-at-home orders and shut down of commercial activities in major markets around the world has also led to unprecedented demand for residential delivery services, rivaling our peak holiday season traffic. We incurred increased costs associated with this demand and lower composite yields than our typical service mix, which negatively impacted our results of operations during 2020. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the U.S., could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our results of operations.

•

We have made significant operational adjustments to align our services with shipping volumes and operating conditions and to comply with evolving governmental orders, rules and regulations. As a result, we are incurring additional operating expenses as we adjust to dramatically changed and continuously evolving market dynamics and operating conditions, and we may continue to incur similar expenses in the future. Additionally, we have reduced planned 2021 capital expenditures by decreasing planned spending on vehicles and trailers, delaying facility expansions and postponing certain information technology initiatives. The COVID-19 pandemic has also delayed completion of capital improvements and certain other initiatives in Europe related to the integration of TNT Express. If we are unable to remain agile and continue to flex our networks to align with shipping volumes, customer needs, market demands and operating conditions, or are unable to continuously respond to evolving governmental policies for the duration of a prolonged period of economic recovery, our business operations could be negatively impacted, which could have a further adverse effect on our results of operations.

•

We rely on a global workforce and our business demands we take measures to protect the health and safety of our team members, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. We have taken additional measures and incurred additional expenses to protect the health and safety of our team members and the public, and continue to work with customers to accommodate special requests around modified store hours, closings, and delivery alternatives to comply with applicable government restrictions and safety guidance. Due to the size, scope and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of certain of our employees may be higher than similar expenses incurred by companies in other industries. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic, or if members of senior management or our Board of Directors are unable to perform their duties for an extended period of time. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our team members, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

•

A significant number of our employees as well as customers and others with whom we do business continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cyber risks or other disruption to our technology infrastructure. Further, if our FedEx Express Memphis World Hub or another key operating facility experiences closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations would be significantly disrupted.

•

Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of planned capital projects. These actions could result in increased costs to successfully implement our business strategy and effectively respond to changes in market dynamics, and could adversely affect our business and results of operations. For additional discussion, see Part 1, Item 1 of this Annual Report under the caption “Strategy.”

•

We cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition. For additional discussion, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Financial Condition—Liquidity Outlook.”

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, additional changes in international trade policies and relations; our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost; our strong reputation and the value of the FedEx brand; our ability to manage our capital intensive businesses; changes to the business and financial soundness of the U.S. Postal Service (“USPS”); workforce availability; employee healthcare benefit costs; constraints, volatility or disruption in the capital markets and our ability to access sources of financing and liquidity; and the impact of litigation or claims from customers, team members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response to the pandemic.

We are directly affected by the state of the economy and anti-trade measures. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies expand the number of distribution centers and move manufacturing closer to consumer markets, we transport goods shorter distances. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade, world trade policies, international taxes, government-to-government relations and the typically more volatile economies of emerging markets. For instance, anti-trade and protectionist measures adopted by the U.S. or other countries in which we do business, such as trade controls, tariffs, quotas, embargoes, sanctions, or retaliation by another country against such measures, could result in economic uncertainty and instability, resulting in fewer goods being transported globally. In 2020, we saw a customer preference for slower, less costly shipping services. Additionally, during 2020 weakness in the global economy adversely affected our results of operations, and we expect such weakness to continue to be present during 2021.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication, security and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, including by computer hackers, foreign governments, cyber terrorists, cyber criminals and malicious employees or other insiders. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud and human error pose a direct threat to our products, services, systems and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Such third parties may host, process or have access to information we maintain about our company, customers, employees and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks and other events or actions that could damage, disrupt or close down their networks or systems. We have security processes, protocols and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.

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

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss and cyber-fraud, which could adversely impact our competitiveness and results of operations. For instance, in June 2017 TNT Express worldwide operations were significantly affected due to the infiltration of an information-technology virus known as NotPetya. In May 2017 FedEx was one of many companies attacked by the rapidly spreading ransomware described as WannaCry that exploited vulnerability in a third-party software program and infected computers using that program, encrypting files and holding them for ransom. During the third quarter of 2018, we discovered an unsecured server hosted by one of our third-party cloud service providers, which exposed some archived account information related to a service discontinued after our 2015 acquisition of Bongo International, LLC. The server has been secured, and we have found no indication that any information has been misappropriated in connection with the incident. Additionally, during 2020, we experienced continual attempts by cyber criminals, some of which were successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network. None of the WannaCry ransomware attack, unsecured server or 2020 fraudulent cyber activities caused a material disruption to our systems or resulted in any material costs to FedEx.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the United States. To date, several governments, including the EU, China and India, have imposed tariffs on certain goods imported from the United States. These actions contributed to weakness in the global economy that adversely affected our results of operations during fiscal 2019 and fiscal 2020, and we expect such weakness to continue to be present during fiscal 2021. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on business and consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Additionally, the U.S. government has taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances, and foreign governments may investigate our compliance with these restrictions. For example, the China State Post Bureau is currently conducting an investigation into the operations of FedEx Express regarding its handling of certain packages while attempting to comply with the EARs. Furthermore, given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock. For additional discussion, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Other Business Matters.”

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

Specifically, the following issues, among others, must be addressed as we integrate the operations of FedEx Express and TNT Express in order to realize the anticipated benefits of the transaction:

•	combining the companies’ physical networks and operations, including integration of the companies’ linehaul and pickup-and-delivery operations and air networks, and corporate functions;
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

All of these factors could adversely affect FedEx’s results of operations, delay or decrease the expected accretive effect of the acquisition and negatively impact the price of our common stock. The expected financial benefits of the acquisition may also be delayed or decreased by reductions in our base business levels due to the continued impact of the COVID-19 pandemic and economic weakness in Europe or other factors. In addition, at times the attention of certain members of our management may be focused on the integration of the businesses of FedEx Express and TNT Express and diverted from day-to-day business operations, which may disrupt our business. Further, we may not achieve the expected financial benefits from any costs incurred in addition to our integration program expenses related to investments to further transform and optimize the combined businesses and FedEx Express’s international business.

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy which includes our ability to meet the demands of e-commerce, such as aircraft fleet modernization and hub modernization and expansion at FedEx Express, expansion of FedEx Ground residential delivery operations to seven days per week year-round, the integration of FedEx SmartPost packages into the standard FedEx Ground operations, last-mile residential delivery optimization and autonomous delivery. We are also implementing various cost-containment actions, including limited hiring and discretionary spending. Such initiatives and enhancements may require us to make significant capital expenditures. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. Additionally, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, competition and the global economy; and actual market, economic and other conditions may be different from our assumptions. As technology, customer behavior and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in market dynamics, our future financial results will suffer. For additional discussion, see Part I, Item 1 of this Annual Report under the caption “Strategy.”

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our team members or others with whom we do business, such as customer service mishaps, accidents, catastrophes or incidents involving aircraft or vehicles operated by us, data breaches or technology infrastructure disruptions, noncompliance with laws or the shipment of certain items pursuant to our obligation as a common carrier operating under federal law, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram and Twitter, adverse publicity can be disseminated quickly and broadly, making it increasingly difficult for us to effectively respond. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Our failure to retain or attract employee talent or maintain our company culture could adversely impact our business. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, retaining and recruiting employee talent, including successors to members of senior management, or the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business, results of operations, reputation and the price of our common stock. Additionally, our company culture is important to providing high-quality customer service and having a productive workforce and could be adversely affected by our growing operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

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

Our transportation businesses are impacted by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense may be impacted by fuel costs. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. As of May 31, 2020, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in governmental policy concerning fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns and other unpredictable events may impact fuel supply and could result in shortages in the future.

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively impact operating margins, and undercapacity could negatively impact service levels.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or they are owned, controlled or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn reduce our revenues and market share. For example, Amazon.com is investing significant capital to establish a network of hubs, aircraft and vehicles.

We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our revenues and market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively impact our financial condition and results of operations. News regarding such developments or expansions could also negatively impact the price of our common stock. Additionally, advancements in technology, such as advanced safety systems; automated package sorting, handling and delivery; autonomous delivery; vehicle platooning; alternative fuel vehicles; and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. regulations, laws, and policies. There can be no assurance that such regulations, laws and policies will not be changed in ways that will decrease the demand for our services, subject us to escalating costs or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes or sanctions in the U.S. or other countries, complex economic sanctions, export controls, additional security requirements, additional requirements on employees (including our pilots) and benefits, environmental standards, tax reform and accounting may have an adverse effect on our operations, liquidity, capital requirements, effective tax rate and performance. For additional discussion, see Part I, Item 1 of this Annual Report under the caption “Regulation.”

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liability. Such changes may require new and complex computations to be performed, significant judgments, estimates and calculations to be made, and the preparation and analysis of information not previously relevant or regularly produced.

Standard-setting bodies could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation and we may be required to make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. For example, in January 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of benefits of $233 million. If we are ultimately unsuccessful in defending our position with respect to our interpretation of the TCJA, we may be required to reverse these benefits.

If we do not successfully execute or effectively operate, integrate, leverage and grow acquired businesses, our financial results and reputation may suffer. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions and to realize the benefits we expect when we make those acquisitions. In furtherance of this strategy, in addition to TNT Express, we have acquired businesses in Europe, Latin America, Africa, the U.S., Asia and Australia over the past several years. Acquisitions involve special accounting, regulatory, compliance, information technology, human resources, cultural and other risks. While we expect our past and future acquisitions to enhance our value proposition to customers and improve our long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to these acquired businesses, including their goodwill or other intangible assets. For example, in 2020 we incurred a goodwill impairment charge of $358 million related to FedEx Office and FedEx Supply Chain, eliminating all of the goodwill attributable to these reporting units. For additional information, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Goodwill and Other Asset Impairment Charges.”

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

The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the Railway Labor Act of 1926, as amended (the “RLA”). For additional discussion of the RLA, see Part I, Item 1 of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the National Labor Relations Act of 1935, as amended (“NLRA”). In addition, federal and state governmental agencies, such as the National Mediation Board and the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s service providers as independent employers of drivers. If FedEx Ground is deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

FedEx Ground relies on service providers to conduct its linehaul and pickup-and-delivery operations, and the status of these service providers as direct employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by service providers engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of service providers engaged by FedEx Ground as direct employers of their drivers. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain wage payments from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground.

We are self-insured for certain costs associated with our operations, and insurance and claims expenses could have a material adverse effect on us. We are self-insured up to certain limits that vary by type of risk for costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on reported claims, including incurred-but-not-reported claims. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality and plan designs, which may be subject to a high degree of variability. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense. However, the use of any estimation technique in this area is inherently sensitive. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance costs could increase materially which could adversely affect our results of operations and financial condition.

Disruptions or modifications in service by the USPS or changes in its business or financial soundness could have an adverse effect on our operations and financial results. The USPS is a vendor and significant customer of FedEx. In particular, the USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express and Priority Mail and transportation and delivery for the USPS’s international delivery service. FedEx Express’s contract with the USPS for domestic services expires in September 2024. The COVID-19 pandemic has negatively impacted mail volumes and mix resulting in a further decrease in revenues and negative financial impact for the USPS. Additionally, the USPS continues to experience budgetary uncertainty as well as increased political debate regarding potential privatization or restructuring of its operations. Disruptions or modifications in service by the USPS as a result of financial difficulties or changes in its business, including the ability to access capital, any structural changes to its operations, network, service offerings or pricing, could adversely affect our operations, negatively impacting our revenue, results of operations and financial condition.

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

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. For example, the U.S. Transportation Security Administration (“TSA”) requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the International Civil Aviation Organization currently allows a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft. This allowance will be removed by July 2021 and may require us to undergo additional screening and oversight by the TSA and similar government agencies internationally. Security requirements such as these are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. Thus, it is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

The regulatory environment for global aviation or other transportation rights may impact our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s growing international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely impacted when government agencies cease to operate as expected, including due to partial shutdowns, sequestrations or similar events, which may result in, among other things, disruption in the ability of government agencies to grant required regulatory approvals. For additional discussion, see Part I, Item 1 of this Annual Report under the caption “Regulation.”

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including the Carbon Offsetting and Reduction Scheme for International Aviation and the Paris climate accord, see Part I, Item 1 of this Annual Report under the caption “Regulation.”

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

Increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely impact our results of operations, financial condition and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, retirement ages, government regulations, and the frequency and amount of our required or voluntary contributions made to the plans. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions and can produce volatility in our results of operations, financial condition and liquidity. For example, our fourth quarter 2020 MTM retirement plans accounting adjustment resulted in a pre-tax noncash $794 million loss ($583 million, net of tax, or $2.22 per diluted share). For additional information on our MTM retirement plans accounting adjustment, see “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Retirement Plans MTM Adjustments” and Note 13 of the accompanying consolidated financial statements.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely impact our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, conflicts or unrest, terrorist attacks or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity or duration of certain adverse weather conditions. Prolonged interruptions or disruptions at a key location such as our FedEx Express Memphis World Hub or one of our information-technology centers could adversely impact our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services resulting in an adverse effect on our business and results of operations.

Our autonomous delivery strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks. In 2019, we announced the development through a partnership of an autonomous delivery device designed to help retailers make same-day and last-mile deliveries to their customers, and in 2020, we announced our collaboration with two business partners to launch a pilot drone delivery service to explore methods of enhancing last-mile residential delivery service. Autonomous delivery is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. This aspect of our business strategy is subject to a variety of risks inherent with the development of new technologies, including: the ability to continue to develop autonomous delivery software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to autonomous technologies than we do.

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

Constraints, volatility or disruption in the capital markets, our failure to maintain our current credit ratings, commercial paper ratings and senior unsecured debt credit ratings, or our inability to meet credit agreement financial covenants could adversely affect our liquidity, increase our interest expense and limit our financing options. Our ability to obtain financing depends on a variety of factors, such as economic and market conditions, the regulatory environment for banks and other financial institutions, the availability of credit, our credit ratings and our reputation with potential lenders. Historically, we have relied on the public debt capital markets to fund portions of our capital investments and other expenditures and access to the commercial paper market as part of our working capital management strategy. Our continued access to these markets, and the terms of such access, depend on multiple factors including the condition of the debt capital markets, our operating performance and our credit ratings. Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a commercial paper rating of A-2 and a ratings outlook of “negative.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a commercial paper rating of P-2 and a ratings outlook of “negative.” These ratings are based on a number of factors, including assessments of our financial strength and financial policies. If our credit ratings drop, our interest expense may increase and our access to financing may become limited. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

Further, if we are unable to maintain the ratio of debt to adjusted EBITDA required by our Credit Agreements, our access to financing could become limited. In addition, increased volatility or disruption in the debt capital markets could adversely affect our ability to refinance existing debt. See Note 6 of the accompanying consolidated financial statements for additional information regarding recent amendments to the Credit Agreements, including with respect to the debt to adjusted EBITDA covenant. A change in our access to one or more of these sources of capital may reduce our ability to access other sources of capital and financing, adversely affecting our business operations and liquidity. Without sufficient sources of liquidity, we could be required to take actions that limit our business operations or experience limitations in our ability to pursue business opportunities.

We are also subject to other risks and uncertainties, including:

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;
•

human capital management risks, including changes in our ability to attract and retain drivers, package and freight handlers, commercial pilots and other employees, as well as health and safety issues;

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

•

the outcome of future negotiations to reach new collective bargaining agreements — including with the union that represents the pilots of FedEx Express (the current pilot agreement is scheduled to become amendable in November 2021) and with the union elected in 2015 to represent drivers at a FedEx Freight, Inc. facility in the U.S.;

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report, including (but not limited to) those contained in the “Business” section of Part I, the “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” section of Part II, the “Impact of the COVID-19 Pandemic,” “Income Taxes,” “Outlook” (including segment outlooks), “Recent Accounting Guidance,” “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Risk Factors” sections of “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and the “Recent Accounting Guidance,” “Long-Term Debt and Other Financing Arrangements,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other SEC filings.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2020.

The effectiveness of our internal control over financial reporting as of May 31, 2020, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2020, and the related notes and our report dated July 20, 2020 expressed an unqualified opinion thereon.

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

July 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 20, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2020 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Pension Projected Benefit Obligation
Description of the Matter

At May 31, 2020, the Company’s aggregated U.S. pension plans’ projected benefit obligation was $30.2 billion and exceeded the fair value of the U.S. pension plans’ assets of $27.0 billion, resulting in an unfunded pension obligation of $3.2 billion. The U.S. pension plans’ net periodic benefit cost for the year ended May 31, 2020 was $950 million.  As explained in Note 13 to the consolidated financial statements, the Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. The Company’s U.S. pension plans’ projected benefit obligations are measured using actuarial techniques that reflect management’s assumptions for discount rate, salary increases, expected retirement, mortality, and employee turnover.

Auditing the U.S. pension plans’ projected benefit obligation was complex due to the highly judgmental nature of the discount rate used in the measurement process. The discount rate is developed by utilizing the yield on a theoretical portfolio of high-grade corporate bonds that match cash flows to benefit payments, limit the concentration by industry and issuer, and apply screening criteria to exclude bonds with a call feature unless they have a low probability of being called. The discount rate had a significant effect on the pension projected benefit obligation.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating the pension plans’ projected benefit obligation, including management’s review of the significant assumptions and assessment of the data inputs provided to the actuary.

To test the U.S. pension plans’ projected benefit obligation, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the pension plans’ projected benefit obligation from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. Additionally, we compared the pension plans’ projected future cash flows to the prior year projections and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

Valuation of Self-Insurance Accruals
Description of the Matter

At May 31, 2020, the Company’s self-insurance accruals reflected in the balance sheet were $3.3 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents and general business liabilities, and benefits paid under employee healthcare and disability programs. These accrued liabilities are primarily based on the actuarial estimation of the cost of claims, including incurred-but-not-reported (IBNR) claims.

Auditing the Company's self-insurance accruals is complex and required us to use our actuarial specialists due to the significant measurement uncertainty associated with the estimate, the application of management judgment, and the use of various actuarial methods. In addition, the accruals are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process of estimating self-insurance accruals, including management's review of the assumptions used, results of calculations and assessment of data underlying the accruals.

To evaluate the self-insurance accruals, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used by the Company. We involved our actuarial specialists to assist in our evaluation of the methodologies applied by management in determining the actuarially determined accrual and in reviewing the Company's reinsurance contracts by policy year to assess the Company's self-insured retentions, deductibles, and coverage limits. We compared the Company's accrued amounts to a range developed by our actuarial specialists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Memphis, Tennessee

July 20, 2020

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,881	$2,319
Receivables, less allowances of $390 and $300	10,102	9,116
Spare parts, supplies and fuel, less allowances of $335 and $335	572	553
Prepaid expenses and other	828	1,098
Total current assets	16,383	13,086
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	24,518	22,793
Package handling and ground support equipment	11,382	10,409
Information technology	6,884	6,268
Vehicles and trailers	9,101	8,339
Facilities and other	13,139	11,702
	65,024	59,511
Less accumulated depreciation and amortization	31,416	29,082
Net property and equipment	33,608	30,429
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	13,917	—
Goodwill	6,372	6,884
Other assets	3,257	4,004
Total other long-term assets	23,546	10,888
	$73,537	$54,403

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2020	2019
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$51	$964
Accrued salaries and employee benefits	1,569	1,741
Accounts payable	3,269	3,030
Operating lease liabilities	1,923	—
Accrued expenses	3,532	3,278
Total current liabilities	10,344	9,013
LONG-TERM DEBT, LESS CURRENT PORTION	21,952	16,617
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,162	2,821
Pension, postretirement healthcare and other benefit obligations	5,019	5,095
Self-insurance accruals	2,104	1,899
Operating lease liabilities	12,195	—
Deferred lease obligations	—	531
Other liabilities	466	670
Total other long-term liabilities	22,946	11,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2020 and 2019	32	32
Additional paid-in capital	3,356	3,231
Retained earnings	25,216	24,648
Accumulated other comprehensive loss	(1,147)	(865)
Treasury stock, at cost	(9,162)	(9,289)
Total common stockholders’ investment	18,295	17,757
	$73,537	$54,403

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2020	2019	2018
REVENUE	$69,217	$69,693	$65,450
OPERATING EXPENSES:
Salaries and employee benefits	25,031	24,776	23,795
Purchased transportation	17,466	16,654	15,101
Rentals and landing fees	3,712	3,360	3,361
Depreciation and amortization	3,615	3,353	3,095
Fuel	3,156	3,889	3,374
Maintenance and repairs	2,893	2,834	2,622
Goodwill and other asset impairment charges	435	—	380
Business realignment costs	—	320	—
Other	10,492	10,041	9,450
	66,800	65,227	61,178
OPERATING INCOME	2,417	4,466	4,272
OTHER (EXPENSE) INCOME:
Interest expense	(672)	(588)	(558)
Interest income	55	59	48
Other retirement plans (expense) income	(122)	(3,251)	598
Other, net	(9)	(31)	(7)
	(748)	(3,811)	81
INCOME BEFORE INCOME TAXES	1,669	655	4,353
PROVISION FOR INCOME TAXES (BENEFIT)	383	115	(219)
NET INCOME	$1,286	$540	$4,572
BASIC EARNINGS PER COMMON SHARE	$4.92	$2.06	$17.08
DILUTED EARNINGS PER COMMON SHARE	$4.90	$2.03	$16.79

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2020	2019	2018
NET INCOME	$1,286	$540	$4,572
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefit of $18 in 2020, $29 in 2019, and tax expense of $16 in 2018	(254)	(195)	(74)
Amortization of prior service credit and other, net of tax benefits of $25 in 2020, $28 in 2019, and $37 in 2018.	(79)	(92)	(89)
	(333)	(287)	(163)
COMPREHENSIVE INCOME	$953	$253	$4,409

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$1,286	$540	$4,572
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,615	3,353	3,095
Provision for uncollectible accounts	442	295	246
Other noncash items and deferred income taxes	2,449	(233)	(231)
Stock-based compensation	168	174	167
Retirement plans mark-to-market adjustment	794	3,882	(10)
Gain from sale of business	—	(8)	(85)
Business realignment costs	—	101	—
Goodwill and other asset impairment charges	435	—	380
Changes in assets and liabilities:
Receivables	(1,331)	(873)	(1,049)
Other current assets	(59)	(25)	(135)
Pension and postretirement healthcare assets and liabilities, net	(908)	(909)	(2,345)
Accounts payable and other liabilities	(1,787)	(571)	141
Other, net	(7)	(113)	(72)
Cash provided by operating activities	5,097	5,613	4,674
INVESTING ACTIVITIES
Capital expenditures	(5,868)	(5,490)	(5,663)
Business acquisitions, net of cash acquired	—	(66)	(179)
Proceeds from sale of business	—	—	123
Proceeds from asset dispositions and other	22	83	42
Cash used in investing activities	(5,846)	(5,473)	(5,677)
FINANCING ACTIVITIES
Principal payments on debt	(2,548)	(1,436)	(38)
Proceeds from debt issuances	6,556	2,463	1,480
Proceeds from stock issuances	64	101	327
Dividends paid	(679)	(683)	(535)
Purchase of treasury stock	(3)	(1,480)	(1,017)
Other, net	(9)	(4)	10
Cash provided by (used in) financing activities	3,381	(1,039)	227
Effect of exchange rate changes on cash	(70)	(47)	72
Net increase (decrease) in cash and cash equivalents	2,562	(946)	(704)
Cash and cash equivalents at beginning of period	2,319	3,265	3,969
Cash and cash equivalents at end of period	$4,881	$2,319	$3,265

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2017	$32	$3,005	$20,833	$(415)	$(7,382)	$16,073
Net income	—	—	4,572	—	—	4,572
Other comprehensive loss, net of tax of $21	—	—	—	(163)	—	(163)
Purchase of treasury stock (4.3 million shares)	—	—	—	—	(1,017)	(1,017)
Cash dividends declared ($2.00 per share)	—	—	(535)	—	—	(535)
Employee incentive plans and other (3.1 million shares issued)	—	112	(47)	—	421	486
Balance at May 31, 2018	32	3,117	24,823	(578)	(7,978)	19,416
Net income	—	—	540	—	—	540
Other comprehensive loss, net of tax of $57	—	—	—	(287)	—	(287)
Purchase of treasury stock (6.6 million shares)	—	—	—	—	(1,480)	(1,480)
Cash dividends declared ($2.60 per share)	—	—	(683)	—	—	(683)
Employee incentive plans and other (1.3 million shares issued)	—	114	(32)	—	169	251
Balance at May 31, 2019	32	3,231	24,648	(865)	(9,289)	17,757
Net income	—	—	1,286	—	—	1,286
Other comprehensive loss, net of tax of $43	—	—	—	(333)	—	(333)
Purchase of treasury stock (0.02 million shares)	—	—	—	—	(3)	(3)
Cash dividends declared ($2.60 per share)	—	—	(679)	—	—	(679)
Employee incentive plans and other (1.0 million shares issued)	—	125	(35)	—	130	220
Adoption of new accounting standards on June 1, 2019(1)	—	—	(4)	—	—	(4)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	—	51	—	51
Balance at May 31, 2020	$32	$3,356	$25,216	$(1,147)	$(9,162)	$18,295

(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating independently and managed collaboratively, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our transportation segments (FedEx Express, FedEx Ground and FedEx Freight) and other business units.

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2020 or ended May 31 of the year referenced.

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

REVENUE RECOGNITION.

Satisfaction of Performance Obligation

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the basis of revenue recognition in accordance with U.S. generally accepted accounting principles (“GAAP”). To determine the proper revenue recognition method for contracts, we evaluate whether two or more contracts should be combined and accounted for as one single contract and whether the combined or single contract should be accounted for as more than one performance obligation. For most of our contracts, the customer contracts with us to provide distinct services within a single contract, primarily transportation services. Substantially all of our contracts with customers for transportation services include only one performance obligation, the transportation services themselves. However, if a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. We frequently sell standard transportation services with observable standalone sales prices. In these instances, the observable standalone sales are used to determine the standalone selling price.

For transportation services, revenue is recognized over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. If we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including ancillary or accessorial fees and reductions for estimated customer incentives, is recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer.

We also provide customized customer-specific solutions, such as supply chain management solutions and inventory and service parts logistics, through which we provide the service of integrating a complex set of tasks and components into a single capability. For these arrangements, the majority of which are conducted by our FedEx Logistics, Inc. (“FedEx Logistics”) operating segment, the entire contract is accounted for as one performance obligation. For these performance obligations, we typically have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Modification

Contracts are often modified to account for changes in the rates we charge our customers or to add additional distinct services. We consider contract modifications to exist when the modification either creates new enforceable rights and obligations or alters the existing arrangement. Contract modifications that add distinct goods or services are treated as separate contracts. Contract modifications that do not add distinct goods or services typically change the price of existing services. These contract modifications are accounted for prospectively as the remaining performance obligations are distinct.

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

Contract Assets and Liabilities

Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.

Gross contract assets related to in-transit shipments totaled $563 million and $533 million at May 31, 2020 and May 31, 2019, respectively. Contract assets, net of deferred unearned revenue were $456 million and $364 million at May 31, 2020 and May 31, 2019, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $10 million and $11 million at May 31, 2020 and May 31, 2019, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

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

Disaggregation of Revenue

See Note 14 for disclosure of disaggregated revenue for the periods ended May 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $427 million in 2020, $468 million in 2019 and $442 million in 2018.

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

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2020	2019
Wide-body aircraft and related equipment	15 to 30 years	$13,448	$11,975
Narrow-body and feeder aircraft and related equipment	5 to 18 years	2,478	2,696
Package handling and ground support equipment	3 to 30 years	4,499	4,157
Information technology	2 to 10 years	1,795	1,553
Vehicles and trailers	3 to 15 years	4,345	4,042
Facilities and other	2 to 40 years	7,043	6,006

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $3.6 billion in 2020, $3.4 billion in 2019 and $3.1 billion in 2018. Depreciation and amortization expense includes amortization of assets under finance lease.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $54 million in 2020, $64 million in 2019 and $61 million in 2018.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We operate integrated transportation networks so cash flows for most of our operating assets to be held and used are assessed at a network level, not at an individual asset level, for our analysis of impairment.

In the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, we recognized noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) in the FedEx Express segment in the second quarter of 2020. Seven of these aircraft had been temporarily idled.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2020, we had 14 aircraft temporarily idled. These aircraft have been idled for an average of five months and are expected to return to revenue service.

SALE OF BUSINESS. During 2018, we sold a non-core business of TNT Express B.V. (“TNT Express”) and recorded a gain of $85 million in the FedEx Express segment.

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

See Note 4 for additional information.

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 3 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit pension and other postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation (“PBO”) could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. We use the fair value of plan assets to calculate the expected return on assets (“EROA”) for interim and segment reporting purposes. Our EROA is a judgmental estimate which is reviewed on an annual basis and revised as appropriate.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of these plans. We use “mark-to-market” or MTM accounting and immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our results annually in the fourth quarter each year. The annual MTM adjustment is recognized at the corporate level and does not impact segment results. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the EROA, are recorded on a quarterly basis. Only service cost is recognized in segment level operating results.

INCOME TAXES. Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid.

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, thus, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 7 for additional information.

DEFERRED GAINS. Prior to the adoption of ASU 2016-02 on June 1, 2019, gains on the sale and leaseback of aircraft and other property and equipment were deferred and amortized ratably over the life of the lease as a reduction of rent expense. Substantially all of these deferred gains, which are included in other non-current liabilities, related to aircraft transactions.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. During 2020, we designated €392 million of debt as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of May 31, 2020, the hedge remains effective.

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of Accumulated Other Comprehensive Income (“AOCI”) within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Other than the pilots at FedEx Express, a small number of our employees are members of unions.

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

TREASURY SHARES. In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. During 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of May 31, 2020, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2019, we repurchased 6.6 million shares of FedEx common stock at an average price of $222.94 per share for a total of $1.5 billion. In 2018, we repurchased 4.3 million shares of FedEx common stock at an average price of $237.45 per share for a total of $1.0 billion.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2020, we amended our amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and our $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The amendments to the Credit Agreements, among other things, temporarily restrict us from repurchasing any shares of our common stock between May 27, 2020 and May 31, 2021. See Note 6 for more information on the amendments to the Credit Agreements.

DIVIDENDS DECLARED PER COMMON SHARE. On June 15, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend was paid on July 13, 2020 to stockholders of record as of the close of business on June 29, 2020. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. The amendments to the Credit Agreements discussed above under “Treasury Shares” temporarily restrict us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share between May 27, 2020 and May 31, 2021. There are no other material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

BUSINESS REALIGNMENT COSTS. During 2019, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 1,500 employees left the Company. Costs of the benefits provided under the U.S.-based voluntary employee buyout program were recognized in 2019 when eligible employees accepted their offers. Payments under this program were made at the time of departure and totaled approximately $50 million in 2020 and $220 million in 2019.

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; impairment assessments on long-lived assets (including goodwill); and that rely on projections of future cash flows and purchase price allocations.

The new strain of coronavirus (“COVID-19”) in 2020 and the efforts to contain it have negatively impacted the global economy, disrupted manufacturing operations and global supply chains and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. See Item 7 (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) of this Annual Report on Form 10-K for more information about the COVID-19 pandemic and its effects on our business, results of operations and financial condition. The Company believes the estimates and assumptions underlying our financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and our business in particular makes many of the estimates and assumptions reflected in our 2020 consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted this new standard on June 1, 2019 using a modified retrospective transition method. Under this approach, we did not adjust the balance sheet for comparative periods but recorded a cumulative effect adjustment to retained earnings on June 1, 2019. We have elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allows us to carry forward the historical accounting relating to lease identification and classification for existing leases upon adoption. We also elected the practical expedient to not separate lease and non-lease components for the majority of our classes of assets. For leases in which the lease and non-lease components have been combined, the lease expense includes expenses such as common area maintenance. We have made an accounting policy election not to recognize leases with an initial term of 12 months or less on the consolidated balance sheet.

The adoption of the new lease accounting standard resulted in the recognition of an operating lease liability of $14.2 billion and an operating right-of-use asset of $14.1 billion, with an immaterial impact on our income statement compared to the previous lease accounting model. Existing prepaid asset and net deferred rent liability balances of $154 million and $309 million, respectively, were recorded to the right-of-use asset. The cumulative effect of the adoption to retained earnings was an increase of $57 million ($47 million, net of tax), primarily related to the reclassification of deferred gains related to sale-leasebacks of aircraft. Substantially all of our lease arrangements are operating leases under the new standard. The new standard had a material impact on our balance sheet but did not materially impact consolidated operating results and had no impact on operating cash flows.

See Note 1 “Leases” and Note 7 for additional information.

In February 2018, the FASB issued ASU 2018-02 that permits companies to reclassify the income tax effect of the Tax Cuts and Jobs Act (“TCJA”) on items within AOCI to retained earnings. We adopted this new standard on June 1, 2019.

In March 2020, the Securities and Exchange Commission (“SEC”) amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors and affiliates whose securities are pledged as collateral. This new guidance narrows the circumstances that require separate financial statements of subsidiary issuers and guarantors and streamlines the alternative disclosures required in lieu of those statements. This rule is effective January 4, 2021 (fiscal 2021) with earlier adoption permitted. We adopted this new standard in the fourth quarter of 2020. Accordingly, summarized financial information has been presented only for the issuer and guarantors of the Company’s registered debt securities for the most recent fiscal year, and the location of the required disclosures has been moved outside the Notes to Consolidated Financial Statements and is provided in the “Financial Condition—Guarantor Financial Information” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

New Accounting Standards and Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13 that changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. We adopted this standard effective June 1, 2020 (fiscal 2021). This standard will not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 that reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. We adopted this standard effective June 1, 2020 (fiscal 2021) and applied these changes prospectively. This standard will not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective June 1, 2021 (fiscal 2022). We adopted this standard effective June 1, 2020 (fiscal 2021). This new standard will not have a material impact on our consolidated financial statements and related disclosures.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	Corporate, Other and Eliminations	Total
Goodwill at May 31, 2018	$5,100	$840	$767	$1,950	$8,657
Accumulated impairment charges	—	—	(133)	(1,551)	(1,684)
Balance as of May 31, 2018	5,100	840	634	399	6,973
Goodwill acquired(1)	126	—	—	—	126
Other(2)	(210)	—	—	(5)	(215)
Balance as of May 31, 2019	5,016	840	634	394	6,884
Impairment charges	—	—	—	(358)	(358)
Other(2)	(147)	—	—	(7)	(154)
Balance as of May 31, 2020	$4,869	$840	$634	$29	$6,372
Accumulated goodwill impairment charges as of May 31, 2020	$—	$—	$(133)	$(1,909)	$(2,042)

(1)	Goodwill acquired relates to the acquisitions of Flying Cargo and the controlling interest in an existing joint venture with Swiss Post. See Note 3 for more information.
(2)	Primarily currency translation adjustments, purchase price allocation-related adjustments, and acquired goodwill related to immaterial acquisitions.

We recorded an impairment charge of $358 million attributable to our FedEx Office and Print Services, Inc. (“FedEx Office”) and FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) reporting units in the fourth quarter of 2020. The COVID-19 pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020 and is expected to continue to negatively impact its near-term operating performance. Based on these factors, our outlook for the FedEx Office business and retail industry changed in the fourth quarter of 2020, which contributed $348 million to the goodwill impairment charge.

While there are several factors negatively impacting near-term results at FedEx Express, including weak global economic conditions and the timing and amount of TNT Express integration program expenses, FedEx Express continues to be an established profitable business with a fair value that exceeds its carrying value based on our valuation performed during the fourth quarter of 2020. In addition, our other reporting units with significant recorded goodwill include FedEx Ground and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2020 and 2019. The estimated fair value of each of these reporting units significantly exceeded their carrying values as of the end of 2020 and 2019; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates. No impairments of goodwill were recognized in 2019.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2018, we incurred a goodwill impairment charge of $374 million related to FedEx Supply Chain, eliminating substantially all of the goodwill attributable to this reporting unit. In our evaluation of the goodwill of this reporting unit, we compared the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value was estimated using standard valuation methodologies (principally the income and market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. The key factors contributing to the goodwill impairment were underperformance of the FedEx Supply Chain business during 2018, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of the acquisition. Based on these factors, our outlook for the business and industry changed in the fourth quarter of 2018.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2020 and 2019 is as follows (in millions):

	2020			2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$641	$(327)	$314	$685	$(293)	$392
Technology	65	(57)	8	66	(51)	15
Trademarks and other	132	(132)	—	137	(128)	9
Total	$838	$(516)	$322	$888	$(472)	$416

Amortization expense for intangible assets was $66 million in 2020, $82 million in 2019 and $87 million in 2018.

Expected amortization expense for the next five years is as follows (in millions):

2021	$49
2022	43
2023	40
2024	39
2025	38

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2020	2019
Accrued Salaries and Employee Benefits
Salaries	$436	$425
Employee benefits, including variable compensation	319	552
Compensated absences	814	764
	$1,569	$1,741
Accrued Expenses
Self-insurance accruals	$1,223	$1,104
Taxes other than income taxes	417	304
Other	1,892	1,870
	$3,532	$3,278

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2020, are as follows (in millions):

			May 31,
			2020	2019
	Interest Rate%	Maturity
Senior unsecured debt:	2.30	2020	$—	$400
	3.40	2022	498	497
	2.625-2.70	2023	748	747
	4.00	2024	747	746
	3.2-3.80	2025	1,687	696
	3.25	2026	745	745
	3.30	2027	446	446
	3.40	2028	496	495
	4.20	2029	397	396
	3.1-4.25	2030	1,732	—
	4.90	2034	495	495
	3.90	2035	494	494
	3.875-4.10	2043	984	984
	5.10	2044	742	742
	4.10	2045	641	641
	4.55-4.75	2046	2,461	2,460
	4.40	2047	735	735
	4.05	2048	986	986
	4.95	2049	835	835
	5.25	2050	1,225	—
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:	0.50	2020	—	559
	0.70	2022	695	713
	1.00	2023	815	836
	0.45	2026	541	—
	1.625	2027	1,351	1,387
	1.30	2032	539	—
Total senior unsecured debt			21,518	17,518
Other debt			—	1
Finance lease obligations			485	62
			22,003	17,581
Less current portion			51	964
			$21,952	$16,617

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted average interest rate on long-term debt was 3.6% as of May 31, 2020. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $22.8 billion at May 31, 2020 and $17.8 billion at May 31, 2019. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During July 2019, we issued $2.1 billion of senior unsecured debt under our current shelf registration statement, comprised of $1.0 billion of 3.10% fixed-rate notes due in August 2029, €500 million of 0.45% fixed-rate notes due in August 2025 and €500 million of 1.30% fixed-rate notes due in August 2031. We used the net proceeds to make voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during the first quarter of 2020 and to redeem the $400 million aggregate principal amount of 2.30% notes due February 1, 2020 and the €500 million aggregate principal amount of 0.50% notes due April 9, 2020. The remaining net proceeds are being used for general corporate purposes.

On March 17, 2020, we entered into an amended and restated $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs.

On March 18, 2020, we elected to draw $1.5 billion under the 364-Day Credit Agreement to increase our cash position to preserve financial flexibility in light of disrupted access to commercial paper markets and uncertainty in the global financial markets resulting from the COVID-19 pandemic.

During April 2020, we issued $3.0 billion of senior unsecured debt under our current shelf registration statement, comprised of $1.0 billion of 3.80% fixed-rate notes due in May 2025, $750 million of 4.25% fixed-rate notes due in May 2030 and $1.25 billion of 5.25% fixed-rate notes due in May 2050. We used the net proceeds to repay the $1.5 billion of outstanding borrowings under the 364-Day Credit Agreement, repay $136 million of commercial paper outstanding under our commercial paper program and for general corporate purposes.

The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarters basis. On May 27, 2020, we amended the Credit Agreements to revise the adjusted EBITDA definition to exclude noncash pension service costs (as noted above) and to increase the ratio of debt to adjusted EBITDA as follows: 3.75:1.0 at May 31, 2020; 4.75:1.0 at August 31, 2020; 4.9:1.0 at November 30, 2020; 4.75:1.0 at February 28, 2021; and 3.75:1.0 at May 31, 2021, with the ratio reverting to 3.5:1.0 at August 31, 2021 and thereafter. The amendments to the Credit Agreements also contain temporary covenants restricting us from repurchasing any shares of our common stock or increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share between May 27, 2020 and May 31, 2021. The ratio of our debt to adjusted EBITDA was 3.0 to 1.0 at May 31, 2020.

We believe the covenants discussed above are the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited. We had $250 million of the letter of credit sublimit unused under our revolving credit facility as of May 31, 2020.

As of May 31, 2020, no commercial paper was outstanding.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LEASES

Disclosure Subsequent to the Adoption of the New Lease Accounting Standard (ASU 2016-02)

The following table is a summary of the components of net lease cost for the period ended May 31, 2020 (in millions):

2020
Operating lease cost(1)	$2,668
Finance lease cost:
Amortization of right-of-use assets	18
Interest on lease liabilities	12
Total finance lease cost	30
Short-term lease cost	197
Variable lease cost(1)	1,160
Net lease cost	$4,055

(1)   Expenses are primarily accounted for in the “Rentals and landing fees” line item. Additional amounts related to embedded leases are accounted for in the “Purchased transportation,” “Fuel” and “Other” line items in the accompanying consolidated statements of income.

Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,608
Operating cash flows paid for interest portion of finance leases	14
Financing cash flows paid for principal portion of finance leases	84
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,915
Right-of-use assets obtained in exchange for new finance lease liabilities	$484

Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

2020
Operating leases:
Operating lease right-of-use assets, net	$13,917

Current portion of operating lease liabilities	1,923
Operating lease liabilities	12,195
Total operating lease liabilities	$14,118

Finance leases:
Net property and equipment	$480

Current portion of long-term debt	51
Long-term debt, less current portion	434
Total finance lease liabilities	$485

Weighted-average remaining lease term
Operating leases	9.9
Finance leases	32.0

Weighted-average discount rate
Operating leases	3.19%
Finance leases	3.58%

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We utilize certain aircraft, land, facilities, retail locations and equipment under finance and operating leases that expire at various dates through 2060. We leased 5% of our total aircraft fleet under operating leases as of May 31, 2020 and 6% as of May 31, 2019. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2020 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2021	$250	$2,099	$2,349	$67	$2,416
2022	233	2,007	2,240	26	2,266
2023	198	1,789	1,987	25	2,012
2024	102	1,563	1,665	24	1,689
2025	69	1,365	1,434	81	1,515
Thereafter	245	6,661	6,906	646	7,552
Total lease payments	1,097	15,484	16,581	869	17,450
Less imputed interest	(92)	(2,371)	(2,463)	(384)	(2,847)
Present value of lease liability	$1,005	$13,113	$14,118	$485	$14,603

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of May 31, 2020, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.6 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from fiscal 2021 to fiscal 2022.

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

Comparative Disclosures Prior to the Adoption of the New Lease Accounting Standard (ASU 2016-02)

The following table is a summary of the Company’s net rental expense for operating leases for the years ended May 31, 2019 and 2018 (in millions):

	2019	2018
Minimum rentals	$2,875	$2,913
Contingent rentals(1)	222	194
	$3,097	$3,107
(1)	Contingent rentals are based on equipment usage.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments under noncancelable operating leases with an initial or remaining term in excess of one year at May 31, 2019 were as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases
2020	$288	$2,209	$2,497
2021	230	2,033	2,263
2022	212	1,816	2,028
2023	154	1,625	1,779
2024	58	1,428	1,486
Thereafter	85	7,977	8,062
Total	$1,027	$17,088	$18,115

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2020, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2020	2019	2018
Foreign currency translation loss:
Balance at beginning of period	$(954)	$(759)	$(685)
Translation adjustments	(254)	(195)	(74)
Reclassification to retained earnings due to the adoption of ASU 2018-02	1	—	—
Balance at end of period	(1,207)	(954)	(759)
Retirement plans adjustments:
Balance at beginning of period	89	181	270
Prior service cost (credit) arising during period	3	—	(4)
Reclassifications from AOCI	(82)	(92)	(85)
Reclassification to retained earnings due to the adoption of ASU 2018-02	50	—	—
Balance at end of period	60	89	181
Accumulated other comprehensive loss at end of period	$(1,147)	$(865)	$(578)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2020	2019	2018
Amortization of retirement plans prior service credits, before tax	$107	$120	$121	Other retirement plans (expense) income
Income tax benefit	(25)	(28)	(36)	Provision for income taxes
AOCI reclassifications, net of tax	$82	$92	$85	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2020	2019	2018
Stock-based compensation expense	$168	$174	$167

We have two types of equity-based compensation: stock options and restricted stock.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	2020	2019	2018
Weighted-average Black-Scholes value	$33.97	$61.42	$55.72
Intrinsic value of options exercised	$44	$122	$359
Black-Scholes Assumptions:
Expected lives	6.4 years	6.4 years	6.5 years
Expected volatility	23%	21%	23%
Risk-free interest rate	1.91%	2.94%	2.07%
Dividend yield	1.630%	0.935%	0.796%

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

The following table summarizes information regarding stock option activity for the year ended May 31, 2020:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2019	13,622,515	$166.89
Granted	3,839,144	159.77
Exercised	(763,104)	83.70
Forfeited	(573,810)	192.34
Outstanding at May 31, 2020	16,124,745	$167.79	6.2	$118
Exercisable	9,654,040	$154.19	4.7	$118
Expected to vest	5,975,696	$188.09	8.4	$—
Available for future grants	27,415,296
(1)	Only presented for options with market value at May 31, 2020 in excess of the exercise price of the option.

The options granted during 2020 are primarily related to our principal annual stock option grant in June 2019.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding vested and unvested restricted stock for the year ended May 31, 2020:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2019	324,478	$217.76
Granted	207,012	158.58
Vested	(154,449)	200.84
Forfeited	(5,351)	197.07
Unvested at May 31, 2020	371,690	$192.19

During the year ended May 31, 2019, there were 149,579 shares of restricted stock granted with a weighted-average fair value of $253.28 per share. During the year ended May 31, 2018, there were 155,624 shares of restricted stock granted with a weighted-average fair value of $212.60 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2020	2,073,310	$99
2019	2,249,301	$115
2018	2,465,493	$112

As of May 31, 2020, there was $209 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2020 represented 14% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2020	2019	2018
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,284	$539	$4,566
Weighted-average common shares	261	262	267
Basic earnings per common share	$4.92	$2.06	$17.08

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,284	$539	$4,566
Weighted-average common shares	261	262	267
Dilutive effect of share-based awards	1	3	5
Weighted-average diluted shares	262	265	272
Diluted earnings per common share	$4.90	$2.03	$16.79

Anti-dilutive options excluded from diluted earnings per common share	11.7	5.4	2.5

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2020	2019	2018
Current provision (benefit)
Domestic:
Federal	$(230)	$(107)	$(540)
State and local	67	64	43
Foreign	198	243	461
	35	200	(36)
Deferred provision (benefit)
Domestic:
Federal	475	(61)	271
State and local	1	(7)	125
Foreign	(128)	(17)	(579)
	348	(85)	(183)
	$383	$115	$(219)

Pre-tax earnings of foreign operations for 2020, 2019 and 2018 were $634 million, $929 million and $958 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax rate (21% in 2020, 21% in 2019 and 29.2% in 2018) to income before taxes for the years ended May 31 is as follows (in millions):

	2020	2019	2018
Taxes computed at federal statutory rate	$350	$138	$1,271
(Decreases) increases in income tax from:
Valuation allowance	(129)	(79)	31
Goodwill impairment charge	75	—	109
Benefit from U.S. tax loss carryback to prior years	(71)	—	—
Non-deductible expenses	70	79	81
State and local income taxes, net of federal benefit	53	44	119
U.S. deferred tax adjustments related to foreign operations	51	—	—
Foreign operations	38	(1)	25
Uncertain tax positions	(14)	8	86
Foreign tax rate enactments	(10)	50	6
Benefits from share-based payments	(5)	(18)	(60)
TCJA(1)	—	(71)	(1,354)
Foreign tax credits from distributions	—	(8)	(225)
Corporate structuring transactions(2)	—	—	(255)
Other, net	(25)	(27)	(53)
Provision for income taxes (benefit)	$383	$115	$(219)
Effective Tax Rate	23.0%	17.6%	(5.0)%
(1)

Primary components in 2018 were a $1.15 billion benefit from the remeasurement of our net U.S. deferred tax liability and a $204 million one-time benefit from a contribution to our U.S. Pension Plans in 2018.

(2)	The 2018 net benefit consists of foreign deferred tax benefits of $434 million, which were partially offset by U.S. deferred tax expenses of $179 million.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2020 tax rate includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2020 tax rate also includes a deferred income tax expense of $51 million for a change in deferred tax balances related to future foreign tax credits from our international structure as a result of changes in legal entity forecasts during the fourth quarter. The 2020 tax rate was negatively impacted by decreased earnings in certain non-U.S. jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. As a result, an income tax benefit of $71 million was recorded in 2020 in connection with a tax loss generated during 2020 that the CARES Act will now allow to be carried back to 2015, a tax year when the U.S. federal income tax rate was 35%.

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

The 2018 tax rate was favorably impacted by the TCJA, which resulted in a provisional benefit of $1.15 billion from the remeasurement of our net U.S. deferred tax liability. In addition, we recognized a one-time benefit of $204 million from a $1.5 billion contribution to our U.S. Pension Plans in 2018. Our 2018 tax rate also included a net benefit of $255 million from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million from foreign tax credits generated by distributions to the U.S. from our foreign operations. The 2018 tax rate was negatively impacted by an increase in uncertain tax positions for income tax audits.

The TCJA, enacted on December 22, 2017, significantly changed the U.S. corporate income tax system by reducing our U.S. statutory federal income tax rate from 35% to 21% (due to our May 31 fiscal year-end, the lower rate was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for 2019 and subsequent years).

During 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $233 million cumulative benefit through 2019. Notwithstanding this inconsistency, we remain confident in our interpretation of the TCJA and intend to defend this position through litigation, if necessary. However, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

In December 2017, the SEC staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance to registrants in accounting for income taxes under the TCJA. In accordance with SAB 118, we made reasonable estimates and recorded provisional amounts for the TCJA during 2018. Under the transitional provisions of SAB 118, we had a one-year measurement period to complete the accounting for the initial tax effects of the TCJA. During 2019, we completed our accounting for the tax effects of the TCJA and recorded a $4 million tax expense to adjust the $1.15 billion provisional benefit recorded in 2018.

As provided for in the TCJA, our historical earnings were subject to the one-time transition tax and can now be repatriated to the U.S. with a de minimis tax cost. We continue to assert that both our historical and current earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided, including deferred taxes on any additional outside basis difference (e.g., stock basis differences attributable to acquisition or other permanent differences).

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2020		2019
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles(1)	$3,819	$8,745	$592	$4,633
Employee benefits	1,448	—	1,256	—
Self-insurance accruals	647	—	585	—
Other	579	375	510	340
Net operating loss/credit carryforwards	1,262	—	1,139	—
Valuation allowances	(450)	—	(590)	—
	$7,305	$9,120	$3,492	$4,973

(1)	Includes impact from adoption of the new lease accounting standard in 2020. See Note 7 for additional information.

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2020	2019
Noncurrent deferred tax assets(1)	$1,347	$1,340
Noncurrent deferred tax liabilities	(3,162)	(2,821)
	$(1,815)	$(1,481)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our accompanying consolidated balance sheets.

We have approximately $3.6 billion of net operating loss carryovers in various foreign jurisdictions and $1.1 billion of state operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2021. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. See Note 1 above for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently auditing our 2016 and 2017 tax returns. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. The expected impact of any changes would not be material to our consolidated financial statements. During 2020, the IRS closed the audit of our 2014 and 2015 income tax returns. The settlement of this audit did not have a material impact to our consolidated financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2020	2019	2018
Balance at beginning of year	$164	$161	$67
Increases for tax positions taken in the current year	3	—	3
Increases for tax positions taken in prior years	4	31	103
Increase for business acquisition	—	—	—
Decreases for tax positions taken in prior years	(10)	(4)	(10)
Settlements	(31)	(21)	(2)
Decreases from lapse of statute of limitations	—	—	—
Changes due to currency translation	(1)	(3)	—
Balance at end of year	$129	$164	$161

Our liabilities recorded for uncertain tax positions include $127 million at May 31, 2020 and $141 million at May 31, 2019 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $41 million on May 31, 2020 and $38 million on May 31, 2019. Total interest and penalties included in our consolidated statements of income are immaterial.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of our retirement plan costs over the past three years is as follows (in millions):

	2020	2019	2018
Defined benefit pension plans	$148	$111	$150
Defined contribution plans	574	561	527
Postretirement healthcare plans	85	75	74
Retirement plans MTM loss (gain)	794	3,882	(10)
	$1,601	$4,629	$741

The components of the MTM adjustments are as follows (in millions):

	2020	2019	2018
Discount rate change	$2,997	$1,780	$(613)
Demographic experience:
Current year actuarial loss	50	739	419
Change in future assumptions	(229)	887	(37)
Actual versus expected return on assets	(2,024)	476	11
Annuity contract purchase	—	—	210
Total MTM loss (gain)	$794	$3,882	$(10)

2020

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 3.69% at May 31, 2019 to 3.05% at May 31, 2020. The demographic experience in 2020 reflects an update to our mortality assumption and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 15.00% was higher than our expected return of 6.75%, as return seeking assets, primarily equities, were positive despite equity market volatility. Additionally, fixed income assets performed as expected as interest rates declined.

2019

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 4.11% at May 31, 2018 to 3.69% at May 31, 2019. The demographic experience in 2019 reflects updates to several forward-looking assumptions, including retirement rates, disability incidence rates and salary increase assumptions, and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 4.05% was lower than our expected return of 6.75%, as lower than expected equity returns negatively impacted return-seeking assets while fixed-income assets performed as expected due to declining interest rates.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2019, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401(k)-plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies. During 2021, current eligible employees under the PPA pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Discount rate used to determine benefit obligation	3.14%	3.85%	4.27%	1.79%	1.92%	2.37%	2.95%	3.70%	4.33%
Discount rate used to determine net periodic benefit cost	3.85	4.27	4.08	1.92	2.34	2.43	3.70	4.33	4.32
Rate of increase in future compensation levels used to determine benefit obligation	5.17	5.10	4.43	2.19	2.27	2.26	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.10	4.43	4.47	2.43	2.22	2.42	—	—	—
Expected long-term rate of return on assets	6.75	6.75	6.50	3.26	3.12	3.09	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.00	4.00	4.00	2.20	2.20	2.20	—	—	—
Interest crediting rate used to determine benefit obligation	4.00	4.00	4.00	2.00	2.20	2.20	—	—	—

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2020 and 2019, and 6.50% in 2018. For the 15-year period ended May 31, 2020, our actual return was 7.70%, net of all fees and expenses.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities and fixed-income and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate or the Citigroup 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage portfolio risk.

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
•

Fixed income. We determine the fair value of Level 2 corporate bonds, U.S. and non-U.S. government securities and other fixed income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Alternative Investments. The valuation of Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity and the long-term nature of such assets. Investments in private equity, debt, real estate, hedge funds and other private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables and performance multiples.

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2020
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$709	3%	0 - 5%	$278	$431
Equities			30 - 50
U.S. large cap equity(2)	3,070	11		1,172
International equities(2)	3,314	12		2,738
Global equities(2)	1,350	5
U.S. SMID cap equity	673	3		673
Fixed income securities			50 - 70
Corporate	7,983	30			7,983
Government(2)	6,928	26			4,652
Mortgage-backed and other(2)	634	2			170
Alternative investments(2)	2,264	8	0 - 15			$416
Other	53	—		57	(3)
Total U.S. plan assets	$26,978	100%		$4,918	$13,233	$416
Asset Class (International Plans)
Cash and cash equivalents	$9	1%		$9
Equities
International equities(2)	72	5
Global equities(2)	218	15
Fixed income securities
Corporate(2)	342	23
Government(2)	510	34
Mortgage-backed and other(2)	188	12		318
Other(2)	158	10		13	$63
Total international plan assets	$1,497	100%		$340	$63
(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Plan Assets at Measurement Date
	2019
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$570	2%	0 - 5%	$50	$520
Equities			30 - 50
U.S. large cap equity(2)	2,546	11		875
International equities(2)	3,306	14		2,700
Global equities(2)	1,451	6
U.S. SMID cap equity	731	3		730	1
Fixed income securities			50 - 70
Corporate	6,794	29			6,794
Government(2)	5,384	23			3,742
Mortgage-backed and other(2)	622	3			175
Alternative investments(2)	1,963	9	0 - 15			$302
Other	(47)	—		(45)	(2)
Total U.S. plan assets	$23,320	100%		$4,310	$11,230	$302
Asset Class (International Plans)
Cash and cash equivalents	$57	4%		$57
Equities
International equities(2)	72	5
Global equities(2)	206	15
Fixed income securities
Corporate(2)	322	24
Government(2)	438	32		290
Mortgage-backed and other(2)	167	12
Other(2)	112	8		10	$17
Total international plan assets	$1,374	100%		$357	$17

(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2020	2019
Balance at beginning of year	$302	$209
Actual return on plan assets:
Assets held during current year	19	11
Assets sold during the year	16	13
Purchases, sales and settlements	79	69
Balance at end of year	$416	$302

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2020 and a statement of the funded status as of May 31, 2020 and 2019 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Accumulated Benefit Obligation (“ABO”)	$29,272	$25,915	$2,012	$2,084
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$26,554	$22,653	$2,301	$2,167	$1,221	$955
Service cost	768	689	96	94	42	35
Interest cost	1,000	951	43	49	44	40
Actuarial loss (gain)	2,817	3,016	(87)	127	85	266
Benefits paid	(940)	(755)	(41)	(38)	(127)	(123)
Settlements	—	—	(6)	(13)	—	—
Other	—	—	(64)	(85)	49	48
PBO/APBO at the end of year	$30,199	$26,554	$2,242	$2,301	$1,314	$1,221
Change in Plan Assets
Fair value of plan assets at the beginning of year	$23,320	$22,057	$1,578	$1,509	$—	$—
Actual return on plan assets	3,530	984	146	94	—	—
Company contributions	1,068	1,034	86	91	77	73
Benefits paid	(940)	(755)	(41)	(38)	(127)	(123)
Settlements	—	—	(6)	(13)	—	—
Other	—	—	(50)	(65)	50	50
Fair value of plan assets at the end of year	$26,978	$23,320	$1,713	$1,578	$—	$—
Funded Status of the Plans	$(3,221)	$(3,234)	$(529)	$(723)	$(1,314)	$(1,221)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$142	$82	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(38)	(70)	(17)	(16)	(104)	(87)
Noncurrent pension, postretirement healthcare and other benefit obligations	(3,183)	(3,164)	(654)	(789)	(1,210)	(1,134)
Net amount recognized	$(3,221)	$(3,234)	$(529)	$(723)	$(1,314)	$(1,221)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(68)	$(173)	$(7)	$(6)	$1	$1

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2020
Qualified	$30,004	$26,978	$(3,026)
Nonqualified	195	—	(195)
International Plans	2,242	1,713	(529)
Total	$32,441	$28,691	$(3,750)
2019
Qualified	$26,300	$23,320	$(2,980)
Nonqualified	254	—	(254)
International Plans	2,301	1,578	(723)
Total	$28,855	$24,898	$(3,957)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2020	2019
U.S. Pension Benefits
Fair value of plan assets	$26,978	$23,320
PBO	(30,199)	(26,554)
Net funded status	$(3,221)	$(3,234)
International Pension Benefits
Fair value of plan assets	$205	$1,125
PBO	(876)	(1,929)
Net funded status	$(671)	$(804)

	ABO Exceeds the Fair Value of Plan Assets
	2020	2019
U.S. Pension Benefits
ABO(1)	$(29,272)	$(25,915)
Fair value of plan assets	26,978	23,320
PBO	(30,199)	(26,554)
Net funded status	$(3,221)	$(3,234)
International Pension Benefits
ABO(1)	$(637)	$(1,709)
Fair value of plan assets	175	1,120
PBO	(840)	(1,925)
Net funded status	$(665)	$(805)
(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2020	2019
Required	$—	$—
Voluntary	1,000	1,000
	$1,000	$1,000

For 2021, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$768	$689	$679	$96	$94	$97	$42	$35	$36
Interest cost	1,000	951	1,115	43	49	49	44	40	39
Expected return on plan assets	(1,601)	(1,505)	(1,624)	(52)	(47)	(46)	—	—	—
Amortization of prior service credit	(105)	(118)	(118)	(2)	(2)	(2)	—	—	(1)
Actuarial losses (gains) and other	888	3,537	37	(179)	80	(38)	85	265	(9)
Net periodic benefit cost	$950	$3,554	$89	$(94)	$174	$60	$171	$340	$65

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in other comprehensive income were primarily related to amortization of prior service cost in our U.S. Pension Plans of $105 million in 2020 and $118 million in 2019 ($80 million, net of tax, in 2020 and $91 million, net of tax, in 2019).

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2021	$1,008	$50	$104
2022	1,093	46	113
2023	1,154	51	121
2024	1,242	57	126
2025	1,331	62	120
2026-2030	7,967	414	433

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 5.70% during 2021, decreasing to an annual growth rate of 4.50% in 2037 and thereafter.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, constitute our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation)
TNT Express (international express transportation, small-package ground delivery and freight transportation) FedEx Custom Critical Inc. (“FedEx Custom Critical”) (time-critical transportation)

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

Effective March 1, 2020, the results of FedEx Custom Critical are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative and information-technology functions in shared services operations that support our transportation businesses and allow us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported by FedEx Express in their natural expense line items. The FedEx Services segment includes FedEx Services, which provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services for U.S. customers of our major business units and certain back-office support to our other companies.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments.

Also included in corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenue, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other and eliminations	Consolidated Total
Revenue
2020	$35,513	$22,733	$7,102	$22	$3,847	$69,217
2019	37,331	20,522	7,582	22	4,236	69,693
2018	36,172	18,395	6,812	28	4,043	65,450
Depreciation and amortization
2020	$1,894	$789	$381	$413	$138	$3,615
2019	1,801	728	332	355	137	3,353
2018	1,679	681	296	308	131	3,095
Operating income (loss)
2020(1)	$996	$2,014	$580	$—	$(1,173)	$2,417
2019(2)	2,176	2,663	615	—	(988)	4,466
2018(3)	2,172	2,556	490	—	(946)	4,272
Segment assets(4)
2020	$41,252	$24,700	$6,434	$7,285	$(6,134)	$73,537
2019	33,247	17,561	4,736	6,061	(7,202)	54,403
2018	31,753	15,458	4,251	5,501	(4,633)	52,330
(1)

Includes TNT Express integration expenses of $270 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes noncash goodwill and other asset impairment charges of $435 million primarily related to goodwill impairment at FedEx Office and from the decision to permanently retire certain aircraft and related engines at FedEx Express.

(2)

Includes TNT Express integration expenses (including restructuring charges) of $388 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes business realignment costs of $320 million included in “Corporate, other and eliminations” and costs incurred in connection with the settlement of a legal matter involving FedEx Ground of $46 million.

(3)

Includes TNT Express integration expenses (including restructuring charges) of $477 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes goodwill and other asset impairment charges of $380 million included in “Corporate, other and eliminations.”

(4)	Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2020	$3,560	$1,083	$539	$527	$159	$5,868
2019	3,550	808	544	440	148	5,490
2018	3,461	1,178	490	411	123	5,663

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2020	2019(1)	2018(1)
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$7,234	$7,663	$7,273
U.S. overnight envelope	1,776	1,829	1,788
U.S. deferred	4,038	4,225	3,738
Total U.S. domestic package revenue	13,048	13,717	12,799
International priority	7,354	7,405	7,461
International economy	3,082	3,446	3,255
Total international export package revenue	10,436	10,851	10,716
International domestic(2)	4,179	4,540	4,637
Total package revenue	27,663	29,108	28,152
Freight:
U.S.	2,998	3,025	2,797
International priority	1,915	2,070	2,105
International economy	1,930	2,123	1,916
International airfreight	270	314	368
Total freight revenue	7,113	7,532	7,186
Other(3)	737	691	834
Total FedEx Express segment	35,513	37,331	36,172
FedEx Ground segment	22,733	20,522	18,395
FedEx Freight segment	7,102	7,582	6,812
FedEx Services segment	22	22	28
Other and eliminations(4)	3,847	4,236	4,043
	$69,217	$69,693	$65,450
GEOGRAPHICAL INFORMATION(5)
Revenue:
U.S.	$48,404	$47,584	$43,581
International:
FedEx Express segment	19,177	20,424	20,417
FedEx Ground segment	479	467	407
FedEx Freight segment	192	207	181
FedEx Services segment	1	1	1
Other	964	1,010	863
Total international revenue	20,813	22,109	21,869
	$69,217	$69,693	$65,450
Noncurrent assets:
U.S.	$45,691	$33,189	$30,362
International	11,463	8,128	8,627
	$57,154	$41,317	$38,989
(1)	Prior year amounts have been revised to conform to the current year presentation.
(2)	International domestic revenue relates to our intra-country operations.
(3)	Includes the operations of FedEx Custom Critical.
(4)	Includes the FedEx Office and FedEx Logistics operating segments.
(5)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2020	2019	2018
Cash payments for:
Interest (net of capitalized interest)	$639	$617	$524
Income taxes	$389	$407	$760
Income tax refunds received	(353)	(36)	(571)
Cash tax payments, net	$36	$371	$189

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale or purchase of real estate, operating assets or services in the ordinary course of business and in connection with business sales and acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax and intellectual property infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result of the TNT Express acquisition, we have assumed a guarantee related to the demerger of TNT Express and PostNL Holding B.V., which occurred in 2011, for pension benefits earned prior to the date of the demerger. The risk of making payments associated with this guarantee is remote. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2020 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2021	$2,177	$949	$3,126
2022	2,772	590	3,362
2023	2,036	407	2,443
2024	697	263	960
2025	660	226	886
Thereafter	2,723	397	3,120
Total	$11,065	$2,832	$13,897
(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2020, our obligation to purchase one Boeing 767-300 Freighter (“B767F”) aircraft and six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2020, we had $633 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2020, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2021	—	4	20	2	26
2022	9	7	18	5	39
2023	12	6	8	2	28
2024	12	6	—	4	22
2025	12	6	—	2	20
Thereafter	5	1	—	—	6
Total	50	30	46	15	141

During 2020, FedEx Express exercised options to purchase an additional six B767F aircraft for delivery in 2022. Additionally, FedEx Express executed two contract amendments rescheduling two B777F aircraft deliveries from 2023 to 2022 and two B767F aircraft deliveries from 2022 to 2023.

In the fourth quarter of 2020, we received notice from certain aircraft manufacturers (i) rescheduling four B767F aircraft deliveries from 2020 to 2021, as well as two B767F aircraft deliveries from 2021 to 2022, and (ii) rescheduling certain Cessna SkyCourier 408 and ATR 72-600F aircraft between 2021 and 2026.

On June 25, 2020, FedEx Express executed a contract amendment rescheduling B767F aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

NOTE 18: CONTINGENCIES

Service Provider Lawsuits. FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as a joint employer of drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain wage payments from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses.

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

On September 17, 2019 and November 6, 2019, FedEx, its Board of Directors and certain present and former directors and officers were named as defendants in two stockholder derivative lawsuits filed in the U.S. District Court for the District of Delaware. The complaints, which were subsequently consolidated, repeated the allegations in the federal securities litigation complaints, and asserted new claims against the FedEx Board of Directors and certain present and former directors and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, insider selling and violations of the federal securities laws. On June 24, 2020, the consolidated lawsuit was dismissed with prejudice. Any appeal of the dismissal must be made by July 24, 2020.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Lawsuit Related to New York Cigarette Litigation. On October 3, 2019, FedEx and certain present and former FedEx directors and officers were named as defendants in a stockholder derivative lawsuit filed in the Delaware Court of Chancery. The complaint alleges the defendants breached their fiduciary duties in connection with the activities alleged in lawsuits filed by the City of New York and the State of New York against FedEx Ground in December 2013 and November 2014 and against FedEx Ground and FedEx Freight in July 2017. The underlying lawsuits related to the alleged shipment of cigarettes to New York residents in contravention of several statutes, as well as common law nuisance claims, and were dismissed by the court in December 2018 following entry into a final settlement agreement for approximately $35 million. The settlement did not include any admission of liability by FedEx Ground or FedEx Freight. In addition to the settlement amount, we recognized approximately $10 million for certain attorney’s fees in connection with the underlying lawsuits. We are not currently able to estimate the probability of loss or the amount or range of potential loss, if any, at this stage of the lawsuit. On August 14, 2019, a separate stockholder derivative lawsuit alleging similar breaches of fiduciary duty was filed in the Delaware Court of Chancery. The plaintiff voluntarily dismissed this lawsuit on June 25, 2020.

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

NOTE 19: RELATED PARTY TRANSACTIONS

Our Chairman and Chief Executive Officer, Frederick W. Smith, currently holds an approximate 10% ownership interest in the Washington, D.C. National Football League professional football team and is a member of its board of directors. FedEx has a multi-year naming rights agreement with Washington Football, Inc. granting us certain marketing rights, including the right to name the stadium where the team plays and other events are held “FedExField.”

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: SUMMARY OF QUARTERLY OPERATING RESULTS (UNAUDITED)

(in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020(1)
Revenue	$17,048	$17,324	$17,487	$17,358
Operating income	977	554	411	475
Net income (loss)(2)	745	560	315	(334)
Basic earnings (loss) per common share(3)	2.86	2.15	1.21	(1.28)
Diluted earnings (loss) per common share(3)	2.84	2.13	1.20	(1.28)
2019(4)
Revenue	$17,052	$17,824	$17,010	$17,807
Operating income	1,071	1,168	911	1,316
Net income (loss)(5)	835	935	739	(1,969)
Basic earnings (loss) per common share(3)	3.15	3.56	2.83	(7.56)
Diluted earnings (loss) per common share(3)	3.10	3.51	2.80	(7.56)
(1)

The fourth quarter, third quarter, second quarter and first quarter of 2020 include $63 million, $72 million, $64 million and $71 million, respectively, of TNT Express integration expenses. The fourth quarter includes $369 million of goodwill and other asset impairment charges associated with the FedEx Office and FedEx Logistics operating segments and a net loss of $794 million related to the annual MTM retirement plans accounting adjustment. The second quarter of 2020 includes asset impairment charges of $66 million related to the permanent retirement of 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express.

(2)

The fourth quarter of 2020 includes a tax benefit of $71 million in connection with the 2020 U.S. tax loss that can be offset against income in prior years under the CARES Act and a tax expense of $51 million due to a change in deferred tax balances related to foreign tax operations. The second quarter of 2020 includes a tax benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards.

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

(5)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we have no significant exposure to changing interest rates on our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $22.8 billion at May 31, 2020 and outstanding fixed- and floating-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.8 billion at May 31, 2019. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $303 million as of May 31, 2020 and approximately $390 million as of May 31, 2019. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the majority of our transactions during the periods presented in this Annual Report on Form 10-K are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly positive impact on operating income in 2020 and 2019. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2020, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of $201 million for 2021, assuming operations were consistent with the prior year. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2020 and 2019.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

SELECTED FINANCIAL DATA

The following table sets forth (in millions, except per share amounts and other operating data) certain selected consolidated financial and operating data for FedEx Corporation (“FedEx”) as of and for the five years ended May 31, 2020. This information should be read in conjunction with the Consolidated Financial Statements, Management’s Discussion and Analysis of Results of Operations and Financial Condition and other financial data appearing elsewhere in this Annual Report on Form 10-K. Defined terms used below have the meaning set forth in Management’s Discussion and Analysis of Results of Operations and Financial Condition.

	2020(1)(2)(3)	2019(2)(3)(4)	2018(2)(3)(5)(8)	2017(2)(3)(6)(8)	2016(3)(7)(8)
Operating Results
Revenue	$69,217	$69,693	$65,450	$60,319	$50,365
Operating income	2,417	4,466	4,272	4,566	4,168
Income before income taxes	1,669	655	4,353	4,579	2,740
Net income	1,286	540	4,572	2,997	1,820
Per Share Data
Earnings per share:
Basic	$4.92	$2.06	$17.08	$11.24	$6.59
Diluted	$4.90	$2.03	$16.79	$11.07	$6.51
Average shares of common stock outstanding	261	262	267	266	276
Average common and common equivalent shares outstanding	262	265	272	270	279
Cash dividends declared	$2.60	$2.60	$2.00	$1.60	$1.00
Financial Position
Property and equipment, net	$33,608	$30,429	$28,154	$25,981	$24,284
Total assets(9)	73,537	54,403	52,330	48,552	45,959
Long-term debt, less current portion(9)	21,952	16,617	15,243	14,909	13,733
Common stockholders’ investment	18,295	17,757	19,416	16,073	13,784
Other Operating Data
FedEx Express aircraft fleet	679	681	670	657	643
(1)

Results for 2020 include noncash goodwill and other asset impairment charges of $435 million ($416 million, net of tax, or $1.58 per diluted share) primarily related to goodwill impairment at FedEx Office and from the decision to permanently retire certain aircraft and related engines at FedEx Express.

(2)

Results include TNT Express integration expenses (including any restructuring charges) of $270 million ($209 million, net of tax, or $0.80 per diluted share) in 2020, $388 million ($314 million, net of tax, or $1.18 per diluted share) in 2019, $477 million ($372 million, net of tax, or $1.36 per diluted share) in 2018 and $327 million ($245 million, net of tax, or $0.91 per diluted share) in 2017. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment.

(3)

Results include the following: MTM retirement plans accounting adjustments: net loss of $794 million ($583 million, net of tax, or $2.22 per diluted share) in 2020 and net loss of $3.9 billion ($3.0 billion, net of tax, or $11.22 per diluted share) in 2019; net gains of $10 million ($9 million, net of tax, or $0.03 per diluted share) in 2018 and $24 million ($6 million, net of tax, or $0.02 per diluted share) in 2017; and a net loss of $1.5 billion ($946 million, net of tax, or $3.39 per diluted share) in 2016. See Note 1 and Note 13 to the accompanying consolidated financial statements for additional information.

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

(5)

Results for 2018 include tax benefits of $2.1 billion ($7.71 per diluted share), which includes benefits of $1.6 billion related to the TCJA as follows: a provisional benefit of $1.15 billion ($4.22 per diluted share) for the remeasurement of our net U.S. deferred tax liability for lower tax rates; a benefit of $204 million ($0.75 per diluted share) from an incremental pension contribution made in the third quarter and deductible against prior year taxes at 35%; and a benefit of approximately $265 million ($0.97 per diluted share) for the phase-in of the reduced tax rate applied to 2018 earnings. The remaining 2018 tax benefits include a net benefit of $255 million ($0.94 per diluted share) from corporate structuring transactions as part of the ongoing integration of FedEx Express and TNT Express and a benefit of $225 million ($0.83 per diluted share) from foreign tax credits associated with distributions to the U.S. from foreign operations. In addition, 2018 results include $380 million ($379 million, net of tax, or $1.39 per diluted share) of goodwill and other asset impairment charges related to FedEx Supply Chain and charges of $8 million ($6 million, net of tax, or $0.02 per diluted share) for legal reserves related to certain U.S. Customs and Border Protection (“CBP”) matters involving FedEx Logistics.

(6)

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

(7)

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

(9)

Includes adjustments in 2016 related to our adoption of an accounting standard that requires us to classify debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, rather than as an asset.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2020 and 2019, and for each of the three years in the period ended May 31, 2020, and have issued our report thereon dated July 20, 2020 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 20, 2020

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2020, 2019 AND 2018

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2020	$121	$442	$—		$388	(a)	175
2019	199	295	—		373	(a)	121
2018	115	246	—		162	(a)	199
Allowance for Revenue Adjustments
2020	$179	$—	$1,286	(b)	$1,250	(c)	$215
2019	202	—	1,192	(b)	1,215	(c)	179
2018	137	—	1,173	(b)	1,108	(c)	202
Inventory Valuation Allowance:
2020	$335	$33	$—		$33		$335
2019	268	28	75		36		335
2018	237	27	6		2		268
(a)	Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)	Principally charged against revenue.
(c)	Service failures, rebills and other.