Form 10-Q
period 2020-08-31
FEDEX CORP
filed 2020-09-15
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 11, 2020
Common Stock, par value $0.10 per share	262,591,998

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2020 and May 31, 2020	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2020 and 2019	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2020 and 2019	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2020 and 2019	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three Months Ended August 31, 2020 and 2019	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	19
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	20
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4. Controls and Procedures	42

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	43
ITEM 1A. Risk Factors	43
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	45
ITEM 5. Other Information	45
ITEM 6. Exhibits	46
Signature	48

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2020 (Unaudited)	May 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,954	$4,881
Receivables, less allowances of $485 and $390	10,508	10,102
Spare parts, supplies and fuel, less allowances of $337 and $335	593	572
Prepaid expenses and other	848	828
Total current assets	18,903	16,383
PROPERTY AND EQUIPMENT, AT COST	66,446	65,024
Less accumulated depreciation and amortization	32,184	31,416
Net property and equipment	34,262	33,608
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	14,496	13,917
Goodwill	6,633	6,372
Other assets	3,354	3,257
Total other long-term assets	24,483	23,546
	$77,648	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2020 (Unaudited)	May 31, 2020
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	87	51
Accrued salaries and employee benefits	1,756	1,569
Accounts payable	3,339	3,269
Operating lease liabilities	2,024	1,923
Accrued expenses	3,989	3,532
Total current liabilities	11,195	10,344
LONG-TERM DEBT, LESS CURRENT PORTION	23,204	21,952
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,171	3,162
Pension, postretirement healthcare and other benefit obligations	5,036	5,019
Self-insurance accruals	2,147	2,104
Operating lease liabilities	12,714	12,195
Other liabilities	719	466
Total other long-term liabilities	23,787	22,946
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2020 and May 31, 2020	32	32
Additional paid-in capital	3,375	3,356
Retained earnings	26,108	25,216
Accumulated other comprehensive loss	(1,020)	(1,147)
Treasury stock, at cost	(9,033)	(9,162)
Total common stockholders’ investment	19,462	18,295
	$77,648	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2020	2019
REVENUE	$19,321	$17,048
OPERATING EXPENSES:
Salaries and employee benefits	6,852	6,087
Purchased transportation	4,977	4,028
Rentals and landing fees	936	920
Depreciation and amortization	926	879
Fuel	565	870
Maintenance and repairs	806	768
Other	2,669	2,519
	17,731	16,071
OPERATING INCOME	1,590	977
OTHER INCOME (EXPENSE):
Interest, net	(184)	(137)
Other retirement plans income	201	168
Other, net	(1)	(12)
	16	19
INCOME BEFORE INCOME TAXES	1,606	996
PROVISION FOR INCOME TAXES	361	251
NET INCOME	$1,245	$745
EARNINGS PER COMMON SHARE:
Basic	$4.75	$2.86
Diluted	$4.72	$2.84
DIVIDENDS DECLARED PER COMMON SHARE	$1.30	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2020	2019
NET INCOME	$1,245	$745
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $2 in 2020 and $3 in 2019	129	(83)
Amortization of prior service credit, net of tax benefit of $1 in 2020 and $6 in 2019	(2)	(21)
	127	(104)
COMPREHENSIVE INCOME	$1,372	$641

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2020	2019
Operating Activities:
Net income	$1,245	$745
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	926	879
Provision for uncollectible accounts	143	105
Stock-based compensation	75	67
Other noncash items and deferred income taxes	531	694
Changes in assets and liabilities:
Receivables	(387)	(267)
Other assets	(30)	(118)
Accounts payable and other liabilities	198	(1,537)
Other, net	(50)	(3)
Cash provided by operating activities	2,651	565
Investing Activities:
Capital expenditures	(1,424)	(1,418)
Proceeds from asset dispositions and other	6	(1)
Cash used in investing activities	(1,418)	(1,419)
Financing Activities:
Principal payments on debt	(45)	(985)
Proceeds from debt issuances	959	2,093
Proceeds from stock issuances	82	12
Dividends paid	(170)	(170)
Purchase of treasury stock	—	(3)
Other, net	(1)	(5)
Cash provided by financing activities	825	942
Effect of exchange rate changes on cash	15	(18)
Net increase in cash and cash equivalents	2,073	70
Cash and cash equivalents at beginning of period	4,881	2,319
Cash and cash equivalents at end of period	$6,954	$2,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31,
	2020	2019
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	3,356	3,231
Employee incentive plans and other	19	26
Ending Balance	3,375	3,257
Retained Earnings
Beginning Balance	25,216	24,648
Net Income	1,245	745
Cash dividends declared ($1.30 and $1.30 per share)	(341)	(339)
Employee incentive plans and other	(12)	(2)
Adoption of new accounting standards on June 1, 2019(1)	—	(4)
Ending Balance	26,108	25,048
Accumulated Other Comprehensive Income
Beginning Balance	(1,147)	(865)
Other comprehensive income, net of tax benefit of $3 and $9	127	(104)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	51
Ending Balance	(1,020)	(918)
Treasury Stock
Beginning Balance	(9,162)	(9,289)
Purchase of treasury stock (0.0 and 0.02 million shares)	—	(3)
Employee incentive plans and other (1.0 and 0.3 million shares)	129	39
Ending Balance	(9,033)	(9,253)
Total Common Stockholders' Investment Balance	$19,462	$18,166
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2020 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2020, and the results of our operations for the three-month periods ended August 31, 2020 and 2019, cash flows for the three-month periods ended August 31, 2020 and 2019, and changes in common stockholders’ investment for the three-month periods ended August 31, 2020 and 2019. Operating results for the three-month period ended August 31, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2021 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit shipments totaled $620 million and $563 million at August 31, 2020 and May 31, 2020, respectively. Contract assets net of deferred unearned revenue were $450 million and $456 million at August 31, 2020 and May 31, 2020, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $10 million at August 31, 2020 and May 31, 2020, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended
	2020	2019
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$1,861	$1,866
U.S. overnight envelope	426	479
U.S. deferred	1,096	956
Total U.S. domestic package revenue	3,383	3,301
International priority	2,317	1,817
International economy	616	855
Total international export package revenue	2,933	2,672
International domestic(1)	1,088	1,076
Total package revenue	7,404	7,049
Freight:
U.S.	833	695
International priority	653	464
International economy	371	516
International airfreight	75	66
Total freight revenue	1,932	1,741
Other	311	155
Total FedEx Express segment	9,647	8,945
FedEx Ground segment	7,040	5,179
FedEx Freight segment	1,826	1,905
FedEx Services segment	8	4
Other and eliminations(2)	800	1,015
	$19,321	$17,048
(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments.

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

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $75 million for the three-month period ended August 31, 2020 and $67 million for the three-month period ended August 31, 2019. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of August 31, 2020, we had €640 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of August 31, 2020, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 that amends the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables, to utilize an expected loss methodology in place of the incurred loss methodology. We adopted this standard effective June 1, 2020 (fiscal 2021). We updated our process for estimating the expected credit loss to include a review of forecasted information that may impact expected collectability over the lifetime of the asset. See Note 2 for additional information. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 that reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. We adopted this standard effective June 1, 2020 (fiscal 2021) and applied these changes prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard is effective June 1, 2021 (fiscal 2022). We adopted this standard effective June 1, 2020 (fiscal 2021). The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

New Accounting Standards and Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06 that changes how entities account for convertible instruments and contracts in an entity’s own equity. These changes will be effective June 1, 2022 (fiscal 2023). We are assessing the impact of this new standard on our consolidated financial statements and related disclosures.

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. We did not repurchase any shares of FedEx common stock during the first quarter of 2021. As of August 31, 2020, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

During 2020, we amended our amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and our $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The amendments to the Credit Agreements, among other things, temporarily restrict us from repurchasing any shares of our common stock between May 27, 2020 and May 31, 2021.

See Note 4 for more information on the amendments to the Credit Agreements.

DIVIDENDS DECLARED PER COMMON SHARE. On August 14, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on October 1, 2020 to stockholders of record as of the close of business on September 4, 2020. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. The amendments to the Credit Agreements discussed above under “Treasury Shares” temporarily restrict us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share between May 27, 2020 and May 31, 2021. There are no other material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

(2) Credit Losses

We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecasted information, including underlying economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs and collections information and underlying economic expectations.

Our allowance for credit losses was $175 million at May 31, 2020. Credit losses charged to expense for the quarters ended August 31, 2020 and 2019, were $143 million and $105 million, respectively. Our allowance for credit losses as of August 31, 2020 is $222 million.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2020	2019
Foreign currency translation loss:
Balance at beginning of period	$(1,207)	$(954)
Translation adjustments	129	(83)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	1
Balance at end of period	(1,078)	(1,036)
Retirement plans adjustments:
Balance at beginning of period	60	89
Reclassifications from AOCI	(2)	(21)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	50
Balance at end of period	58	118
Accumulated other comprehensive (loss) at end of period	$(1,020)	$(918)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2020	2019
Amortization of retirement plans prior service credits, before tax	$3	$27	Other retirement plans (expense) income
Income tax benefit	(1)	(6)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$21	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass through trusts formed by FedEx Express to sell, in one or more future offerings, pass through certificates.

During August 2020, FedEx Express issued $970 million of Pass Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass through trusts (the “Trusts”). The Certificates are secured by 19 Boeing aircraft with a net book value of $1.9 billion at August 31, 2020. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

Each Trust meets the definition of a variable interest entity, or VIE, as defined in the Consolidations topic of the Codification (ASC 810), and must be considered for consolidation in our financial statements. Our assessment of the Trusts considers both quantitative and qualitative factors, including the purpose for which the Trust was established and the nature of the risks related to the Trusts. Neither FedEx nor FedEx Express invests in or possesses a financial interest in the Trusts. Rather, FedEx Express has an obligation to make interest and principal payments, which are fully and unconditionally guaranteed by FedEx, and is not the primary beneficiary of the Trusts. Based on this analysis, we determined that we are not required to consolidate the Trusts.

We have a $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs. The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 4.75 to 1.0, calculated as of August 31, 2020 on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.9 to 1.0 at August 31, 2020. The Credit Agreements also contain the temporary covenants discussed in Note 1. We believe these covenants are the only significant restrictive covenants in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

Information regarding changes to the ratio of debt to adjusted EBITDA required to be maintained under the Credit Agreements through the fourth quarter of 2021 is provided in our Annual Report.

As of August 31, 2020, no commercial paper was outstanding and $0.3 million in letters of credit were outstanding, leaving $3.5 billion available under the Credit Agreements for future borrowings. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $22.8 billion at August 31, 2020 and $21.5 billion at May 31, 2020, compared with estimated fair values of $26.0 billion at August 31, 2020 and $22.8 billion at May 31, 2020. The annualized weighted-average interest rate on long-term debt was 3.5% at August 31, 2020. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2020	2019
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,243	$744
Weighted-average common shares	262	260
Basic earnings per common share	$4.75	$2.86
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,243	$744
Weighted-average common shares	262	260
Dilutive effect of share-based awards	1	2
Weighted-average diluted shares	263	262
Diluted earnings per common share	$4.72	$2.84
Anti-dilutive options excluded from diluted earnings per common share	9.0	10.9

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2020	2019
Defined benefit pension plans, net	$25	$37
Defined contribution plans	159	142
Postretirement healthcare plans	21	22
	$205	$201

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Service cost	$213	$192	$23	$24	$11	$11
Other retirement plans (income) expense:
Interest cost	240	250	10	11	10	11
Expected return on plan assets	(446)	(400)	(12)	(13)	—	—
Amortization of prior service credit and other	(2)	(27)	(1)	—	—	—
	(208)	(177)	(3)	(2)	10	11
	$5	$15	$20	$22	$21	$22

For 2021, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $1.0 billion during the first quarter of 2020.

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401-(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the Portable Pension Account (“PPA”) pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its match of up to 3.5%, or to cease receiving compensation credits under the pension plan and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

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

FedEx Custom Critical, Inc. (time-critical transportation)

FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) (cross-border e-commerce technology and e-commerce transportation solutions)

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

Effective June 1, 2020, the results of FedEx Cross Border are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2020	2019
Revenue:
FedEx Express segment	$9,647	$8,945
FedEx Ground segment	7,040	5,179
FedEx Freight segment	1,826	1,905
FedEx Services segment	8	4
Other and eliminations	800	1,015
	$19,321	$17,048
Operating income (loss):
FedEx Express segment	$710	$285
FedEx Ground segment	834	644
FedEx Freight segment	274	194
Corporate, other and eliminations	(228)	(146)
	$1,590	$977

(8) Commitments

As of August 31, 2020, our purchase commitments under various contracts for the remainder of 2021 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2021 (remainder)	$1,180	$782	$1,962
2022	2,166	670	2,836
2023	2,423	460	2,883
2024	1,015	302	1,317
2025	621	226	847
Thereafter	2,716	397	3,113
Total	$10,121	$2,837	$12,958

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2020, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2021, FedEx Express executed a contract amendment rescheduling Boeing 767-300 Freighter (“B767F”) aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

As of August 31, 2020, we had $632 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2020 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2021 (remainder)	—	4	13	—	17
2022	9	7	11	5	32
2023	12	6	13	2	33
2024	12	6	4	4	26
2025	12	6	—	2	20
Thereafter	5	1	—	—	6
Total	50	30	41	13	134

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at August 31, 2020 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2021 (remainder)	$200	$1,661	$1,861	$48	$1,909
2022	229	2,120	2,349	27	2,376
2023	198	1,905	2,103	25	2,128
2024	102	1,672	1,774	24	1,798
2025	69	1,466	1,535	24	1,559
Thereafter	258	7,335	7,593	706	8,299
Total lease payments	1,056	16,159	17,215	854	18,069
Less imputed interest	(85)	(2,392)	(2,477)	(381)	(2,858)
Present value of lease liability	$971	$13,767	$14,738	$473	$15,211

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of August 31, 2020, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.1 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2021 to 2022.

(9) Contingencies

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

On September 17, 2019 and November 6, 2019, FedEx, its Board of Directors and certain present and former directors and officers were named as defendants in two stockholder derivative lawsuits filed in the U.S. District Court for the District of Delaware. The

complaints, which were subsequently consolidated, repeated the allegations in the federal securities litigation complaints, and asserted new claims against the FedEx Board of Directors and certain present and former directors and officers for breach of fiduciary duty, waste of corporate assets, unjust enrichment, insider selling and violations of the federal securities laws. On June 24, 2020, the consolidated lawsuit was dismissed with prejudice. The plaintiff did not appeal the dismissal by the July 24, 2020 deadline.

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

Other Matters. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime or were not provided work breaks or other benefits, as well as lawsuits containing allegations that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations or cash flows.

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2020	2019
Cash payments for:
Interest (net of capitalized interest)	$182	$164
Income taxes	$134	$55
Income tax refunds received	(11)	(12)
Cash tax (refunds) payments, net	$123	$43

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2020, the related condensed consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for the three-month periods ended August 31, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 20, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 15, 2020

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2020 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

As discussed in our Annual Report, as of June 1, 2020 FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) is included in the FedEx Express segment. This change was made to reflect our internal management reporting structure.

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor and security), insurance, uniforms and professional fees.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2021 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2020	2019	Change
Revenue	$19,321	$17,048	13
Operating income (loss):
FedEx Express segment	710	285	149
FedEx Ground segment	834	644	30
FedEx Freight segment	274	194	41
Corporate, other and eliminations	(228)	(146)	(56)
Consolidated operating income	1,590	977	63
Operating margin:
FedEx Express segment	7.4%	3.2%	420	bp
FedEx Ground segment	11.8%	12.4%	(60)	bp
FedEx Freight segment	15.0%	10.2%	480	bp
Consolidated operating margin	8.2%	5.7%	250	bp
Consolidated net income	$1,245	$745	67
Diluted earnings per share	$4.72	$2.84	66

	Year-over-Year Changes
	Revenue	Operating Income (Loss)
FedEx Express segment	$702	$425
FedEx Ground segment	1,861	190
FedEx Freight segment	(79)	80
FedEx Services segment	4	—
Corporate, other and eliminations	(215)	(82)
	$2,273	$613

Overview

The coronavirus (“COVID-19”) pandemic continued to impact our business during the first quarter of 2021, specifically resulting in unprecedented demand for our residential delivery services, rivaling our peak holiday season traffic. Additionally, demand for our commercial services improved sequentially throughout the first quarter of 2021 as businesses reopened around the world. During the first quarter of 2021, we incurred approximately $100 million of increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services in order to protect our team members and customers during the COVID-19 pandemic.

Our consolidated operating income improved during the first quarter of 2021 due to international export and U.S. domestic package volume growth at FedEx Express, residential volume growth at FedEx Ground and yield improvement at FedEx Ground and FedEx Freight. In addition, our results were positively impacted by approximately $130 million due to an additional operating day at all of our transportation segments in the first quarter of 2021. We incurred higher purchased transportation costs and salaries and employee benefits expense to support increased volumes in the first quarter of 2021. Additionally, higher variable incentive compensation expense negatively impacted year-over-year first quarter comparisons by $195 million, approximately half of which was due to the reversal of long-term incentive compensation accruals in the prior year. The provisions recorded for variable compensation during the first quarter of 2021 were for non-executive officer team members based on the assumption that current performance trends will continue during the fiscal year.

We incurred TNT Express integration expenses totaling $49 million ($38 million, net of tax, or $0.14 per diluted share) in the first quarter of 2021, a $22 million decrease from the first quarter of 2020. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, advertising and travel expenses. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

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

Revenue

Revenue increased 13% in the first quarter of 2021 primarily due to volume growth in residential delivery services at FedEx Ground and U.S. domestic package volume at FedEx Express, both reflecting increased e-commerce demand due to the continuing impacts of the COVID-19 pandemic. International export package volume growth at FedEx Express and yield improvement at FedEx Ground and FedEx Freight also contributed to the increase in revenue during the first quarter of 2021. In addition, one additional operating day at all of our transportation segments positively impacted revenue in the first quarter of 2021. These positive factors were partially offset by lower fuel surcharges at all of our transportation segments.

At FedEx Ground, revenue increased 36% in the first quarter of 2021 primarily due to residential delivery volume growth, including the sharp increase in demand resulting from stay-at-home orders and other responsive measures to the COVID-19 pandemic. Revenue at FedEx Express increased 8% in the first quarter of 2021 due to international export and U.S. domestic package volume growth, partially offset by lower fuel surcharges. FedEx Freight revenue decreased 4% in the first quarter of 2021 due to decreased average daily shipments, partially offset by higher revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent	Percent of Revenue
	2020	2019	Change	2020	2019
Operating expenses:
Salaries and employee benefits	$6,852	$6,087	13	35.5%	35.7%
Purchased transportation	4,977	4,028	24	25.8	23.6
Rentals and landing fees	936	920	2	4.8	5.4
Depreciation and amortization	926	879	5	4.8	5.2
Fuel	565	870	(35)	2.9	5.1
Maintenance and repairs	806	768	5	4.2	4.5
Other	2,669	2,519	6	13.8	14.8
Total operating expenses	17,731	16,071	10	91.8	94.3
Operating income	$1,590	$977	63	8.2%	5.7%

The increase in volumes noted above under “Revenue” resulted in a 24% increase in purchased transportation costs driven by FedEx Ground and a 13% increase in salaries and employee benefits expense driven by FedEx Ground and FedEx Express in the first quarter of 2021. Purchased transportation was also negatively impacted by contractor settlement rate increases at FedEx Ground, including in connection with the ongoing expansion of U.S. operations to seven days per week year-round. In addition, salaries and employee benefits expense increased due to merit increases and higher variable incentive compensation at all of our transportation segments in the first quarter of 2021.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 35% in the first quarter of 2021 due to decreased fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarters of 2021 and 2020 in the accompanying discussion of each of our transportation segments.

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

We routinely review our fuel surcharges. Additional information on table changes affecting fuel surcharges can be found in our Annual Report. The net impact of fuel on operating income described below and for each segment below excludes the impact from these table changes.

The net impact of fuel had a slightly negative impact to operating income in the first quarter of 2021 due to lower fuel surcharges, partially offset by decreased fuel prices.

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

Income Taxes

Our effective tax rate was 22.5% for the first quarter of 2021, compared to 25.2% for the first quarter of 2020. The 2021 tax rate was favorably impacted by changes in our corporate legal entity structure, including the tax status of certain foreign entities, and increased earnings in certain non-U.S. jurisdictions.

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

Outlook

The uncertainty over the continuing and ultimate impact the COVID-19 pandemic will have on the global economy generally, and our business in particular, makes any expectations for 2021 inherently less clear. However, based on the current trends in our business, we anticipate increased demand to result in higher revenue and operating income at FedEx Ground and FedEx Express for the remainder of 2021. In addition, yield management and improved productivity is anticipated to contribute to revenue and operating income growth at FedEx Freight in 2021. If our current trends continue, we expect certain expenses, including higher variable incentive compensation accruals and increased supply and other costs related to the COVID-19 pandemic, to continue to be incurred during 2021.

Government travel warnings and restrictions related to the COVID-19 pandemic are expected to continue to impact the demand for commercial air travel, thereby reducing available air capacity. Therefore, we expect continued strong demand for international priority shipments for the remainder of 2021 to necessitate increased usage of our assets to support demand in key international supply chains. We will continue managing network capacity, flexing our network and making adjustments as needed to align with volumes and operating conditions.

We have expanded FedEx Ground seven-day residential delivery coverage to nearly 95 percent of the U.S. population and will continue to optimize our network capacity to meet evolving customer needs. During the second half of 2021, we will focus on last-mile residential delivery optimization by directing certain U.S. day-definite residential FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through advanced technology aimed at improving productivity and safety.

We are continuing to execute our TNT Express integration plans and are scheduled to complete the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and begin offering an enhanced portfolio of international services in 2021. We will leverage the capabilities that TNT Express adds to our portfolio, which are expected to improve our European revenue and profitability, which continue to underperform our expectations for that market. While we expect to make significant progress on integration activities in 2021, particularly in Europe, integration work will continue after 2021. We expect to complete the final phase of international air network interoperability in early calendar 2022.

We expect to incur approximately $125 million of integration expenses in the remainder of 2021 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expenses to be approximately $1.7 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022. We continue to pursue actions in addition to the integration to further transform and optimize the FedEx Express international business, particularly in Europe, including expansion of our e-commerce capabilities and lowering our overhead costs. We may incur additional costs, including capital investments related to these actions. The timing and amount of integration and other expenses, including capital investments, may change as we revise and implement our plans.

Our expectations for the remainder of 2021 are dependent on key external factors, including no further weakening of global economic conditions or additional shut-downs related to the COVID-19 pandemic, current fuel price expectations, and no additional adverse developments in international trade policies and relations.

Other Outlook Matters. For details on key 2021 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

FedEx Cross Border (cross-border e-commerce technology and e-commerce transportation solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)

Effective June 1, 2020, the results of FedEx Cross Border are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure.

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments. Also, the results of the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (”FedEx Office”) operating segments are included in corporate and other. FedEx Office provides an array of document and business services and retail access to our customers for our package transportation businesses. FedEx Logistics provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding.

In the first quarter of 2021, the decrease in revenue in “Corporate, other and eliminations” was driven primarily by the inclusion of FedEx Custom Critical and FedEx Cross Border in the FedEx Express segment and a significant decline in non-shipping revenue at FedEx Office resulting from the COVID-19 pandemic.

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

	Three Months Ended		Percent
	2020	2019	Change
Revenues:
Package:
U.S. overnight box	$1,861	$1,866	—
U.S. overnight envelope	426	479	(11)
U.S. deferred	1,096	956	15
Total U.S. domestic package revenue	3,383	3,301	2
International priority	2,317	1,817	28
International economy	616	855	(28)
Total international export package revenue	2,933	2,672	10
International domestic(1)	1,088	1,076	1
Total package revenue	7,404	7,049	5
Freight:
U.S.	833	695	20
International priority	653	464	41
International economy	371	516	(28)
International airfreight	75	66	14
Total freight revenue	1,932	1,741	11		Percent of Revenue
Other(2)	311	155	101		2020	2019
Total revenues	9,647	8,945	8		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,742	3,372	11		38.8	37.7
Purchased transportation	1,304	1,232	6		13.5	13.8
Rentals and landing fees	504	513	(2)		5.2	5.7
Depreciation and amortization	477	462	3		5.0	5.2
Fuel	496	743	(33)		5.1	8.3
Maintenance and repairs	551	517	7		5.7	5.8
Intercompany charges	461	469	(2)		4.8	5.2
Other	1,402	1,352	4		14.5	15.1
Total operating expenses	8,937	8,660	3		92.6%	96.8%
Operating income	$710	$285	149
Operating margin	7.4%	3.2%	420	bp
(1)	International domestic revenue relates to our international intra-country operations.

(2)	Includes the operations of FedEx Custom Critical and FedEx Cross Border for the period ended August 31, 2020.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2020	2019	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,287	1,218	6
U.S. overnight envelope	483	562	(14)
U.S. deferred	1,207	976	24
Total U.S. domestic ADV	2,977	2,756	8
International priority	696	530	31
International economy	260	294	(12)
Total international export ADV	956	824	16
International domestic(1)	2,298	2,352	(2)
Total ADV	6,231	5,932	5
Revenue per package (yield):
U.S. overnight box	$22.25	$23.94	(7)
U.S. overnight envelope	13.56	13.32	2
U.S. deferred	13.97	15.29	(9)
U.S. domestic composite	17.48	18.71	(7)
International priority	51.18	53.52	(4)
International economy	36.46	45.52	(20)
International export composite	47.18	50.67	(7)
International domestic(1)	7.28	7.15	2
Composite package yield	$18.28	$18.57	(2)
Freight Statistics
Average daily freight pounds:
U.S.	8,849	8,015	10
International priority	5,501	4,792	15
International economy	11,633	13,717	(15)
International airfreight	1,575	1,555	1
Total average daily freight pounds	27,558	28,079	(2)
Revenue per pound (yield):
U.S.	$1.45	$1.36	7
International priority	1.83	1.51	21
International economy	0.49	0.59	(17)
International airfreight	0.74	0.66	12
Composite freight yield	$1.08	$0.97	11

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 8% in the first quarter of 2021 due to international export and U.S. domestic package volume growth, partially offset by lower fuel surcharges. The demand for our domestic residential service offerings continued to increase due to the COVID-19 pandemic, resulting in higher growth in deferred services. Revenue was also positively impacted by pricing initiatives resulting from global air freight capacity constraints and one additional operating day in the first quarter of 2021.

International export package average daily volumes increased 16% in the first quarter of 2021 led by volume growth in Asia-Pacific and Europe. International export package yields decreased 7% in the first quarter of 2021 primarily driven by base yield declines and lower fuel surcharges, partially offset by pricing initiatives resulting from global air freight capacity constraints. Total average daily freight pounds decreased 2% in the first quarter of 2021 primarily due to lower international volume as a result of macroeconomic weakness and the COVID-19 pandemic, partially offset by an increase in U.S. domestic volume. Composite freight yields increased 11% in the first quarter of 2021 primarily due to improved base yields, partially offset by lower fuel surcharges. U.S. domestic package average daily volumes increased 8% in the first quarter of 2021 driven by growth in deferred service offerings and overnight box volume, partially offset by a decrease in overnight envelope shipments. The growth in deferred services was accelerated due to the COVID-19 pandemic. U.S. domestic package yields decreased 7% in the first quarter of 2021 driven by lower fuel surcharges, lower weight per package and unfavorable product mix. Other revenue increased 101% due to inclusion of FedEx Custom Critical and FedEx Cross Border in the FedEx Express segment in the first quarter of 2021.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2020	2019
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.73%	7.27%
High	4.12	8.45
Weighted-average	3.43	7.55
International Export and Freight Fuel Surcharge:
Low	0.28	6.87
High	17.00	18.22
Weighted-average	10.29	15.55
International Domestic Fuel Surcharge:
Low	4.19	3.27
High	20.33	19.47
Weighted-average	5.93	7.50

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 149% in the first quarter of 2021 primarily due to international export and U.S. domestic package volume growth and increased network operating efficiency. Operating income and operating margin were positively impacted by one additional operating day in the first quarter of 2021. FedEx Express segment operating results include approximately $65 million related to a benefit from a reduction in aviation excise taxes provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). These factors were partially offset by higher salaries and employee benefits expense to support increased volume and higher variable incentive compensation expense of $110 million in the first quarter of 2021, approximately half of which was due to the reversal of long-term incentive compensation accruals in the prior year.

FedEx Express segment results included $37 million of TNT Express integration expenses in the first quarter of 2021, a $20 million decrease from the first quarter of 2020.

Salaries and employee benefits increased 11% in the first quarter of 2021 primarily due to staffing to support volume growth, and higher variable incentive compensation expense. Purchased transportation expense increased 6% in the first quarter of 2021 primarily due to the inclusion of FedEx Custom Critical and FedEx Cross Border in the FedEx Express segment, partially offset by lower freight volumes, resulting in lower utilization of third-party transportation providers. Other operating expense increased 4% in the first quarter of 2021 primarily due to higher operating supplies offset by decreased travel, driven by the COVID-19 pandemic. In addition, higher outside service contract expense and bad debt expense negatively impacted other operating expense.

Fuel expense decreased 33% in the first quarter of 2021 due to decreased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the first quarter of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2020	2019	Change		2020	2019
Revenues	$7,040	$5,179	36		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,274	871	46		18.2	16.8
Purchased transportation	3,291	2,303	43		46.7	44.5
Rentals	264	239	10		3.8	4.6
Depreciation and amortization	204	193	6		2.9	3.7
Fuel	4	3	33		—	—
Maintenance and repairs	107	87	23		1.5	1.7
Intercompany charges	432	375	15		6.1	7.3
Other	630	464	36		9.0	9.0
Total operating expenses	6,206	4,535	37		88.2%	87.6%
Operating income	$834	$644	30
Operating margin	11.8%	12.4%	(60)	bp
Average daily package volume	11,559	8,834	31
Revenue per package (yield)	$9.33	$9.13	2

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 36% in the first quarter of 2021 primarily due to residential delivery volume growth, including the sharp increase in demand resulting from stay-at-home orders and other responsive measures to the COVID-19 pandemic. In addition, revenue was positively impacted by yield improvement and one additional operating day in the first quarter of 2021. Average daily volume increased 31% in the first quarter of 2021 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields increased 2% in the first quarter of 2021 primarily due to pricing initiatives, partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2020	2019
Low	5.75%	6.75%
High	5.75	7.25
Weighted-average	5.75	7.04

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 30% in the first quarter of 2021 primarily due to residential delivery volume growth and yield growth. In addition, in the first quarter of 2021, operating income benefited from one additional operating day. These factors were partially offset by higher purchased transportation costs and salaries and employee benefits expense to support increased volumes in the first quarter of 2021.

Purchased transportation expense increased 43% in the first quarter of 2021 due to higher volumes and increased contractor settlement rates, including as a result of the ongoing expansion of U.S. operations to seven days per week year-round. Salaries and employee benefits expense increased 46% in the first quarter of 2021 due to additional staffing to support volume growth, including the ongoing expansion of U.S. operations to seven days per week year-round, merit increases, and higher variable incentive compensation. Other operating expense increased 36% in the first quarter of 2021 primarily due to higher self-insurance accruals and higher operating supplies driven by the COVID-19 pandemic.

The net impact of fuel had a slightly positive impact to operating income in the first quarter of 2021 as decreased fuel prices outpaced lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2020	2019	Change		2020	2019
Revenues	$1,826	$1,905	(4)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	858	919	(7)		47.0	48.3
Purchased transportation	170	187	(9)		9.3	9.8
Rentals	56	52	8		3.1	2.7
Depreciation and amortization	106	94	13		5.8	4.9
Fuel	65	123	(47)		3.6	6.5
Maintenance and repairs	53	65	(18)		2.9	3.4
Intercompany charges	119	126	(6)		6.5	6.6
Other	125	145	(14)		6.8	7.6
Total operating expenses	1,552	1,711	(9)		85.0%	89.8%
Operating income	$274	$194	41
Operating margin	15.0%	10.2%	480	bp
Average daily shipments (in thousands)
Priority	71.3	78.5	(9)
Economy	30.1	32.8	(8)
Total average daily shipments	101.4	111.3	(9)
Weight per shipment (lbs)
Priority	1,096	1,156	(5)
Economy	998	960	4
Composite weight per shipment	1,067	1,098	(3)
Revenue per shipment
Priority	$259.90	$255.45	2
Economy	302.74	295.75	2
Composite revenue per shipment	$272.62	$267.34	2
Revenue per hundredweight
Priority	$23.71	$22.10	7
Economy	30.34	30.81	(2)
Composite revenue per hundredweight	$25.55	$24.35	5

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 4% in the first quarter of 2021 due to decreased average daily shipments, partially offset by higher revenue per shipment. Average daily shipments decreased 9% in the first quarter of 2021 due to lower demand for our service offerings as a result of the COVID-19 pandemic and related supply chain disruptions. Revenue per shipment increased 2% in the first quarter of 2021 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower weight per shipment.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2020	2019
Low	21.00%	23.50%
High	21.30	24.40
Weighted-average	21.20	23.90

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 41% in the first quarter of 2021 driven by continued focus on revenue quality initiatives and aligning our cost structure with current and anticipated business levels, enabling FedEx Freight to improve profit and more than offset the impact of lower volumes as a result of the COVID-19 pandemic and weaker economic conditions.

Salaries and employee benefits expense decreased 7% in the first quarter of 2021 primarily due to lower volumes, partially offset by higher variable incentive compensation and merit increases.

Fuel expense decreased 47% in the first quarter of 2021 primarily due to decreased fuel prices. The net impact of fuel had a slightly negative impact to operating income in the first quarter of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $7.0 billion at August 31, 2020, compared to $4.9 billion at May 31, 2020. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2020	2019
Operating activities:
Net income	$1,245	$745
Noncash charges and credits	1,675	1,745
Changes in assets and liabilities	(269)	(1,925)
Cash provided by operating activities	2,651	565
Investing activities:
Capital expenditures	(1,424)	(1,418)
Proceeds from asset dispositions and other	6	(1)
Cash used in investing activities	(1,418)	(1,419)
Financing activities:
Principal payments on debt	(45)	(985)
Proceeds from debt issuances	959	2,093
Proceeds from stock issuances	82	12
Dividends paid	(170)	(170)
Purchase of treasury stock	—	(3)
Other, net	(1)	(5)
Cash provided by financing activities	825	942
Effect of exchange rate changes on cash	15	(18)
Net increase in cash and cash equivalents	$2,073	$70
Cash and cash equivalents at the end of period	$6,954	$2,389

Cash flows from operating activities increased $2.1 billion in the first quarter of 2021 primarily due to lower pension contributions, relief from certain taxes in the United States pursuant to the CARES Act, lower variable incentive compensation payments and higher net income. Capital expenditures remained flat during the first quarter of 2021 primarily due to higher spending related to aircraft and related equipment at FedEx Express, which was offset by decreased spending on vehicles and trailers at FedEx Freight and FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2021 and 2020.

During August 2020, FedEx Express issued $970 million of Pass Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass through trusts. The Certificates are secured by 19 Boeing aircraft. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes. See Note 4 for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

	Three Months Ended
	2020	2019	Percent Change
Aircraft and related equipment	$773	$541	43
Package handling and ground support equipment	217	141	54
Vehicles and trailers	37	261	(86)
Information technology	194	222	(13)
Facilities and other	203	253	(20)
Total capital expenditures	$1,424	$1,418	—

FedEx Express segment	$1,028	$951	8
FedEx Ground segment	204	96	113
FedEx Freight segment	39	186	(79)
FedEx Services segment	118	151	(22)
Other	35	34	3
Total capital expenditures	$1,424	$1,418	—

Capital expenditures remained flat in the first quarter of 2021 primarily due to higher spending related to aircraft and related equipment at FedEx Express, which was offset by decreased spending on vehicles and trailers at FedEx Freight and FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and the Certificates. As of August 31, 2020, we had outstanding $21.9 billion of senior unsecured debt securities and $970 million of Certificates.

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

Additionally, FedEx fully and unconditionally guarantees the payment obligations of FedEx Express in respect of the Certificates. See Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the senior unsecured debt securities and Note 4 of the accompanying consolidated financial statements for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of August 31, 2020 and May 31, 2020 (in millions):

	August 31, 2020	May 31, 2020
Current Assets	$13,016	$11,014
Intercompany Receivable	3,442	3,985
Total Assets	78,198	62,089
Current Liabilities	7,758	7,030
Intercompany Payable	—	519
Total Liabilities	52,037	49,844

The following table presents the summarized statement of income information as of August 31, 2020 (in millions):

Revenue	$14,215
Intercompany Charges, net	(658)
Operating Income	1,143
Intercompany Charges, net	35
Income Before Income Taxes	1,221
Net Income	$949

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of August 31, 2020 and May 31, 2020 (in millions):

	August 31, 2020	May 31, 2020
Current Assets	$6,231	$4,444
Intercompany Receivable	2,124	3,918
Total Assets	60,673	57,375
Current Liabilities	4,078	3,546
Intercompany Payable	7,138	7,853
Total Liabilities	46,273	45,140

The following table presents the summarized statement of income information as of August 31, 2020 (in millions):

Revenue	$5,334
Intercompany Charges, net	(241)
Operating Income	213
Intercompany Charges, net	135
Income Before Income Taxes	620
Net Income	$601

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are taking actions to manage our cash flow and improve our liquidity, including review and consideration of opportunities and strategies for capital expenditure reductions and deferrals, operating expense reductions and alternative financing sources in addition to our credit facilities and unsecured debt markets. In addition, we expect to benefit from certain of the relief provisions of recently enacted and any future government programs intended to provide economic relief to U.S. and global businesses in response to the COVID-19 pandemic, including relief from certain income, excise and payroll taxes in the United States pursuant to the CARES Act.

We believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our internal and external liquidity needs. Our cash and cash equivalents balance at August 31, 2020 includes $1.2 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the Tax Cuts and Jobs Act significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.1 billion in 2021, a $0.8 billion decrease from 2020. The slight increase in our expected capital expenditures from the estimate in our Annual Report is due to capital investment for additional capacity initiatives in support of increased volumes. Total capital expenditures will include aircraft modernization at FedEx Express and strategic investments to improve productivity and safety. We invested $0.8 billion in aircraft and related equipment in the first quarter of 2021. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2021. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

During the first quarter of 2021, FedEx Express executed a contract amendment rescheduling Boeing 767-300 Freighter aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass through trusts formed by FedEx Express to sell, in one or more future offerings, pass through certificates.

We have a $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 1 and Note 4 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

We do not expect to make any contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) during 2021. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report.

We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

See Note 8 to the accompanying unaudited condensed consolidated financial statements for additional information on our purchase commitments.

OTHER BUSINESS MATTERS

On June 24, 2019, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce (the “DOC”) from enforcing prohibitions contained in the Export Administration Regulations against FedEx. On September 11, 2020, the court granted the DOC’s motion to dismiss the lawsuit. We intend to appeal this decision.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2020, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Income Taxes,” “Outlook,” “Liquidity Outlook” and “Critical Accounting Estimates,” and the “Financing Arrangements,” “Retirement Plans,” “Commitments” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	the negative impacts of the COVID-19 pandemic;

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services or the prices we obtain for our services;

•	anti-trade measures and additional changes in international trade policies and relations;

•	a significant data breach or other disruption to our technology infrastructure;

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

•	damage to our reputation or loss of brand equity;

•	our ability to retain and attract employee talent and maintain our company culture;

•	the impact of the United Kingdom’s withdrawal from the European Union;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenue and market share;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies and actions, which could be unfavorable to our business, including regulatory or other actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo, pilot flight and duty time and other security or safety requirements, export controls, the use of new technology and accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention in response to currency volatility, labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees), environmental (such as global climate change legislation) or postal rules;

•	future changes in tax laws, regulations and interpretations, and challenges to our tax positions;

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

•	the impact of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;

•	increased insurance and claims expenses related to vehicle accidents, workers’ compensation claims and general business liabilities;

•

any impact on our business from disruptions or modifications in service by, or changes in the business or financial soundness of, the U.S. Postal Service, which is a vendor and significant customer of FedEx;

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

•

constraints, volatility or disruption in the capital markets and our ability to maintain our current credit ratings, commercial paper ratings, senior unsecured debt credit ratings and Credit Agreement financial covenants;

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

•

any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2020, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2021, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to the first quarter of 2020, and this weakening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2020, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance and legal employees continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

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

The COVID-19 pandemic has had certain adverse effects on our business, results of operations and financial condition, and we expect such adverse effects will continue. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Due to the crucial role we play in moving supply chains and delivering critical relief, we are considered an essential business and we continue to operate under and respond to evolving governmental and other restrictions issued in the U.S. and globally. The disruption of global supply chains and the global economy has materially affected our business, results of operations and financial condition. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it and treat its impact, the possibility of subsequent widespread outbreaks, and the impact of actions taken in response. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

•

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy. The disruption of global supply chains, interruption in economic activity, preventative measures taken to alleviate the pandemic (such as governmental and other restrictions and other responsive measures), and increased economic uncertainty caused by the pandemic have resulted in increased global economic weakness of an unknown duration. Although certain of the responsive measures have begun, and may continue, to ease in certain locations, the ongoing pandemic, including large outbreaks in various regions, has resulted, and may continue to result, in their reinstitution. Continued weak global economic conditions have reduced business-to-business demand for certain of our services. The various governmental and other restrictions and slow down of commercial activities in major markets around the world has also led to unprecedented demand for residential delivery services, rivaling our peak holiday season traffic. During 2020, we incurred increased costs associated with this demand and lower composite yields than our typical service mix, and we continued to incur increased costs associated with this demand in the first quarter of 2021. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the U.S. and other regions, could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our results of operations.

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

•

Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of planned capital projects. These actions could result in increased costs to successfully implement our business strategy and effectively respond to changes in market dynamics, and could adversely affect our business and results of operations. For additional discussion, see Part I, Item 1 of our Annual Report under the caption “Strategy.”

•

We cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition. For additional discussion, see Part II, Item 7 of our Annual Report under the caption “Liquidity Outlook.”

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many other risks described under the heading “Risk Factors” in our Annual Report, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, additional changes in international trade policies and relations; our ability to successfully integrate the businesses and operations of FedEx Express and TNT Express in the expected time frame and at the expected cost; our strong reputation and the value of the FedEx brand; our ability to manage our capital intensive businesses; changes to the business and financial soundness of the U.S. Postal Service; workforce availability; employee healthcare benefit costs; constraints, volatility or disruption in the capital markets and our ability to access sources of financing and liquidity; and the impact of litigation or claims from customers, team members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the first quarter of 2021.

On January 26, 2016, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 11, 2020, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

Each named executive officer, other than Frederick W. Smith, has received a base salary increase of 2% effective October 1, 2020.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

4.1

Pass Through Trust Agreement, dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed August 13, 2020 (the “August 13, 2020 Form 8-K”), and incorporated herein by reference.)

4.2

Trust Supplement No. 2020-1AA, dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement dated as of August 13, 2020. (Filed as Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.3	Guarantee of FedEx dated August 13, 2020. (Filed as Exhibit 4.3 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.4	Form of Pass Through Trust Certificate, Series 2020-1AA. (Included in Exhibit A to Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.5

Intercreditor Agreement, dated as of August 13, 2020, among Wilmington Trust Company, as Trustee of the FedEx Pass Through Trust 2020-1AA, BNP Paribas, acting through its New York Branch, as Liquidity Provider, and Wilmington Trust Company, as Subordination Agent. (Filed as Exhibit 4.5 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.6

Revolving Credit Agreement (2020-1AA), dated as of August 13, 2020, between Wilmington Trust Company, as Subordination Agent, agent and trustee for the trustee of the FedEx Pass Through Trust 2020-1AA and as Borrower, and BNP Paribas, acting through its New York Branch, as Liquidity Provider. (Filed as Exhibit 4.6 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

*†4.7

Participation Agreement (N126FE), dated as of August 13, 2020, among FedEx Express, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein. (Filed as Exhibit 4.7 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

**†4.8

Participation Agreement (N869FD), dated as of August 13, 2020, among FedEx Express, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein. (Filed as Exhibit 4.8 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

*4.9

Indenture and Security Agreement (N126FE), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

**4.10

Indenture and Security Agreement (N869FD), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.10 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.11	Form of Series 2020-1AA Equipment Notes. (Included in Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

†˄ 10.1

Amendment dated July 7, 2020 (but effective as of March 30, 2020), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).

†˄ 10.2	Amendment dated July 7, 2020 (but effective as of May 4, 2020), amending the USPS Transportation Agreement.

†˄ 10.3	Amendment dated July 7, 2020 (but effective as of June 1, 2020), amending the USPS Transportation Agreement.

†˄ 10.4	Supplemental Agreement No. 15 (and related side letters) dated as of June 25, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement.

***10.5	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 15, 2020.

15.1	Letter re: Unaudited Interim Financial Statements.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Schedule I related to the FedEx Express Pass Through Certificates, Series 2020-1AA (the “Certificates”) (Filed as Exhibit 99.1 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

**99.2	Schedule II related to the Certificates (Filed as Exhibit 99.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

*

Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 to the August 13, 2020 Form 8-K contains a list of documents applicable to the Boeing 767-300F Aircraft (other than the Aircraft bearing Registration No. N126FE) that relate to the offering of the Certificates, which documents are substantially identical to those which are filed as Exhibits 4.7 and 4.9 to the August 13, 2020 Form 8-K, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.1 to the August 13, 2020 Form 8-K sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.7 and 4.9 to the August 13, 2020 Form 8-K with respect to the Aircraft bearing Registration No. N976JT.

**

Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.2 to the August 13, 2020 Form 8-K contains a list of documents applicable to the Boeing 777F Aircraft (other than the Aircraft bearing Registration No. N869FD) that relate to the offering of the Certificates, which documents are substantially identical to those which are filed as Exhibits 4.8 and 4.10 to the August 13, 2020 Form 8-K, except for the information identifying such Aircraft in question and various information relating to the principal amounts of the Equipment Notes relating to such Aircraft. Exhibit 99.2 to the August 13, 2020 Form 8-K sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.8 and 4.10 to the August 13, 2020 Form 8-K with respect to the Aircraft bearing Registration No. N869FD.

***	Management contract or compensatory plan or arrangement.

†          Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

˄

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

FEDEX CORPORATION

Date: September 15, 2020	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER