Form 10-Q
period 2020-11-30
FEDEX CORP
filed 2020-12-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 15, 2020
Common Stock, par value $0.10 per share	265,070,592

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2020 and May 31, 2020	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2020 and 2019	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2020 and 2019	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2020 and 2019	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Six Months Ended November 30, 2020 and 2019	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	20
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	47
ITEM 1A. Risk Factors	47
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
ITEM 5. Other Information	49
ITEM 6. Exhibits	51
Signature	52

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2020 (Unaudited)	May 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,339	$4,881
Receivables, less allowances of $617 and $390	11,417	10,102
Spare parts, supplies and fuel, less allowances of $341 and $335	587	572
Prepaid expenses and other	922	828
Total current assets	21,265	16,383
PROPERTY AND EQUIPMENT, AT COST	67,514	65,024
Less accumulated depreciation and amortization	32,904	31,416
Net property and equipment	34,610	33,608
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	14,845	13,917
Goodwill	6,702	6,372
Other assets	3,734	3,257
Total other long-term assets	25,281	23,546
	$81,156	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2020 (Unaudited)	May 31, 2020
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$97	$51
Accrued salaries and employee benefits	2,159	1,569
Accounts payable	3,733	3,269
Operating lease liabilities	2,123	1,923
Accrued expenses	4,003	3,532
Total current liabilities	12,115	10,344
LONG-TERM DEBT, LESS CURRENT PORTION	23,221	21,952
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,471	3,162
Pension, postretirement healthcare and other benefit obligations	5,088	5,019
Self-insurance accruals	2,250	2,104
Operating lease liabilities	13,009	12,195
Other liabilities	963	466
Total other long-term liabilities	24,781	22,946
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2020 and May 31, 2020	32	32
Additional paid-in capital	3,400	3,356
Retained earnings	27,208	25,216
Accumulated other comprehensive loss	(898)	(1,147)
Treasury stock, at cost	(8,703)	(9,162)
Total common stockholders’ investment	21,039	18,295
	$81,156	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2020	2019	2020	2019
REVENUE	$20,563	$17,324	$39,884	$34,372
OPERATING EXPENSES:
Salaries and employee benefits	7,443	6,235	14,295	12,322
Purchased transportation	5,407	4,328	10,384	8,356
Rentals and landing fees	1,006	924	1,942	1,844
Depreciation and amortization	936	901	1,862	1,780
Fuel	625	890	1,190	1,760
Maintenance and repairs	815	774	1,621	1,542
Asset impairment charges	—	66	—	66
Other	2,866	2,652	5,535	5,171
	19,098	16,770	36,829	32,841
OPERATING INCOME	1,465	554	3,055	1,531
OTHER (EXPENSE) INCOME:
Interest, net	(184)	(151)	(368)	(288)
Other retirement plans income	150	168	351	336
Other, net	(25)	1	(26)	(11)
	(59)	18	(43)	37
INCOME BEFORE INCOME TAXES	1,406	572	3,012	1,568
PROVISION FOR INCOME TAXES	180	12	541	263
NET INCOME	$1,226	$560	$2,471	$1,305
EARNINGS PER COMMON SHARE:
Basic	$4.64	$2.15	$9.40	$5.00
Diluted	$4.55	$2.13	$9.26	$4.97
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.65	$1.95	$1.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
NET INCOME	$1,226	$560	$2,471	$1,305
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $6 and $4 in 2020 and $7 and $4 in 2019	124	72	253	(11)
Amortization of prior service credit, net of tax benefit of $0 and $1 in 2020 and $6 and $12 in 2019	(2)	(20)	(4)	(41)
	122	52	249	(52)
COMPREHENSIVE INCOME	$1,348	$612	$2,720	$1,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2020	2019
Operating Activities:
Net income	$2,471	$1,305
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,862	1,780
Asset impairment charges	—	66
Provision for uncollectible accounts	291	208
Stock-based compensation	121	104
Retirement plan mark-to-market adjustment	52	—
Other noncash items and deferred income taxes	1,482	1,164
Changes in assets and liabilities:
Receivables	(1,100)	(684)
Other assets	(56)	(162)
Accounts payable and other liabilities	241	(1,691)
Other, net	(134)	(16)
Cash provided by operating activities	5,230	2,074
Investing Activities:
Capital expenditures	(2,826)	(3,266)
Proceeds from asset dispositions and other	14	4
Cash used in investing activities	(2,812)	(3,262)
Financing Activities:
Proceeds from short-term borrowings, net	—	150
Principal payments on debt	(75)	(1,021)
Proceeds from debt issuances	970	2,093
Proceeds from stock issuances	431	26
Dividends paid	(341)	(339)
Purchase of treasury stock	—	(3)
Other, net	(12)	(5)
Cash provided by financing activities	973	901
Effect of exchange rate changes on cash	67	(1)
Net increase (decrease) in cash and cash equivalents	3,458	(288)
Cash and cash equivalents at beginning of period	4,881	2,319
Cash and cash equivalents at end of period	$8,339	$2,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2020	2019	2020	2019
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,375	3,257	3,356	3,231
Employee incentive plans and other	25	30	44	56
Ending Balance	3,400	3,287	3,400	3,287
Retained Earnings
Beginning Balance	26,108	25,048	25,216	24,648
Net Income	1,226	560	2,471	1,305
Cash dividends declared ($0.65, $0.65, $1.95 and $1.95 per share)	(172)	(170)	(513)	(509)
Employee incentive plans and other	46	(7)	34	(9)
Adoption of new accounting standards on June 1, 2019(1)	—	—	—	(4)
Ending Balance	27,208	25,431	27,208	25,431
Accumulated Other Comprehensive Income
Beginning Balance	(1,020)	(918)	(1,147)	(865)
Other comprehensive income, net of tax (expense)/benefit of ($6), ($1), ($3) and $8	122	52	249	(52)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	—	51
Ending Balance	(898)	(866)	(898)	(866)
Treasury Stock
Beginning Balance	(9,033)	(9,253)	(9,162)	(9,289)
Purchase of treasury stock (0.02 million shares)	—	—	—	(3)
Employee incentive plans and other (2.4, 0.2, 3.4 and 0.5 million shares)	330	28	459	67
Ending Balance	(8,703)	(9,225)	(8,703)	(9,225)
Total Common Stockholders’ Investment Balance	$21,039	$18,659	$21,039	$18,659
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2020, and the results of our operations for the three- and six-month periods ended November 30, 2020 and 2019, cash flows for the six-month periods ended November 30, 2020 and 2019, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2020 and 2019. Operating results for the three- and six-month periods ended November 30, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

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

Gross contract assets related to in-transit shipments totaled $701 million and $563 million at November 30, 2020 and May 31, 2020, respectively. Contract assets net of deferred unearned revenue were $499 million and $456 million at November 30, 2020 and May 31, 2020, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $10 million at November 30, 2020 and May 31, 2020, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,012	$1,864	$3,873	$3,730
U.S. overnight envelope	435	457	861	936
U.S. deferred	1,204	980	2,300	1,936
Total U.S. domestic package revenue	3,651	3,301	7,034	6,602
International priority	2,510	1,817	4,827	3,634
International economy	658	873	1,274	1,728
Total international export package revenue	3,168	2,690	6,101	5,362
International domestic(1)	1,206	1,165	2,294	2,241
Total package revenue	8,025	7,156	15,429	14,205
Freight:
U.S.	799	698	1,632	1,393
International priority	737	473	1,390	937
International economy	408	541	779	1,057
International airfreight	65	70	140	136
Total freight revenue	2,009	1,782	3,941	3,523
Other(2)	334	146	645	301
Total FedEx Express segment	10,368	9,084	20,015	18,029
FedEx Ground segment	7,344	5,315	14,384	10,494
FedEx Freight segment	1,936	1,844	3,762	3,749
FedEx Services segment	8	5	16	9
Other and eliminations(3)	907	1,076	1,707	2,091
	$20,563	$17,324	$39,884	$34,372
(1)	International domestic revenue relates to our international intra-country operations.
(2)

Includes the operations of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) for the periods ended November 30, 2020. Effective March 1, 2020 and June 1, 2020, respectively, the results of FedEx Custom Critical and FedEx Cross Border are included in the Federal Express Corporation (“FedEx Express”) segment prospectively.

(3)	Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets are less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

During the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter of 2020.

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

BUSINESS ACQUISITION. On December 2, 2020, we agreed to acquire ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers. The cost of the acquisition will not be material and will be funded with cash from operations. This acquisition is expected to be completed in December 2020, subject to customary conditions, including regulatory approval. The financial results of ShopRunner will be included in “Corporate, other and eliminations” from the date of acquisition and are not expected to be material to our results of operations in 2021.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $46 million for the three-month period ended November 30, 2020 and $121 million for the six-month period ended November 30, 2020. Our stock-based compensation expense was $37 million for the three-month period ended November 30, 2019 and $104 million for the six-month period ended November 30, 2019. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. We have €640 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated subsidiary. As of November 30, 2020, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 that amends the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables, to utilize an expected loss methodology in place of the incurred loss methodology. We adopted this standard effective June 1, 2020. We updated our process for estimating the expected credit loss to include a review of forecast information that may impact expected collectability over the lifetime of the asset. See Note 2 for additional information. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15 that reduces the complexity of accounting for costs of implementing a cloud computing service arrangement and aligns the accounting for capitalizing implementation costs of hosting arrangements, regardless of whether they convey a license to the hosted software. We adopted this standard effective June 1, 2020 and applied these changes prospectively. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. We early adopted this standard effective June 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. We did not repurchase any shares of FedEx common stock during the first half of 2021. As of November 30, 2020, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

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

DIVIDENDS DECLARED PER COMMON SHARE. On November 20, 2020, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on December 28, 2020 to stockholders of record as of the close of business on December 14, 2020. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. The amendments to the Credit Agreements discussed above under “Treasury Shares” temporarily restrict us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share between May 27, 2020 and May 31, 2021. There are no other material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

(2) Credit Losses

We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including underlying economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information and underlying economic expectations.

Credit losses were $148 million for the three-month period ended November 30, 2020 and $291 million for the six-month period ended November 30, 2020. Credit losses were $102 million for the three-month period ended November 30, 2019 and $208 million for the six-month period ended November 30, 2019. Our allowance for credit losses was $296 million as of November 30, 2020 and $175 million at May 31, 2020.

(3) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Foreign currency translation loss:
Balance at beginning of period	$(1,078)	$(1,036)	$(1,207)	$(954)
Translation adjustments	124	72	253	(11)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	—	1
Balance at end of period	(954)	(964)	(954)	(964)
Retirement plans adjustments:
Balance at beginning of period	58	118	60	89
Reclassifications from AOCI	(2)	(20)	(4)	(41)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	—	50
Balance at end of period	56	98	56	98
Accumulated other comprehensive (loss) at end of period	$(898)	$(866)	$(898)	$(866)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Amortization of retirement plans prior service credits, before tax	$2	$26	$5	$53	Other retirement plans income
Income tax benefit	—	(6)	(1)	(12)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$20	$4	$41	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass through trusts formed by FedEx Express to sell, in one or more future offerings, pass through certificates.

During August 2020, FedEx Express issued $970 million of Pass Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass through trusts (the “Trusts”). The Certificates are secured by 19 Boeing aircraft with a net book value of $1.9 billion at November 30, 2020. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

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

We have a $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2025 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2021. The Credit Agreements are available to finance our operations and other cash flow needs. The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 4.9 to 1.0, calculated as of November 30, 2020 on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.6 to 1.0 at November 30, 2020. The Credit Agreements also contain the temporary covenants discussed in Note 1. We believe these covenants are the only significant restrictive covenants in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

Information regarding changes to the ratio of debt to adjusted EBITDA required to be maintained under the Credit Agreements through the fourth quarter of 2021 is provided in our Annual Report.

Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements. As of November 30, 2020, no commercial paper was outstanding and $0.3 million in letters of credit were outstanding, leaving $3.5 billion available under the Credit Agreements for future borrowings.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $22.8 billion at November 30, 2020 and $21.5 billion at May 31, 2020, compared with estimated fair values of $27.2 billion at November 30, 2020 and $22.8 billion at May 31, 2020. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2020. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,224	$559	$2,466	$1,303
Weighted-average common shares	264	261	263	261
Basic earnings per common share	$4.64	$2.15	$9.40	$5.00
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,224	$559	$2,466	$1,303
Weighted-average common shares	264	261	263	261
Dilutive effect of share-based awards	5	1	3	1
Weighted-average diluted shares	269	262	266	262
Diluted earnings per common share	$4.55	$2.13	$9.26	$4.97
Anti-dilutive options excluded from diluted earnings per common share	1.3	11.2	5.1	11.0

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(6) Income Taxes

Our effective tax rate was 12.8% for the second quarter and 18.0% for the first half of 2021, compared to 2.1% for the second quarter and 16.8% for the first half of 2020. The 2021 tax rates include a benefit of $191 million from an increase in our 2020 tax loss that the Coronavirus Aid, Relief, and Economic Security Act will allow to be carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our estimated 2020 tax loss is attributable to our Application for Change in Accounting Method filed with the Internal Revenue Service (“IRS”) during the fourth quarter of 2020 discussed below and other accelerated deductions to be claimed on the 2020 tax return. The 2020 tax rates included a $133 million benefit from a valuation allowance reduction which, when combined with substantially lower consolidated earnings, produced a significantly lower rate for the second quarter of 2020 compared to the second quarter of 2021.

We filed an application with the IRS in 2020 requesting approval to change our accounting method for depreciation to allow retroactive application of tax regulations issued during 2020 on certain assets placed in service during 2018 and 2019. During the second quarter of 2021, the IRS issued guidance granting automatic approval to change the method of accounting for these assets resulting in an income tax benefit of $130 million for the second quarter.

During the second quarter of 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

(7) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Defined benefit pension plans, net	$27	$37	$52	$74
Defined contribution plans	153	136	311	278
Postretirement healthcare plans	20	21	41	43
Retirement plan mark-to-market (“MTM”) net loss	52	—	52	—
	$252	$194	$456	$395

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Service cost	$212	$192	$26	$24	$11	$10
Other retirement plans (income) expense:
Interest cost	239	250	11	11	9	11
Expected return on plan assets	(446)	(401)	(13)	(13)	—	—
Amortization of prior service credit and other	(2)	(25)	—	(1)	—	—
MTM net loss	—	—	52	—	—	—
	(209)	(176)	50	(3)	9	11
	$3	$16	$76	$21	$20	$21

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2020	2019	2020	2019	2020	2019
Service cost	$425	$384	$49	$48	$22	$21
Other retirement plans (income) expense:
Interest cost	479	500	21	22	19	22
Expected return on plan assets	(892)	(801)	(25)	(26)	—	—
Amortization of prior service credit and other	(4)	(52)	(1)	(1)	—	—
MTM net loss	—	—	52	—	—	—
	(417)	(353)	47	(5)	19	22
	$8	$31	$96	$43	$41	$43

For 2021, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $1.0 billion during the first half of 2020.

We incurred a pre-tax, noncash MTM net loss of $52 million in the second quarter of 2021 related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees will be frozen effective December 31, 2020. Effective January 1, 2021, these employees will begin earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consists of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

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

(8) Business Segment Information

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating collaboratively and innovating digitally, under the respected FedEx brand. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation, small-package ground delivery and freight transportation)
FedEx Custom Critical (time-critical transportation) FedEx Cross Border (cross-border e-commerce technology and e-commerce transportation solutions)
FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Revenue:
FedEx Express segment	$10,368	$9,084	$20,015	$18,029
FedEx Ground segment	7,344	5,315	14,384	10,494
FedEx Freight segment	1,936	1,844	3,762	3,749
FedEx Services segment	8	5	16	9
Other and eliminations	907	1,076	1,707	2,091
	$20,563	$17,324	$39,884	$34,372
Operating income (loss):
FedEx Express segment	$900	$236	$1,610	$521
FedEx Ground segment	552	342	1,386	986
FedEx Freight segment	252	141	526	335
Corporate, other and eliminations	(239)	(165)	(467)	(311)
	$1,465	$554	$3,055	$1,531

(9) Commitments

As of November 30, 2020, our purchase commitments under various contracts for the remainder of 2021 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2021 (remainder)	$771	$550	$1,321
2022	2,203	678	2,881
2023	2,389	461	2,850
2024	1,000	302	1,302
2025	602	226	828
Thereafter	2,679	397	3,076
Total	$9,644	$2,614	$12,258

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2020, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2021, FedEx Express executed a contract amendment rescheduling Boeing 767-300 Freighter (“B767F”) aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

As of November 30, 2020, we had $830 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2020 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2021 (remainder)	—	3	11	—	14
2022	9	8	11	5	33
2023	12	6	13	2	33
2024	12	6	4	4	26
2025	12	6	—	2	20
Thereafter	5	1	—	—	6
Total	50	30	39	13	132

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at November 30, 2020 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2021 (remainder)	$177	$1,111	$1,288	$17	$1,305
2022	234	2,275	2,509	60	2,569
2023	198	2,014	2,212	25	2,237
2024	102	1,758	1,860	24	1,884
2025	69	1,539	1,608	24	1,632
Thereafter	245	7,785	8,030	707	8,737
Total lease payments	1,025	16,482	17,507	857	18,364
Less imputed interest	(77)	(2,298)	(2,375)	(377)	(2,752)
Present value of lease liability	$948	$14,184	$15,132	$480	$15,612

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of November 30, 2020, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.6 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2021 to 2022.

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

Environmental Matters. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, FedEx uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for this period.

(11) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2020	2019
Cash payments for:
Interest (net of capitalized interest)	$377	$279
Income taxes	$526	$162
Income tax refunds received	(22)	(23)
Cash tax payments, net	$504	$139

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2020, the related condensed consolidated statements of income, comprehensive income and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2020 and 2019, the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2020 and 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 17, 2020

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

We provide a broad portfolio of transportation, e-commerce and business services through companies competing collectively, operating collaboratively and innovating digitally, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments. See the “Reportable Segments” section of this MD&A for further discussion. Additional information on our businesses can be found in our Annual Report.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$20,563	$17,324	19		$39,884	$34,372	16
Operating income (loss):
FedEx Express segment	900	236	281		1,610	521	209
FedEx Ground segment	552	342	61		1,386	986	41
FedEx Freight segment	252	141	79		526	335	57
Corporate, other and eliminations	(239)	(165)	(45)		(467)	(311)	(50)
Consolidated operating income	1,465	554	164		3,055	1,531	100
Operating margin:
FedEx Express segment	8.7%	2.6%	610	bp	8.0%	2.9%	510	bp
FedEx Ground segment	7.5%	6.4%	110	bp	9.6%	9.4%	20	bp
FedEx Freight segment	13.0%	7.6%	540	bp	14.0%	8.9%	510	bp
Consolidated operating margin	7.1%	3.2%	390	bp	7.7%	4.5%	320	bp
Consolidated net income	$1,226	$560	119		$2,471	$1,305	89
Diluted earnings per share	$4.55	$2.13	114		$9.26	$4.97	86

	Change in Revenue		Change in Operating Income (Loss)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$1,284	$1,986	$664	$1,089
FedEx Ground segment	2,029	3,890	210	400
FedEx Freight segment	92	13	111	191
FedEx Services segment	3	7	—	—
Corporate, other and eliminations	(169)	(384)	(74)	(156)
	$3,239	$5,512	$911	$1,524

Overview

Elevated demand for our residential delivery services, resulting from the ongoing impact of the coronavirus (“COVID-19”) pandemic, continued during the second quarter of 2021. In addition, demand for our business-to-business delivery services strengthened relative to the first quarter of 2021 as COVID-19-related restrictions moderated globally during the second quarter. As a result, our revenue and operating income improved during the second quarter and first half of 2021. We continued to incur increased operating expenses to support elevated levels of demand for our services in the COVID-19 pandemic environment, including additional labor expenses, costs of operating our seven-day network at FedEx Ground and costs of operating our air network to support higher demand in key international supply chains impacted by constrained commercial air capacity. We also incurred increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers during the COVID-19 pandemic, of approximately $50 million in the second quarter and $150 million in the first half of 2021. In addition, we incurred costs associated with network contingencies, including additional personnel to support operations through the peak season during the pandemic.

Our consolidated operating income improved during both the second quarter and first half of 2021 due to international export and U.S. domestic package volume growth at FedEx Express, residential volume growth at FedEx Ground and pricing initiatives across all of our transportation segments. Higher purchased transportation expenses at FedEx Ground are also driven by increased residential product mix in both the second quarter and first half of 2021. Additionally, higher variable incentive compensation expense negatively impacted year-over-year second quarter comparisons by approximately $215 million and first half comparisons by approximately $410 million.

The loss of business from a large customer negatively impacted earnings in 2020. In addition, during the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

We incurred integration expenses totaling $48 million ($36 million, net of tax, or $0.13 per diluted share) in the second quarter and $97 million ($74 million, net of tax, or $0.28 per diluted share) in the first half of 2021, a $16 million decrease from the second quarter and a $38 million decrease from the first half of 2020. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures.

Consolidated net income in the second quarter and first half of 2021 includes a pre-tax, noncash mark-to-market (“MTM”) net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) associated with freezing our TNT Express Netherlands Pension Plan. See the “Retirement Plan MTM Adjustment” section of this MD&A and Note 7 of the accompanying unaudited condensed consolidated financial statements for additional information.

The comparison of net income between 2021 and 2020 is affected by a tax benefit of $191 million ($0.71 per diluted share) recognized during the second quarter of 2021, primarily attributable to guidance issued by the Internal Revenue Service (“IRS”) during the quarter, and a tax benefit of $133 million ($0.51 per diluted share) from the reduction of a valuation allowance recognized during the second quarter and first half of 2020. See the “Income Taxes” section of this MD&A for further information.

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

Revenue

Revenue increased 19% in the second quarter and 16% in the first half of 2021 primarily due to volume growth in residential delivery services at FedEx Ground and U.S. domestic package volume growth at FedEx Express, both reflecting increased e-commerce demand resulting from the ongoing impact of the COVID-19 pandemic. In addition, demand for our business-to-business delivery services strengthened relative to the first quarter of 2021 as COVID-19-related restrictions moderated globally during the second quarter. International export package volume growth at FedEx Express and pricing initiatives across all of our transportation segments also contributed to the increase in revenue during the second quarter and first half of 2021. Additionally, one additional operating day at all of our transportation segments positively impacted revenue in the first half of 2021. These positive factors were partially offset by lower fuel surcharges at all of our transportation segments during both the second quarter and first half of 2021.

At FedEx Ground, revenue increased 38% in the second quarter and 37% in the first half of 2021 primarily due to residential delivery volume growth. This sharp increase in demand is the result of a shift in consumer shopping patterns accelerated by the COVID-19 pandemic. Revenue at FedEx Express increased 14% in the second quarter and 11% in the first half of 2021 due to international export and U.S. domestic package volume growth. FedEx Freight revenue increased 5% in the second quarter of 2021 primarily due to higher revenue per shipment. Revenue at FedEx Freight remained flat in the first half of 2021 due to higher revenue per shipment, partially offset by decreased average daily shipments.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2020	2019	Change	2020	2019	Change
Operating expenses:
Salaries and employee benefits	$7,443	$6,235	19	$14,295	$12,322	16
Purchased transportation	5,407	4,328	25	10,384	8,356	24
Rentals and landing fees	1,006	924	9	1,942	1,844	5
Depreciation and amortization	936	901	4	1,862	1,780	5
Fuel	625	890	(30)	1,190	1,760	(32)
Maintenance and repairs	815	774	5	1,621	1,542	5
Asset impairment charges	—	66	NM	—	66	NM
Other	2,866	2,652	8	5,535	5,171	7
Total operating expenses	19,098	16,770	14	36,829	32,841	12
Operating income	$1,465	$554	164	$3,055	$1,531	100

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	36.2%	36.0%	35.8%	35.8%
Purchased transportation	26.3	25.0	26.0	24.3
Rentals and landing fees	4.9	5.3	4.9	5.4
Depreciation and amortization	4.6	5.2	4.7	5.2
Fuel	3.0	5.1	3.0	5.1
Maintenance and repairs	4.0	4.5	4.0	4.5
Asset impairment charges	—	0.4	—	0.2
Other	13.9	15.3	13.9	15.0
Total operating expenses	92.9	96.8	92.3	95.5
Operating margin	7.1%	3.2%	7.7%	4.5%

Volume growth, as discussed in the “Revenue” section of this MD&A, contributed to a 25% increase in purchased transportation costs in the second quarter and a 24% increase in the first half of 2021, as well as an increase in salaries and employee benefits expense of 19% in the second quarter and 16% in the first half of 2021. Purchased transportation costs were also higher in both the second quarter and first half of 2021 driven by increased residential product mix at FedEx Ground. In addition, salaries and employee benefits expense increased in both the second quarter and first half of 2021 due to higher variable incentive compensation expense and merit increases.

Fuel

The following graph for our transportation segments shows our average cost of jet and vehicle fuel per gallon for the five most recent quarters:

Fuel expense decreased 30% in the second quarter and 32% in the first half of 2021 due to lower fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the second quarters of 2021 and 2020 in the accompanying discussion of each of our transportation segments.

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

The net impact of fuel had a slight benefit to operating income in the second quarter and first half of 2021 as decreased fuel prices outpaced lower fuel surcharges.

Asset Impairment Charges

During the second quarter of 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) were recorded in the FedEx Express segment in the second quarter of 2020.

Retirement Plan MTM Adjustment

We incurred a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) in the second quarter of 2021 related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees will be frozen effective December 31, 2020. Effective January 1, 2021, these employees will begin earning pension benefits under a separate, multi-employer pension plan. See Note 7 of the accompanying unaudited condensed consolidated financial statements for additional information.

Income Taxes

Our effective tax rate was 12.8% for the second quarter and 18.0% for the first half of 2021, compared to 2.1% for the second quarter and 16.8% for the first half of 2020. The 2021 tax rates include a benefit of $191 million from an increase in our 2020 tax loss that the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) will allow to be carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our estimated 2020 tax loss is attributable to our Application for Change in Accounting Method filed with the IRS during the fourth quarter of 2020 discussed below and other accelerated deductions to be claimed on the 2020 tax return. The 2020 tax rates included a $133 million benefit from a valuation allowance reduction which, when combined with substantially lower consolidated earnings, produced a significantly lower rate for the second quarter of 2020 compared to the second quarter of 2021.

We filed an application with the IRS in 2020 requesting approval to change our accounting method for depreciation to allow retroactive application of tax regulations issued during 2020 on certain assets placed in service during 2018 and 2019. During the second quarter of 2021, the IRS issued guidance granting automatic approval to change the method of accounting for these assets resulting in an income tax benefit of $130 million for the second quarter.

We are subject to taxation in the United States and various U.S. state, local and foreign jurisdictions. We are currently under examination by the IRS for the 2016 and 2017 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next twelve months and could result in a change in our balance of unrecognized tax benefits. The impact of any changes is not expected to be material to our consolidated financial statements.

During the second quarter of 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Business Acquisitions

On December 2, 2020, we agreed to acquire ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers. The cost of the acquisition will not be material and will be funded with cash from operations. This acquisition is expected to be completed in December 2020, subject to customary conditions, including regulatory approval. The financial results of ShopRunner will be included in “Corporate, other and eliminations” from the date of acquisition and are not expected to be material to our results of operations in 2021.

Outlook

We anticipate the continuing impacts of the COVID-19 pandemic will drive increased demand for our FedEx Ground and FedEx Express services in the second half of the fiscal year resulting in improved year-over-year revenue and operating income at those two segments for the remainder of 2021. In addition, yield management and improved productivity is anticipated to contribute to revenue and operating income growth at the FedEx Freight segment in 2021. However, the uncertainty concerning the COVID-19 pandemic, as well as the potential for additional government-related restrictions, continues to make any expectations for the second half of 2021 inherently less certain. If our current trends continue, we expect certain expenses, including higher variable incentive compensation accruals, rising labor costs and increased supply and other costs related to the COVID-19 pandemic, to continue to be incurred during the remainder of 2021. We also expect headwinds related to the December 31, 2020 expiration of the aviation excise tax holiday created by the CARES Act and a higher effective income tax rate for the second half of 2021.

Government travel warnings as well as existing restrictions related to the COVID-19 pandemic are expected to continue to impact the demand for commercial air travel, thereby reducing available air freight capacity. As a result of these ongoing capacity constraints, we expect continued strong demand for international priority shipments for the remainder of 2021 to necessitate increased usage of our assets to support demand in key international supply chains. In addition, we anticipate a modest increase in volumes from the delivery of COVID-19 vaccines. We will continue managing network capacity, flexing our network and making adjustments as needed to align with volumes and operating conditions.

In response to current business conditions, we are extending certain surcharges beyond the peak shipping period, although at a reduced rate. These surcharges will begin on January 18, 2021 and may be adjusted in future periods as business or market conditions evolve.

We have expanded FedEx Ground seven-day residential delivery coverage to nearly 95 percent of the U.S. population and will continue to optimize our network capacity to meet evolving customer needs. During the remainder of 2021, we will focus on last-mile residential delivery optimization, including by directing certain U.S. day-definite residential FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through advanced technology aimed at improving productivity and safety.

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

We expect to incur approximately $80 million of integration expenses in the remainder of 2021 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expenses to be $1.7 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022.

As we approach the completion of the physical network integration of TNT Express in 2022, we are evaluating opportunities and pursuing initiatives in addition to the integration to continue to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability and improving service levels. We expect to incur additional costs, over multiple years, which may be material, including transformation costs and capital investments related to these actions.

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

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground and FedEx Freight represent our major service lines and, along with FedEx Services, constitute our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation, small-package ground delivery and freight transportation)

FedEx Custom Critical, Inc. (“FedEx Custom Critical”) (time-critical transportation)

FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) (cross-border e-commerce technology and e-commerce transportation solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services and back-office functions)

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments. Also, the results of the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments are included in corporate and other. FedEx Office provides an array of document and business services and retail access to our customers for our package transportation businesses. FedEx Logistics provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding.

In the second quarter and first half of 2021, the decrease in revenue in “Corporate, other and eliminations” was due to a significant decline in non-shipping revenue at FedEx Office resulting from the COVID-19 pandemic. The transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment contributed to the decrease in revenue in the second quarter and first half of 2021.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter and first half of 2021, FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express and FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue:
Package:
U.S. overnight box	$2,012	$1,864	8		$3,873	$3,730	4
U.S. overnight envelope	435	457	(5)		861	936	(8)
U.S. deferred	1,204	980	23		2,300	1,936	19
Total U.S. domestic package revenue	3,651	3,301	11		7,034	6,602	7
International priority	2,510	1,817	38		4,827	3,634	33
International economy	658	873	(25)		1,274	1,728	(26)
Total international export package revenue	3,168	2,690	18		6,101	5,362	14
International domestic(1)	1,206	1,165	4		2,294	2,241	2
Total package revenue	8,025	7,156	12		15,429	14,205	9
Freight:
U.S.	799	698	14		1,632	1,393	17
International priority	737	473	56		1,390	937	48
International economy	408	541	(25)		779	1,057	(26)
International airfreight	65	70	(7)		140	136	3
Total freight revenue	2,009	1,782	13		3,941	3,523	12
Other(2)	334	146	129		645	301	114
Total revenue	10,368	9,084	14		20,015	18,029	11
Operating expenses:
Salaries and employee benefits	3,922	3,405	15		7,664	6,777	13
Purchased transportation	1,449	1,267	14		2,753	2,499	10
Rentals and landing fees	542	505	7		1,046	1,018	3
Depreciation and amortization	482	469	3		959	931	3
Fuel	529	754	(30)		1,025	1,497	(32)
Maintenance and repairs	542	514	5		1,093	1,031	6
Asset impairment charges	—	66	NM		—	66	NM
Intercompany charges	486	500	(3)		947	969	(2)
Other	1,516	1,368	11		2,918	2,720	7
Total operating expenses	9,468	8,848	7		18,405	17,508	5
Operating income	$900	$236	281		$1,610	$521	209
Operating margin	8.7%	2.6%	610	bp	8.0%	2.9%	510	bp
(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the operations of FedEx Custom Critical and FedEx Cross Border for the periods ended November 30, 2020.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	37.8%	37.5%	38.3%	37.6%
Purchased transportation	14.0	13.9	13.8	13.9
Rentals and landing fees	5.2	5.6	5.2	5.6
Depreciation and amortization	4.7	5.2	4.8	5.1
Fuel	5.1	8.3	5.1	8.3
Maintenance and repairs	5.2	5.6	5.5	5.7
Asset impairment charges	—	0.7	—	0.4
Intercompany charges	4.7	5.5	4.7	5.4
Other	14.6	15.1	14.6	15.1
Total operating expenses	91.3	97.4	92.0	97.1
Operating margin	8.7%	2.6%	8.0%	2.9%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2020	2019	Change	2020	2019	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,453	1,244	17	1,369	1,231	11
U.S. overnight envelope	512	547	(6)	497	554	(10)
U.S. deferred	1,339	1,012	32	1,272	994	28
Total U.S. domestic ADV	3,304	2,803	18	3,138	2,779	13
International priority	748	565	32	722	548	32
International economy	296	315	(6)	277	304	(9)
Total international export ADV	1,044	880	19	999	852	17
International domestic(1)	2,635	2,669	(1)	2,464	2,509	(2)
Total ADV	6,983	6,352	10	6,601	6,140	8
Revenue per package (yield):
U.S. overnight box	$21.98	$23.78	(8)	$22.10	$23.86	(7)
U.S. overnight envelope	13.50	13.26	2	13.53	13.29	2
U.S. deferred	14.27	15.39	(7)	14.12	15.34	(8)
U.S. domestic composite	17.54	18.70	(6)	17.51	18.71	(6)
International priority	53.26	51.03	4	52.24	52.25	—
International economy	35.29	43.94	(20)	35.84	44.71	(20)
International export composite	48.17	48.49	(1)	47.69	49.55	(4)
International domestic(1)	7.27	6.92	5	7.27	7.03	3
Composite package yield	$18.24	$17.88	2	$18.26	$18.21	—
Freight Statistics
Average daily freight pounds:
U.S.	9,511	8,364	14	9,175	8,188	12
International priority	6,234	5,230	19	5,862	5,010	17
International economy	13,560	15,241	(11)	12,581	14,473	(13)
International airfreight	1,605	1,726	(7)	1,590	1,640	(3)
Total average daily freight pounds	30,910	30,561	1	29,208	29,311	—
Revenue per pound (yield):
U.S.	$1.33	$1.32	1	$1.39	$1.34	4
International priority	1.88	1.43	31	1.85	1.47	26
International economy	0.48	0.56	(14)	0.48	0.57	(16)
International airfreight	0.64	0.65	(2)	0.69	0.65	6
Composite freight yield	$1.03	$0.93	11	$1.05	$0.95	11

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 14% in the second quarter and 11% in the first half of 2021 due to international export and U.S. domestic package volume growth, partially offset by lower fuel surcharges. The demand for our U.S. domestic residential service offerings continued to accelerate during the second quarter of 2021 due to the COVID-19 pandemic. Revenue was also positively impacted by pricing initiatives resulting from global air freight capacity constraints in the second quarter and first half of 2021 and one additional operating day in the first half of 2021. FedEx Express segment revenue includes a benefit from a reduction in aviation excise taxes on cargo provided by the CARES Act in the second quarter and first half of 2021.

International export package average daily volumes increased 19% in the second quarter and 17% in the first half of 2021 led by volume growth from Asia-Pacific and Europe. International export package yields decreased 4% in the first half of 2021 primarily due to lower fuel surcharges and base yield declines driven by lower weight per package, partially offset by favorable exchange rates and pricing initiatives resulting from global air freight capacity constraints. U.S. domestic package average daily volumes increased 18% in the second quarter and 13% in the first half of 2021 driven by growth in deferred service offerings, reflecting increased e-commerce demand resulting from the COVID-19 pandemic. U.S. domestic package yields decreased 6% in both the second quarter and first half of 2021 due to decreased base yields driven by lower weight per package, as well as lower fuel surcharges. Composite freight yields increased 11% in both the second quarter and first half of 2021 primarily due to improved base yields, partially offset by lower fuel surcharges. Other revenue increased 129% in the second quarter and 114% in the first half of 2021 due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
U.S. Domestic and Outbound Fuel Surcharge:
Low	3.50%	7.21%	2.73%	7.21%
High	3.83	8.45	4.12	8.45
Weighted-average	3.64	7.53	3.54	7.54
International Export and Freight Fuel Surcharge:
Low	1.17	6.74	0.28	6.74
High	16.52	18.56	17.00	18.56
Weighted-average	10.67	15.64	10.49	15.59
International Domestic Fuel Surcharge:
Low	2.62	3.20	2.62	3.20
High	19.21	19.40	20.33	19.47
Weighted-average	5.91	7.29	5.92	7.39

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 281% in the second quarter and 209% in the first half of 2021 due to international export and U.S. domestic package volume growth. FedEx Express segment operating results include approximately $70 million in the second quarter and $135 million in the first half of 2021 related to a benefit from a reduction in aviation excise taxes provided by the CARES Act. Results for the second quarter and first half of 2020 were negatively impacted by $66 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. These factors were partially offset by higher variable incentive compensation expense of approximately $120 million in the second quarter and $230 million in the first half of 2021. In addition, we continued to incur increased operating expenses to support elevated levels of demand for our services in the COVID-19 pandemic environment in the second quarter and first half of 2021, including costs of operating our global network to support higher demand, which is partially impacted by constrained commercial air capacity.

FedEx Express segment results included $43 million of integration expenses in the second quarter and $80 million of such expenses in the first half of 2021, a $6 million decrease from the second quarter and a $26 million decrease from the first half of 2020.

Salaries and employee benefits expense increased 15% in the second quarter and 13% in the first half of 2021 primarily due to staffing to support volume growth and higher variable incentive compensation expense. In addition, increased costs associated with network contingencies as a result of the COVID-19 pandemic contributed to the increase in salaries and employee benefits expense in both the second quarter and first half of 2021. Purchased transportation expense increased 14% in the second quarter and 10% in the first half of 2021 primarily due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment. Other operating expense increased 11% in the second quarter and 7% in the first half of 2021 primarily due to higher outside service contract expense and bad debt expense. Additionally, higher operating supplies, partially offset by decreased travel, both driven by the COVID-19 pandemic, negatively impacted other operating expense in both the second quarter and first half of 2021.

Fuel expense decreased 30% in the second quarter and 32% in the first half of 2021 due to lower fuel prices. The net impact of fuel had a slightly negative impact to operating income in the second quarter and first half of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$7,344	$5,315	38		$14,384	$10,494	37
Operating expenses:
Salaries and employee benefits	1,557	971	60		2,831	1,842	54
Purchased transportation	3,488	2,561	36		6,779	4,864	39
Rentals	289	249	16		553	488	13
Depreciation and amortization	205	195	5		409	388	5
Fuel	5	4	25		9	7	29
Maintenance and repairs	124	98	27		231	185	25
Intercompany charges	446	394	13		878	769	14
Other	678	501	35		1,308	965	36
Total operating expenses	6,792	4,973	37		12,998	9,508	37
Operating income	$552	$342	61		$1,386	$986	41
Operating margin	7.5%	6.4%	110	bp	9.6%	9.4%	20	bp
Average daily package volume	12,315	9,556	29		11,931	9,192	30
Revenue per package (yield)	$9.42	$8.80	7		$9.38	$8.96	5

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	21.2%	18.3%	19.7%	17.6%
Purchased transportation	47.5	48.2	47.1	46.3
Rentals	3.9	4.7	3.9	4.6
Depreciation and amortization	2.8	3.7	2.8	3.7
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.7	1.8	1.6	1.8
Intercompany charges	6.1	7.4	6.1	7.3
Other	9.2	9.4	9.1	9.2
Total operating expenses	92.5	93.6	90.4	90.6
Operating margin	7.5%	6.4%	9.6%	9.4%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 38% in the second quarter and 37% in the first half of 2021 primarily due to residential delivery volume growth. This sharp increase in demand resulted from a shift in consumer shopping patterns accelerated by the COVID-19 pandemic. In addition, we experienced increased demand for our business-to-business delivery services relative to the first quarter of 2021 as COVID-19-related restrictions moderated during the second quarter. Additionally, revenue was positively impacted by yield management in the second quarter and first half of 2021 and one additional operating day in the first half of 2021.

Average daily volume increased 29% in the second quarter and 30% in the first half of 2021 primarily due to continued growth in residential services driven by e-commerce. FedEx Ground yields increased 7% in the second quarter and 5% in the first half of 2021 primarily due to yield improvement actions, partially offset by lower fuel surcharges.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Low	5.50%	6.75%	5.50%	6.75%
High	5.75	7.00	5.75	7.25
Weighted-average	5.73	6.92	5.74	6.98

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 61% in the second quarter and 41% in the first half of 2021 primarily due to residential delivery volume growth and yield improvement. These factors were partially offset by higher purchased transportation contractor settlement rates resulting from residential product mix, as well as additional labor expenses and higher self-insurance accruals in the second quarter and first half of 2021.

Purchased transportation expense increased 36% in the second quarter and 39% in the first half of 2021 due to higher volume and increased residential product mix. Salaries and employee benefits expense increased 60% in the second quarter and 54% in the first half of 2021 due to additional staffing to support volume growth, including costs associated with operating our seven-day network, merit increases and higher variable incentive compensation expense. In addition, increased costs associated with network contingencies as a result of the COVID-19 pandemic contributed to the increase in salaries and employee benefits expense in both the second quarter and first half of 2021. Other operating expense increased 35% in the second quarter and 36% in the first half of 2021 primarily due to higher self-insurance accruals and higher operating supplies driven by the COVID-19 pandemic.

The net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2021 as decreased fuel prices outpaced lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2020	2019	Change		2020	2019	Change
Revenue	$1,936	$1,844	5		$3,762	$3,749	—
Operating expenses:
Salaries and employee benefits	915	900	2		1,773	1,819	(3)
Purchased transportation	209	187	12		379	374	1
Rentals	59	52	13		115	104	11
Depreciation and amortization	105	97	8		211	191	10
Fuel	90	132	(32)		155	255	(39)
Maintenance and repairs	57	68	(16)		110	133	(17)
Intercompany charges	122	130	(6)		241	256	(6)
Other	127	137	(7)		252	282	(11)
Total operating expenses	1,684	1,703	(1)		3,236	3,414	(5)
Operating income	$252	$141	79		$526	$335	57
Operating margin	13.0%	7.6%	540	bp	14.0%	8.9%	510	bp
Average daily shipments (in thousands):
Priority	78.1	77.4	1		74.6	78.0	(4)
Economy	32.9	32.6	1		31.5	32.7	(4)
Total average daily shipments	111.0	110.0	1		106.1	110.7	(4)
Weight per shipment (lbs):
Priority	1,106	1,139	(3)		1,101	1,147	(4)
Economy	1,015	983	3		1,006	971	4
Composite weight per shipment	1,079	1,092	(1)		1,073	1,095	(2)
Revenue per shipment:
Priority	$264.05	$258.90	2		$262.02	$257.14	2
Economy	313.35	295.29	6		308.15	295.53	4
Composite revenue per shipment	$278.66	$270.38	3		$275.71	$268.83	3
Revenue per hundredweight:
Priority	$23.86	$22.74	5		$23.79	$22.41	6
Economy	30.88	30.05	3		30.62	30.43	1
Composite revenue per hundredweight	$25.82	$24.75	4		$25.69	$24.54	5

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Operating expenses:
Salaries and employee benefits	47.3%	48.8%	47.1%	48.5%
Purchased transportation	10.8	10.1	10.1	10.0
Rentals	3.0	2.8	3.1	2.8
Depreciation and amortization	5.4	5.3	5.6	5.1
Fuel	4.7	7.2	4.1	6.8
Maintenance and repairs	2.9	3.7	2.9	3.6
Intercompany charges	6.3	7.1	6.4	6.8
Other	6.6	7.4	6.7	7.5
Total operating expenses	87.0	92.4	86.0	91.1
Operating margin	13.0%	7.6%	14.0%	8.9%

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 5% in the second quarter of 2021 primarily due to higher revenue per shipment. FedEx Freight segment revenue remained flat in the first half of 2021 due to higher revenue per shipment, partially offset by decreased average daily shipments.

Revenue per shipment increased 3% in both the second quarter and first half of 2021 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower fuel surcharges and lower weight per shipment. Average daily shipments increased 1% in the second quarter of 2021 due to volumes returning to pre-COVID-19 levels. Despite the increased demand in the second quarter of 2021, demand for our service offerings in the first half of 2021 was negatively impacted by the COVID-19 pandemic and related supply chain disruptions, resulting in a 4% decrease in average daily shipments.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
Low	21.00%	23.50%	21.00%	23.50%
High	21.40	24.00	21.40	24.40
Weighted-average	21.10	23.80	21.20	23.80

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 79% in the second quarter and 57% in the first half of 2021 driven by continued focus on revenue quality initiatives, aligning our cost structure with current business levels and improving operational efficiencies. These positive factors more than offset the negative impact on volumes from the COVID-19 pandemic and weaker economic conditions for the first half of 2021.

Salaries and employee benefits expense increased only 2% in the second quarter of 2021 primarily due to improved operational productivity, in spite of higher variable incentive compensation expense, merit increases and higher volumes. Salaries and employee benefits expense decreased 3% in the first half of 2021 primarily due to improved operational productivity and lower volumes, partially offset by higher variable incentive compensation expense and merit increases. Purchased transportation expense increased 12% in the second quarter of 2021 primarily due to higher utilization of third-party rail providers and increased rates from third-party motor providers.

Fuel expense decreased 32% in the second quarter and 39% in the first half of 2021 primarily due to lower fuel prices. The net impact of fuel had a slightly negative impact to operating income in the second quarter and first half of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $8.3 billion at November 30, 2020, compared to $4.9 billion at May 31, 2020. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2020	2019
Operating activities:
Net income	$2,471	$1,305
Noncash charges and credits	3,808	3,322
Changes in assets and liabilities	(1,049)	(2,553)
Cash provided by operating activities	5,230	2,074
Investing activities:
Capital expenditures	(2,826)	(3,266)
Proceeds from asset dispositions and other	14	4
Cash used in investing activities	(2,812)	(3,262)
Financing activities:
Proceeds from short-term borrowings, net	—	150
Principal payments on debt	(75)	(1,021)
Proceeds from debt issuances	970	2,093
Proceeds from stock issuances	431	26
Dividends paid	(341)	(339)
Purchase of treasury stock	—	(3)
Other, net	(12)	(5)
Cash provided by financing activities	973	901
Effect of exchange rate changes on cash	67	(1)
Net increase (decrease) in cash and cash equivalents	$3,458	$(288)
Cash and cash equivalents at the end of period	$8,339	$2,031

Cash flows from operating activities increased $3.2 billion in the first half of 2021 primarily due to higher net income and lower pension contributions. Capital expenditures decreased during the first half of 2021 primarily due to lower spending related to vehicles and facilities across all of our transportation segments. See the “Capital Resources” section of this MD&A for a discussion of capital expenditures during 2021 and 2020.

During August 2020, FedEx Express issued $970 million of Pass Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass through trusts. The Certificates are secured by 19 Boeing aircraft. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes. See Note 4 of the accompanying consolidated financial statements for additional information regarding the terms of the Certificates.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
					2020/2019
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2020	2019	2020	2019	Ended	Ended
Aircraft and related equipment	$500	$587	$1,273	$1,128	(15)	13
Package handling and ground support equipment	344	267	561	408	29	38
Vehicles and trailers	104	399	141	660	(74)	(79)
Information technology	177	243	371	465	(27)	(20)
Facilities and other	277	352	480	605	(21)	(21)
Total capital expenditures	$1,402	$1,848	$2,826	$3,266	(24)	(13)

FedEx Express segment	$804	$1,061	$1,832	$2,012	(24)	(9)
FedEx Ground segment	387	447	591	543	(13)	9
FedEx Freight segment	59	131	98	317	(55)	(69)
FedEx Services segment	129	154	247	305	(16)	(19)
Other	23	55	58	89	(58)	(35)
Total capital expenditures	$1,402	$1,848	$2,826	$3,266	(24)	(13)

Capital expenditures decreased during the first half of 2021 primarily due to lower spending related to vehicles and facilities across all of our transportation segments, as well as decreased spending on information technology at FedEx Services and FedEx Freight, partially offset by increased spending on package handling equipment at FedEx Ground and higher spending related to aircraft at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and the Certificates. As of November 30, 2020, we had outstanding $21.9 billion of senior unsecured debt securities and $970 million of Certificates.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of November 30, 2020 and May 31, 2020 (in millions):

	November 30, 2020	May 31, 2020
Current Assets	$14,448	$11,014
Intercompany Receivable	3,866	3,985
Total Assets	81,975	62,089
Current Liabilities	8,392	7,030
Intercompany Payable	—	519
Total Liabilities	53,505	49,844

The following table presents the summarized statement of income information for the six-month period ended November 30, 2020 (in millions):

Revenue	$29,141
Intercompany Charges, net	(1,434)
Operating Income	2,206
Intercompany Charges, net	71
Income Before Income Taxes	2,354
Net Income	$2,028

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of November 30, 2020 and May 31, 2020 (in millions):

	November 30, 2020	May 31, 2020
Current Assets	$7,065	$4,444
Intercompany Receivable	1,220	3,918
Total Assets	62,730	57,375
Current Liabilities	4,205	3,546
Intercompany Payable	6,233	7,853
Total Liabilities	46,161	45,140

The following table presents the summarized statement of income information for the six-month period ended November 30, 2020 (in millions):

Revenue	$10,988
Intercompany Charges, net	(575)
Operating Income	667
Intercompany Charges, net	274
Income Before Income Taxes	1,773
Net Income	$1,727

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we have and will continue to actively manage our cash flow, defer certain expenditures and seek to protect capital for unforeseen challenges from the ongoing pandemic. With over $8.3 billion in cash and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion 364-day credit agreement (“the 364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), we believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet internal and external liquidity needs. As business and economic conditions improve, we will be evaluating our capital allocation strategy with a priority on strengthening our balance sheet.

Our cash and cash equivalents balance at November 30, 2020 includes $1.9 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.1 billion in 2021, a $0.8 billion decrease from 2020. The slight increase in our expected capital expenditures from the estimate in our Annual Report is due to capital investment for additional capacity initiatives in support of increased volumes. Total capital expenditures will include aircraft modernization at FedEx Express and strategic investments to improve productivity and safety. We invested $1.3 billion in aircraft and related equipment in the first half of 2021 and expect to invest an additional $450 million for aircraft and related equipment during the remainder of 2021. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2021. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

Contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) are not required during 2021; however, we may make voluntary contributions in the second half of 2021. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

See Note 9 of the accompanying unaudited condensed consolidated financial statements for additional information on our purchase commitments.

OTHER BUSINESS MATTERS

On June 24, 2019, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce (the “DOC”) from enforcing prohibitions contained in the Export Administration Regulations against FedEx. On September 11, 2020, the court granted the DOC’s motion to dismiss the lawsuit. On November 5, 2020, we appealed this decision.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2020, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Income Taxes,” “Business Acquisitions,” “Outlook” and “Liquidity Outlook” and the “General,” “Financing Arrangements,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•	our ability to continue to transform and optimize the FedEx Express international business, particularly in Europe;

•

our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions;

•	damage to our reputation or loss of brand equity;

•	our ability to retain and attract employee talent and maintain our company culture;

•	the impact of the United Kingdom’s withdrawal from the European Union and the terms of their future trading relationship beyond December 31, 2020;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•

the impact of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenue and market share;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies and actions, which could be unfavorable to our business, including regulatory or other actions affecting data privacy and sovereignty, global aviation or other transportation rights, increased air cargo, pilot flight and duty time and other security or safety requirements, export controls, the use of new technology and accounting, trade (such as protectionist measures or restrictions on free trade), foreign exchange intervention in response to currency volatility, labor (such as joint employment standards, changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees or increased minimum wage requirements), environmental (such as global climate change legislation) or postal rules;

•	future changes in tax laws and regulations, interpretations, challenges or judicial decisions related to our tax positions;

•	our ability to successfully complete the acquisition of ShopRunner;

•

our ability to execute and effectively operate, integrate, leverage and grow acquired businesses and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets, as well as additional costs incurred in connection with the integration of acquired businesses;

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

•

any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 10 of the accompanying unaudited condensed consolidated financial statements;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2020, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2021, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to the first six months of 2020, and this weakening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2020 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2020, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance and legal employees continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

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

The COVID-19 pandemic has had certain adverse effects on our business, results of operations and financial condition, and we expect such adverse effects will continue. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Due to the crucial role we play in moving supply chains and delivering critical relief, we are considered an essential business and we continue to operate under and respond to evolving governmental and other restrictions issued in the U.S. and globally. The disruption of global supply chains and the global economy has materially affected our business, results of operations and financial condition. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks, and the impact of actions taken in response. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

•

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy. The disruption of global supply chains, interruption in economic activity, preventative measures taken to alleviate the pandemic (such as governmental and other restrictions and other responsive measures), and increased economic uncertainty caused by the pandemic have resulted in increased global economic weakness of an unknown duration. Although certain of the responsive measures and COVID-19-related restrictions moderated globally during the second quarter of 2021, the ongoing pandemic, including large outbreaks in various regions, has resulted, and may continue to result, in their reinstitution. Continued weak global economic conditions reduced business-to-business demand for certain of our services in the first half of 2021. The various governmental and other restrictions and slow down of commercial activities in major markets around the world has also led to unprecedented demand for residential delivery services, rivaling our peak holiday season traffic. During 2020, we incurred increased costs associated with this demand and lower composite yields than our typical service mix, and we continued to incur increased costs associated with this demand in the first half of 2021. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the U.S. and other regions, could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our results of operations.

•

We have made significant operational adjustments to align our services with shipping volumes and operating conditions and to comply with evolving governmental orders, rules and regulations. As a result, we are incurring costs associated with network contingencies, including additional personnel to support operations through the peak season during the pandemic. We may continue to incur similar expenses in the future. If we are unable to remain agile and continue to flex our networks to align with shipping volumes, customer needs, market demands and operating conditions, or are unable to continuously respond to evolving governmental policies for the duration of a prolonged period of economic recovery, our business operations could be negatively impacted, which could have a further adverse effect on our results of operations.

•

We rely on a global workforce and our business demands we take measures to protect the health and safety of our team members, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. We have taken additional measures and are incurring increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services in order to protect our team members and customers during the COVID-19 pandemic, and continue to work with customers to accommodate special requests around modified store hours, closings, and delivery alternatives to comply with applicable government restrictions and safety guidance. Due to the size, scope and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of certain of our employees may be higher than similar expenses incurred by companies in other industries. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic, or if members of senior management or our Board of Directors (the “Board”) are unable to perform their duties for an extended period of time. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our team members, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

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

•

Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of certain planned capital projects. Planned 2021 capital expenditures are below 2020 levels, as we have decreased planned spending on vehicles and trailers, delayed certain facility expansions and postponed certain information technology initiatives. The COVID-19 pandemic has also delayed completion of capital improvements and certain other initiatives in Europe related to the integration of TNT Express. These actions could result in increased costs to successfully implement our business strategy and effectively respond to changes in market dynamics, and could adversely affect our business and results of operations. For additional discussion, see Part I, Item 1 of our Annual Report under the caption “Strategy.”

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

The United Kingdom’s withdrawal from the European Union (“EU”) could adversely impact our business, results of operations and financial condition. On January 31, 2020, the United Kingdom left the EU (“Brexit”). The United Kingdom and EU are now in a transitional period during which the United Kingdom will maintain access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members, and remain subject to EU law, until December 31, 2020.

The uncertainty regarding the status of Brexit has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU reach and implement a definitive resolution on their future trading relationship. Any additional impact of Brexit will depend on the terms of such resolution, if one is ultimately reached. Even if the United Kingdom maintains access to the EU single market and trade deals following the transition period, Brexit could result in further economic downturn globally. If the United Kingdom ultimately loses access to the EU single market and trade deals, significant market and economic disruption would likely occur, our customer experience, service quality and international operations would likely be negatively impacted, and the demand for our services could be depressed. As of December 17, 2020, the United Kingdom and EU have not reached a resolution regarding their future trading relationship beyond December 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the second quarter of 2021.

On January 26, 2016, we announced a stock repurchase program approved by our Board, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 15, 2020, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

In June 2020, we announced that given then-current economic and business uncertainty resulting from the COVID-19 pandemic, there would not be an annual incentive compensation plan for executive officers for fiscal 2021. In September 2020, based on strong financial results for the first quarter of fiscal 2021, FedEx’s Board, upon the recommendation of its Compensation Committee, approved an annual incentive plan for FedEx’s employees, excluding executive officers (the “fiscal 2021 AIC Plan”). On December 14, 2020, the Board, upon the recommendation of its Compensation Committee, approved including FedEx’s executive officers in the fiscal 2021 AIC Plan. The decision to include executive officers in the plan was based on FedEx’s strong financial results for the first half of fiscal 2021 due in part to the leadership provided by the executive officers and successful execution of FedEx’s strategies during the COVID-19 pandemic.

In order to continue motivating management to improve FedEx’s overall financial performance, the performance measure selected for the fiscal 2021 AIC Plan is consolidated operating income. The consolidated operating income threshold, target, and maximum objectives under the fiscal 2021 AIC plan are specified levels of fiscal 2021 consolidated operating income. Actual consolidated operating income performance that exceeds the fiscal 2021 target objective for consolidated operating income under the fiscal 2021 AIC plan will result in an above-target payout opportunity, up to the maximum payout amount.

The maximum payout opportunity under the plan for each executive officer is 150% of the target amount. However, the actual payout for plan participants, including all executive officers other than FedEx’s Chairman of the Board and Chief Executive Officer (“Chairman and CEO”), may be adjusted downward depending on the achievement level of their respective individual performance objectives, as determined by the Chairman and CEO or President and Chief Operating Officer, as applicable. The AIC payout amount for the Chairman and CEO may be adjusted upward or downward by the independent Board members based on their annual evaluation of his performance, which will consider factors including (but not limited to) FedEx’s stock price performance, market share, analyst ratings, and performance versus competitors. In addition, the independent directors will consider the achievement of the Chairman and CEO’s individual objectives for fiscal 2021.

The fiscal 2021 AIC target payouts for FedEx’s named executive officers, as a percentage of their respective base salary actually paid during fiscal 2021, are as follows:

Name	Target Payout (as a percentage of base salary)
Frederick W. Smith Chairman of the Board and Chief Executive Officer	165%
Michael C. Lenz Executive Vice President and Chief Financial Officer	120%
Rajesh Subramaniam President and Chief Operating Officer	140%
Donald F. Colleran President and Chief Executive Officer Federal Express Corporation	120%
Robert B. Carter Executive Vice President, FedEx Information Services and Chief Information Officer	120%
Alan B. Graf, Jr.* Former Chief Financial Officer	120%

*   Mr. Graf served as FedEx’s Executive Vice President and Chief Financial Officer until September 21, 2020 and will retire effective December 31, 2020. He is eligible to receive a pro rata payout under the fiscal 2021 AIC plan based on the portion of the plan period during which he is employed.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*˄10.1

Amendment dated September 4, 2020 (but effective as of January 6, 2020), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).

*˄10.2	Amendment dated September 4, 2020 (but effective as of February 3, 2020), amending the USPS Transportation Agreement.

*˄10.3	Amendment dated September 30, 2020 (but effective as of March 2, 2020), amending the USPS Transportation Agreement.

*˄10.4	Amendment dated October 22, 2020 (but effective as of June 29, 2020), amending the USPS Transportation Agreement.

*˄10.5	Amendment dated October 22, 2020 (but effective as of August 3, 2020), amending the USPS Transportation Agreement.

*˄10.6	Amendment dated October 22, 2020 (but effective as of August 31, 2020), amending the USPS Transportation Agreement.

*˄10.7	Amendment dated October 22, 2020 (but effective as of March 30, 2020), amending the USPS Transportation Agreement.

10.8	Amendment dated October 30, 2020 (but effective as of October 23, 2020), amending the USPS Transportation Agreement.

*˄10.9	Amendment dated November 5, 2020 (but effective as of May 4, 2020), amending the USPS Transportation Agreement.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

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

FEDEX CORPORATION

Date: December 17, 2020	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER