Form 10-Q
period 2021-02-28
FEDEX CORP
filed 2021-03-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 16, 2021
Common Stock, par value $0.10 per share	265,342,075

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 28, 2021 and May 31, 2020	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2021 and February 29, 2020	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2021 and February 29, 2020	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2021 and February 29, 2020	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Nine Months Ended February 28, 2021 and February 29, 2020	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	20
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 4. Controls and Procedures	46

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	47
ITEM 1A. Risk Factors	47
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	50
ITEM 5. Other Information	50
ITEM 6. Exhibits	52
Signature	53

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2021 (Unaudited)	May 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,856	$4,881
Receivables, less allowances of $697 and $390	11,481	10,102
Spare parts, supplies and fuel, less allowances of $345 and $335	583	572
Prepaid expenses and other	790	828
Total current assets	21,710	16,383
PROPERTY AND EQUIPMENT, AT COST	68,703	65,024
Less accumulated depreciation and amortization	33,713	31,416
Net property and equipment	34,990	33,608
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	14,964	13,917
Goodwill	6,977	6,372
Other assets	4,152	3,257
Total other long-term assets	26,093	23,546
	$82,793	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2021 (Unaudited)	May 31, 2020
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$646	$51
Accrued salaries and employee benefits	2,321	1,569
Accounts payable	3,990	3,269
Operating lease liabilities	2,133	1,923
Accrued expenses	4,476	3,532
Total current liabilities	13,566	10,344
LONG-TERM DEBT, LESS CURRENT PORTION	22,797	21,952
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,563	3,162
Pension, postretirement healthcare and other benefit obligations	4,773	5,019
Self-insurance accruals	2,314	2,104
Operating lease liabilities	12,990	12,195
Other liabilities	809	466
Total other long-term liabilities	24,449	22,946
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2021 and May 31, 2020	32	32
Additional paid-in capital	3,445	3,356
Retained earnings	27,924	25,216
Accumulated other comprehensive loss	(764)	(1,147)
Treasury stock, at cost	(8,656)	(9,162)
Total common stockholders’ investment	21,981	18,295
	$82,793	$73,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
REVENUE	$21,510	$17,487	$61,394	$51,859
OPERATING EXPENSES:
Salaries and employee benefits	8,010	6,382	22,305	18,704
Purchased transportation	5,660	4,558	16,044	12,914
Rentals and landing fees	1,131	964	3,073	2,808
Depreciation and amortization	956	908	2,818	2,688
Fuel	756	879	1,946	2,639
Maintenance and repairs	822	684	2,443	2,226
Business realignment costs	10	—	10	—
Asset impairment charges	—	—	—	66
Other	3,160	2,701	8,695	7,872
	20,505	17,076	57,334	49,917
OPERATING INCOME	1,005	411	4,060	1,942
OTHER (EXPENSE) INCOME:
Interest, net	(187)	(155)	(555)	(443)
Other retirement plans income	202	168	553	504
Other, net	29	(4)	3	(15)
	44	9	1	46
INCOME BEFORE INCOME TAXES	1,049	420	4,061	1,988
PROVISION FOR INCOME TAXES	157	105	698	368
NET INCOME	$892	$315	$3,363	$1,620
EARNINGS PER COMMON SHARE:
Basic	$3.36	$1.21	$12.75	$6.21
Diluted	$3.30	$1.20	$12.55	$6.17
DIVIDENDS DECLARED PER COMMON SHARE	$0.65	$0.65	$2.60	$2.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
NET INCOME	$892	$315	$3,363	$1,620
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $1 and $5 in 2021 and tax benefit of $6 and $3 in 2020	136	(1)	389	(12)
Amortization of prior service credit, net of tax benefit of $0 and $1 in 2021 and $7 and $19 in 2020	(2)	(20)	(6)	(61)
	134	(21)	383	(73)
COMPREHENSIVE INCOME	$1,026	$294	$3,746	$1,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2021	February 29, 2020
Operating Activities:
Net income	$3,363	$1,620
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,818	2,688
Asset impairment charges	—	66
Provision for uncollectible accounts	428	295
Stock-based compensation	161	137
Retirement plan mark-to-market adjustment	52	—
Other noncash items and deferred income taxes	2,020	1,758
Changes in assets and liabilities:
Receivables	(1,187)	(504)
Other assets	(165)	(149)
Accounts payable and other liabilities	63	(2,612)
Other, net	(161)	(21)
Cash provided by operating activities	7,392	3,278
Investing Activities:
Capital expenditures	(4,202)	(4,705)
Business acquisitions, net of cash acquired	(225)	—
Proceeds from asset dispositions and other	88	15
Cash used in investing activities	(4,339)	(4,690)
Financing Activities:
Proceeds from short-term borrowings, net	—	298
Principal payments on debt	(105)	(1,045)
Proceeds from debt issuances	970	2,093
Proceeds from stock issuances	482	38
Dividends paid	(513)	(509)
Purchase of treasury stock	—	(3)
Other, net	(13)	(5)
Cash provided by financing activities	821	867
Effect of exchange rate changes on cash	101	(8)
Net increase (decrease) in cash and cash equivalents	3,975	(553)
Cash and cash equivalents at beginning of period	4,881	2,319
Cash and cash equivalents at end of period	$8,856	$1,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28, 2021	February 29, 2020	February 28, 2021	February 29, 2020
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,400	3,287	3,356	3,231
Employee incentive plans and other	45	37	89	93
Ending Balance	3,445	3,324	3,445	3,324
Retained Earnings
Beginning Balance	27,208	25,431	25,216	24,648
Net Income	892	315	3,363	1,620
Cash dividends declared ($0.65, $0.65, $2.60 and $2.60 per share)	(173)	(170)	(686)	(679)
Employee incentive plans and other	(3)	(7)	31	(16)
Adoption of new accounting standards on June 1, 2019(1)	—	—	—	(4)
Ending Balance	27,924	25,569	27,924	25,569
Accumulated Other Comprehensive Income
Beginning Balance	(898)	(866)	(1,147)	(865)
Other comprehensive income, net of tax (expense)/benefit of ($1), $13, ($4) and $22	134	(21)	383	(73)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	—	51
Ending Balance	(764)	(887)	(764)	(887)
Treasury Stock
Beginning Balance	(8,703)	(9,225)	(9,162)	(9,289)
Purchase of treasury stock (0.02 million shares)	—	—	—	(3)
Employee incentive plans and other (0.3, 0.1, 3.7 and 0.6 million shares)	47	18	506	85
Ending Balance	(8,656)	(9,207)	(8,656)	(9,207)
Total Common Stockholders’ Investment Balance	$21,981	$18,831	$21,981	$18,831
(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2021, and the results of our operations for the three- and nine-month periods ended February 28, 2021 and February 29, 2020, cash flows for the nine-month periods ended February 28, 2021 and February 29, 2020, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2021 and February 29, 2020. Operating results for the three- and nine-month periods ended February 28, 2021 and February 29, 2020 are not necessarily indicative of the results that may be expected for the year ending May 31, 2021.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2021 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

REVENUE RECOGNITION.

Contract Assets and Liabilities

Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., shipments have been delivered). Contract assets are generally classified as current and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.

Gross contract assets related to in-transit shipments totaled $677 million and $563 million at February 28, 2021 and May 31, 2020, respectively. Contract assets net of deferred unearned revenue were $544 million and $456 million at February 28, 2021 and May 31, 2020, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $10 million at February 28, 2021 and May 31, 2020, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended February 28, 2021 and February 29, 2020. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,078	$1,865	$5,951	$5,595
U.S. overnight envelope	444	459	1,305	1,395
U.S. deferred	1,418	1,127	3,718	3,063
Total U.S. domestic package revenue	3,940	3,451	10,974	10,053
International priority	2,596	1,710	7,423	5,344
International economy	653	810	1,927	2,538
Total international export package revenue	3,249	2,520	9,350	7,882
International domestic(1)	1,162	1,075	3,456	3,316
Total package revenue	8,351	7,046	23,780	21,251
Freight:
U.S.	860	739	2,492	2,132
International priority	775	439	2,165	1,376
International economy	383	499	1,162	1,556
International airfreight	56	61	196	197
Total freight revenue	2,074	1,738	6,015	5,261
Other(2)	363	140	1,008	441
Total FedEx Express segment	10,788	8,924	30,803	26,953
FedEx Ground segment	7,980	5,845	22,364	16,339
FedEx Freight segment	1,836	1,738	5,598	5,487
FedEx Services segment	8	6	24	15
Other and eliminations(3)	898	974	2,605	3,065
	$21,510	$17,487	$61,394	$51,859
(1)	International domestic revenue relates to our international intra-country operations.
(2)

Includes the operations of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) for the periods ended February 28, 2021. Effective March 1, 2020 and June 1, 2020, respectively, the results of FedEx Custom Critical and FedEx Cross Border are included in the Federal Express Corporation (“FedEx Express”) segment prospectively.

(3)

Includes the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments, as well as the financial results of ShopRunner, Inc. (“ShopRunner”) beginning December 23, 2020.

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

BUSINESS ACQUISITION. On December 23, 2020, we acquired ShopRunner, an e-commerce platform that directly connects brands and merchants with online shoppers for $225 million in cash from operations. The majority of the purchase price was allocated to goodwill and intangibles. The financial results of ShopRunner are included in “Corporate, other and eliminations” from the date of acquisition and were not material to our results of operations; therefore, pro forma financial information has not been provided.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $40 million for the three-month period ended February 28, 2021 and $161 million for the nine-month period ended February 28, 2021. Our stock-based compensation expense was $33 million for the three-month period ended February 29, 2020 and $137 million for the nine-month period ended February 29, 2020. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT COSTS. In January 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will impact between 5,500 and 6,300 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur over an 18-month period in accordance with local country processes and regulations.

We incurred costs of $10 million ($8 million, net of tax, or $0.03 per diluted share) during the third quarter of 2021 associated with our business realignment activities. These costs are related to certain employee severance arrangements. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million. These charges are expected to be incurred through fiscal 2023 and will be classified as business realignment costs. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. We have €640 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated subsidiary. As of February 28, 2021, the hedge remains effective.

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

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. We did not repurchase any shares of FedEx common stock during the nine months of 2021. As of February 28, 2021, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

Effective March 16, 2021, we further amended our amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and entered into a new $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from repurchasing any shares of our common stock. See Note 4 for more information on the Credit Agreements.

DIVIDENDS DECLARED PER COMMON SHARE. On February 12, 2021, our Board of Directors declared a quarterly dividend of $0.65 per share of common stock. The dividend will be paid on April 1, 2021 to stockholders of record as of the close of business on March 8, 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. Effective March 16, 2021, the Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share. There are no other material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

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

Credit losses were $137 million for the three-month period ended February 28, 2021 and $428 million for the nine-month period ended February 28, 2021. Credit losses were $87 million for the three-month period ended February 29, 2020 and $295 million for the nine-month period ended February 29, 2020. Our allowance for credit losses was $329 million as of February 28, 2021 and $175 million at May 31, 2020.

(3) Accumulated Other Comprehensive Income

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28, 2021 and February 29, 2020 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Foreign currency translation loss:
Balance at beginning of period	$(954)	$(964)	$(1,207)	$(954)
Translation adjustments	136	(1)	389	(12)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	—	1
Balance at end of period	(818)	(965)	(818)	(965)
Retirement plans adjustments:
Balance at beginning of period	56	98	60	89
Reclassifications from AOCI	(2)	(20)	(6)	(61)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	—	50
Balance at end of period	54	78	54	78
Accumulated other comprehensive (loss) at end of period	$(764)	$(887)	$(764)	$(887)

The following table presents details of the reclassifications from AOCI for the periods ended February 28, 2021 and February 29, 2020 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Amortization of retirement plans prior service credits, before tax	$2	$27	$7	$80	Other retirement plans income
Income tax benefit	—	(7)	(1)	(19)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$20	$6	$61	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass through trusts formed by FedEx Express to sell, in one or more future offerings, pass through certificates.

During August 2020, FedEx Express issued $970 million of Pass Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass through trusts (the “Trusts”). The Certificates are secured by 19 Boeing aircraft with a net book value of $1.9 billion at February 28, 2021. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

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

We have a $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. Prior to the amendment of the Five-Year Credit Agreement and entry into the current 364-Day Credit Agreement on March 16, 2021, our credit agreements contained a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 4.75 to 1.0, calculated as of February 28, 2021 on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.45 to 1.0 at February 28, 2021. Effective March 16, 2021, we are required to maintain a ratio of debt to adjusted EBITDA of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarter basis. We believe this covenant is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements. As of February 28, 2021, no commercial paper was outstanding and $0.2 million in letters of credit were outstanding, leaving $3.5 billion available under the Credit Agreements for future borrowings.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $22.9 billion at February 28, 2021 and $21.5 billion at May 31, 2020, compared with estimated fair values of $25.9 billion at February 28, 2021 and $22.8 billion at May 31, 2020. The annualized weighted-average interest rate on long-term debt was 3.5% at February 28, 2021. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28, 2021 and February 29, 2020 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Basic earnings per common share:
Net earnings allocable to common shares(1)	$889	$314	$3,356	$1,617
Weighted-average common shares	265	261	263	261
Basic earnings per common share	$3.36	$1.21	$12.75	$6.21
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$889	$314	$3,356	$1,617
Weighted-average common shares	265	261	263	261
Dilutive effect of share-based awards	5	1	4	1
Weighted-average diluted shares	270	262	267	262
Diluted earnings per common share	$3.30	$1.20	$12.55	$6.17
Anti-dilutive options excluded from diluted earnings per common share	2.0	11.7	4.1	11.2

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(6) Income Taxes

Our effective tax rate was 15.0% for the third quarter and 17.2% for the nine months of 2021, compared to 25.0% for the third quarter and 18.5% for the nine months of 2020. The tax rate for the third quarter of 2021 includes benefits of $108 million from a tax rate increase in the Netherlands applied to our deferred tax balances and associated with voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). The tax rate for the nine months of 2021 also includes a benefit of $191 million from an increase in our 2020 tax loss primarily attributable to an Application for Change in Accounting Method discussed below and other accelerated deductions claimed on the 2020 tax return. The tax rate for the nine months of 2020 included a $133 million benefit from a valuation allowance reduction.

We filed an application with the Internal Revenue Service (“IRS”) in 2020 requesting approval to change our accounting method for depreciation to allow retroactive application of tax regulations issued during 2020 on certain assets placed in service during 2018 and 2019. During the second quarter of 2021, the IRS issued guidance granting automatic approval to change the method of accounting for these assets resulting in an income tax benefit of $130 million for the second quarter.

During the second quarter of 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

(7) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28, 2021 and February 29, 2020 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Defined benefit pension plans, net	$20	$38	$72	$112
Defined contribution plans	182	147	493	425
Postretirement healthcare plans	21	21	62	64
Retirement plan mark-to-market (“MTM”) net loss	—	—	52	—
	$223	$206	$679	$601

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2021 and February 29, 2020 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Service cost	$213	$192	$19	$25	$11	$10
Other retirement plans (income) expense:
Interest cost	240	250	10	11	10	11
Expected return on plan assets	(447)	(400)	(13)	(13)	—	—
Amortization of prior service credit and other	(2)	(26)	—	(1)	—	—
	(209)	(176)	(3)	(3)	10	11
	$4	$16	$16	$22	$21	$21

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Service cost	$638	$576	$68	$73	$33	$31
Other retirement plans (income) expense:
Interest cost	719	750	31	33	29	33
Expected return on plan assets	(1,339)	(1,201)	(38)	(39)	—	—
Amortization of prior service credit and other	(6)	(78)	(1)	(2)	—	—
MTM net loss	—	—	52	—	—	—
	(626)	(529)	44	(8)	29	33
	$12	$47	$112	$65	$62	$64

We made voluntary contributions to our U.S. Pension Plans of $300 million during the nine months of 2021 and $1.0 billion during the nine months of 2020.

We incurred a pre-tax, noncash MTM net loss of $52 million in the second quarter of 2021 related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. On January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consists of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

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

Also included in Corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding. Additionally, Corporate and other includes the financial results of ShopRunner beginning December 23, 2020.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28, 2021 and February 29, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Revenue:
FedEx Express segment	$10,788	$8,924	$30,803	$26,953
FedEx Ground segment	7,980	5,845	22,364	16,339
FedEx Freight segment	1,836	1,738	5,598	5,487
FedEx Services segment	8	6	24	15
Other and eliminations	898	974	2,605	3,065
	$21,510	$17,487	$61,394	$51,859
Operating income (loss):
FedEx Express segment	$463	$137	$2,073	$658
FedEx Ground segment	702	355	2,088	1,341
FedEx Freight segment	119	113	645	448
Corporate, other and eliminations	(279)	(194)	(746)	(505)
	$1,005	$411	$4,060	$1,942

(9) Commitments

As of February 28, 2021, our purchase commitments under various contracts for the remainder of 2021 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2021 (remainder)	$162	$299	$461
2022	2,211	754	2,965
2023	2,397	520	2,917
2024	1,002	333	1,335
2025	479	249	728
Thereafter	2,803	454	3,257
Total	$9,054	$2,609	$11,663

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2021, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2021, FedEx Express executed a contract amendment rescheduling Boeing 767-300 Freighter (“B767F”) aircraft deliveries as follows: 2021 – 18 aircraft; 2022 – 11 aircraft; 2023 – 13 aircraft; and 2024 – 4 aircraft.

As of February 28, 2021, we had $983 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2021 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2021 (remainder)	—	2	7	—	9
2022	9	8	11	5	33
2023	12	6	13	2	33
2024	12	6	4	4	26
2025	12	6	—	2	20
Thereafter	5	1	—	—	6
Total	50	29	35	13	127

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at February 28, 2021 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2021 (remainder)	$31	$478	$509	$10	$519
2022	234	2,390	2,624	107	2,731
2023	198	2,107	2,305	26	2,331
2024	102	1,844	1,946	25	1,971
2025	69	1,619	1,688	24	1,712
Thereafter	245	8,230	8,475	707	9,182
Total lease payments	879	16,668	17,547	899	18,446
Less imputed interest	(71)	(2,353)	(2,424)	(373)	(2,797)
Present value of lease liability	$808	$14,315	$15,123	$526	$15,649

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 28, 2021, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.7 billion, and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2021 to 2022.

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

Federal Securities Litigation. On June 26, 2019 and July 2, 2019, FedEx and certain present and former officers were named as defendants in two putative class action securities lawsuits filed in the U.S. District Court for the Southern District of New York. The complaints, which were subsequently consolidated, alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder relating to alleged misstatements or omissions in FedEx’s public filings with the SEC and other public statements during the period from September 19, 2017 to December 18, 2018. On February 4, 2021, the consolidated lawsuit was dismissed with prejudice. The plaintiff did not appeal the dismissal by the deadline.

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

(11) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28, 2021 and February 29, 2020 was as follows (in millions):

	2021	2020
Cash payments for:
Interest (net of capitalized interest)	$593	$511
Income taxes	$934	$291
Income tax refunds received	(42)	(321)
Cash tax payments (refunds), net	$892	$(30)

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 28, 2021, the related condensed consolidated statements of income, comprehensive income and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2021 and February 29, 2020, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2021 and February 29, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 18, 2021

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$21,510	$17,487	23		$61,394	$51,859	18
Operating income (loss):
FedEx Express segment	463	137	238		2,073	658	215
FedEx Ground segment	702	355	98		2,088	1,341	56
FedEx Freight segment	119	113	5		645	448	44
Corporate, other and eliminations	(279)	(194)	(44)		(746)	(505)	(48)
Consolidated operating income	1,005	411	145		4,060	1,942	109
Operating margin:
FedEx Express segment	4.3%	1.5%	280	bp	6.7%	2.4%	430	bp
FedEx Ground segment	8.8%	6.1%	270	bp	9.3%	8.2%	110	bp
FedEx Freight segment	6.5%	6.5%	—	bp	11.5%	8.2%	330	bp
Consolidated operating margin	4.7%	2.4%	230	bp	6.6%	3.7%	290	bp
Consolidated net income	$892	$315	183		$3,363	$1,620	108
Diluted earnings per share	$3.30	$1.20	175		$12.55	$6.17	103

	Change in Revenue		Change in Operating Income (Loss)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$1,864	$3,850	$326	$1,415
FedEx Ground segment	2,135	6,025	347	747
FedEx Freight segment	98	111	6	197
FedEx Services segment	2	9	—	—
Corporate, other and eliminations	(76)	(460)	(85)	(241)
	$4,023	$9,535	$594	$2,118

Overview

Residential delivery volume growth, reflecting increased e-commerce demand accelerated by the coronavirus (“COVID-19”) pandemic, as well as yield improvement related to pricing initiatives, continued in the third quarter, driving strong growth in our revenue and operating income during the third quarter and nine months of 2021. We continued to incur increased operating expenses to support unprecedented levels of demand for our services in the COVID-19 pandemic environment. Our business is labor and capital intensive in nature, which has required us to incur higher costs to operate our networks during the pandemic, including increased wage rates and costs associated with additional personnel in place to support our operations and to meet regulatory requirements. Higher costs associated with operating our seven-day network at FedEx Ground and operating our air network to support higher demand in key international supply chains impacted by constrained commercial air capacity were also incurred in the third quarter and nine months of 2021. In addition, we incurred increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers during the COVID-19 pandemic, of approximately $60 million in the third quarter and $210 million in the nine months of 2021.

Our consolidated operating income improved during both the third quarter and nine months of 2021 due to residential volume growth at FedEx Ground, international export and U.S. domestic package volume growth at FedEx Express and pricing initiatives across all of our transportation segments. Higher variable incentive compensation expense negatively impacted year-over-year third quarter comparisons by approximately $485 million and nine-month comparisons by approximately $895 million, which includes approximately $125 million in special bonuses paid in January 2021 to our front-line operational team members at FedEx Express. Severe winter weather also negatively impacted year-over-year third quarter and nine-month operating income comparisons by an estimated $350 million, primarily affecting revenue. Additionally, higher purchased transportation expenses at FedEx Ground were incurred in both the third quarter and nine months of 2021.

During the second quarter of 2020, we recorded asset impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

We incurred integration expenses totaling $49 million ($39 million, net of tax, or $0.14 per diluted share) in the third quarter and $146 million ($113 million, net of tax, or $0.42 per diluted share) in the nine months of 2021, a $23 million decrease from the third quarter and a $61 million decrease from the nine months of 2020. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and employee benefits, travel and advertising expenses. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. The integration expenses do not include costs associated with our business realignment activities. See the “Business Realignment Costs” section of this MD&A for further information.

Consolidated net income in the nine months of 2021 includes a pre-tax, noncash mark-to-market (“MTM”) net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) associated with freezing our TNT Express Netherlands Pension Plan. See the “Retirement Plan MTM Adjustment” section of this MD&A and Note 7 of the accompanying unaudited condensed consolidated financial statements for additional information.

The comparison of net income between 2021 and 2020 is affected by a tax benefit of $299 million ($1.12 per diluted share) recognized during the nine months of 2021, of which we recognized $108 million during the third quarter of 2021 from a tax rate increase in the Netherlands applied to deferred tax balances and associated with voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and a benefit of $191 million during the second quarter of 2021 primarily attributable to guidance issued by the Internal Revenue Service (“IRS”). We also recognized a tax benefit of $133 million ($0.51 per diluted share) during the nine months of 2020 from the reduction of a valuation allowance. See the “Income Taxes” section of this MD&A for further information.

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

Revenue

Revenue increased 23% in the third quarter and 18% in the nine months of 2021 primarily due to volume growth in residential delivery services at FedEx Ground and U.S. domestic package volume growth at FedEx Express, both reflecting increased e-commerce demand accelerated by the COVID-19 pandemic. International export package volume growth at FedEx Express and pricing initiatives across all of our transportation segments also contributed to the increase in revenue during the third quarter and nine months of 2021. These positive factors were partially offset by lower fuel surcharges at all of our transportation segments and severe winter weather during the third quarter and nine months of 2021, as well as one fewer operating weekday at all of our transportation segments in the third quarter of 2021.

At FedEx Ground, revenue increased 37% in both the third quarter and nine months of 2021 primarily due to residential delivery volume growth. Revenue at FedEx Express increased 21% in the third quarter and 14% in the nine months of 2021 due to international export and U.S. domestic package volume growth. International export volume increased in the third quarter and nine months of 2021 driven by strong demand for international priority shipments due to air freight capacity constraints. FedEx Freight revenue increased 6% in the third quarter of 2021 primarily due to higher revenue per shipment and increased average daily shipments. Revenue at FedEx Freight increased 2% in the nine months of 2021 primarily due to higher revenue per shipment, partially offset by decreased average daily shipments.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2021	2020	Change	2021	2020	Change
Operating expenses:
Salaries and employee benefits	$8,010	$6,382	26	$22,305	$18,704	19
Purchased transportation	5,660	4,558	24	16,044	12,914	24
Rentals and landing fees	1,131	964	17	3,073	2,808	9
Depreciation and amortization	956	908	5	2,818	2,688	5
Fuel	756	879	(14)	1,946	2,639	(26)
Maintenance and repairs	822	684	20	2,443	2,226	10
Business realignment costs	10	—	NM	10	—	NM
Asset impairment charges	—	—	—	—	66	NM
Other	3,160	2,701	17	8,695	7,872	10
Total operating expenses	20,505	17,076	20	57,334	49,917	15
Operating income	$1,005	$411	145	$4,060	$1,942	109

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	37.2%	36.5%	36.3%	36.1%
Purchased transportation	26.3	26.1	26.1	24.9
Rentals and landing fees	5.3	5.5	5.0	5.4
Depreciation and amortization	4.4	5.2	4.6	5.2
Fuel	3.5	5.0	3.2	5.1
Maintenance and repairs	3.8	3.9	4.0	4.3
Business realignment costs	0.1	—	—	—
Asset impairment charges	—	—	—	0.1
Other	14.7	15.4	14.2	15.2
Total operating expenses	95.3	97.6	93.4	96.3
Operating margin	4.7%	2.4%	6.6%	3.7%

Volume growth, as discussed in the “Revenue” section of this MD&A, contributed to a 26% increase in salaries and employee benefits expense in the third quarter and a 19% increase in the nine months of 2021, as well as an increase in purchased transportation costs of 24% in both the third quarter and nine months of 2021. Higher variable incentive compensation expense and merit increases also contributed to an increase in salaries and employee benefits in both the third quarter and nine months of 2021. In addition, purchased transportation costs were also higher in both the third quarter and nine months of 2021 primarily due to increased residential product mix at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of vehicle and jet fuel per gallon for the five most recent quarters:

Average Fuel Cost per Gallon
$4.00
$3.00
$2.00
$1.00
$-
$2.87
$2.11
$2.10
$2.23
$2.55
$2.00
$1.02
$1.15
$1.22
$1.54
Q3 2020
Q4 2020
Q1 2021
Q2 2021
Q3 2021
Vehicle
Jet

Fuel expense decreased 14% in the third quarter and 26% in the nine months of 2021 due to lower fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the third quarters of 2021 and 2020 in the accompanying discussion of each of our transportation segments.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. The net impact of fuel on operating income described below and for each segment below excludes the impact from table changes.

The net impact of fuel had a slightly negative impact to operating income in the third quarter and nine months of 2021 as lower fuel surcharges outpaced decreased fuel prices.

Business Realignment Costs

In January 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will impact between 5,500 and 6,300 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur over an 18-month period in accordance with local country processes and regulations.

We incurred costs of $10 million ($8 million, net of tax, or $0.03 per diluted share) during the third quarter of 2021 associated with our business realignment activities. These costs are related to certain employee severance arrangements. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million. These charges are expected to be incurred through fiscal 2023 and will be classified as business realignment costs. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

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

Retirement Plan MTM Adjustment

We incurred a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) in the second quarter of 2021 related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. On January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. See Note 7 of the accompanying unaudited condensed consolidated financial statements for additional information.

Income Taxes

Our effective tax rate was 15.0% for the third quarter and 17.2% for the nine months of 2021, compared to 25.0% for the third quarter and 18.5% for the nine months of 2020. The tax rate for the third quarter of 2021 includes benefits of $108 million from a tax rate increase in the Netherlands applied to our deferred tax balances and associated with voluntary contributions to our U.S. Pension Plans. The tax rate for the nine months of 2021 also includes a benefit of $191 million from an increase in our 2020 tax loss primarily attributable to an Application for Change in Accounting Method discussed below and other accelerated deductions claimed on the 2020 tax return. The tax rate for the nine months of 2020 included a $133 million benefit from a valuation allowance reduction.

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

During the second quarter of 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Business Acquisitions

On December 23, 2020, we acquired ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers, for $225 million in cash from operations. The majority of the purchase price was allocated to goodwill and intangibles. The financial results of ShopRunner are included in “Corporate, other and eliminations” from the date of acquisition and were not material to our results of operations.

Outlook

We anticipate continued increased demand for our e-commerce services at FedEx Ground and FedEx Express, international export volume growth at FedEx Express and pricing initiatives across all of our transportation segments to drive improved revenue and operating income in the fourth quarter of 2021. In addition, higher yields and volume are anticipated to drive revenue and operating income growth at the FedEx Freight segment in the fourth quarter of 2021.

We expect higher variable incentive compensation accruals, higher labor costs, increased maintenance costs and increased supply and other costs related to the COVID-19 pandemic to be incurred in the fourth quarter of 2021. Going forward, we may incur costs associated with debt reduction and refinancing transactions, which may be material. See the “Liquidity Outlook” section of this MD&A for more information. In addition, we will record $100 million of expense in the fourth quarter of 2021 related to our recently announced pledge to Yale University to advance carbon sequestration solutions.

Governmental, business and individuals’ actions in response to the COVID-19 pandemic are expected to continue to impact the demand for commercial air travel, thereby reducing available air freight capacity. As a result of these ongoing capacity constraints, we expect continued strong demand for international priority shipments in the fourth quarter of 2021 to necessitate increased usage of our assets to support demand in key international supply chains. We will continue managing network capacity, flexing our network and making adjustments as needed to align with volumes and operating conditions.

We have expanded FedEx Ground seven-day residential delivery coverage to virtually all of the U.S. population and will continue to optimize our network capacity to meet evolving customer needs. During the fourth quarter of 2021, we will continue to focus on last-mile residential delivery optimization, including by directing certain U.S. day-definite residential FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through advanced technology aimed at improving productivity and safety.

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

We expect to incur approximately $55 million of integration expenses in the fourth quarter of 2021 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We expect the aggregate integration program expenses to be $1.7 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022.

As we approach the completion of the physical network integration of TNT Express in 2022, we are evaluating opportunities and pursuing initiatives in addition to the integration to continue to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability and improving service levels. We expect to incur additional costs, over multiple years, which may be material, including transformation costs and capital investments related to these actions. As part of this strategy, in January 2021 we announced a workforce reduction plan in Europe. We expect the pre-tax cost of the severance benefits to be provided under the plan to range from $300 million to $575 million in cash expenditures through fiscal 2023. See the “Business Realignment Costs” section of this MD&A for additional information.

Our expectations for the fourth quarter of 2021 are dependent on key external factors, including continued recovery in U.S. industrial production and global trade, no additional COVID-19-related business restrictions and current fuel price expectations.

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business. These costs are not allocated to the other business segments. Also, the results of the FedEx Logistics, Inc. (“FedEx Logistics”) and FedEx Office and Print Services, Inc. (“FedEx Office”) operating segments, as well as the results of ShopRunner beginning December 23, 2020, are included in Corporate and other. FedEx Logistics provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding. FedEx Office provides an array of document and business services and retail access to our customers for our package transportation businesses.

In the third quarter and nine months of 2021, the decrease in revenue in “Corporate, other and eliminations” was due to a significant decline in non-shipping revenue at FedEx Office resulting from the COVID-19 pandemic. The transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment contributed to the decrease in revenue in the third quarter and nine months of 2021. These factors were partially offset by higher transportation yields driven by constrained market capacity resulting from the COVID-19 pandemic in the third quarter and nine months of 2021.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the nine months of 2021, FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express and FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin and operating expenses as a percent of revenue for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue:
Package:
U.S. overnight box	$2,078	$1,865	11		$5,951	$5,595	6
U.S. overnight envelope	444	459	(3)		1,305	1,395	(6)
U.S. deferred	1,418	1,127	26		3,718	3,063	21
Total U.S. domestic package revenue	3,940	3,451	14		10,974	10,053	9
International priority	2,596	1,710	52		7,423	5,344	39
International economy	653	810	(19)		1,927	2,538	(24)
Total international export package revenue	3,249	2,520	29		9,350	7,882	19
International domestic(1)	1,162	1,075	8		3,456	3,316	4
Total package revenue	8,351	7,046	19		23,780	21,251	12
Freight:
U.S.	860	739	16		2,492	2,132	17
International priority	775	439	77		2,165	1,376	57
International economy	383	499	(23)		1,162	1,556	(25)
International airfreight	56	61	(8)		196	197	(1)
Total freight revenue	2,074	1,738	19		6,015	5,261	14
Other(2)	363	140	159		1,008	441	129
Total revenue	10,788	8,924	21		30,803	26,953	14
Operating expenses:
Salaries and employee benefits	4,352	3,520	24		12,016	10,297	17
Purchased transportation	1,460	1,212	20		4,213	3,711	14
Rentals and landing fees	650	538	21		1,696	1,556	9
Depreciation and amortization	490	478	3		1,449	1,409	3
Fuel	647	744	(13)		1,672	2,241	(25)
Maintenance and repairs	549	429	28		1,642	1,460	12
Business realignment costs	10	—	NM		10	—	NM
Asset impairment charges	—	—	—		—	66	NM
Intercompany charges	509	500	2		1,456	1,469	(1)
Other	1,658	1,366	21		4,576	4,086	12
Total operating expenses	10,325	8,787	18		28,730	26,295	9
Operating income	$463	$137	238		$2,073	$658	215
Operating margin	4.3%	1.5%	280	bp	6.7%	2.4%	430	bp
(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the operations of FedEx Custom Critical and FedEx Cross Border for the periods ended February 28, 2021.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	40.3%	39.5%	39.0%	38.2%
Purchased transportation	13.5	13.6	13.7	13.8
Rentals and landing fees	6.0	6.0	5.5	5.8
Depreciation and amortization	4.6	5.4	4.7	5.2
Fuel	6.0	8.3	5.4	8.3
Maintenance and repairs	5.1	4.8	5.4	5.4
Business realignment costs	0.1	—	—	—
Asset impairment charges	—	—	—	0.2
Intercompany charges	4.7	5.6	4.7	5.5
Other	15.4	15.3	14.9	15.2
Total operating expenses	95.7	98.5	93.3	97.6
Operating margin	4.3%	1.5%	6.7%	2.4%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2021	2020	Change	2021	2020	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,529	1,258	22	1,421	1,240	15
U.S. overnight envelope	508	536	(5)	501	548	(9)
U.S. deferred	1,562	1,215	29	1,367	1,067	28
Total U.S. domestic ADV	3,599	3,009	20	3,289	2,855	15
International priority	765	542	41	736	546	35
International economy	294	293	—	283	300	(6)
Total international export ADV	1,059	835	27	1,019	846	20
International domestic(1)	2,353	2,405	(2)	2,427	2,475	(2)
Total ADV	7,011	6,249	12	6,735	6,176	9
Revenue per package (yield):
U.S. overnight box	$21.91	$23.54	(7)	$22.04	$23.75	(7)
U.S. overnight envelope	14.08	13.59	4	13.72	13.39	2
U.S. deferred	14.65	14.73	(1)	14.32	15.11	(5)
U.S. domestic composite	17.66	18.21	(3)	17.56	18.53	(5)
International priority	54.71	50.07	9	53.08	51.53	3
International economy	35.87	43.88	(18)	35.85	44.44	(19)
International export composite	49.49	47.90	3	48.30	49.01	(1)
International domestic(1)	7.96	7.09	12	7.49	7.05	6
Composite package yield	$19.21	$17.90	7	$18.58	$18.11	3
Freight Statistics
Average daily freight pounds:
U.S.	9,943	8,356	19	9,426	8,244	14
International priority	6,286	4,752	32	6,000	4,924	22
International economy	12,135	13,806	(12)	12,435	14,252	(13)
International airfreight	1,417	1,422	—	1,534	1,567	(2)
Total average daily freight pounds	29,781	28,336	5	29,395	28,987	1
Revenue per pound (yield):
U.S.	$1.40	$1.40	—	$1.39	$1.36	2
International priority	1.99	1.47	35	1.90	1.47	29
International economy	0.51	0.57	(11)	0.49	0.57	(14)
International airfreight	0.64	0.68	(6)	0.67	0.66	2
Composite freight yield	$1.12	$0.97	15	$1.08	$0.96	13

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 21% in the third quarter and 14% in the nine months of 2021 due to international export and U.S. domestic package volume growth, partially offset by lower fuel surcharges. Revenue was also positively impacted by pricing initiatives resulting from global air freight capacity constraints in the third quarter and nine months of 2021. These factors were partially offset by severe winter weather in the third quarter and nine months of 2021 and one fewer operating weekday in the third quarter of 2021.

International export package average daily volumes increased 27% in the third quarter and 20% in the nine months of 2021 led by volume growth from Asia-Pacific and Europe. International export package yields increased 3% in the third quarter of 2021 primarily due to favorable exchange rates. International export package yields decreased 1% in the nine months of 2021 primarily due to lower fuel surcharges, partially offset by favorable exchange rates and pricing initiatives resulting from global air freight capacity constraints. U.S. domestic package average daily volumes increased 20% in the third quarter and 15% in the nine months of 2021 driven by growth in deferred service offerings, reflecting increased e-commerce demand resulting from the COVID-19 pandemic, as well as growth in overnight box service offerings. U.S. domestic package yields decreased 3% in the third quarter and 5% in the nine months of 2021 due to lower package weights and lower fuel surcharges. Average daily freight pounds increased 5% in the third quarter and 1% in the nine months of 2021 primarily due to volume growth in international priority and U.S. services. Composite freight yields increased 15% in the third quarter and 13% in the nine months of 2021 primarily due to improved base yields. Other revenue increased 159% in the third quarter and 129% in the nine months of 2021 due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
U.S. Domestic and Outbound Fuel Surcharge:
Low	4.61%	7.25%	2.73%	7.21%
High	6.44	8.00	6.44	8.45
Weighted-average	5.21	7.38	4.13	7.48
International Export and Freight Fuel Surcharge:
Low	2.96	6.66	0.28	6.66
High	19.88	18.09	19.88	18.56
Weighted-average	13.48	15.23	11.51	15.47
International Domestic Fuel Surcharge:
Low	4.25	2.98	2.62	2.98
High	20.39	19.18	20.39	19.47
Weighted-average	6.28	7.32	6.04	7.36

FedEx Express Segment Operating Income

FedEx Express segment operating income increased substantially in the third quarter and nine months of 2021 due to international export and U.S. domestic package volume growth. FedEx Express segment operating results include benefits of approximately $30 million in the third quarter and $165 million in the nine months of 2021 from a reduction in aviation excise taxes provided by the Coronavirus Aid, Relief, and Economic Security Act, which expired on December 31, 2020. These factors were partially offset by higher variable incentive compensation expense of approximately $340 million in the third quarter and $570 million in the nine months of 2021, which includes approximately $125 million in special bonuses paid in January 2021 to our front-line operational team members. In addition, severe winter weather negatively impacted operating income by an estimated $240 million in the third quarter and nine months of 2021, primarily affecting revenue. One fewer operating weekday also negatively impacted operating income in the third quarter of 2021. We continued to incur increased costs of operating our global network in the COVID-19 pandemic environment in the third quarter and nine months of 2021, which is partially impacted by constrained commercial air capacity. Results for the nine months of 2020 were negatively impacted by $66 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines.

FedEx Express segment results included $41 million of integration expenses in the third quarter and $121 million of such expenses in the nine months of 2021, a $21 million decrease from the third quarter and a $47 million decrease from the nine months of 2020.

Salaries and employee benefits expense increased 24% in the third quarter and 17% in the nine months of 2021 primarily due to staffing to support volume growth and higher variable incentive compensation expense. In addition, higher labor expenses and increased costs associated with network contingencies as a result of the COVID-19 pandemic contributed to the increase in salaries and employee benefits expense in both the third quarter and nine months of 2021. Purchased transportation expense increased 20% in the third quarter and 14% in the nine months of 2021 primarily due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment. Other operating expense increased 21% in the third quarter and 12% in the nine months of 2021 primarily due to higher outside service contract expense and bad debt expense. Additionally, higher operating supplies, partially offset by decreased travel, both driven by the COVID-19 pandemic, negatively impacted other operating expense in the nine months of 2021. Maintenance and repairs expense increased 28% in the third quarter and 12% in the nine months of 2021 primarily due to an increase in flight hours resulting from higher package volumes.

Fuel expense decreased 13% in the third quarter and 25% in the nine months of 2021 due to lower fuel prices, partially offset by higher aircraft and vehicle usage. The net impact of fuel had a slightly negative impact to operating income in the third quarter and nine months of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$7,980	$5,845	37		$22,364	$16,339	37
Operating expenses:
Salaries and employee benefits	1,652	1,046	58		4,483	2,888	55
Purchased transportation	3,745	2,908	29		10,524	7,772	35
Rentals	306	256	20		859	744	15
Depreciation and amortization	214	197	9		623	585	6
Fuel	6	4	50		15	11	36
Maintenance and repairs	125	101	24		356	286	24
Intercompany charges	480	405	19		1,358	1,174	16
Other	750	573	31		2,058	1,538	34
Total operating expenses	7,278	5,490	33		20,276	14,998	35
Operating income	$702	$355	98		$2,088	$1,341	56
Operating margin	8.8%	6.1%	270	bp	9.3%	8.2%	110	bp
Average daily package volume	13,206	10,536	25		12,347	9,637	28
Revenue per package (yield)	$9.72	$8.78	11		$9.49	$8.90	7

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	20.7%	17.9%	20.0%	17.7%
Purchased transportation	46.9	49.7	47.1	47.6
Rentals	3.8	4.4	3.8	4.5
Depreciation and amortization	2.7	3.4	2.8	3.6
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.6	1.7	1.6	1.7
Intercompany charges	6.0	6.9	6.1	7.2
Other	9.4	9.8	9.2	9.4
Total operating expenses	91.2	93.9	90.7	91.8
Operating margin	8.8%	6.1%	9.3%	8.2%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 37% in both the third quarter and nine months of 2021 primarily due to residential delivery volume growth reflecting increased e-commerce demand accelerated by the COVID-19 pandemic. Additionally, improved yield related to pricing initiatives positively impacted revenue in the third quarter and nine months of 2021. These factors were partially offset by severe winter weather in the third quarter and nine months of 2021 and one fewer operating weekday in the third quarter of 2021.

Average daily volume increased 25% in the third quarter and 28% in the nine months of 2021 primarily due to continued growth in residential services driven by e-commerce, as well as growth in commercial services. FedEx Ground yields increased 11% in the third quarter and 7% in the nine months of 2021 primarily due to pricing initiatives.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Low	5.75%	6.50%	5.50%	6.50%
High	7.00	7.00	7.00	7.25
Weighted-average	6.30	6.91	5.93	6.96

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 98% in the third quarter and 56% in the nine months of 2021 primarily due to residential delivery volume growth and yield improvement. These factors were partially offset by higher purchased transportation service provider settlements related to residential product mix, increased labor expenses and higher self-insurance accruals in the third quarter and nine months of 2021. In addition, severe winter weather negatively impacted operating income by an estimated $85 million in the third quarter and nine months of 2021, primarily affecting revenue.

Purchased transportation expense increased 29% in the third quarter and 35% in the nine months of 2021 due to higher volume and increased residential product mix. Salaries and employee benefits expense increased 58% in the third quarter and 55% in the nine months of 2021 due to additional staffing to support volume growth, including costs associated with operating our seven-day network, merit increases and higher variable incentive compensation expense. In addition, higher labor expenses and increased costs associated with network contingencies as a result of the COVID-19 pandemic contributed to the increase in salaries and employee benefits expense in both the third quarter and nine months of 2021. Other operating expense increased 31% in the third quarter and 34% in the nine months of 2021 primarily due to higher self-insurance accruals, higher outside service contract expense and increased volume-related expenses.

The net impact of fuel had a slight benefit to operating income in the third quarter and nine months of 2021 as decreased fuel prices outpaced lower fuel surcharges. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$1,836	$1,738	6		$5,598	$5,487	2
Operating expenses:
Salaries and employee benefits	911	846	8		2,684	2,665	1
Purchased transportation	203	176	15		582	550	6
Rentals	57	54	6		172	158	9
Depreciation and amortization	104	92	13		315	283	11
Fuel	103	130	(21)		258	385	(33)
Maintenance and repairs	54	59	(8)		164	192	(15)
Intercompany charges	128	133	(4)		369	389	(5)
Other	157	135	16		409	417	(2)
Total operating expenses	1,717	1,625	6		4,953	5,039	(2)
Operating income	$119	$113	5		$645	$448	44
Operating margin	6.5%	6.5%	—	bp	11.5%	8.2%	330	bp
Average daily shipments (in thousands):
Priority	72.6	70.5	3		74.0	75.5	(2)
Economy	31.1	29.8	4		31.3	31.8	(2)
Total average daily shipments	103.7	100.3	3		105.3	107.3	(2)
Weight per shipment (lbs):
Priority	1,110	1,137	(2)		1,104	1,144	(3)
Economy	950	1,000	(5)		988	980	1
Composite weight per shipment	1,062	1,096	(3)		1,070	1,096	(2)
Revenue per shipment:
Priority	$275.44	$265.17	4		$266.30	$259.61	3
Economy	315.11	308.65	2		310.39	299.59	4
Composite revenue per shipment	$287.32	$279.40	3		$279.42	$272.09	3
Revenue per hundredweight:
Priority	$24.82	$23.33	6		$24.12	$22.69	6
Economy	33.16	30.85	7		31.40	30.57	3
Composite revenue per hundredweight	$27.06	$25.49	6		$26.12	$24.84	5

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	49.6%	48.7%	48.0%	48.6%
Purchased transportation	11.1	10.1	10.4	10.0
Rentals	3.1	3.1	3.1	2.9
Depreciation and amortization	5.7	5.3	5.6	5.1
Fuel	5.6	7.5	4.6	7.0
Maintenance and repairs	2.9	3.4	2.9	3.5
Intercompany charges	7.0	7.6	6.6	7.1
Other	8.5	7.8	7.3	7.6
Total operating expenses	93.5	93.5	88.5	91.8
Operating margin	6.5%	6.5%	11.5%	8.2%

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 6% in the third quarter of 2021 primarily due to higher revenue per shipment and increased average daily shipments, partially offset by lower fuel surcharges and one fewer operating weekday. FedEx Freight segment revenue increased 2% in the nine months of 2021 primarily due to higher revenue per shipment, partially offset by lower fuel surcharges and decreased average daily shipments. In addition, severe winter weather negatively impacted revenue in the third quarter and nine months of 2021.

Revenue per shipment increased 3% in both the third quarter and nine months of 2021 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower fuel surcharges and lower weight per shipment. Average daily shipments increased 3% in the third quarter of 2021 due to volumes returning to pre-COVID-19 levels. Despite the increased demand in the third quarter of 2021, demand for our service offerings in the nine months of 2021 was negatively impacted by the COVID-19 pandemic and related supply chain disruptions, resulting in a 2% decrease in average daily shipments.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended February 28, 2021 and February 29, 2020:

	Three Months Ended		Nine Months Ended
	2021	2020	2021	2020
Low	21.40%	23.00%	21.00%	23.00%
High	24.00	24.00	24.00	24.40
Weighted-average	22.50	23.70	21.60	23.80

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 5% in the third quarter and 44% in the nine months of 2021 driven by continued focus on revenue quality initiatives, aligning our cost structure with current business levels and improving operational efficiencies. These positive factors more than offset the negative impact on volumes from the COVID-19 pandemic and weaker economic conditions for the nine months of 2021. In addition, severe winter weather negatively impacted operating income by an estimated $25 million in the third quarter and nine months of 2021, primarily affecting revenue.

Salaries and employee benefits expense increased 8% in the third quarter of 2021 primarily due to higher variable incentive compensation expense, higher volumes and merit increases. Purchased transportation expense increased 15% in the third quarter and 6% in the nine months of 2021 primarily due to higher utilization of third-party purchased transportation and rail providers.

Fuel expense decreased 21% in the third quarter and 33% in the nine months of 2021 primarily due to lower fuel prices. The net impact of fuel had a moderately negative impact to operating income in the third quarter and nine months of 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $8.9 billion at February 28, 2021, compared to $4.9 billion at May 31, 2021. The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2021 and February 29, 2020 (in millions):

	2021	2020
Operating activities:
Net income	$3,363	$1,620
Noncash charges and credits	5,479	4,944
Changes in assets and liabilities	(1,450)	(3,286)
Cash provided by operating activities	7,392	3,278
Investing activities:
Capital expenditures	(4,202)	(4,705)
Business acquisitions, net of cash acquired	(225)	—
Proceeds from asset dispositions and other	88	15
Cash used in investing activities	(4,339)	(4,690)
Financing activities:
Proceeds from short-term borrowings, net	—	298
Principal payments on debt	(105)	(1,045)
Proceeds from debt issuances	970	2,093
Proceeds from stock issuances	482	38
Dividends paid	(513)	(509)
Purchase of treasury stock	—	(3)
Other, net	(13)	(5)
Cash provided by financing activities	821	867
Effect of exchange rate changes on cash	101	(8)
Net increase (decrease) in cash and cash equivalents	$3,975	$(553)
Cash and cash equivalents at the end of period	$8,856	$1,766

Cash flows from operating activities increased $4.1 billion in the nine months of 2021 primarily due to higher net income, the timing of variable incentive compensation payments and lower pension contributions. Capital expenditures decreased during the nine months of 2021 primarily due to lower spending related to vehicles across all of our transportation segments. See the “Capital Resources” section of this MD&A for a discussion of capital expenditures during 2021 and 2020.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28, 2021 and February 29, 2020 (in millions):

					Percent Change
					2021/2020
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2021	2020	2021	2020	Ended	Ended
Aircraft and related equipment	$536	$399	$1,809	$1,527	34	18
Package handling and ground support equipment	304	228	865	636	33	36
Vehicles and trailers	139	260	280	920	(47)	(70)
Information technology	189	239	560	704	(21)	(20)
Facilities and other	208	313	688	918	(34)	(25)
Total capital expenditures	$1,376	$1,439	$4,202	$4,705	(4)	(11)

FedEx Express segment	$732	$929	$2,564	$2,941	(21)	(13)
FedEx Ground segment	349	275	940	818	27	15
FedEx Freight segment	130	97	228	414	34	(45)
FedEx Services segment	145	110	392	415	32	(6)
Other	20	28	78	117	(29)	(33)
Total capital expenditures	$1,376	$1,439	$4,202	$4,705	(4)	(11)

Capital expenditures decreased during the nine months of 2021 primarily due to lower spending related to vehicles across all of our transportation segments, as well as lower spending related to facilities at FedEx Express, partially offset by higher spending related to aircraft at FedEx Express and increased spending on package handling equipment at FedEx Ground.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and the Certificates. As of February 28, 2021, we had outstanding $22.0 billion of senior unsecured debt securities and $944 million of Certificates.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of February 28, 2021 and May 31, 2020 (in millions):

	February 28, 2021	May 31, 2020
Current Assets	$14,277	$11,014
Intercompany Receivable	4,443	3,985
Total Assets	87,174	62,089
Current Liabilities	9,393	7,030
Intercompany Payable	—	519
Total Liabilities	54,330	49,844

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2021 (in millions):

Revenue	$44,991
Intercompany Charges, net	(2,060)
Operating Income	2,967
Intercompany Charges, net	107
Income Before Income Taxes	3,187
Net Income	$2,692

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of February 28, 2021 and May 31, 2020 (in millions):

	February 28, 2021	May 31, 2020
Current Assets	$7,213	$4,444
Intercompany Receivable	—	3,918
Total Assets	65,473	57,375
Current Liabilities	4,934	3,546
Intercompany Payable	5,193	7,853
Total Liabilities	46,327	45,140

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2021 (in millions):

Revenue	$17,048
Intercompany Charges, net	(764)
Operating Income	833
Intercompany Charges, net	418
Income Before Income Taxes	2,399
Net Income	$2,332

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we have and will continue to actively manage our cash flow and seek to protect capital for unforeseen challenges from the ongoing pandemic. With $8.9 billion in cash and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion 364-day credit agreement (“the 364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), we believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet internal and external liquidity needs, including our capital expenditure expectations discussed below. As business and economic conditions improve, we will be evaluating our capital allocation strategy with a priority on strengthening our balance sheet.

Our cash and cash equivalents balance at February 28, 2021 includes $2.4 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost, as the enactment of the TCJA significantly reduced the cost of repatriating foreign earnings from a U.S. tax perspective. We do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $5.7 billion in 2021, a $0.2 billion decrease from 2020. The increase in our expected capital expenditures from the estimate in our Annual Report is driven by timing of aircraft spend and acceleration of FedEx Ground capacity investments. Total capital expenditures will include aircraft modernization at FedEx Express and strategic investments to improve productivity and safety. We invested $1.8 billion in aircraft and related equipment in the nine months of 2021 and expect to invest an additional $460 million for aircraft and related equipment during the fourth quarter of 2021. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2021. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

A key aspect of our capital allocation strategy moving forward will be strengthening our balance sheet and repayment of outstanding debt. Given our strong cash flows and liquidity position, we are evaluating potential transactions to reduce and refinance existing debt. The timing of and our ability to complete any such transactions will depend on a variety of factors, including economic and market conditions, and we would incur costs related to these transactions, which may be material.

The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 1 and Note 4 of the accompanying unaudited condensed consolidated financial statements, as well as Part II, Item 5 (“Other Information”), for a description of the terms and significant covenants of the Credit Agreements.

During the nine months of 2021, we made voluntary contributions totaling $300 million to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans during the fourth quarter of 2021. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2021, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” “Income Taxes,” “Outlook” and “Liquidity Outlook” and the “General,” “Financing Arrangements,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•	our ability to successfully implement our workforce reduction plan in Europe;

•	our ability to continue to transform and optimize the FedEx Express international business, particularly in Europe;

•

our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions;

•	damage to our reputation or loss of brand equity;

•	our ability to retain and attract employee talent and maintain our company culture;

•	the impact of the United Kingdom’s withdrawal from the European Union and the terms of their future trading relationship;

•	the price and availability of jet and vehicle fuel;

•	our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

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

•

our ability to execute and effectively operate, integrate, leverage and grow acquired businesses such as ShopRunner; to incorporate novel aspects of acquired businesses into FedEx’s operations, including with respect to the collection and storage of certain personal data of merchants, buyers, and others; and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets; as well as additional costs incurred in connection with the integration of acquired businesses;

•

our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility;

•	the impact of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;

•	increased insurance and claims expenses related to vehicle accidents, workers’ compensation claims and general business liabilities;

•	any impact on our business from disruptions or modifications in service by, or changes in the business or financial soundness of, the U.S. Postal Service, which is a significant customer of FedEx;

•

the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry or us in particular, and what effects these events will have on our costs or the demand for our services;

•	our ability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography, which have become more prevalent in recent years;

•	our ability to achieve our goal of carbon-neutral operations by 2040;

•	increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	our ability to successfully mitigate unique technological, operational and regulatory risks related to our autonomous delivery strategy;

•

constraints, volatility or disruption in the capital markets and our ability to obtain financing and maintain our current credit ratings, commercial paper ratings, senior unsecured debt credit ratings and Credit Agreement financial covenants;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•

human resource management risks, including changes in our ability to attract and retain drivers, package and freight handlers, commercial pilots and other employees, as well as health and safety issues;

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

•

the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our Credit Agreements following cessation of the publication of the London Interbank Offered Rate in the event the euro interbank offered rate also ceases to exist and we make borrowings under the agreements; and

•

other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under the heading “Risk Factors” in “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2021, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2021, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, as compared to the first nine months of 2020, and this weakening had a slightly negative impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance and legal employees continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

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

The COVID-19 pandemic has had certain adverse effects on our business, results of operations and financial condition, and we expect such adverse effects will continue. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. Due to the crucial role we play in moving supply chains and delivering critical relief, we are considered an essential business and we continue to operate under and respond to evolving governmental and other restrictions issued in the U.S. and globally. The disruption of global supply chains and the global economy has materially affected our business, results of operations and financial condition. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks and variant strains, and the impact of actions taken in response. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

•

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy. The disruption of global supply chains, interruption in economic activity, preventative measures taken to alleviate the pandemic (such as governmental and other restrictions and other responsive measures), and increased economic uncertainty caused by the pandemic have resulted in increased global economic weakness of an unknown duration. Although certain of the responsive measures and COVID-19-related restrictions continued to moderate globally during the third quarter of 2021, the ongoing pandemic, including large outbreaks in various regions and the development of variant strains, has resulted, and may continue to result, in their reinstitution. The various governmental and other restrictions and slow down of commercial activities in major markets around the world has also led to unprecedented demand for residential delivery services, rivaling our peak holiday season traffic. During 2020, we incurred increased costs associated with this demand and lower composite yields than our typical service mix, and we continued to incur increased costs associated with this demand in the first nine months of 2021. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the U.S. and other regions, could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our results of operations.

•

We have made significant operational adjustments to align our services with shipping volumes and operating conditions and to comply with evolving governmental orders, rules and regulations. Our business is labor and capital intensive in nature, which has required us to incur higher costs to operate our networks during the pandemic, including costs associated with increased wage rates and additional personnel in place to support our operations and to meet regulatory requirements. We may continue to incur similar expenses in the future. If we are unable to remain agile and continue to flex our networks to align with shipping volumes, customer needs, market demands and operating conditions, or are unable to continuously respond to evolving governmental policies for the duration of a prolonged period of economic recovery, our business operations could be negatively impacted, which could have a further adverse effect on our results of operations.

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

•

Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of certain planned capital projects. For 2021 we have decreased planned spending on vehicles and trailers, delayed certain facility expansions and postponed certain information technology initiatives. The COVID-19 pandemic has also delayed completion of capital improvements and certain other initiatives in Europe related to the integration of TNT Express. These actions could result in increased costs to successfully implement our business strategy and effectively respond to changes in market dynamics, and could adversely affect our business and results of operations. For additional discussion, see Part I, Item 1 of our Annual Report under the caption “Strategy.”

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

Failure to successfully implement our workforce reduction plan in Europe will cause our future financial results to suffer. We recently announced proposals to resize our European workforce as FedEx Express nears the completion of the network integration of TNT Express, including through consultations with works council representatives from across the region. The actual amount and timing of cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.

The United Kingdom’s withdrawal from the European Union (“EU”) could adversely impact our business, results of operations and financial condition. On January 31, 2020, the United Kingdom left the EU (“Brexit”), and on December 31, 2020, the EU transitional period during which the United Kingdom maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members expired. Effective January 1, 2021, the United Kingdom and EU agreed to a trade deal that governs the United Kingdom’s trade relationship with the EU post-Brexit. The trade deal is still in the process of being implemented.

The uncertainty regarding the status of Brexit has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU complete the implementation of the post-Brexit trade deal. Any additional impact of Brexit will depend on the application of terms of the trade deal. While the trade deal maintains the United Kingdom’s access to the EU single market, EU free movement rights and the general principles of EU law no longer apply to the United Kingdom and new requirements and controls, including on the movement and reporting of goods, could result in further economic downturn globally. We have developed plans to mitigate these potential costs and challenges; however, further discussion between the parties on implementation of the trade deal could trigger significant market and economic disruption, and the demand for our services could be depressed. Following Brexit, the movement of goods between the United Kingdom and the remaining member states of the EU has become subject to additional inspections and documentation checks, which may create delays at ports of entry and departure and potentially impact our ability to effectively provide our services.

Additionally, depending on the application of the terms of the trade deal we may face new regulations regarding trade, aviation, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. The post-Brexit trade deal could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound.

We may not realize the expected benefits from our acquisition of ShopRunner and be unable to manage the additional risks associated with ShopRunner’s business. We acquired ShopRunner in December 2020, and ShopRunner now operates as part of FedEx Dataworks, a new organization focused on digital innovation and creation of solutions to expand our e-commerce platform. We may be unable to combine the businesses of FedEx and ShopRunner in a manner that permits us to achieve the operating and financial results and enhancements to our value proposition to customers we anticipated from the acquisition, the failure of which could result in the anticipated benefits of the transaction not being realized in the time frame currently anticipated, or at all. Further, it is possible that the integration process could result in unexpected integration issues, including related to the integration of information technology infrastructure and e-commerce platforms, and the loss of key historical ShopRunner employees. There can be no assurance that we can continue to support the value we have allocated to ShopRunner, including its goodwill and other intangible assets. All of these factors could adversely affect our results of operations.

ShopRunner collects and stores certain personal data of its merchants and their buyers, its partners, consumers with whom it has a direct relationship, and users of its applications. Additionally, it uses third-party service providers and subprocessors to help deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal data, including payment information and/or other confidential information. The foregoing factors increase the risk of data incidents and the amount of potential exposure in the event of a data breach. Developing privacy legislation within the United States may also create limitations or added requirements on the use of personal data within and among ShopRunner and the other FedEx operating companies. For more information, see the “Risk Factors” section of our Annual Report. Additionally, existing and future customer data in the systems and business of ShopRunner and FedEx may not be immediately interoperable, or may not be interoperable without significant added expense.

We may be unable to achieve our goal of carbon-neutral operations by 2040. On March 3, 2021, we announced a goal to achieve carbon-neutral operations globally by 2040. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification, development of sustainable customer solutions, identification and investment in alternative fuels, fuel conservation and aircraft modernization programs, and investments in our facilities and natural carbon sequestration.

Execution of these strategies and achievement of our 2040 goal is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability of zero-emission electric vehicles, alternative fuels, fuel-efficient aircraft, and other materials and components; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to greenhouse gas emissions, carbon costs, or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; and the pace of regional and global recovery from the COVID-19 pandemic.

There is no assurance that we will be able to successfully execute our strategies and achieve our 2040 goal of carbon-neutral operations. Failure to achieve our 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ increased focus related to environmental, social, and governance matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the third quarter of 2021.

On January 26, 2016, we announced a stock repurchase program approved by our Board, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of March 16, 2021, 5.1 million shares remained authorized for purchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date. See Note 1 of the accompanying unaudited condensed consolidated financial statements for further discussion.

Item 5. Other Information

Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement, and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On March 16, 2021, FedEx, as borrower, entered into a Second Amended and Restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and also entered into a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and, together with the Five-Year Credit Agreement, the “New Credit Agreements”). FedEx entered into each of the New Credit Agreements with a syndicate of banks and other financial institutions (the “Five-Year Lenders” and “364-Day Lenders,” respectively), including JPMorgan Chase Bank, N.A., individually and as administrative agent, Bank of America, N.A., individually and as syndication agent, and Citibank, N.A., The Bank of Nova Scotia, Wells Fargo Bank, National Association, and Truist Bank, each individually and as a co-documentation agent. The syndicate of lenders for each of the New Credit Agreements was arranged by JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., The Bank of Nova Scotia, Wells Fargo Securities, LLC, and Truist Securities, Inc., as joint lead arrangers and joint bookrunners.

The Five-Year Credit Agreement further amended and restated the $2.0 billion five-year credit agreement dated as of March 17, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Prior Five-Year Credit Agreement”) to extend the maturity date of the facility by one year to March 17, 2026. The 364-Day Credit Agreement replaces the $1.5 billion 364-day credit agreement dated as of March 17, 2020, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Terminated Credit Agreement”). The Terminated Credit Agreement was terminated effective March 16, 2021. The terms of the Prior Five-Year Credit Agreement and the Terminated Credit Agreement are summarized in FedEx’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2020.

The Five-Year Credit Agreement provides the terms under which the Five-Year Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $2.0 billion, including a $250 million sub-limit for letters of credit. FedEx may elect to increase the aggregate amount available under the facility to up to a total of $2.5 billion. The 364-Day Credit Agreement provides the terms under which the 364-Day Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $1.5 billion.

Borrowings under the New Credit Agreements may be used for FedEx’s general corporate purposes, including acquisitions.

The Five-Year Lenders’ and the 364-Day Lenders’ commitments under the New Credit Agreements will terminate on March 17, 2026 and March 15, 2022, respectively, unless terminated earlier by FedEx or by the administrative agent upon an event of default. FedEx’s obligations under the New Credit Agreements are guaranteed by the same FedEx subsidiaries that guarantee FedEx’s outstanding public debt securities.

Loans under the New Credit Agreements denominated in U.S. Dollars will bear interest at a rate per year generally equal to, at FedEx’s election, either:

•

the highest of (a) the interest rate quoted by the Wall Street Journal as the prime rate in the United States; (b) 0.5% plus the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, each as determined by the Federal Reserve Bank of New York; and (c) the adjusted London Interbank Offered Rate (the “LIBO Rate”) for a one-month interest period plus 1.0%, plus the applicable margin for such loans (“ABR Loans”); or

•	the LIBO Rate for the selected term, plus the applicable margin for such loans (“Eurodollar Loans”).

The New Credit Agreements contain additional procedures for transition to a benchmark rate other than the LIBO Rate for Eurodollar Loans.

Loans under the New Credit Agreements denominated in pounds sterling will be classified as Eurodollar Loans, while loans denominated in euros will bear interest at a rate per year equal to the euro interbank offered rate determined by the European Money Markets Institute displayed on the page EURIBOR01 of the Reuters Service.

Letters of Credit issued under the Five-Year Credit Agreement will be assessed a fee based upon the applicable margin charged for Eurodollar Loans. In addition, FedEx will pay the issuing banks a fronting fee of 0.125% per year on the undrawn and unexpired amount of each issued Letter of Credit.

FedEx will also pay commitment fees on the average daily undrawn amount of the facilities. The New Credit Agreements reinstated the commitment fees set forth in the Prior Five-Year Credit Agreement and the Terminated Credit Agreement prior to the amendments to such agreements entered into on May 27, 2020 (the “May 2020 Amendments”). The applicable margin for loans and the applicable commitment fees will vary depending upon FedEx’s senior unsecured non-credit-enhanced long-term debt ratings. For example, based upon FedEx’s current ratings of BBB (Standard & Poor’s) and Baa2 (Moody’s Investors Service), the applicable margin for ABR Loans would be 0.25%, the applicable margin for Eurodollar Loans would be 1.25%, and the applicable commitment fee rate would be 0.125% per year on undrawn commitments under the Five-Year Credit Agreement and 0.10% under the 364-Day Credit Agreement.

The New Credit Agreements contain customary affirmative and negative covenants, as well as customary events of default. The financial covenants in the New Credit Agreements require FedEx to maintain, at the end of each fiscal quarter, beginning with the quarter ending May 31, 2021, a ratio of consolidated total debt (short-term and long-term debt, including the current portion of such long-term debt) to consolidated EBITDA (less non-cash retirement plans mark-to-market adjustments, non-cash pension service costs and non-cash asset impairment charges and as at the last day of any period of four consecutive fiscal quarters) that does not exceed 3.5 to 1.0. The New Credit Agreements do not contain the temporary covenants set forth in the May 2020 Amendments restricting FedEx from repurchasing any shares of its common stock or increasing the amount of its quarterly dividend payable per share of common stock from $0.65 per share.

Certain of the Five-Year Lenders and 364-Day Lenders, as well as certain of the lenders under the Prior Five-Year Credit Agreement and the Terminated Credit Agreement, and their affiliates engage in transactions with, and perform services for, FedEx and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and investment banking, financial advisory and other financial services transactions with FedEx and its affiliates.

The Five-Year Credit Agreement and 364-Day Credit Agreement will be filed as exhibits to FedEx’s annual report on Form 10-K for the fiscal year ending May 31, 2021.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*˄10.1

Amendment dated December 2, 2020 (but effective as of June 1, 2020), amending the Transportation Agreement dated April 23, 2013 between the United States Postal Service and FedEx Express (the “USPS Transportation Agreement”).

*˄10.2	Amendment dated December 2, 2020 (but effective as of November 26, 2020), amending the USPS Transportation Agreement.

*˄10.3	Amendment dated December 29, 2020 (but effective as of September 28, 2020), amending the USPS Transportation Agreement.

*˄10.4	Amendment dated December 29, 2020 (but effective as of November 2, 2020), amending the USPS Transportation Agreement.

*˄10.5	Amendment dated February 3, 2021 (but effective as of November 30, 2020), amending the USPS Transportation Agreement.

*˄10.6	Amendment dated February 3, 2021 (but effective as of January 4, 2021), amending the USPS Transportation Agreement.

*˄10.7	Amendment dated February 8, 2021 (but effective as of February 1, 2021), amending the USPS Transportation Agreement.

*˄ 10.8	Amendment dated February 12, 2021 (but effective as of June 29, 2020), amending the USPS Transportation Agreement.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

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

FEDEX CORPORATION

Date: March 18, 2021	/s/ JOHN L. MERINO
JOHN L. MERINO
CORPORATE VICE PRESIDENT AND
PRINCIPAL ACCOUNTING OFFICER