Form 10-K
period 2021-05-31
FEDEX CORP
filed 2021-07-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2021.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 1-15829

FedEx Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	62-1721435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of Principal Executive Offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
0.450% Notes due 2025 1.625% Notes due 2027 0.450% Notes due 2029 1.300% Notes due 2031 0.950% Notes due 2033	FDX 25A FDX 27 FDX 29A FDX 31 FDX 33	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2020, was approximately $70.2 billion. The Registrant has no non-voting stock.

As of July 15, 2021, 267,348,232 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2021 annual meeting of stockholders to be held on September 27, 2021 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business;” “Item 1A. Risk Factors;” “Item 2. Properties;” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;” the “Impact of the COVID-19 Pandemic,” “Business Realignment Costs,” “Income Taxes,” “Outlook” (including segment outlooks), “Liquidity Outlook,” “Contractual Cash Obligations and Off-Balance Sheet Arrangements,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition;” and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Long-Term Debt and Other Financing Arrangements,” “Income Taxes,” “Retirement Plans,” “Commitments” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance and business. Forward-looking statements include those preceded by, followed by or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.

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

EXHIBITS

Exhibit 4.1
Exhibit 10.44
Exhibit 10.68
Exhibit 10.69
Exhibit 10.70
Exhibit 21
Exhibit 22
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Date Files
Exhibit 104 Cover Page Interactive Data File

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides a broad portfolio of transportation, e-commerce and business services through operating companies competing collectively, operating collaboratively and innovating digitally, under the respected FedEx brand. These companies are included in the following reportable business segments:

•

FedEx Express: Federal Express Corporation (“FedEx Express”) is the world’s largest express transportation company, offering time-definite delivery to more than 220 countries and territories, connecting markets that comprise more than 99% of the world’s gross domestic product.

•

FedEx Ground: FedEx Ground Package System, Inc. (“FedEx Ground”) is a leading North American provider of small-package ground delivery services. FedEx Ground provides low-cost, day-certain service to any business address in the U.S. and Canada, as well as residential delivery to 100% of U.S. residences through its FedEx Home Delivery service. FedEx Ground Economy specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages.

•

FedEx Freight: FedEx Freight Corporation (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight services across all lengths of haul to businesses and residences. Within the contiguous U.S., FedEx Freight offers FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses. FedEx Freight also offers freight delivery service to most points in Puerto Rico and the U.S. Virgin Islands.

•

FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments.

The FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment provides document and business services and retail access to our package transportation businesses. Additionally, the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”) and integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). FedEx Office and FedEx Logistics are included in “Corporate, other and eliminations” in our segment reporting. For more information about FedEx Office and FedEx Logistics, please see “FedEx Office Operating Segment” and “FedEx Logistics Operating Segment.”

For more information about our reportable segments, please see “Business Segments.” For financial information concerning our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

The coronavirus (“COVID-19”) pandemic continues to have a profound impact on our industry. As an essential business, FedEx has kept the world’s healthcare, industrial and at-home supply chains moving while maintaining the safety of our team members, our customers and the communities in which we operate as our top priority. For more information about the COVID-19 pandemic and its effect on FedEx’s business, results of operations and financial condition, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and citizenship efforts can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our website, as soon as reasonably practicable after they are filed with or furnished to the SEC. The Investor Relations page of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on the Investor Relations page of our website could be deemed to be material information. We encourage investors, the media and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

Strategy

At FedEx, we are building “the network for what’s next.” Our new strategic operating principles unveiled during 2021, “compete collectively, operate collaboratively, innovate digitally,” guide how we grow, execute and evolve as a company and help differentiate FedEx from our competitors.

The collective FedEx brand unites our distinct operating companies, giving us our competitive edge. Further, our strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise. As a result, we base decisions on capital investment, expansion of delivery, information technology and retail networks, and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx operating company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in sizing our operating companies to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility, uncertainty and evolution have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy, including the continued growth of e-commerce. To that end, we continue to modernize our aircraft fleet with more fuel efficient and lower-emission aircraft, expand our operations at FedEx Ground where we continue to see growing package volumes, realign our systems and develop innovative service offerings.

While we believe that operating independent networks, each focused on its own respective markets, enhances service quality and reliability from each business unit, we are building a holistic, collaborative approach to compete in a dynamic and ever-changing market. By operating collaboratively, we help ensure that we have the right package in the right network and at the right cost-to-serve. For example, last-mile optimization, the delivery of certain U.S. day-definite FedEx Express packages by FedEx Ground, allows us to increase efficiency and lower our cost-to-serve. Additionally, FedEx Freight is providing road and intermodal support for both FedEx Ground and FedEx Express, and FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers.

Innovation inspired our start at FedEx nearly 50 years ago, and it is fueling our future. The size and scale of our network gives us key insights into global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, increase visibility and improve the customer experience. To fully harness the power of this data, during 2021 we launched FedEx Dataworks, a new organization focused on putting our data into context and using it to transform the digital and physical experiences of our customers and team members. We are also increasing capabilities and products through sensor-based technologies and providing enhanced visibility and predictive capabilities. See “FedEx Services Segment — Customer-Driven Technology” below for more information on FedEx SenseAware ID, FedEx Surround and other FedEx innovations.

At FedEx, “Safety Above All” is the first and foremost value in every aspect of our business. We are committed to making our workplaces and communities safer for our team members, customers and the public. This philosophy is embedded in our day-to-day work through rigorous policies, continual education and engagement and investments in technology designed to prevent accidents.

Additionally, by focusing on the following three key areas, we believe we will continue to uniquely position FedEx for long-term success:

•

E-commerce: The acceleration of trends experienced in 2021 in response to the COVID-19 pandemic highlights the importance of our ongoing strategic e-commerce initiatives, which include FedEx Ground seven-day-per-week residential U.S delivery coverage; investing in technologies to optimize last-mile deliveries; expanding capabilities to better handle large items; offering FedEx Freight Direct, the first FedEx-branded through-the-door service; and accelerating the expansion of our retail convenience network.

•

Operational Excellence: Our competitive advantage in the marketplace is fueled by a keen focus on operational excellence and customer service. We are strategically focused on efficiency and continued investments in people, capacity and technology to optimize our networks.

•

Digital Innovation: We are reimagining our digital capabilities and infrastructure in a manner that we believe will deliver enhanced customer experiences that are simple, personal and proactive. Additionally, we are continually investing in automation and other technologies to safely, efficiently and sustainably handle the growing volume of shipments that flow through our network each day.

Through our global transportation, information technology and retail networks, we help to facilitate an ongoing and unprecedented expansion of customer access — to goods, services and information. We believe it would be extremely difficult, costly and time-consuming to replicate our global network, which reflects decades of investment, innovation and expertise, includes the world’s largest all-cargo air fleet and connects more than 99% of the world’s gross domestic product. We continue to position our companies and team members to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity and profitability.

During 2021 and early 2022, we have introduced a number of innovative solutions, advanced important long-term business initiatives and made other important investments that benefit our customers, team members and communities, including:

•

Delivering COVID-19 vaccines, critical personal protective equipment and medical supplies, and providing other transportation and logistics support to humanitarian relief agencies as they respond to the pandemic.

•	Committing to achieve carbon neutrality for our global operations by calendar 2040 and helping establish the Yale Center for Natural Carbon Capture to advance sequestration solutions.
•

Launching FedEx Dataworks and acquiring ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers. Additionally, we announced a new multi-year collaboration with Adobe, starting with the integration of ShopRunner with Adobe Commerce’s Magento platform, which we expect will be available to Adobe merchants in late calendar 2021.

•

Introducing new technologies such as SenseAware ID, a lightweight sensor-based logistics device that provides real-time updates on a package’s location within the FedEx Express network, and exploring the use of autonomous technologies with ongoing testing of Roxo, the FedEx SameDay Bot, and a multi-year, multi-phase agreement to test Nuro’s next-generation autonomous vehicle technology.

•	Further collaborating between operating companies through last-mile optimization with FedEx Express and FedEx Ground, which has expanded to more than 60 markets across the U.S., and other initiatives.
•	Expanding FedEx Ground seven-day-per-week residential delivery coverage to virtually all of the U.S. population.
•	Finalizing the rollout of dynamic route optimization technology at FedEx Ground, which provides service providers near real-time data to plan efficient delivery routes.
•	Completing the integration of FedEx Ground Economy (formerly FedEx SmartPost) packages previously given to the U.S. Postal Service (“USPS”) into FedEx Ground standard operations.
•	Adding new and expanded facilities and automation solutions to optimize FedEx Ground network capacity.
•

Strengthening the FedEx Express international business by completing the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and introducing enhanced Europe-to-the-U.S. overnight and European e-commerce services with FedEx International Priority Express and FedEx International Connect Plus.

•	Continuing to grow our retail convenience network and digital e-commerce business, with significantly increased customer usage of our FedEx Delivery Manager and FedEx Returns Technology offerings.
•	Establishing a Diversity, Equity & Inclusion (“DEI”) Depot, an online platform to create more awareness of DEI-related resources, events and team member stories across operating companies.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2021, FedEx ranked 16th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 21st consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. During 2021 FedEx was also named one of the “TIME100 Most Influential Companies” by Time magazine and was recognized as the biggest transportation and logistics company in the world by Forbes. Additionally, FedEx was named one of “America’s Most Responsible Companies” by Newsweek in 2021, ranking higher than any other “Travel, Transport & Logistics” company included on the list.

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, FedEx was listed as one of “America’s Best Large Employers” and one of “America’s Best Employers for Diversity” by Forbes in 2021.

Through our environmental, social and governance (“ESG”) strategies, FedEx connects the communities where we live and work in remarkable ways. Our 2021 ESG Report is available at fedex.com/en-us/sustainability/reports.html. This report discusses our ESG strategies and programs and includes important goals and metrics that demonstrate our commitment to fulfilling our responsibilities in these areas. Information in our ESG Report is not incorporated by reference in, and does not form part of, this Annual Report.

Human Resource Management

Our Culture

At FedEx, it is our people—our greatest asset—that give us our strong reputation and stand at the heart of our success. In addition to our superior physical and information networks, FedEx has an exemplary human network. Across the globe, our 570,000 team members are united by our passion to deliver the FedEx Purple Promise—to make every FedEx experience outstanding—and our People–Service–Profit principles.

Our success depends on the talent, dedication and well-being of our people. As we grow, we strive to recruit, retain, develop and provide advancement opportunities for our team members. We continually work to make FedEx an inclusive, equitable and growth-focused workplace where all team members have the opportunity to flourish.

Safety

Our longstanding “Safety Above All” philosophy is the first and foremost value in every aspect of our business. It is backed by strict policies, robust team member education, safety recognition awards and continued investment in technology. Across the enterprise, we are committed to making our workplaces and communities safer for our team members, customers and the public. During the COVID-19 pandemic, we implemented numerous measures to keep our team members, customers and communities safe while on the front lines operating in impacted areas and providing connectivity and delivery of critical medical supplies around the world.

Diversity, Equity & Inclusion

We believe that DEI delivers a better future for all team members, customers, suppliers and communities. As a global company, we see exceptional business and community value in the diversity of perspectives and experiences that our team members bring to work every day. While we are proud of what we have achieved during our almost 50-year history, we know that DEI must always be at the forefront of our business strategy.

The FedEx workforce is as diverse as the world we serve, and we believe that everyone deserves respect. We are committed to be a diverse, equitable and inclusive employer. This year, we added the word equity to the title of our enterprise-wide efforts, formalizing our commitment to creating a workplace where everyone has fair treatment and equal opportunity to succeed. We also established four consistent, strategic pillars across our enterprise to frame our DEI work and share our progress: Our People; Our Education and Engagement; Our Communities, Customers, and Suppliers; and Our Story. While we provide a consistent framework for DEI, each operating company structures and operationalizes its approach separately to account for regional differences in regulations and cultures.

Compensation and Benefits

We provide our team members with competitive healthcare, wellness and other benefits to support their quality of life and enable them to thrive in the workplace. In addition, we offer competitive retirement benefits to eligible U.S. team members.

We conduct periodic benchmarking analyses to ensure our pay remains competitive. In addition, FedEx regularly assesses internal pay equity. In each pay analysis, we adjust for job tenure, region, performance and other variables that can influence pay over time.

All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. In the U.S., we cover approximately 70% of total eligible health and disability costs for part- and full-time employees at the plan level for our approximately 219,000 participating employees.

The COVID-19 pandemic took an unprecedented toll on the emotional and mental welfare of many. To support team members’ mental health, we offer 24/7 confidential counseling services to employees, eligible dependents and all household members, even if they are not participating plan members. We frequently communicate with employees on how to access these resources to promote their use across the enterprise, with an increased focus on mental health resources this year.

Learning and Development

As our team members commit to delivering the Purple Promise, we remain committed to providing all our people with learning and development opportunities to advance their careers at FedEx. Training and development begins with our enterprise-wide content for new employees—Core New Employee Orientation—which provides a consistent onboarding experience across our operating companies on topics such as safety, security, compliance, sustainability and DEI. Beyond training opportunities, we provide ongoing career development tools, opportunities and education for all full-time employees. Each operating company designs and manages its own leadership and development programs in support of its unique needs.

We are committed to supporting team members who wish to pursue higher education in a variety of ways. In 2020, we provided over $15 million in tuition assistance to nearly 10,000 employees to further their education. In addition, Learning inspired by FedEx (LiFE)—a partnership between multiple FedEx operating companies and The University of Memphis—allows many employees the opportunity to earn a tuition-free, fully online degree. Eligible employees include all U.S.-based FedEx Logistics and FedEx Trade Networks Transport & Brokerage employees, all Memphis-based FedEx Supply Chain employees and FedEx Express employees at 16 major hub locations in the U.S.

Employee Engagement

We value feedback from our team members, looking to understand their concerns and expectations and, where possible, acting on them. We provide several avenues to listen to and engage with our team, including annual surveys, employee networks and direct feedback. FedEx conducts annual engagement surveys to measure employee satisfaction on Culture, Engagement and Diversity and we share the results with senior leaders to inform leadership development plans and additional changes as needed.

Due to the COVID-19 pandemic, many of our team members moved to remote work settings. We are reevaluating how and where team members work to provide flexibility, increase effectiveness and optimize our workspaces.

Tenure, Promotion and Turnover

Every day, we work hard to earn and maintain the loyalty of our team members by creating a workplace culture that supports their aspirations and provides benefits and opportunities to support their quality of life and development. Globally, FedEx hired more than 300,000 full- and part-time team members in 2020. Excluding TNT Express employees and U.S.-based FedEx Supply Chain employees, in 2021 turnover for part-time team members, primarily package handlers, was 183%, while full-time team member turnover was 23%.

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources and network. FedEx Cares, our global community engagement program, is one way we work to connect people and possibilities. We provide financial contributions, in-kind charitable shipping services and team member volunteering to help non-profit organizations achieve their goals and make a measurable impact on the world. We focus our effort in the following three areas:

•	Delivering for Good: Lending our global network and our unparalleled logistics expertise to organizations with mission-critical needs and helping communities before, during and after crises.
•	Global Entrepreneurship: Advancing women and minority-owned small businesses globally through training and increased access to resources, capital and new markets.
•	Sustainable Logistics: Helping scale existing solutions and investing in new ideas to improve mobility, reduce congestion and decrease pollution in communities around the world.

In 2020 we launched FedEx Cares 50 by 50 with the goal of positively impacting 50 million people around the world by our 50th anniversary in 2023. FedEx also supports communities throughout the U.S. with its annual FedEx Cares United Way giving campaign. For additional information on our community involvement and our FedEx Cares strategy, visit fedexcares.com.

We remain committed to helping lift local economies by investing in people and communities where we live and work. In the U.S., this includes seeking diverse suppliers and strengthening our supply chain by sourcing from small, minority- and women-owned businesses. We are also proud of our long-standing history of supporting and fostering relationships with organizations that are working to make our society more equitable and just, such as the National Association for the Advancement of Colored People and the National Civil Rights Museum. In 2021 we announced the launch of the FedEx E-Commerce Learning Lab, which is designed to help diverse small business owners looking to develop or expand their e-commerce operations, with a focus on women and entrepreneurs of color.

The Environment

At FedEx, we remain steadfast in our commitment to minimize the impacts our business has on the environment. In March 2021 we announced our goal to achieve carbon neutrality for our global operations by calendar 2040. To help reach this goal, we are designating more than $2.0 billion of initial investment in vehicle electrification, sustainable energy and carbon sequestration, including a pledge of $100 million to Yale University to help establish the Yale Center for Natural Carbon Capture.

Our “Practical Sustainability” philosophy and “Reduce, Replace, Revolutionize” approach guide our environmental strategy across three key areas of our environmental footprint: our aviation fleet, our vehicle fleet and our facilities. Throughout FedEx, team members are encouraged to implement our sustainability strategy and achieve our goals. We equip team members with a variety of internal programs to advance our progress in reducing fuel emissions, energy use and waste in the workplace.

To reduce the cost of fuel use and associated greenhouse gas (“GHG”) emissions, we are replacing many of our older airplanes with more fuel-efficient models, and we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program. These two initiatives saved more than 255 million gallons of jet fuel and avoided more than 2.0 million metric tons of carbon dioxide equivalent emissions in 2020. A global increase in volume exacerbated by the COVID-19 pandemic delayed the retirement of certain older aircraft and led us to fall short of our goal to reduce aircraft emissions intensity by 30% from a 2005 baseline by calendar 2020. However, in 2020, we achieved a 27% reduction in aircraft emissions intensity since 2005 through a combination of our aircraft fleet modernization and operational programs. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by calendar 2030.

We strive to employ the most advanced vehicle technologies to efficiently and safely move packages across our networks. FedEx Express has established a goal to increase vehicle fuel efficiency by 50% from a 2005 baseline by calendar 2025. Through 2020, our efforts collectively resulted in a 45% improvement in FedEx Express vehicle fuel efficiency from our 2005 baseline.

We have an impressive global alternative fuel fleet with nearly 4,100 alternative fuel vehicles, including hybrid, electric, liquified or compressed natural gas, liquefied petroleum gas and hydrogen fuel cell vehicles. In 2021 FedEx Express agreed to purchase 500 electric vehicles from General Motors’ BrightDrop, and we recently conducted several successful initiatives involving electric vehicles in our operations. We plan to transition the entire FedEx parcel pickup-and-delivery fleet to zero-emission electric vehicles by calendar 2040, using a phased approach to replace existing vehicles. For example, by calendar 2025, we expect 50% of FedEx Express global pickup-and-delivery vehicle purchases will be electric, rising to 100% of all purchases by calendar 2030, subject to availability. We are developing innovative charging infrastructures to support the continued rollout of our electric vehicle fleet, and across our operating companies we continue to electrify our forklift, airport ground service equipment and other non-road vehicles.

Our zero-emission FedEx SameDay Bot and pilot drone delivery service, which are discussed in more detail below under “FedEx Services Segment — Customer-Driven Technology,” have potential to serve as environmentally friendly alternatives for last-mile residential package deliveries. We also continue to leverage the efficiency of intermodal rail transport for long-haul shipping at FedEx Ground and FedEx Freight, and promote the use of electric vehicles and alternative fuels by independent service providers in our shipping network. Additionally, we are working with manufacturers to test and pilot zero-emission vehicle technology for long-haul trucks, and strive to implement the optimal technology and drive operational efficiency across our long-haul fleet.

The efficient operation of our more than 5,000 air and ground hubs, local stations, freight service centers and retail locations is critical to achieving our business and sustainability goals. Where appropriate, we adopt the Leadership in Energy and Environmental Design (“LEED”) standard in the U.S. and the Building Research Establishment Environmental Assessment Method (“BREEAM”) in Europe to guide efficient facility design and construction of state-of-the-art facilities. FedEx Express has committed to seek LEED or BREEAM certification on all new U.S. and European FedEx Express buildings where appropriate. FedEx has 32 LEED-certified facilities across all of our operating companies. At the end of 2020, approximately 450 FedEx facilities were certified to the ISO 14001 environmental management system standard.

As part of our goal to become carbon neutral by calendar 2040, we are advancing on-site renewable energy generation and procuring renewable energy to help us to continue reducing our GHG footprint. Across our operating companies, 26 FedEx locations generate on-site renewable energy, and we are evaluating opportunities to purchase off-site renewable energy.

We also work to optimize packaging, including through reusable options, reduce packaging waste and maximize recycling to make the best use of our resources, reduce emissions and ship packages more efficiently. FedEx Office carefully manages the responsible sourcing, use and recycling of paper used for commercial copy and print services. During 2020, 99.8% of all paper purchased by FedEx Office was third-party certified. Our operating companies are optimizing their recycling programs through close collaboration with their waste management vendors. We are also working with our customers to reduce packaging materials to decrease their waste management costs.

For additional information on the ways we are minimizing our impact on the environment, see fedex.com/en-us/sustainability.html.

Governance

The FedEx Board of Directors is comprised of a majority of independent directors and is committed to the highest quality corporate governance and accountability to stockholders. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines (the “Guidelines”) and our Code of Conduct, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code of Conduct, which apply to all of our directors, officers and employees, including our principal executive officer and senior financial officers, are available under the ESG heading on the Investor Relations page of our website at investors.fedex.com. We will post under the ESG heading on the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code of Conduct to the extent such disclosure is required.

Business Segments

The following describes in more detail the operations of each of our principal operating segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution nearly 50 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network. In 2016, we acquired TNT Express, a leading international express transportation, small-package ground delivery and freight transportation company.

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, historically with a money-back guarantee. In response to the COVID-19 pandemic, in March 2020 we temporarily suspended our money-back guarantee for all FedEx Express services. In April 2021 we reinstated the money-back guarantee for select FedEx Express U.S. domestic and U.S. import/export services. However, as of July 15, 2021, the money-back guarantee remains suspended for other FedEx Express services as we continue to experience unprecedented volume and customer demand as well as limited aircraft capacity. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. As of May 31, 2021, FedEx Express employed approximately 289,000 employees and had approximately 77,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as approximately 18,000 Walgreens, Dollar General and Albertsons stores), 684 aircraft and approximately 87,000 vehicles in its global network.

FedEx Express also provides time-critical shipment services through FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and cross-border enablement and technology solutions and e-commerce transportation solutions through FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) and its subsidiary FedEx Cross Border (UK) Limited (formerly P2P Mailing Limited).

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

In 2021 we introduced new service offerings to enhance our international portfolio. Our enhanced FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 20 countries and territories. Additionally, FedEx International Connect Plus, a contractual e-commerce service currently available from ten origin countries to 25 destination countries, provides day-definite delivery typically within two to five business days.

We are currently in the process of migrating customers from services offered by TNT Express to the FedEx Express portfolio of services.

For information regarding FedEx Express e-commerce tools and solutions, such as FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology.”

International Expansion

Over the years, acquisitions have given us more robust global transportation networks and added capabilities in important international markets. In 2016 we acquired TNT Express, which is the largest acquisition in FedEx history. This acquisition rapidly accelerates our European and global growth, substantially enhances our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East and Asia, and expands our capabilities and solutions for our customers. During 2020 we substantially completed projects across our European hub and station locations that allow interoperability between the ground networks for both FedEx Express and TNT Express packages. In 2021 we completed the integration of the FedEx Express and TNT Express linehaul and pickup-and-delivery operations and began offering an enhanced portfolio of international services. We expect to complete the final phase of international air network interoperability in early calendar 2022.

As we approach the completion of the physical network integration of TNT Express in 2022, we continue to execute initiatives in addition to the integration to transform and optimize the FedEx Express international business, particularly in Europe. For more information about the integration of TNT Express, our international strategy and related costs, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report. During 2021 we also enhanced our Europe-to-the-U.S. overnight and European e-commerce service portfolio with FedEx International Priority Express and FedEx International Connect Plus, which are discussed above under “Services.”

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

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the USPS under which FedEx Express provides airport-to-airport transportation of USPS First Class Mail, Priority Mail Express and Priority Mail within the U.S. In 2017, the parties entered into an amendment to the agreement whereby the initial renewal period provided in the agreement was exercised in part and the agreement’s period of performance was extended through September 29, 2024. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see “Item 1A. Risk Factors” of this Annual Report.

Pricing

FedEx Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. Effective January 4, 2021, FedEx Express implemented a 4.9% average list price increase for U.S. domestic, U.S. export and U.S. import services.

In order to manage demand and capacity constraints in connection with the COVID-19 pandemic, between April 6, 2020 and November 1, 2020 FedEx Express implemented temporary surcharges on all international package and airfreight shipments. These surcharges continued as peak surcharges beginning November 2, 2020 and remain in effect. Additionally, beginning June 8, 2020 FedEx Express has implemented a series of peak surcharges generally applying to shipments that are oversized or require additional handling, and to residential packages for customers meeting a certain volume threshold. Specific applicable surcharges have been adjusted periodically since their implementation, and higher surcharges applied during the 2021 holiday peak season. Effective January 18, 2021, FedEx Express made general changes to the surcharge criteria for certain packages that require additional handling and for packages that are picked up from or delivered to remote and less accessible locations.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. On June 21, 2021, we updated the tables used to determine our fuel surcharges at FedEx Express. Beginning February 1, 2021, the fuel surcharge for U.S. domestic freight services is assessed per pound of shipment. The weighted-average U.S. domestic and outbound fuel surcharges for the past three years were: 2021 — 4.9%; 2020 — 6.3%; and 2019 — 7.5%. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

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

Facilities in Anchorage, Paris, Cologne, Guangzhou and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American and Caribbean markets. TNT Express operates a central air hub near Liege, Belgium.

In addition to its worldwide air network, FedEx Express operates road networks in North America, Europe, the Middle East, Asia, Australia and South America. FedEx Express’s unique European road network, harnessing the integration of TNT Express, connects more than 40 countries through 34 road hubs and over 570 direct served stations.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. For more information about our sorting and handling facilities, see “Item 2. Properties” of this Annual Report under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 18,000 Walgreens, Dollar General and Albertsons stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers and corporate or industrial parks.

Fuel Supplies and Costs

During 2021, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years (amounts include TNT Express):

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenue
2021	$2,065	2.5%
2020	2,265	3.3
2019	2,847	4.1
2018	2,460	3.8
2017	1,999	3.3

Most of FedEx Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

Competition

As described in “Item 1A. Risk Factors” of this Annual Report, the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. The ability to compete effectively depends upon price, frequency, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, reliability, innovative service offerings and the fit within the customer’s overall supply chain.

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders and the USPS. FedEx Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. FedEx Express also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may be considered competitors. For example, Amazon.com is investing significant capital to establish a network of hubs, aircraft and vehicles. Many of FedEx Express’s international competitors are government-owned, -controlled or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity and more favorable operating conditions than FedEx Express.

Employees

Donald F. Colleran is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. As of May 31, 2021, FedEx Express employed approximately 228,000 permanent full-time and approximately 61,000 permanent part-time employees.

The pilots of FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect in November 2015. The collective bargaining agreement is scheduled to become amendable in November 2021, and bargaining for a successor agreement began in May 2021. See “Item 1A. Risk Factors” of this Annual Report for more information. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized.

Attempts by other labor organizations to organize certain other groups of FedEx Express employees occur from time to time. Although these organizing attempts have not resulted in any certification of a U.S. domestic collective bargaining representative of FedEx Express employees (other than ALPA), we cannot predict the outcome of these labor activities or their effect, if any, on FedEx Express or its employees. For more information, see “Item 1A. Risk Factors” of this Annual Report. FedEx Express believes its employee relations are excellent.

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

FedEx Ground Segment

Overview

By leveraging the FedEx brand, maintaining a low cost structure and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back guaranteed ground package delivery services. As of July 15, 2021, the money-back guarantee for all FedEx Ground services remains temporarily suspended as we continue to experience unprecedented volume and customer demand. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental U.S. population and overnight service of up to 400 miles to nearly 100% of the continental U.S. population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers. In 2021 FedEx Ground expanded seven-day-per-week residential delivery coverage to virtually all of the U.S. population.

FedEx Ground continues to improve the speed, reach and service capabilities of its network by reducing transit time for many of its lanes and introducing and expanding overnight ground service in many metropolitan areas. FedEx Ground’s network expansion has substantially increased the company’s daily pickup capacity through the addition of new hubs featuring the latest automated sorting technology and the expansion or relocation of existing hubs and other facilities. Additionally, FedEx Ground is repurposing former FedEx SmartPost facilities for standard or large package sortation, and adding capacity through new regional sort facilities designed to handle shorter zone volumes into certain markets. FedEx Ground is also making significant operational enhancements to ensure safe and reliable handling of large and heavy items. These changes include designing new facilities, adding equipment to certain facilities and making other operational adjustments.

The company offers our FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment and signature delivery. Sunday delivery is also provided for virtually all of the U.S. population. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. The FedEx Ground Economy (formerly FedEx SmartPost) service specializes in the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address or PO Box in the U.S. During 2021 we completed the integration of FedEx Ground Economy packages into the standard FedEx Ground operations, generating last-mile efficiency through increased delivery density.

Pricing

FedEx Ground periodically publishes updates to the list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge and whether the customer charged the shipment to a FedEx account. Effective January 4, 2021, FedEx Ground and FedEx Home Delivery implemented a 4.9% average list price increase. FedEx Ground Economy average list prices also increased.

In order to manage demand and capacity constraints in connection with the COVID-19 pandemic, beginning June 8, 2020 FedEx Ground implemented a series of surcharges generally applying to shipments that are oversized, unauthorized or require additional handling; to residential packages for customers meeting a certain volume threshold; and to FedEx Ground Economy shipments. Specific applicable surcharges have been adjusted periodically since their implementation, and higher rates applied during the 2021 holiday peak season. Effective January 18, 2021, FedEx Ground made general changes to surcharge criteria for certain packages that require additional handling.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. On June 21, 2021, we updated the tables used to determine our fuel surcharges at FedEx Ground. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

Operations

FedEx Ground operates a multiple hub-and-spoke sorting and distribution system that consisted of 625 facilities, including 40 hubs, in the U.S. and Canada as of May 31, 2021. FedEx Ground conducts its operations primarily with approximately 96,000 vehicles owned or leased by separate service providers. To provide FedEx Home Delivery service and FedEx Ground Economy service, FedEx Ground leverages its pickup operation and hub and linehaul network.

Advanced automated unloading and sorting technology is used to streamline the handling of millions of packages daily. FedEx Ground yard management systems, which interact with GPS tags on each trailer and create geofences around FedEx Ground facilities, automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination stations for local delivery. Autonomous, driverless technologies enable FedEx Ground to handle large, non-conveyable packages. FedEx Ground is also implementing dynamic scheduling tools to match sort staffing headcount with volumes, and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity.

During 2021 FedEx Ground finalized the rollout of dynamic route optimization technology, which provides service providers near real-time data that can be used to plan efficient delivery routes and make decisions about vehicle mix and workforce to accommodate the volume associated with e-commerce growth. Additionally, software systems and internet-based applications are deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology.”

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at approximately 18,000 Walgreens, Dollar General and Albertsons stores.

As of May 31, 2021, FedEx Ground employed approximately 56,000 permanent full-time and approximately 125,000 permanent part-time employees. During 2021 we have continued to increase hiring at FedEx Ground to keep pace with demand for residential services caused by the COVID-19 pandemic. In addition, FedEx Ground relies on independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of these service providers is well suited to the needs of the ground delivery business and its customers.

FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. For a description of these proceedings, see “Item 1A. Risk Factors” of this Annual Report and Note 19 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

John A. Smith is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS and regional delivery carriers. FedEx Ground also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may be considered competitors. For example, Amazon.com is investing significant capital to establish a network of hubs and vehicles.

FedEx Freight Segment

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP Code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority has the fastest published transit times of any nationwide LTL service. Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between Canada and the U.S. In addition, FedEx Freight serves Mexico, Puerto Rico and the U.S. Virgin Islands via alliances. As of July 15, 2021, the money-back guarantee for all FedEx Freight services remains temporarily suspended as we continue to experience unprecedented volume and customer demand.

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

FedEx Freight Direct addresses the large, bulky and hard-to-handle surging e-commerce market and supports ongoing collaboration between FedEx Freight and FedEx Ground. It has three service levels to meet speed and budget needs, with the basic service level available to 100 percent of the contiguous U.S. population and standard and premium service level offerings available to 90% of the U.S. population.

FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100 Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge and whether the customer charged the shipment to a FedEx account. On January 4, 2021, FedEx Freight implemented a 4.9% average list price increase for customers who use FXF PZONE and FXF FZONE rates, and a 5.9% average list price increase for customers who use FXF 1000 and FXF 501 rates for shipments within the U.S. and between the contiguous U.S. and Canada. Effective January 18, 2021, FedEx Freight added a surcharge for shipments under a certain classification of base rates and within select U.S. zip codes.

FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for a description and discussion of the net impact of fuel on our operating results.

As of May 31, 2021, the FedEx Freight segment was operating approximately 29,000 vehicles from a network of nearly 400 service centers and had approximately 44,000 employees. Lance D. Moll is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company), SAIA, Inc. and TFI International Inc.

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

Rajesh Subramaniam and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2021, the FedEx Services segment had approximately 15,000 employees.

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. During 2021 we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market and resiliency.

Shipping Management and Precision Tracking

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

FedEx Surround allows any business to enhance visibility into its supply chain by leveraging data to provide near-real-time analytics into shipment tracking, which will drive more precise logistics and inventory management. SenseAware, a FedEx innovation currently available in nearly 90 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure and shock events. Additionally, in 2021 we launched FedEx SenseAware ID, a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID will create opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the FedEx Express network. An initial round of customers in the healthcare, aerospace and retail industries received access to FedEx SenseAware ID data in November 2020, and FedEx is currently expanding access to additional customers. We plan to eventually make FedEx SenseAware ID available for a broad range of premium FedEx Express services.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages, get quick rates and estimated delivery times, quickly find the nearest FedEx location and easily access FedEx Delivery Manager to customize home deliveries. It is available on Android™ and Apple devices. The FedEx mobile website has expanded to more than 220 countries and territories and 40 languages. FedEx Mobile allows customers to track packages, create shipping labels, view account-specific rate quotes and access drop-off location information. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

Our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes. Additionally, our state-of-the-art Packaging Lab designs innovative custom packaging solutions to keep shipments protected through transit.

E-Commerce Solutions

FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations and times of delivery. Additionally, FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns and an easy way to track shipments, manage inventory, analyze returns trends and make more informed decisions based on shoppers’ returns behaviors.

FedEx OnSite, our retail convenience network, utilizes third-party retailers to receive and hold packages for FedEx customers. As of July 15, 2021, the FedEx OnSite network has grown to include approximately 18,000 Walgreens, Dollar General and Albertsons stores in addition to our more than 2,200 FedEx Office locations. In addition to allowing for an easy returns and drop-off experience for shoppers, the FedEx OnSite network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology to the Walgreens retail network, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.

We have expanded e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by FedEx Express, with next-day local delivery and two-day shipping to any address in the continental U.S. FedEx Extra Hours, which is currently available to select customers, allows retailers to extend evening order cutoff times by five to eight hours, with some as late as midnight, depending on their current order fulfillment process.

FedEx Dataworks

The size and scale of our global network, and the more than 19 million packages that traverse it every day, gives us a bird’s-eye view of global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, increase visibility and improve the customer experience. To fully harness the power of this data, in 2021 we launched FedEx Dataworks, a new organization focused on putting our data into context and using it to transform the digital and physical experiences of our customers and team members. FedEx Dataworks will create solutions that build “the network for what’s next” by collaborating across the FedEx enterprise to integrate the technology and services integral to the success of our customers. Further, FedEx Dataworks will help to facilitate an open and collaborative e-commerce ecosystem that helps merchants provide seamless end-to-end experiences for their customers.

ShopRunner, which we acquired in December 2020, is an e-commerce platform that directly connects brands and merchants with online shoppers. ShopRunner members enjoy benefits that include free two-day shipping, free returns, member-exclusive discounts and seamless checkout. ShopRunner’s data-driven marketing and omnichannel enablement capabilities also help brands and merchants acquire high-value customers and accelerate their digital innovation by using ShopRunner’s e-commerce platform. We believe the complementary nature of ShopRunner’s pre-purchase offerings combined with FedEx’s post-purchase logistics intelligence will enable brands and merchants to attract and engage consumers at scale by providing innovative online shopping experiences.

In April 2021, we announced a new, multi-year collaboration with Adobe, starting with the integration of ShopRunner with Adobe Commerce’s Magento platform, which we expect will be available to Adobe merchants in late calendar 2021. By integrating their online storefronts with ShopRunner, Adobe merchants will be able to offer seamless checkout, two-day shipping, easy returns and exclusive offers to shippers. The collaboration will also give merchants access to FedEx post-purchase logistics intelligence, allowing for better management of supply chains.

Autonomous Delivery Technology

FedEx is exploring the use of autonomous delivery technologies within its operations. Roxo, the FedEx SameDay Bot, an autonomous delivery device designed to help retailers make on-demand same-day and last-mile deliveries to their customers, continues development and testing in select markets. In 2020, we announced our collaboration with two business partners to launch a pilot drone delivery service to explore methods of enhancing last-mile residential delivery service and in June 2021 announced a multi-year, multi-phase agreement to test Nuro’s next-generation autonomous delivery vehicle within FedEx operations. The collaboration with Nuro will explore various use cases for on-road autonomous vehicle logistics such as multi-stop and appointment-based deliveries. We are also working with major national retailers, fast food restaurants and drug stores to help assess different customers’ autonomous delivery needs.

Marketing

The FedEx brand name symbolizes outstanding service, reliability and speed. Emphasis is continually placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:

•	The UEFA Champions League, which is broadcast in over 200 countries and territories worldwide.
•	The season-long FedExCup competition on the PGA TOUR.
•

The World Golf Championships FedEx St. Jude Invitational, a PGA TOUR event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of four annual World Golf Championships events.

•	FedExField in the Washington, DC area.
•	The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Cup Series.
•	ATP Tour men’s professional tennis circuit.
•	FedExForum in Memphis, TN.
•	The NBA’s Memphis Grizzlies as the team’s official jersey sponsor.

Additionally, FedEx is the “Official Delivery Service Sponsor” and “Official Office Services Provider” of the NFL, through which we conduct events and other activities to promote the FedEx Brand, such as the “FedEx Air & Ground®” NFL Players of the Week and Players of the Year Awards.

Information Security

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’ and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations and industry standards — including, for example, the Payment Card Industry Data Security Standard, a set of comprehensive requirements for enhancing payment account data security developed by the Payment Card Industry Security Standards Council, as well as compliance with the Health Insurance Portability and Accountability Act of 1996, which enforces the security and confidentiality of employee health information. For a description of risks related to information security, see “Item 1A. Risk Factors” of this Annual Report.

Global ISO 9001 Certification

FedEx Services provides our customers with a high level of service quality, as evidenced by our ISO 9001 certifications for our global express, ground and freight operations. ISO 9001 registration is required by thousands of customers around the world. FedEx’s global certifications, encompassing the processes of FedEx Express, FedEx Ground, FedEx Freight and FedEx Services, enhance our single-point-of-access strategy and solidify our reputation as the quality leader in the transportation industry. ISO 9001 is the international standard for Quality Management Systems. ISO standards were developed by the International Organization for Standardization in Geneva, Switzerland to promote and facilitate international trade. Approximately 170 countries, including European Union (“EU”) members, the U.S. and Japan, recognize ISO standards.

FedEx Office Operating Segment

As of May 31, 2021, FedEx Office operated approximately 2,200 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service. In response to the COVID-19 pandemic, beginning in the fourth quarter of 2020, we temporarily closed a small number of FedEx Office stores, and operated other FedEx Office stores at reduced hours. Normal operations were substantially resumed throughout the course of 2021. As of July 15, 2021, the money-back guarantee for all FedEx Office services remains temporarily suspended.

The FedEx Office brick-and-mortar network features retail stores, centralized production centers, corporate on-site print centers, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses and healthcare campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs. FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. This is especially valuable to our enterprise customers looking to outsource their print supply chain. Services include digital printing, professional finishing, document creation, design services, direct mail, signs and graphics, custom-printed boxes, copying, computer rental, free Wi-Fi, corporate print solutions and expedited U.S. passport processing and renewal through a collaboration with a registered U.S. passport agency.

With the FedEx Office Print Online solution, customers can use their laptops or mobile devices to design their print needs or access their personal cloud accounts, and print directly to any FedEx Office location in the U.S., or have their order delivered right to their door. Customers also have the flexibility of using FedEx Office’s Print & Go solutions to print at self-serve locations from USBs, the cloud or through email. Print & Go solutions allow customers to access files using popular cloud providers Google Drive™, Box, Microsoft OneDrive® and from FedEx Office’s own My Online Documents, making printing easy.

FedEx Office has prioritized our e-commerce offerings as a growth opportunity for the enterprise/large, medium and small business and individual customers we serve. FedEx Office has also made significant investments in new machines and technology, enhancing capabilities in narrow format color, grand format, large format, color management, enhanced finishing and other technologies. FedEx Office has partnered with a content and creative design platform to form a digital design-to-print marketplace offering millions of images and illustrations, an extensive library of templates and a simple drag-and-drop interface to create custom business materials from fedex.com on any device, with next-day printing on many requests available at FedEx Office stores. Additionally, in 2021 FedEx Office partnered with a leading marketing solutions company to introduce an online branded promotional products marketplace that allows businesses to customize and purchase high-quality promotional products.

FedEx Office provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Additionally, FedEx SameDay City is available in over 1,800 cities in 34 markets across the U.S., offering door-to-door residential and business delivery of time-sensitive parcels within hours by FedEx Office uniformed team members in branded FedEx Office delivery vehicles. Increasingly, industries such as healthcare, life sciences, manufacturing, finance, perishables, travel and automotive are relying on same-day services for critical delivery needs.

FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using FedEx Ground day-definite shipping or time-definite global FedEx Express shipping services, FedEx Office offers a complete “pack-and-ship” solution. FedEx Office also offers FedEx Pack Plus, which includes custom box building capabilities and techniques, a robust assortment of specialty boxes and additional packing supplies, equipment and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pickup-and-delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location.

As of May 31, 2021, we operate over 340 FedEx Office locations inside Walmart stores.

Brian D. Philips is the President and Chief Executive Officer of FedEx Office, which is based in Plano, Texas. As of May 31, 2021, FedEx Office had approximately 13,000 employees.

FedEx Office is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Logistics Operating Segment

The FedEx Logistics operating segment leverages the power of the extensive international FedEx transportation network to provide specialty solutions that complete a simple, seamless and powerful global trade experience for FedEx customers around the world, including customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage and integrated supply chain management solutions through FedEx Supply Chain. Additionally, FedEx Logistics provides international trade advisory services, including assistance with the Customs-Trade Partnership Against Terrorism program.

Dr. Udo Lange is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee. As of May 31, 2021, the FedEx Logistics organization had approximately 21,000 employees. FedEx Supply Chain has a small number of employees who are members of unions.

FedEx Logistics is an operating segment that is included in “Corporate, other and eliminations” in our segment reporting.

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage provides international trade services, specializing in customs brokerage, global ocean and air freight forwarding and managed transportation. Additionally, FedEx Trade Networks Transport & Brokerage provides customs clearance services for FedEx Express at its major U.S. hub facilities and border customs clearance for FedEx Ground and FedEx Freight. FedEx Trade Networks Transport & Brokerage also offers global door-to-door air charter solutions collaborating with FedEx Express and U.S. import door-to-door less-than-container load ocean solutions collaborating with FedEx Freight.

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. As of May 31, 2021, value-added services of FedEx Trade Networks Transport & Brokerage included approximately 110 freight forwarding offices in 30 countries and Global Trade Data, an information tool that allows customers to track and manage imports. In total, as of May 31, 2021, FedEx Trade Networks Transport & Brokerage had approximately 130 offices in 110 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East and Australia/New Zealand. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

In July 2021, FedEx Trade Networks Transport & Brokerage launched FedEx Trade Solutions, which offers customized trade solutions that enable improved compliance practices.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods and healthcare industries. With more than 14,000 employees at approximately 110 facilities as of May 31, 2021, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment and product liquidation.

FedEx Fulfillment is an e-commerce solution that helps small and medium-sized businesses fulfill orders from multiple channels, including websites and online marketplaces, and manage inventory for their retail stores. The FedEx Fulfillment platform is designed to be an easy-to-use and all-in-one logistics solution through which customers have complete visibility into their products, giving them an easy way to track items, manage inventory, analyze trends and make more informed decisions by better understanding shoppers’ spending behaviors.

Seasonality

For information on the seasonality of our business, see the “Results of Operations and Outlook — Consolidated Results — Seasonality of Business” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Trademarks

The “FedEx” trademark, service mark and trade name are essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Services, FedEx Logistics, FedEx Trade Networks Transport & Brokerage, FedEx Cross Border, FedEx Supply Chain, FedEx Custom Critical, FedEx Dataworks, ShopRunner and TNT Express, among others, are trademarks, service marks and trade names of Federal Express Corporation or the respective companies for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

See “Item 1A. Risk Factors” of this Annual Report for discussion of regulations related to pilots, including the proposed pilot flight and duty time regulations, that could affect our business.

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

Our operations outside of the U.S., such as FedEx Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market.

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

In 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting CORSIA, which is a global, market-based measure for purchasing credits to offset carbon dioxide emissions and intended to aid in meeting the ICAO’s goal of carbon neutral growth starting in calendar 2020 by complementing industry efforts in infrastructure upgrades, technology, operations and sustainable aviation fuel. In June 2018, the ICAO adopted standards pertaining to country-by-country implementation including the collection and reporting of information on international aviation emissions beginning in calendar 2019. In furtherance of these efforts, in March 2019 the FAA issued notice of a CORSIA program permitting U.S. carriers to submit emissions data on a voluntary basis. Data reported will be used to set the initial emissions baseline, and beginning in calendar 2021 carriers subject to the requirements of CORSIA will be responsible for purchasing and retiring carbon credits to offset emissions in excess of the initial baseline. In response to the creation of the CORSIA program, in December 2017, the EU adopted a proposal that indefinitely excludes from the ETS flights operating fully or partly outside the EU and gradually reduces the number of aviation allowances from calendar 2021. The EU has indicated that it will assess CORSIA implementation and determine the future status of the ETS as applied to international aviation to and from the EEA. We expect compliance with CORSIA to increase FedEx operating expenses beginning in calendar 2021. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future and the price of ICAO-eligible emission units or offsets required to be purchased by FedEx.

Additionally, in calendar 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In March 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of current in-production aircraft types from calendar 2023. Additionally, a cutoff date of calendar 2028 for production of aircraft that do not comply with proposed standards was adopted. These standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In December 2020, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In 2021 the U.S. reentered the Paris climate accord, an agreement among 197 countries to reduce GHG emissions. The effect of the reentry on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain. Additionally, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

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

In June 2019 FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce (the “DOC”) from enforcing prohibitions contained in the EARs against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. In September 2020 the court granted the DOC’s motion to dismiss the lawsuit. In November 2020 we appealed this decision.

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

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. In addition, federal and state governmental agencies, such as the National Mediation Board and the NLRB, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. For a description of these and other potential labor law changes, see “Item 1A. Risk Factors” of this Annual Report.

Data Protection. Recently, there has been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad. For example, the EU’s General Data Protection Regulation (“GDPR”), which became effective in 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, including data localization laws that require data to stay within their borders. For more information regarding data protection regulation, see “Item 1A. Risk Factors” of this Annual Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, results of operations, financial condition and the price of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition and the price of our common stock.

Macroeconomic and Market Risks

We are directly affected by the state of the global economy and anti-trade measures. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs, fuel and energy prices, buying patterns, debt levels, credit availability and disposable income. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances. Certain retailers are making investments to house goods in closer proximity to customers in connection with the recent growth in e-commerce demand, and we expect this trend to continue. In addition, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels. Moreover, as we continue to grow our international business, we are increasingly affected by the health of the global economy, the rate of growth of global trade, world trade policies, international taxes, government-to-government relations and the typically more volatile economies of emerging markets. For instance, anti-trade and protectionist measures adopted by the U.S. or other countries in which we do business, such as trade controls, tariffs, quotas, embargoes, sanctions, or retaliation by another country against such measures, could result in economic uncertainty and instability, resulting in fewer goods being transported globally.

The uncertainty regarding the status of the United Kingdom’s exit from the EU (“Brexit”) has negatively impacted the United Kingdom’s and the EU’s economies. This negative impact will likely continue until the United Kingdom and EU complete a post-Brexit trade deal, which is still in the process of being implemented. Any additional impact of Brexit will depend on application of the terms of the trade deal. Further discussion between the parties on implementation of the trade deal could trigger significant market and economic disruption, and the demand for our services could be depressed. Following Brexit, the movement of goods between the United Kingdom and the remaining member states of the EU has become subject to additional inspections and documentation checks, which may create delays at ports of entry and departure and potentially impact our ability to effectively provide our services. Additionally, depending on the application of the terms of the trade deal we may face new regulations regarding trade, aviation, tax, security and employees, among others, in the United Kingdom. Compliance with such regulations could be costly, negatively impacting our business, results of operations and financial condition. The post-Brexit trade deal could also adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the euro and the British pound.

We expect continued uncertainty in the global economy during 2022. Additionally, we incurred higher costs due to labor market challenges in 2021, and we expect such conditions to continue to be present in 2022. For more information, see “Our failure to retain or attract employee talent or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely impact our business and results of operations.” below and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has made and maintained significant changes in U.S. trade policy and has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. Several governments, including the EU, China and India, have imposed tariffs on certain goods imported from the U.S. These actions contributed to weakness in the global economy that adversely affected our results of operations in recent years. Any further changes in U.S. or international trade policy could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with countries that impose anti-trade measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on business and consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

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

Our transportation businesses are impacted by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense may be impacted by fuel costs. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. As of May 31, 2021, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations. Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks. Weather-related events, natural disasters, political disruptions or wars involving oil-producing countries, economic sanctions imposed against oil-producing countries or specific industry participants, changes in governmental policy concerning fuel production, transportation, taxes or marketing, changes in refining capacity, environmental concerns, cyberattacks and other unpredictable events may impact fuel supply and could result in shortages and price increases in the future.

Operating Risks

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication, security and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, including by computer hackers, foreign governments, cyber terrorists, cyber criminals and malicious employees or other insiders of FedEx or third-party service providers. Data breaches of companies and governments have increased in recent years as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud and human error pose a direct threat to our products, services, systems and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees and suppliers, including personal information.

The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition. See “Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer.” below for additional information on risks related to our recent acquisition of ShopRunner and launch of FedEx Dataworks.

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

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss and cyber-fraud, which could adversely impact our competitiveness and results of operations. For instance, in 2017 TNT Express worldwide operations were significantly affected due to the infiltration of an information-technology virus known as NotPetya. In 2017 FedEx was one of many companies attacked by the rapidly spreading ransomware described as WannaCry that exploited vulnerability in a third-party software program and infected computers using that program, encrypting files and holding them for ransom. During 2018, we discovered an unsecured server hosted by one of our third-party cloud service providers, which exposed some archived account information related to a service discontinued after our 2015 acquisition of Bongo International, LLC. The server has been secured, and we have found no indication that any information has been misappropriated in connection with the incident. Additionally, we have experienced continual attempts by cyber criminals, some of which were successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network. None of the WannaCry ransomware attack, unsecured server or fraudulent cyber activities caused a material disruption to our systems or resulted in any material costs to FedEx.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise. See “Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.” below for additional information on risks related to legal and regulatory developments with respect to data protection.

The continuing impact of the COVID-19 pandemic on our business, results of operations and financial condition is highly unpredictable. The COVID-19 pandemic has had varying impacts on the demand for our services, our business operations and the global economy and supply chains. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread in certain regions of the world and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns and other restrictions. This uncertainty is expected to continue to impact our business in 2022.

We have experienced unprecedented demand for our residential delivery services, rivaling our peak holiday season traffic. We have incurred increased costs associated with this demand and lower composite yields than our typical service mix. In addition, demand for our commercial service offerings increased throughout 2021 as COVID-19 restrictions moderated globally while air freight capacity remained constrained. Our business is labor and capital intensive in nature, which has required us to incur higher costs to operate our networks during the pandemic. If we are unable to remain agile and continue to flex our networks to align with shipping volumes, customer needs, disrupted global supply chains and other network inefficiencies, market demands and operating conditions, or are unable to continuously respond to evolving governmental policies for the duration of a prolonged period of economic recovery, our business operations could be negatively impacted, which could have a further adverse effect on our results of operations.

We have also incurred increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers. Due to the size, scope and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of certain of our employees may be higher than similar expenses incurred by companies in other industries.

Additionally, a significant number of our employees as well as customers and others with whom we do business continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects on our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cyber risks or other disruption to our technology infrastructure.

The continuing impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations and financial condition as well as the global economy, will be dictated by future developments that remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, resulting effects on the economic conditions in the global markets in which we operate, the future rate of e-commerce growth and the timeline for recovery of passenger airline cargo capacity. Certain financial and operating metrics that we reported for 2021 may not be indicative of results for future periods once the impact of the COVID-19 pandemic subsides.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, additional changes in the state of the global economy and international trade policies and relations; our ability to implement our business strategy and effectively respond to changes in market dynamics and customer preferences; our strong reputation and the value of the FedEx brand; our ability to meet our labor and purchased transportation needs while controlling related costs; our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses; changes in the business and financial soundness of the USPS; our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; and the impact of litigation or claims from customers, team members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response to the pandemic.

For more information about the COVID-19 pandemic and its effect on our business, results of operations and financial condition, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Impact of the COVID-19 Pandemic” of this Annual Report.

We are self-insured for certain costs associated with our operations, and insurance and claims expenses could have a material adverse effect on us. We are self-insured up to certain limits that vary by type of risk for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on all incurred claims, including incurred-but-not-reported claims. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality and plan designs, which may be subject to a high degree of variability. However, the use of any estimation technique in this area is inherently sensitive. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance and claims costs could increase materially which could adversely affect our results of operations and financial condition. During 2021, higher self-insurance accruals at FedEx Ground negatively impacted our results of operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. Given this recent trend, it is possible that one or more claims could exceed our aggregate coverage limits. If any claim were to exceed our aggregate insurance coverage, we would bear the excess in addition to our other self-insured amounts.

Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing and the premiums for this excess coverage are increasing significantly. Accordingly, our excess insurance and claims expenses may increase, or we could increase our self-insured retention as policies are renewed or replaced. Our results of operations and financial condition could be adversely affected if our costs or losses significantly exceed our aggregate coverage limits, we are unable to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. These security requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. For example, the TSA requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the ICAO’s standard that previously allowed a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft was modified effective July 1, 2021. As a result, we are now required to undertake additional security measures for international outbound shipments. It is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The impact on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely impact demand for our services.

Strategic Risks

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as investments in aircraft fleet modernization, strategic investments to increase capacity and improve productivity and safety, and the FedEx Express Indianapolis and Memphis hub modernization and expansion programs. Additionally, we are executing initiatives to use data to transform the digital and physical experiences of our customers and team members, as well as to transform and optimize the FedEx Express international business, particularly in Europe. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information.

Such initiatives and enhancements may require us to make significant capital expenditures. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected value from our strategic investments and other decisions. For example, in 2021 we announced proposals to resize our European workforce as FedEx Express nears the completion of the network integration of TNT Express, including through consultations with works council representatives from across the region. The actual amount and timing of cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.

Changes in our business strategy may also expose us to new and heightened risks. For example, ShopRunner, which we acquired in December 2020, collects and stores certain personal data of its merchants and their buyers, its partners, consumers with whom it has a direct relationship and users of its applications. Additionally, it uses third-party service providers and subprocessors to help deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal data, including payment information and/or other confidential information. The foregoing factors increase the risk of data incidents and the amount of potential exposure in the event of a data breach. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use of personal data within and among FedEx Dataworks, ShopRunner and the other FedEx operating companies.

Further, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, the future rate of e-commerce growth, competition and the global economy, and actual market, economic and other conditions may be different from our assumptions. As technology, customer behavior and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences, our future financial results will suffer. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Strategy.”

Our businesses depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability and speed. FedEx is one of the most widely recognized, trusted and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our team members or others with whom we do business, such as customer service mishaps, accidents, catastrophes or incidents involving aircraft, vehicles or facilities operated by us; low service or safety levels; data breaches or technology infrastructure disruptions; noncompliance with laws; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; or our advertising campaigns, sponsorship arrangements or marketing programs, could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, Twitter and TikTok, adverse publicity can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Further, our actual or perceived position or lack of position on social, environmental, political, public policy or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups. Damage to our reputation and loss of brand equity could reduce demand for our services and thus have an adverse effect on our financial condition, liquidity and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Changes in the business or financial soundness of the USPS could have an adverse effect on our results of operations and financial condition. The USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express and Priority Mail and transportation and delivery for the USPS’s international delivery service. The COVID-19 pandemic has negatively impacted the USPS. Additionally, the USPS continues to experience budgetary uncertainty as well as increased political debate regarding potential privatization or restructuring of its operations. The USPS is currently implementing strategic changes to its operations to reduce its reliance on the air networks of FedEx Express and other transportation providers. These or additional difficulties or changes in the USPS’s business, including its ability to access capital, any structural changes to its operations, network, volume levels, service offerings, service commitments or pricing, could negatively impact our revenue, results of operations and financial condition. Further, a decision by the USPS to terminate early or not renew its contract with FedEx Express for domestic services, which expires in September 2024, would negatively impact our profitability.

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

We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our revenues and market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Continued transportation industry consolidation may further increase competition. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively impact our financial condition and results of operations. These impacts could be exacerbated if high-volume package shippers attempt to offer such capabilities to third parties. News regarding such developments or expansions could also negatively impact the price of our common stock.

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

Our inability to execute and effectively operate, integrate, leverage and grow acquired businesses and realize the anticipated benefits of acquisitions, joint ventures or strategic alliances could materially adversely affect us. Our strategy for long-term growth, productivity and profitability depends in part on our ability to make prudent strategic acquisitions, form joint ventures or strategic alliances and realize the expected benefits from these transactions. We have acquired businesses in Europe, Latin America, Africa, the U.S., Asia and Australia over the past several years, including TNT Express. Expected TNT Express integration costs have increased significantly since the acquisition was completed in 2016, and parts of the integration have taken longer than initially expected. In order to fully leverage the capabilities that TNT Express adds to our portfolio, we must complete the final phase of FedEx Express and TNT Express international air network interoperability.

Acquisitions and other strategic transactions involve special accounting, regulatory, compliance, information technology, human resources, cultural and other risks. Additionally, we may be required to make significant capital expenditures and/or incur certain operating expenses following the completion of certain transactions, which may be higher than initially expected. For example, existing and future customer data in the systems and business of FedEx and ShopRunner, which we acquired in December 2020, may not be immediately interoperable, or may not be interoperable without significant added expense.

While we expect our past and future acquisitions and strategic transactions to enhance our value proposition to customers and improve our business and long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to acquired businesses, including their goodwill or other intangible assets. In 2020 we incurred goodwill impairment charges of $358 million related to FedEx Office and FedEx Supply Chain, eliminating all of the goodwill attributable to these reporting units. For additional information, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Goodwill and Other Asset Impairment Charges” of this Annual Report.

Our autonomous delivery strategy is dependent upon our ability to successfully mitigate unique technological, operational and regulatory risks. As discussed further in “Item 1. Business” under “FedEx Services Segment—Customer Driven Technology—Autonomous Delivery Technology,” we are exploring the use of autonomous delivery technologies within our operations. Autonomous delivery is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments and other trends. This aspect of our business strategy is subject to a variety of risks inherent with the development of new technologies, including: the ability to continue to develop autonomous delivery software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to autonomous delivery technologies than we do.

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

Human Resource Management Risks

Our failure to retain or attract employee talent or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely impact our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, retaining and recruiting employee talent, including successors to members of senior management, or the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base, could have an adverse impact on our business, results of operations, reputation and the price of our common stock. Certain positions at FedEx have historically experienced high turnover rates, which can lead to increased recruiting, training and retention costs. Additionally, our company culture is important to providing high-quality customer service and having a productive workforce and could be adversely affected by our growing operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our business is labor intensive in nature, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of a sufficient number of qualified persons in the markets where we and contracted service providers operate, inflation, unemployment levels within these markets, prevailing wage rates, behavioral changes, health and other insurance costs, safety levels of our operations, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs and our reputation within the labor market. We incurred higher costs due to labor market challenges in 2021, and we expect such conditions to continue to be present in 2022. Additionally, we are incurring increased wage rates and costs for additional personnel in place to support our operations and meet regulatory requirements in response to the COVID-19 pandemic. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. Our inability to effectively meet our labor and purchased transportation needs can hinder our ability to execute our business strategy, negatively impact service levels and adversely affect our business and results of operations.

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

Our collective bargaining agreement with the ALPA, which represents the pilots of FedEx Express, is scheduled to become amendable in November 2021. Bargaining for a successor agreement began in May 2021. While collective bargaining agreements under the RLA, which covers the pilots at FedEx Express, do not expire, we may be unable to maintain certain favorable terms included in the current collective bargaining agreement following negotiations with the ALPA. Our inability to successfully reach new collective bargaining agreements with the ALPA and other unions representing FedEx employees could adversely affect our business and results of operations.

The U.S. Congress has, in the past, considered adopting changes in labor laws, however, that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA. For additional discussion of the RLA, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Such legislation could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the NLRA. In addition, federal and state governmental agencies, such as the National Mediation Board and the National Labor Relations Board, have and may continue to take actions that could make it easier for our employees to organize under the RLA or NLRA. Finally, changes to federal or state laws governing employee classification could impact the status of FedEx Ground’s service providers as independent employers of drivers. If FedEx Ground is deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially and we could incur significant capital outlays.

FedEx Ground relies on service providers to conduct its linehaul and pickup-and-delivery operations, and the status of these service providers as direct employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer of the drivers employed by service providers engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of service providers engaged by FedEx Ground as direct employers of their drivers. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters or regulatory developments could, among other things, entitle service providers’ drivers to certain wage payments from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground.

Proposed pilot flight and duty time regulations could impair our operations and impose substantial costs on us. In 2010, the FAA proposed regulations that would change the flight and duty time rules applicable to all-cargo air carriers. When the FAA issued final regulations in 2011 (the “2011 regulations”), all-cargo carriers, including FedEx Express, were exempt from these new requirements. Instead, all-cargo carriers were required to continue complying with previously enacted flight and duty time rules and allowed to pursue the development of fatigue risk management systems to develop fatigue mitigations unique to each operation. In 2012, the FAA reaffirmed the exclusion of all-cargo carriers from the 2011 regulations, and litigation in the U.S. Court of Appeals for the District of Columbia affirmed the FAA’s decision. However, this issue remains a policy priority for certain labor groups, and the U.S. Congress is currently considering legislation that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations would make it more difficult to avoid pilot fatigue and could impose substantial costs on us in order to maintain operational reliability.

Increasing costs, the volatility of costs and funding requirements and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely impact our results of operations, financial condition and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover and future increases in healthcare costs. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions and can produce volatility in our results of operations, financial condition and liquidity. For example, our fourth quarter mark-to-market (“MTM”) retirement plans accounting adjustment resulted in a pre-tax noncash $1.2 billion gain ($936 million, net of tax, or $3.48 per diluted share) in 2021 and a pre-tax noncash $794 million loss ($583 million, net of tax, or $2.22 per diluted share) in 2020. For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Retirement Plans MTM Adjustments” and Note 14 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Environmental, Climate and Weather Risks

We may be affected by global climate change or by legal, regulatory or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the U.S.’s recent re-entry into the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

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

We may be unable to achieve our goal of carbon neutrality for our global operations by calendar 2040. In March 2021, we announced a goal to achieve carbon neutrality for our global operations by calendar 2040. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification, development of sustainable customer solutions, identification and investment in alternative fuels, fuel conservation and aircraft modernization programs, and investments in our facilities and natural carbon sequestration.

Execution of these strategies and achievement of our calendar 2040 goal is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to execute our strategies and achieve our goals within the currently projected costs and the expected timeframes; the availability and cost of zero-emission electric vehicles, alternative fuels, fuel-efficient aircraft, global electrical charging infrastructure, off-site renewable energy and other materials and components; unforeseen production, design, operational and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates or requirements relating to GHG emissions, carbon costs or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; the actions of competitors and competitive pressures; and the pace of regional and global recovery from the COVID-19 pandemic.

There is no assurance that we will be able to successfully execute our strategies and achieve our calendar 2040 goal of carbon neutrality for our global operations. Failure to achieve our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ increased focus related to environmental, social and governance matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations and financial condition, as well as on the price of our common stock.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely impact our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, floods, severe winter weather, conflicts or unrest, terrorist attacks or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity or duration of certain adverse weather conditions. Prolonged interruptions or disruptions at a key location such as our FedEx Express Memphis World Hub or one of our information-technology centers could adversely impact our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services resulting in an adverse effect on our business and results of operations.

Other Legal, Regulatory and Miscellaneous Risks

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal, state and local and non-U.S. government regulations, laws, policies and actions. There can be no assurance that such regulations, laws, policies and actions will not be changed in ways that will decrease the demand for our services, subject us to escalating costs or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, the use of new technology, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes or sanctions in the U.S. or other countries, complex economic sanctions, export controls, additional security or workplace and transportation safety requirements, labor and employment standards (including with respect to our pilots) and benefits, government contracting, environmental standards and accounting may have an adverse effect on our results of operations, financial condition, capital requirements, effective tax rate and performance. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, the new U.S. presidential administration has indicated a desire to reform various aspects of existing laws, regulations and enforcement priorities and strategies that could, among other things, lead to comprehensive tax reform, broadly increase the U.S. minimum wage to $15 per hour, make it easier for unions to organize our U.S. employees and alter the employment relationship between service providers engaged by FedEx Ground and the drivers employed by those service providers.

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, global minimum taxes, digital taxes and transactions between affiliated companies. Such changes may require new and complex computations to be performed, significant judgments, estimates and calculations to be made and the preparation and analysis of information not previously relevant or regularly produced.

Standard-setting bodies could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation, and we may be required to make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. For example, in 2019, the U.S. Treasury Department issued final regulations covering the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act. Certain guidance included in these final regulations is inconsistent with our interpretation that led to the recognition of a $233 million cumulative benefit through 2019. During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of this tax regulation. Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection. There has recently been heightened regulatory and enforcement focus on data protection in the U.S. (at both the state and federal level) and abroad, and an actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions or other penalties, which could harm our reputation and adversely impact our business, results of operations and financial condition. This regulatory environment is increasingly challenging and may present material obligations and risks to our business, including significantly expanded compliance burdens, costs and enforcement risks. For example, the GDPR, which became effective in 2018, greatly increases the jurisdictional reach of EU law and adds a broad array of requirements related to personal data, including individual notice and opt-out preferences and the public disclosure of significant data breaches. Additionally, violations of the GDPR can result in fines of as much as 4% of a company’s annual revenue. Other governments have enacted or are enacting similar data protection laws, including data localization laws that require data to stay within their borders. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. See “Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer.” above for additional information on data protection risks related to our recent acquisition of ShopRunner and launch of FedEx Dataworks.

The regulatory environment for global aviation or other transportation rights may impact our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the Department of Transportation and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely impacted when government agencies cease to operate as expected, including due to partial shutdowns, sequestrations or similar events, which may result in, among other things, disruption in the ability of government agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

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

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen and Brazilian real, which can affect our sales levels and foreign currency sales prices;

•

any liability resulting from and the costs of defending against class-action, derivative and other litigation, such as wage-and-hour, joint employment, securities and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 19 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report;

•

the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

•

governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion, prolonged closure of key thoroughfares or sub-optimal routing of our vehicles and aircraft;

•	disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;
•

stockholder activism, which could divert the attention of management and our board of directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future and cause the price of our common stock to fluctuate significantly;

•

constraints, volatility or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants; and

•

the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our credit agreements following cessation of the publication of the London Interbank Offered Rate in the event the euro interbank offered rate also ceases to exist and we make borrowings under the agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2021, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	44	3	47	233,300
Boeing MD11	50	7	57	192,600
Boeing MD10-30	13	—	13	175,900
Boeing 767F	102	—	102	127,100
Airbus A300-600	56	12	68	106,600
Boeing 757-200	119	—	119	63,000
ATR-72	21	—	21	17,970
ATR-72 600F	2	—	2	19,290
ATR-42	20	—	20	12,070
Cessna 208B	235	—	235	2,830
Total	662	22	684

At May 31, 2021, FedEx Express operated approximately 87,000 vehicles in its global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of July 15, 2021, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F(1)	B777F(2)	Total
2022	9	9	9	3	30
2023	12	6	13	2	33
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	5	1	—	—	6
Thereafter	—	—	—	—	—
Total	50	28	46	11	135

(1)

On June 22, 2021, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025. These aircraft are reflected in the table above. As of July 15, 2021, our obligation to purchase two B767F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

(2)	As of July 15, 2021, our obligation to purchase four B777F aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the RLA.

As of May 31, 2021, we had $948 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 18 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities

At May 31, 2021, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	800	3,607,973	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana	482	2,509,000	120,000	Indianapolis Airport Authority	2053
Miami, Florida(2)	29	143,322	7,000	Aero Miami FX, LLC	2028
Regional
Fort Worth, Texas	168	948,000	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	595,000	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Greensboro, N. Carolina	165	593,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	23,000	City of Chicago	2028
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2025(3)
International
Anchorage, Alaska(4)	64	332,000	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(5)	111	1,238,000	52,000	Aeroports de Paris	2048
Cologne, Germany(5)	11	325,000	20,000	Cologne Bonn Airport	2040
Guangzhou, China(6)	155	873,006	56,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(6)	17	425,206	9,000	Kansai Airports	2024

(1)	Documents and packages.
(2)	Handles international express package and freight shipments to and from Latin America and the Caribbean.
(3)

Property is held under two separate leases — we are currently renewing the lease for the sorting and handling facility that expired in April 2021 on a month-to-month basis while a new lease is being negotiated, and the lease for the ramp expansion expires in calendar 2025.

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

FedEx Express has additional major international sorting-and-handling facilities located at Narita Airport in Tokyo and Stansted Airport outside London. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan and Dubai. TNT Express operates a central air hub near Liege, Belgium and a central European road hub in Duiven, The Netherlands. During 2020 we substantially completed projects across our European hub and station locations that allow interoperability between the ground networks for both FedEx Express and TNT Express packages. We expect to complete the final phase of international air network interoperability in early calendar 2022. See “Item 1. Business” under “FedEx Express Segment—International Expansion” for additional information on the integration of TNT Express.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. As of May 31, 2021, FedEx Express owned or leased 656 facilities for city station operations in the U.S. In addition, over 1,400 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2021, FedEx Express had approximately 34,000 Drop Boxes. FedEx Express customers can also ship from approximately 35,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 14,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate headquarters are located in the Pittsburgh, Pennsylvania area. As of May 31, 2021, FedEx Ground owned or leased 625 facilities, including 40 hubs. In addition, approximately 96,000 vehicles owned or leased by service providers support FedEx Ground’s business. Of the 538 facilities that supported FedEx Home Delivery as of May 31, 2021, 511 were co-located with existing FedEx Ground facilities. Leased facilities generally have terms of five years or less. The 40 hub facilities are strategically located to cover the geographic area served by FedEx Ground. The hub facilities average approximately 475,000 square feet and range in size from approximately 107,000 to 1,054,000 square feet.

FedEx Ground is adding new and expanded facilities and automation solutions to optimize FedEx Ground network capacity. See “Item 1. Business—Business Segments—FedEx Ground Segment” of this Annual Report for additional information.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2021, FedEx Freight operated approximately 29,000 vehicles and nearly 400 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

The FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of nearly 4,900 franchised and independent “pack and ship” retail locations. The FedEx OnSite network includes approximately 18,000 drop-off locations at Walgreens, Dollar General and Albertsons stores. Additionally, FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at Office Depot and OfficeMax retail locations (approximately 1,100 locations).

FedEx Office Operating Segment

FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2021, FedEx Office operated approximately 2,200 customer-facing stores and 31 centralized production centers. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities and corporate campuses, with the remainder generally located in strip malls, office buildings and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size. As of May 31, 2021, we operate over 340 FedEx Office locations inside Walmart stores.

FedEx Logistics Operating Segment

FedEx Logistics’ corporate headquarters are located in Memphis, Tennessee. As of May 31, 2021, FedEx Trade Networks Transport & Brokerage had approximately 130 offices in 110 service locations throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East and Australia/New Zealand. In addition, as of May 31, 2021, FedEx Supply Chain had approximately 110 facilities through which it operates its supply chain logistics services.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of certain pending legal proceedings, see Note 19 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers of FedEx is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Chairman of the Board and Chief Executive Officer	76

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

Mark R. Allen Executive Vice President, General Counsel and Secretary	65

Executive Vice President, General Counsel and Secretary of FedEx since October 2017; Executive Vice President, General Counsel—Select of FedEx from September 2017 to October 2017; Senior Vice President, Legal International of FedEx Express from July 2010 to September 2017; Vice President, Legal — Europe, Middle East, Africa and Indian Subcontinent Region of FedEx Express from October 2000 to July 2010; Vice President, Legal — Asia Pacific of FedEx Express from 1996 to October 2000; and various legal positions with FedEx Express from 1982 to 1996.

Jill C. Brannon Executive Vice President — Chief Sales Officer	58

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

Brie A. Carere Executive Vice President — Chief Marketing and Communications Officer	43

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

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	62

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

Donald F. Colleran President and Chief Executive Officer, FedEx Express	65

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

Name and Office	Age	Positions and Offices Held and Business Experience
Michael C. Lenz Executive Vice President and Chief Financial Officer	57

Executive Vice President and Chief Financial Officer of FedEx since September 2020; Executive Vice President and Chief Financial Officer—Elect of FedEx from June 2020 to September 2020; Corporate Vice President and Treasurer of FedEx from February 2012 to May 2020; Staff Vice President — Strategic Finance of FedEx from 2010 to February 2012; Vice President — Finance of FedEx Office from 2005 to 2010; and various positions in several finance and commercial areas including investor relations, financial planning and analysis, international planning and fleet planning at American Airlines, Inc. from 1994 to 2005.

Lance D. Moll President and Chief Executive Officer, FedEx Freight	51

President and Chief Executive Officer of FedEx Freight since March 2021; Senior Vice President — Operations of FedEx Freight from May 2018 to February 2021; Vice President — Regional Operations of FedEx Freight from February 2015 to May 2018; Managing Director — District Operations of FedEx Freight from June 2003 to January 2015; and various positions with FedEx Freight from 1992 to 2003.

John A. Smith President and Chief Executive Officer, FedEx Ground	59

President and Chief Executive Officer of FedEx Ground since June 2021; President and Chief Executive Officer—Elect of FedEx Ground from March 2021 to May 2021;  President and Chief Executive Officer of FedEx Freight from August 2018 to February 2021; President and Chief Executive Officer—Select of FedEx Freight from May 2018 to August 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008.

Rajesh Subramaniam President and Chief Operating Officer and Director	55

President and Chief Operating Officer of FedEx since March 2019 and director of FedEx since January 2020; President and Chief Executive Officer of FedEx Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; and various management and marketing analyst positions at FedEx Express from 1991 to 1999. Mr. Subramaniam serves as a director of First Horizon Corporation, a financial holding company.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting solely in his or her official capacity, pursuant to which any executive officer was selected. There are no family relationships between any executive officer and any other executive officer or director of FedEx, or any person nominated or chosen to become a director or executive officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 15, 2021, there were 11,600 holders of record of our common stock.

We expect to continue to pay regular quarterly cash dividends, though each quarterly dividend payment is subject to review and approval by our Board of Directors. We evaluate our dividend payment amount on an annual basis.

Effective March 16, 2021, our amended and restated $2.0 billion five-year credit agreement and $1.5 billion 364-day credit agreement (together, the “Credit Agreements”) no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share and repurchasing any shares of our common stock. See Note 7 of the accompanying consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding the Credit Agreements. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

We did not repurchase any shares of FedEx common stock during the fourth quarter of 2021, and as of May 31, 2021 5.1 million shares remained authorized for purchase under our stock repurchase program. On January 26, 2016, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. The program, which is the only such program that currently exists, does not have an expiration date. See Note 1 of the accompanying consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for further discussion.

During the first quarter of 2022, we resumed repurchases under the January 2016 stock repurchase program. As of July 15, 2021, 4.9 million shares remained authorized for purchase under the program.

ITEM 6. SELECTED FINANCIAL DATA

The information required by Item 301 and Item 302 of Regulation S-K has been omitted as we have elected to early adopt the changes to Item 301 and Item 302 of Regulation S-K contained in SEC Release No. 33-10890.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx” or the “Company”) is composed of three major sections: Results of Operations and Outlook, Financial Condition and Critical Accounting Estimates. These sections include the following information:

•

Results of operations includes an overview of our consolidated 2021 results compared to 2020 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2022. Discussion and analysis of 2019 results and year-over-year comparisons between 2020 results and 2019 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2020.

•	The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2022) for each of our transportation segments.
•

Our financial condition is reviewed through an analysis of key elements of our liquidity, capital resources and contractual cash obligations, including a discussion of our cash flows, our financial commitments and our liquidity outlook for 2022.

•

Critical accounting estimates discusses those financial statement elements that we believe are most important to understanding the material judgments and assumptions incorporated in our financial results.

The discussion in MD&A should be read in conjunction with the other sections of this Annual Report, particularly “Item 1. Business,” “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data.”

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2021 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment and the FedEx Freight segment.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2021(1)	2020(1)	Percent Change
Consolidated revenue	$83,959	$69,217	21
Operating income (loss):
FedEx Express segment	2,810	996	182
FedEx Ground segment	3,193	2,014	59
FedEx Freight segment	1,005	580	73
Corporate, other and eliminations	(1,151)	(1,173)	2
Consolidated operating income	5,857	2,417	142
Operating margin:
FedEx Express segment	6.7%	2.8%	390	bp
FedEx Ground segment	10.5%	8.9%	160	bp
FedEx Freight segment	12.8%	8.2%	460	bp
Consolidated operating margin	7.0%	3.5%	350	bp
Consolidated net income	$5,231	$1,286	307
Diluted earnings per share	$19.45	$4.90	297

The following table shows changes in revenue and operating results by reportable segment for 2021 compared to 2020 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
FedEx Express segment	$6,565	$1,814
FedEx Ground segment	7,763	1,179
FedEx Freight segment	731	425
FedEx Services segment	10	—
Corporate, other and eliminations	(327)	22
	$14,742	$3,440
(1)	The following is a summary of the effects of the (costs) benefits of certain key items affecting our financial results (in millions) for the years ended May 31:
	2021	2020
Items affecting Operating Income:
TNT Express integration expenses	$(210)	$(270)
Business realignment costs	(116)	—
Goodwill and other asset impairment charges	—	(435)
	$(326)	$(705)

Items affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	$895	$(583)
Loss on debt extinguishment, net of tax	(297)	—
	$598	$(583)

Overview

Volume growth, reflecting increased e-commerce demand accelerated by the coronavirus (“COVID-19”) pandemic, as well as yield improvement related to pricing initiatives, drove strong revenue and operating income growth in 2021. Increased operating expenses to support unprecedented levels of demand for our services in the COVID-19 pandemic environment, including higher labor costs, costs related to operating our air network to support higher demand in key international supply chains and higher costs associated with operating our seven-day-per-week network at FedEx Ground, were incurred in 2021. See the “Impact of the COVID-19 Pandemic” section below for further information regarding the pandemic’s impact on our business.

Our consolidated operating income improved during 2021 due to international export and U.S. domestic package volume growth at FedEx Express, residential volume growth at FedEx Ground and pricing initiatives across all of our transportation segments. Higher variable incentive compensation expense negatively impacted year-over-year operating income comparisons in 2021 by approximately $1.3 billion, as maximum attainment levels were achieved for team members in our primary annual incentive programs.

We incurred TNT Express integration expenses totaling $210 million ($162 million, net of tax, or $0.60 per diluted share) in 2021, a decrease of $60 million from 2020. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees, salaries and wages, advertising and travel expenses. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were recognized at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. Integration expenses do not include costs associated with our business realignment activities. See the “Business Realignment Costs” section of this MD&A for further information.

Our 2021 results include business realignment costs of $116 million ($90 million, net of tax, or $0.33 per diluted share) associated with our workforce reduction plan in Europe announced in January 2021. See the “Business Realignment Costs” section of this MD&A for more information.

In the fourth quarter of 2020, we recognized $369 million ($366 million, net of tax, or $1.40 per diluted share) of goodwill and other asset impairment charges associated with the FedEx Office and Print Services, Inc. (“FedEx Office”) and FedEx Logistics, Inc. (“FedEx Logistics”) operating segments. Our 2020 results also include $66 million ($50 million, net of tax, or $0.19 per diluted share) of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

Consolidated net income includes a pre-tax, noncash gain of $1.2 billion in 2021 ($895 million, net of tax, or $3.33 per diluted share) and a net loss of $794 million in 2020 ($583 million, net of tax, or $2.22 per diluted share) associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 14 of the accompanying consolidated financial statements.

Consolidated net income in 2021 also includes a loss on debt extinguishment of $393 million ($297 million, net of tax, or $1.11 per diluted share) associated with our capital allocation strategy, which includes reducing outstanding debt. See the “Other Income and Expense” section of this MD&A and Note 7 of the accompanying consolidated financial statements.

Net income for 2021 includes a tax benefit of $279 million ($1.04 per diluted share) related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which allows tax losses to be offset against income from prior years that was taxed at higher rates, and a tax benefit of $66 million ($0.25 per diluted share) from a tax rate increase in the Netherlands applied to our deferred tax asset balances. In 2020, we recognized a tax benefit of $133 million ($0.51 per diluted share) from the reduction of a valuation allowance on certain foreign tax loss carryforwards and a tax benefit of $71 million ($0.27 per diluted share) related to the CARES Act. See the “Income Taxes” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic had a profound impact on our industry throughout 2021, resulting in unprecedented demand for our residential delivery services, rivaling our peak holiday season traffic. In addition, demand for our commercial service offerings increased throughout the year as COVID-19 restrictions moderated globally.

During 2021, we were able to flex our networks and make adjustments as needed to accommodate increased volumes under current operating conditions; however, we incurred elevated operating expenses to support demand for our services in the COVID-19 pandemic environment. Our business is labor and capital intensive in nature, which required us to incur higher costs to operate our networks during the pandemic, including increased wage rates and costs for additional personnel in place to support our operations and meet regulatory requirements. The safety of our team members, our customers and the communities in which we operate is our top priority, and we took, and continue to take, measures to adhere to all regulations and guidelines from government authorities related to the containment of COVID-19 and to protect and promote health and safety. In connection with this, we incurred increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers during the COVID-19 pandemic, of approximately $255 million in 2021 and approximately $125 million in 2020. As a response to these increased costs, we implemented various pricing initiatives throughout 2021 to mitigate the negative impact of the change in our operating expense profile.

We also took certain actions during 2021 to improve our liquidity and strengthen our financial position, given the uncertainty caused by the COVID-19 pandemic. During 2021, we issued $970 million of pass-through certificates and $3.25 billion of senior unsecured debt under our shelf registration statement. We used the proceeds of the senior unsecured debt offerings during the fourth quarter of 2021 to redeem $5.8 billion of our existing debt, which eliminated near-term debt obligations taken on during the early stages of the COVID-19 pandemic. See Note 7 of the accompanying consolidated financial statements and “Financial Condition—Liquidity” below for additional information.

At the height of the pandemic, Congress passed the CARES Act, which provided financial relief to businesses to help them survive the economic impact while continuing to employ workers and keep the U.S. economy moving. During 2021, we recorded an income tax benefit of $279 million related to the CARES Act provision allowing tax losses to be offset against income from prior years and a pre-tax benefit of approximately $165 million from the excise tax holiday that expired on December 31, 2020. See Note 13 of the accompanying consolidated financial statements for more information.

We expect continued uncertainty in our business and the global economy due to the duration and spread of the COVID-19 pandemic, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks, the resulting effects on the economic conditions in the global markets in which we operate, the future rate of e-commerce growth and the timeline for recovery of passenger airline cargo capacity. See “Item 1A. Risk Factors” of this Annual Report for more information.

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

Revenue

Revenue increased 21% in 2021 primarily due to volume growth in residential delivery services at FedEx Ground and U.S. domestic package volume growth at FedEx Express, both reflecting increased e-commerce demand accelerated by the COVID-19 pandemic. International export package volume growth at FedEx Express, as well as pricing initiatives across all of our transportation segments, also contributed to the increase in revenue during 2021.

At FedEx Ground, revenue increased 34% in 2021 primarily due to residential delivery volume growth. Revenue at FedEx Express increased 18% in 2021 due to international export and U.S. domestic package volume growth. International export volume increased in 2021 driven by strong demand for international priority shipments due to air freight capacity constraints. FedEx Freight revenue increased 10% in 2021 primarily due to higher revenue per shipment and increased average daily shipments.

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

We incurred costs during 2021 of $116 million ($90 million, net of tax, or $0.33 per diluted share) associated with our business realignment activities. These costs are related to certain employee severance arrangements. Approximately $15 million was paid under this program in 2021. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

Goodwill and Other Asset Impairment Charges

In 2020, we recorded goodwill impairment charges of $358 million predominantly attributable to our FedEx Office reporting unit. As a result, the goodwill attributed to this reporting unit has been fully impaired. The COVID-19 pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020, which negatively impacted its near-term operating performance. We also recorded $11 million of other asset impairment charges at the FedEx Logistics operating segment in 2020.

In 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, we recognized noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) in the FedEx Express segment in 2020. For additional information regarding these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 5 of the accompanying consolidated financial statements.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent	Percent of Revenue
	2021(1)	2020(1)	Change	2021(1)	2020(1)
Operating expenses:
Salaries and employee benefits	$30,173	$25,031	21	35.9%	36.2%
Purchased transportation	21,674	17,466	24	25.8	25.2
Rentals and landing fees	4,155	3,712	12	5.0	5.4
Depreciation and amortization	3,793	3,615	5	4.5	5.2
Fuel	2,882	3,156	(9)	3.4	4.6
Maintenance and repairs	3,328	2,893	15	4.0	4.2
Business realignment costs(2)	116	—	NM	0.1	—
Goodwill and other asset impairment charges(3)	—	435	NM	—	0.6
Other	11,981	10,492	14	14.3	15.1
Total operating expenses	78,102	66,800	17	93.0	96.5
Total operating income	$5,857	$2,417	142	7.0%	3.5%

(1)	Includes TNT Express integration expenses of $210 million in 2021 and $270 million in 2020.
(2)	Includes business realignment costs associated with the workforce reduction plan in Europe.

(3)    Includes goodwill and other asset impairment charges associated with the FedEx Office, FedEx Express and FedEx Logistics operating segments.

Our 2021 operating income improved due to international export and U.S. domestic package volume growth at FedEx Express and residential volume growth at FedEx Ground, reflecting increased demand accelerated by the COVID-19 pandemic, as well as yield improvement related to pricing initiatives across all of our transportation segments. We incurred increased operating expenses to support unprecedented levels of demand for our services in the COVID-19 pandemic environment. Our business is labor and capital intensive in nature, which has required us to incur higher costs to operate our networks during the pandemic, including increased wage rates and costs for additional personnel in place to support our operations and meet regulatory requirements.

Volume growth in 2021, as discussed above, contributed to a 21% increase in salaries and employee benefits expense, a 24% increase in purchased transportation costs and a 14% increase in other operating expenses. Higher variable incentive compensation expense also contributed to an increase in salaries and employee benefits expense in 2021. Purchased transportation costs were also higher in 2021 primarily due to increased residential service mix at FedEx Ground. In addition, other operating expenses increased in 2021, reflecting higher self-insurance accruals at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of vehicle and jet fuel per gallon for the years ended May 31:

Average Fuel Cost per Gallon
$4.00
$3.00
$2.00
$1.00
$-
$2.79
$3.05
$2.69
$2.47
$1.93
$2.21
$1.78
$1.44
2018
2019
2020
2021
Vehicle
Jet

Fuel expense decreased 9% during 2021 due to lower fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2021 and 2020 in the accompanying discussions of each of our transportation segments.

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

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Item 1A. Risk Factors.”

We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments. The net impact of fuel on operating income described below and for each segment below does not include the impact from these ordinary-course table changes.

The net impact of fuel had a modest benefit to operating income in 2021 as decreased fuel prices outpaced lower fuel surcharges.

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

Other Income and Expense

Interest expense increased $121 million in 2021 primarily due to our U.S. and euro debt issuances during the year. As part of our capital allocation strategy, we issued $3.25 billion of senior unsecured debt under our shelf registration statement during 2021 and used the net proceeds to redeem outstanding debt. In connection with our debt restructuring, we recognized a loss on debt extinguishment of $393 million ($297 million, net of tax, or $1.11 per diluted share). See Note 7 of the accompanying consolidated financial statements for more information.

Retirement Plans MTM Adjustments

We incurred a pre-tax, noncash MTM net gain of $1.2 billion in 2021 ($936 million, net of tax, or $3.48 per diluted share) and a net loss of $794 million in 2020 ($583 million, net of tax, or $2.22 per diluted share) from actuarial adjustments to pension and postretirement healthcare plans related to the year-end measurement of plan assets and liabilities. The net gain in 2021 is attributable to higher than expected asset returns and an improved discount rate. The net loss in 2020 is attributable to a significantly lower discount rate, partially offset by higher than expected asset returns.

In addition, we incurred a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) in 2021 related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. On January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consists of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 14 of the accompanying consolidated financial statements.

Income Taxes

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2021	2020
Taxes computed at federal statutory rate	$1,401	$350
(Decreases) increases in income tax from:
Benefit from U.S. tax loss carryback to prior years	(279)	(71)
State and local income taxes, net of federal benefit	179	53
Foreign operations	138	38
Benefits from share-based payments	(69)	(5)
Uncertain tax positions	65	(14)
Foreign tax rate enactments	(61)	(10)
Non-deductible expenses	53	70
Valuation allowance	14	(129)
Goodwill impairment charges	—	75
U.S. deferred tax adjustment related to foreign operations	—	51
Other, net	2	(25)
Provision for income taxes	$1,443	$383
Effective Tax Rate	21.6%	23.0%

On March 27, 2020, the CARES Act was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. The 2021 tax provision includes a benefit of $279 million from an increase in our 2020 tax loss that the CARES Act allows to be carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our estimated 2020 tax loss is attributable to our Application for Change in Accounting Method discussed below, voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and other accelerated deductions claimed on the 2020 tax return filed in 2021. The 2021 tax provision also includes a benefit of $66 million from a tax rate increase in the Netherlands applied to our deferred tax asset balances and was unfavorably impacted by an increase in uncertain tax positions for matters in multiple jurisdictions.

We filed an application with the Internal Revenue Service (“IRS”) in 2020 requesting approval to change our accounting method for depreciation to allow retroactive application of tax regulations issued during 2020 on certain assets placed in service during 2018 and 2019. During 2021, the IRS issued guidance granting automatic approval to change the method of accounting for these assets resulting in an income tax benefit of $130 million.

The 2020 tax provision includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards and a benefit of $71 million in connection with our estimated 2020 tax loss that the CARES Act allows to be carried back to 2015, a tax year when the U.S. federal income tax rate was 35%. The 2020 tax provision also includes a deferred income tax expense of $51 million for a change in deferred tax balances related to future foreign tax credits from our international structure as a result of changes in legal entity forecasts during the fourth quarter. The 2020 effective tax rate was negatively impacted by decreased earnings in certain non-U.S. jurisdictions.

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. We are currently under examination by the IRS for the 2016 through 2019 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

Business Acquisitions

See Note 4 of the accompanying consolidated financial statements for a discussion of business acquisitions.

Outlook

During 2022, we expect volume and yield growth across our transportation segments to drive improved revenue and operating income. We anticipate our volume to continue to benefit from growing demand for our e-commerce services and international export package services. We also expect to continue to incur higher costs required to meet anticipated demand, including higher labor costs as a result of challenging labor markets. However, variable incentive compensation expenses are not expected to be an expense headwind in 2022.

The uncertainty of the COVID-19 pandemic is expected to continue to impact our business in 2022, as the extent and timing of the post-pandemic economic recovery remains uncertain. We expect continued demand growth for our e-commerce services and global capacity constraints to continue driving strong demand for international export shipments in 2022. We will continue to manage network capacity to the demand levels, flexing our network and making adjustments as needed to align with volumes and operating conditions.

We will continue optimizing our FedEx Ground seven-day-per-week residential delivery network capacity to meet evolving customer needs in 2022. In addition, we will continue to focus on last-mile delivery optimization by directing certain U.S. day-definite FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through investments in technology aimed at improving productivity and safety.

We expect to complete the final phase of FedEx Express and TNT Express international air network interoperability in early calendar 2022 allowing us to leverage the capabilities that TNT Express adds to our portfolio, which is expected to improve our European revenue and profitability.

We expect to incur approximately $150 million of TNT Express integration expenses in 2022 in the form of professional fees, outside service contracts, salaries and wages and other operating expenses. We now expect the aggregate integration program expenses to be approximately $1.8 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022, which is slightly higher than our previous estimates due to costs associated with further optimizing our international legal entity structures and improving back-office automation to enhance long-term cost savings.

During 2022, we will continue to execute initiatives in addition to the integration to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability and improving service levels. We expect to incur additional costs, over multiple years, including transformation costs and capital investments related to these actions. As part of this strategy, in January 2021 we announced a workforce reduction plan in Europe. We expect the pre-tax cost of the severance benefits to be provided under the plan to range from $300 million to $575 million in cash expenditures through fiscal 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. See the “Business Realignment Costs” section of this MD&A for additional information.

Our capital expenditures for 2022 are expected to be approximately $7.2 billion, an increase of $1.3 billion from 2021 due to investments in capacity to support increased volume levels, facility modernization, as well as replacement capital spend which was postponed in 2021 to improve liquidity and strengthen our financial position. Our 2022 expected capital expenditures include investments in aircraft fleet modernization, strategic investments to increase capacity and improve productivity and safety, and the FedEx Express Indianapolis and Memphis hub modernization and expansion programs.

Our aircraft fleet modernization and hub modernization and expansion programs at FedEx Express are multi-year programs that will entail significant investments over the next several years. See the “Contractual Cash Obligations and Off-Balance Sheet Arrangements” section of this MD&A for details of our capital commitments for 2022 and beyond. We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2022 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. However, FedEx Ground experienced peak-level volumes since the fourth quarter of 2020 due to the COVID-19 pandemic. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Item 1A. Risk Factors” for more information.

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

CORPORATE, OTHER AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business, including certain costs associated with developing our innovate digitally strategic pillar. These costs are not allocated to the other business segments.

Also included in Corporate and other are the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding. Additionally, Corporate and other includes the financial results of ShopRunner, Inc. beginning December 23, 2020.

In 2021, the decrease in revenue in “Corporate, other and eliminations” was due to a decline in non-shipping revenue at FedEx Office resulting from the COVID-19 pandemic, partially offset by higher revenue at FedEx Logistics. The higher revenue at FedEx Logistics in 2021 is driven by increased volumes and yields also resulting from the COVID-19 pandemic, partially offset by the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2021 FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express, and FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	2021	2020	Percent Change
Revenue:
Package:
U.S. overnight box	$8,116	$7,234	12
U.S. overnight envelope	1,791	1,776	1
U.S. deferred	4,984	4,038	23
Total U.S. domestic package revenue	14,891	13,048	14
International priority	10,317	7,354	40
International economy	2,632	3,082	(15)
Total international export package revenue	12,949	10,436	24
International domestic(1)	4,640	4,179	11
Total package revenue	32,480	27,663	17
Freight:
U.S.	3,325	2,998	11
International priority	3,030	1,915	58
International economy	1,582	1,930	(18)
International airfreight	245	270	(9)
Total freight revenue	8,182	7,113	15		Percent of Revenue
Other(2)	1,416	737	92		2021	2020
Total revenue	42,078	35,513	18		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	16,217	13,764	18		38.5	38.7
Purchased transportation	5,744	4,832	19		13.7	13.6
Rentals and landing fees	2,296	2,045	12		5.5	5.8
Depreciation and amortization	1,946	1,894	3		4.6	5.3
Fuel	2,461	2,664	(8)		5.8	7.5
Maintenance and repairs	2,228	1,874	19		5.3	5.3
Business realignment costs	116	—	NM		0.3	—
Goodwill and other asset impairment charges	—	66	NM		—	0.2
Intercompany charges	1,996	1,956	2		4.7	5.5
Other	6,264	5,422	16		14.9	15.3
Total operating expenses	39,268	34,517	14		93.3%	97.2%
Operating income	$2,810	$996	182
Operating margin	6.7%	2.8%	390	bp

(1)	International domestic revenue relates to our international intra-country operations.
(2)	Includes the operations of FedEx Custom Critical beginning March 1, 2020 and FedEx Cross Border beginning June 1, 2020.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2021	2020	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,427	1,211	18
U.S. overnight envelope	505	521	(3)
U.S. deferred	1,351	1,076	26
Total U.S. domestic ADV	3,283	2,808	17
International priority	752	559	35
International economy	284	282	1
Total international export ADV	1,036	841	23
International domestic(1)	2,362	2,337	1
Total ADV	6,681	5,986	12
Revenue per package (yield):
U.S. overnight box	$22.31	$23.51	(5)
U.S. overnight envelope	13.90	13.43	3
U.S. deferred	14.46	14.78	(2)
U.S. domestic composite	17.79	18.30	(3)
International priority	53.84	51.75	4
International economy	36.32	43.03	(16)
International export composite	49.03	48.83	—
International domestic(1)	7.70	7.04	9
Composite package yield	19.06	18.19	5
Freight Statistics
Average daily freight pounds:
U.S.	9,231	8,528	8
International priority	6,155	4,895	26
International economy	12,245	13,450	(9)
International airfreight	1,469	1,535	(4)
Total average daily freight pounds	29,100	28,408	2
Revenue per pound (yield):
U.S.	$1.41	$1.38	2
International priority	1.93	1.54	25
International economy	0.51	0.56	(9)
International airfreight	0.65	0.69	(6)
Composite freight yield	1.10	0.99	11
(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 18% in 2021 primarily due to international export and U.S. domestic package volume growth, as well as pricing initiatives resulting from global air freight capacity constraints.

International export average daily volumes increased 23% in 2021 led by volume growth from Asia-Pacific and Europe. In addition, industry-wide capacity constraints and actions to prioritize premium-yielding products drove a mix shift from international economy to international priority services in 2021. International export package yield increased slightly in 2021 due to favorable exchange rates and pricing initiatives resulting from global air freight capacity constraints, partially offset by base yield declines and lower fuel surcharges. U.S. domestic package average daily volumes increased 17% in 2021 driven by growth in deferred service offerings, reflecting increased e-commerce demand resulting from the COVID-19 pandemic, as well as growth in overnight box service offerings. U.S. domestic package yield decreased 3% in 2021 due to lower package weights and lower fuel surcharges. Average daily freight pounds increased 2% in 2021 primarily due to volume growth in international priority and U.S. services. Composite freight yield increased 11% in 2021 primarily due to improved base yields. Other revenue increased 92% in 2021 due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the years ended May 31:

	2021	2020
U.S. Domestic and Outbound Fuel Surcharge:
Low	2.7%	0.5%
High	8.0	8.6
Weighted-average	4.9	6.3
International Export and Freight Fuel Surcharge:
Low	0.3	—
High	22.0	19.3
Weighted-average	12.8	14.0
International Domestic Fuel Surcharge:
Low	2.6	3.2
High	20.4	24.5
Weighted-average	6.4	7.3
FedEx Express Segment Operating Income

FedEx Express segment operating income increased substantially in 2021 primarily due to international export and U.S. domestic package volume growth. FedEx Express segment operating results include a pre-tax benefit of approximately $165 million in 2021 from a reduction in aviation excise taxes provided by the CARES Act, which expired on December 31, 2020. These factors were partially offset by higher variable incentive compensation expense of approximately $800 million in 2021, which includes approximately $125 million in special bonuses paid in January 2021 to our front-line operational team members. We experienced constrained commercial air capacity leading to high usage of our aircraft fleet and increased costs of operating our global network in 2021 as result of the COVID-19 pandemic. Results in 2020 were negatively impacted by $66 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines.

FedEx Express segment results include approximately $176 million of TNT Express integration expenses in 2021, a decrease of $46 million from 2020.

Salaries and employee benefits expense increased 18% in 2021 primarily due to staffing to support volume growth and higher variable incentive compensation expense. In addition, higher labor expense and increased costs associated with network contingencies as a result of the COVID-19 pandemic contributed to the increase in salaries and employee benefits expense in 2021. Purchased transportation expense increased 19% in 2021 primarily due to the transfer of FedEx Custom Critical and FedEx Cross Border into the FedEx Express segment, as well as higher utilization of third-party transportation providers. Other operating expense increased 16% in 2021 primarily due to bad debt expense and additional volume-related expenses. Maintenance and repairs expense increased 19% in 2021 primarily due to additional flight hours as constrained commercial air capacity drove increased usage of owned assets.

Fuel expense decreased 8% in 2021 due to lower fuel prices, partially offset by higher aircraft and vehicle fuel usage. The net impact of fuel had a slightly negative impact to operating income in 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express Segment Outlook

We expect increased demand for our e-commerce services, international export volume growth and pricing initiatives to drive improved revenue and operating income in 2022. As a result of business growth and service improvement initiatives, we anticipate increases in staffing costs, purchased transportation and other operating expenses in 2022. We also expect continued high usage of our aircraft fleet resulting from limited commercial availability on transoceanic lanes.

We expect the FedEx Express segment to incur approximately $125 million of TNT Express integration expenses in 2022. See the “Outlook” section of this MD&A for additional information regarding the integration of TNT Express.

Capital expenditures at FedEx Express are expected to increase in 2022 primarily related to facility investments and vehicle purchases, partially offset by a decrease in aircraft-related payments. We continue to make multi-year investments in our facilities of approximately $1.5 billion to significantly expand the Indianapolis hub and approximately $1.5 billion to modernize the Memphis World Hub.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts) and operating expenses as a percent of revenue for the years ended May 31:

	2021	2020	Percent Change		Percent of Revenue
					2021	2020
Revenue	$30,496	$22,733	34		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	6,060	4,060	49		19.9	17.9
Purchased transportation	14,126	10,799	31		46.3	47.5
Rentals	1,166	989	18		3.8	4.3
Depreciation and amortization	843	789	7		2.8	3.5
Fuel	21	15	40		0.1	0.1
Maintenance and repairs	496	392	27		1.6	1.7
Intercompany charges	1,862	1,581	18		6.1	6.9
Other	2,729	2,094	30		8.9	9.2
Total operating expenses	27,303	20,719	32		89.5%	91.1%
Operating income	$3,193	$2,014	59
Operating margin	10.5%	8.9%	160	bp
Average daily package volume	12,272	9,997	23
Revenue per package (yield)	$9.70	$8.93	9

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 34% in 2021 due to residential delivery volume growth reflecting increased e-commerce demand accelerated by the COVID-19 pandemic. Additionally, improved yields related to pricing initiatives positively impacted revenue in 2021.

Average daily volume increased 23% in 2021 primarily due to continued growth in residential services driven by e-commerce, as well as growth in commercial services. FedEx Ground yields increased 9% in 2021 primarily due to pricing initiatives.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the years ended May 31:

	2021	2020
Low	5.5%	5.8%
High	8.0	7.3
Weighted-average	6.4	6.7

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 59% in 2021 primarily due to residential delivery volume growth and yield improvement. These factors were partially offset by higher purchased transportation service provider settlements related to residential service mix, increased labor expenses and higher self-insurance accruals in 2021.

Purchased transportation expense increased 31% in 2021 due to higher volumes and increased residential service mix. Salaries and employee benefits expense increased 49% in 2021 due to additional staffing to support volume growth, including costs associated with operating our seven-day-per-week U.S. network, merit increases and higher variable incentive compensation expense of approximately $215 million. Other operating expense increased 30% in 2021 primarily due to higher self-insurance accruals and additional volume-related expenses.

The net impact of fuel had a moderate benefit to operating income in 2021 as decreased fuel prices outpaced lower fuel surcharges. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Ground Segment Outlook

We anticipate increased demand for residential and commercial services to continue at FedEx Ground in 2022. We will continue to focus on pricing initiatives to align with market demand, network capacity dynamics and labor market challenges in 2022.

FedEx Ground is making strategic technology investments to optimize last-mile deliveries via route optimization, expand capabilities to better handle large items and improve scheduling at its hubs and stations, leading to anticipated productivity improvements. Strategic investments for safety technology will remain a critical focus in 2022 throughout the FedEx Ground network. We believe these initiatives will allow for the more efficient use of our existing assets, which will drive improved performance and enhance our competitive position over the long term.

Capital expenditures at FedEx Ground are expected to increase in 2022 primarily for new and expanded facilities, as well as trailer purchases to support increased demand for our services.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. Prior year statistical information has been revised to conform to the current year presentation. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2021	2020	Change		2021	2020
Revenue	$7,833	$7,102	10		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,666	3,449	6		46.8	48.5
Purchased transportation	827	695	19		10.6	9.8
Rentals	229	208	10		2.9	2.9
Depreciation and amortization	417	381	9		5.3	5.4
Fuel	398	476	(16)		5.1	6.7
Maintenance and repairs	227	247	(8)		2.9	3.5
Intercompany charges	505	516	(2)		6.5	7.3
Other	559	550	2		7.1	7.7
Total operating expenses	6,828	6,522	5		87.2%	91.8%
Operating income	$1,005	$580	73
Operating margin	12.8%	8.2%	460	bp
Average daily shipments (in thousands):
Priority	76.2	72.5	5
Economy	32.2	30.5	6
Total average daily shipments	108.4	103.0	5
Weight per shipment:
Priority	1,104	1,146	(4)
Economy	987	986	—
Composite weight per shipment	1,069	1,098	(3)
Revenue per shipment:
Priority	$269.98	$260.39	4
Economy	313.67	301.55	4
Composite revenue per shipment	$282.95	$272.56	4
Revenue per hundredweight:
Priority	$24.45	$22.73	8
Economy	31.80	30.59	4
Composite revenue per hundredweight	$26.46	$24.82	7

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 10% in 2021 primarily due to higher revenue per shipment and increased average daily shipments.

Revenue per shipment increased 4% in 2021 primarily due to higher base rates reflecting our ongoing revenue quality initiatives, partially offset by lower weight per shipment and lower fuel surcharge rates. Average daily shipments increased 5% in 2021 due to volumes returning to pre-COVID-19 levels and higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the years ended May 31:

	2021	2020
Low	21.0%	21.0%
High	25.4	24.4
Weighted-average	22.5	23.4

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 73% in 2021 driven by continued focus on revenue quality initiatives, managing our costs and improving operational efficiencies.

Salaries and employee benefits increased 6% in 2021 primarily due to higher variable incentive compensation expense of approximately $115 million, higher volumes and merit increases. Purchased transportation increased 19% in 2021 primarily due to higher utilization of third-party transportation and rail providers.

Fuel expense decreased 16% in 2021 primarily due to lower fuel prices. The net impact of fuel had a slightly negative impact to operating income in 2021 as lower fuel surcharges outpaced decreased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

We expect higher revenue and operating results at FedEx Freight during 2022, and we will continue to remain focused on safety, profitable market share growth and cost management. We will also remain committed to our revenue quality initiatives and will utilize technology and engineering to improve operational productivities and efficiencies throughout our network. We will continue to invest in new service offerings and deliver improved customer experiences, including growing our FedEx Freight Direct employee-based and company-branded basic, standard and premium service offerings. FedEx Freight will continue its collaboration with FedEx Ground and FedEx Express during 2022 by providing road and intermodal support.

Capital expenditures at FedEx Freight are expected to increase in 2022 due to fleet modernization and strategic initiatives to improve the safety and security of our employees.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $7.1 billion at May 31, 2021, compared to $4.9 billion at May 31, 2020. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2021	2020
Operating activities:
Net income	$5,231	$1,286
Retirement plans mark-to-market adjustments	(1,176)	794
Loss on extinguishment of debt	393	—
Business realignment costs	102	—
Goodwill and other asset impairment charges	—	435
Other noncash charges and credits	7,457	6,674
Changes in assets and liabilities	(1,872)	(4,092)
Cash provided by operating activities	10,135	5,097
Investing activities:
Capital expenditures	(5,884)	(5,868)
Business acquisitions, net of cash acquired	(228)	—
Proceeds from asset dispositions and other	102	22
Cash used in investing activities	(6,010)	(5,846)
Financing activities:
Payments on debt	(6,318)	(2,548)
Proceeds from debt issuances	4,212	6,556
Proceeds from stock issuances	740	64
Dividends paid	(686)	(679)
Purchase of treasury stock	—	(3)
Other	(38)	(9)
Cash (used in) provided by financing activities	(2,090)	3,381
Effect of exchange rate changes on cash	171	(70)
Net increase in cash and cash equivalents	$2,206	$2,562
Cash and cash equivalents at end of period	$7,087	$4,881

Cash Provided by Operating Activities. Cash flows from operating activities increased $5.0 billion in 2021 primarily due to higher net income, the timing of variable incentive compensation payments and lower pension contributions.

Cash Used in Investing Activities. Capital expenditures increased slightly in 2021 primarily due to higher aircraft spending at FedEx Express, partially offset by lower vehicle spending across all of our transportation segments. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2021.

Financing Activities. We issued $3.25 billion of senior unsecured debt under our shelf registration statement during 2021 and used the net proceeds to redeem $5.8 billion of outstanding debt and pay associated redemption premiums of $393 million, eliminating all debt maturities through 2025 and one maturity in 2027. See Note 7 of the accompanying consolidated financial statements for additional information on the terms of the senior unsecured debt, including the Sustainability Notes, as well as the debt maturities redeemed.

Additionally, during 2021 FedEx Express issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes. See Note 7 of the accompanying consolidated financial statements for additional information regarding the terms of the Certificates.

During 2020, we issued $5.1 billion of senior unsecured debt under our shelf registration statement and used the net proceeds to make voluntary contributions to our U.S. Pension Plans, to redeem the $400 million aggregate principal amount of 2.30% notes due 2020 and the €500 million aggregate principal amount of 0.50% notes due 2020, to repay $1.5 billion of borrowings under our 364-Day Credit Agreement that we drew in March 2020 and $136 million of commercial paper outstanding under our commercial paper program and for general corporate purposes.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2021			2020
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	—	$—	$—	20,000	$156.90	$3

In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time. As of May 31, 2021, 5.1 million shares remained under the current stock repurchase authorization.

Effective March 16, 2021, we further amended our amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and entered into a new $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from repurchasing any shares of our common stock or from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share. Prior to the amendment of the Five-Year Credit Agreement and entry into the current 364-Day Credit Agreement on March 16, 2021, our credit agreements contained a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.75 to 1.0, calculated as of May 31, 2021 on a rolling four-quarter basis. Effective March 16, 2021, we are required to maintain a ratio of debt to adjusted EBITDA of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarter basis. See Note 7 of the accompanying consolidated financial statements for additional information regarding the Credit Agreements.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, package handling and sort equipment, vehicles and trailers, technology and facilities. The amount and timing of capital investments depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2021	2020	Percent Change
Aircraft and related equipment	$2,451	$1,628	51
Package handling and ground support equipment	1,352	910	49
Vehicles and trailers	351	1,056	(67)
Information technology	816	915	(11)
Facilities and other	914	1,359	(33)
Total capital expenditures	$5,884	$5,868	—

FedEx Express segment	$3,503	$3,560	(2)
FedEx Ground segment	1,446	1,083	34
FedEx Freight segment	320	539	(41)
FedEx Services segment	512	527	(3)
Other	103	159	(35)
Total capital expenditures	$5,884	$5,868	—

Capital expenditures increased slightly during 2021 primarily due to higher aircraft spending at FedEx Express and increased spending on package handling equipment at FedEx Ground, partially offset by lower vehicle spending across all of our transportation segments, as well as lower facility expenditures at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and the Certificates.

The $19.7 billion principal amount of the senior unsecured notes issued by FedEx under a shelf registration statement are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). See Note 7 of the accompanying consolidated financial statements for additional information regarding the terms of the senior unsecured debt securities. FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees (1) are unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $944 million principal amount of the Certificates. See Note 7 of the accompanying consolidated financial statements for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of May 31, 2021 (in millions):

Current Assets	$12,795
Intercompany Receivable	3,348
Total Assets	80,470
Current Liabilities	9,135
Intercompany Payable	—
Total Liabilities	55,783

The following table presents the summarized statement of income information as of May 31, 2021 (in millions):

Revenue	$61,455
Intercompany Charges, net	(3,372)
Operating Income	4,840
Intercompany Charges, net	191
Income Before Income Taxes	5,762
Net Income	$4,668

The following table presents summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of May 31, 2021 (in millions):

Current Assets	$5,281
Intercompany Receivable	—
Total Assets	67,084
Current Liabilities	4,325
Intercompany Payable	5,929
Total Liabilities	46,386

The following table presents the summarized statement of income information as of May 31, 2021 (in millions):

Revenue	$23,158
Intercompany Charges, net	(1,678)
Operating Income	1,531
Intercompany Charges, net	806
Income Before Income Taxes	4,608
Net Income	$4,254

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we have and will continue to actively manage our cash flow and seek to protect capital in a still challenging macroeconomic environment from the ongoing pandemic. Following our 11% debt reduction in the fourth quarter of 2021, our liquidity position remains strong with $7.1 billion in cash and $3.5 billion in available liquidity under our Credit Agreements, and we believe that our cash and cash equivalents, cash flow from operations and available financing sources will be adequate to meet our liquidity needs, including expected 2022 capital expenditures. As business and economic conditions improve, we will routinely evaluate our capital allocation strategy with a continued focus on strengthening our balance sheet.

Our cash and cash equivalents balance at May 31, 2021 includes $2.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $7.2 billion in 2022, which will include strategic investments to increase capacity to support elevated volume levels, aircraft modernization at FedEx Express and investments in productivity and safety. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect approximately 50% of capital expenditures in 2022 to be designated for growth initiatives. Our expected capital expenditures for 2022 include $1.7 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at FedEx Express. While we continue to invest in our business, the capital intensity relative to revenue remains below historical levels.

We have several aircraft modernization programs underway that are supported by the purchase of Boeing 777 Freighter and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

On June 22, 2021, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. See Note 7 of the accompanying consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

For 2022, we anticipate making voluntary contributions of $500 million to our U.S. Pension Plans. As noted in our discussion of critical accounting estimates, we do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 14, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share of common stock. The dividend was paid on July 12, 2021 to stockholders of record as of the close of business on June 28, 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

The Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from repurchasing any shares of our common stock, as mentioned above. During the first quarter of 2022, we resumed our stock repurchase program. See Note 1 of the accompanying consolidated financial statements for more information regarding our stock repurchase program.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a Certificates rating of AA-, a commercial paper rating of A-2 and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a Certificates rating of Aa3, a commercial paper rating of P-2 and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

CONTRACTUAL CASH OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The following table sets forth a summary of our contractual cash obligations as of May 31, 2021. Certain of these obligations are reflected in our balance sheet, while others are disclosed as future obligations. We have certain contingent liabilities that are not accrued in our balance sheet in accordance with accounting principles generally accepted in the United States. These contingent liabilities are not included in the table below. We have other long-term liabilities reflected in our balance sheet, including deferred income taxes, qualified and nonqualified pension and postretirement healthcare plan liabilities and other self-insurance accruals. Unless statutorily required, the payment obligations associated with these liabilities are not reflected in the table below due to the absence of scheduled maturities. Accordingly, this table is not meant to represent a forecast of our total cash expenditures for any of the periods presented.

	Payments Due by Fiscal Year (Undiscounted) (in millions)
	2022	2023	2024	2025	2026	Thereafter	Total
Operating activities:
Operating leases	$2,637	$2,453	$2,088	$1,808	$1,577	$7,542	$18,105
Non-capital purchase obligations and other	1,491	1,074	755	651	741	2,574	7,286
Interest on long-term debt	711	708	707	706	705	11,385	14,922
Investing activities:
Aircraft and aircraft-related capital commitments	1,452	2,172	773	231	37	—	4,665
Other capital purchase obligations	83	32	1	1	1	3	121
Financing activities:
Debt	52	52	52	52	1,412	18,986	20,606
Finance leases	19	106	24	24	23	698	894
Total	$6,445	$6,597	$4,400	$3,473	$4,496	$41,188	$66,599

Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above. Such purchase orders often represent authorizations to purchase rather than binding agreements. See Note 18 of the accompanying consolidated financial statements for more information on such purchase orders. The table above does not include estimated payments of approximately $2.5 billion primarily related to build-to-suit arrangements that have not yet commenced, as we cannot reasonably estimate the timing of the associated payments. See Note 8 of the accompanying consolidated financial statements for further information.

Operating Activities

The amounts reflected in the table above for operating leases represent undiscounted future minimum lease payments under noncancelable operating leases (principally facilities and aircraft) with an initial or remaining term in excess of one year at May 31, 2021. Under the new lease accounting rules, the majority of these leases are recognized at the net present value on the balance sheet as a liability with an offsetting right-to-use asset effective in 2020. See Note 8 of the accompanying consolidated financial statements for further information. Credit rating agencies routinely use information concerning minimum lease payments required for our operating leases to calculate our debt capacity.

The amounts reflected for purchase obligations represent noncancelable agreements to purchase goods or services that are not capital-related. Such contracts include those for printing and advertising and promotions contracts.

Included in the table above within the caption entitled “Non-capital purchase obligations and other” is our estimate of the current portion of the liability ($103 million) for uncertain tax positions. We cannot reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time; therefore, the long-term portion of the liability ($89 million) is excluded from the table. See Note 13 of the accompanying consolidated financial statements for further information.

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

As of May 31, 2021, we had $948 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions.

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

The amounts reflected in the table above for finance leases represent undiscounted future minimum lease payments under noncancelable finance leases with an initial or remaining term in excess of one year at May 31, 2021.

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

RETIREMENT PLANS

OVERVIEW. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans and postretirement healthcare plans and are described in Note 14 of the accompanying consolidated financial statements. The rules for pension accounting are complex and can produce volatility in our earnings, financial condition and liquidity.

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

Over the past several years, we have taken numerous actions to reduce pension-related risk and expense, including the introduction of our portable pension account benefit, freezing our traditional pension benefit, employing a liability-driven investment strategy, permitting certain former employees with a traditional pension benefit to make a one-time, irrevocable election to receive their benefits in a lump-sum distribution and transferring approximately $6 billion of our U.S. Pension Plan obligations to Metropolitan Life Insurance Company.

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401(k)-plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the Portable Pension Account (PPA) pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher company match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

The “Salaries and employee benefits” caption of our accompanying consolidated income statements includes retirement plan expense associated with service costs. The “Other retirement plans income (expense)” caption of our accompanying consolidated income statements includes our fourth quarter MTM adjustment, expense associated with prior service and interest costs, the expected return on assets (“EROA”) and settlements. The retirement plans MTM adjustments for 2021 also include the MTM retirement plan accounting adjustment related to amendments to the TNT Express Netherlands Pension Plan. A summary of our retirement plan costs affecting our financial results over the past two years is as follows (in millions):

	2021	2020
Expenses affecting Operating Income:
Defined benefit pension plans	$934	$864
Postretirement healthcare plans	44	42
Defined contribution plans	685	574
	$1,663	$1,480

Items affecting Other Income (Expense):
Retirement plans interest/other	$807	$672
Retirement plans MTM adjustments	1,176	(794)
	$1,983	$(122)

The components of the MTM adjustments are as follows (presented as (gain) loss in millions):

	2021	2020
Actual versus expected return on assets	$(1,712)	$(2,024)
Discount rate change	(397)	2,997
Demographic experience:
Current year actuarial loss	302	50
Change in future assumptions	685	(229)
Curtailment gain on TNT Netherlands pension plan	(54)	—
Total MTM (gain) loss	$(1,176)	$794

Service cost for our defined benefit pension and postretirement healthcare plans was $978 million in 2021 and $906 million in 2020 and is expected to be approximately $939 million in 2022.

2021

Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 12.90%, which was higher than our expected return of 6.75%. Positive portfolio returns derived from our return-seeking assets were partially offset by losses from our fixed-income assets due to rising long-term interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased six basis points from 3.05% at May 31, 2020 to 3.11% at May 31, 2021. The demographic experience in 2021 reflects an update to our mortality and retirement rate assumptions and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions.

2020

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased 64 basis points from 3.69% at May 31, 2019 to 3.05% at May 31, 2020. The demographic experience in 2020 reflects an update to our mortality assumption and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 15.00% was higher than our expected return of 6.75%, as return-seeking assets, primarily equities, were positive despite equity market volatility. Additionally, fixed-income assets performed as expected as interest rates declined.

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

Measurement Date	Discount Rate
5/31/2021	3.23%
5/31/2020	3.14
5/31/2019	3.85

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

The measurement of our PBO and the related impact on our annual MTM adjustment is highly sensitive to the discount rate assumption. For our largest pension plan, a 50-basis-point increase in the discount rate would have decreased our 2021 PBO by approximately $2.1 billion and a 50-basis-point decrease in the discount rate would have increased our 2021 PBO by approximately $2.3 billion. However, our annual net pension expense is less sensitive to changes in the discount rate. For example, a one-basis-point increase in the discount rate for our largest pension plan would have a $43 million effect on the fourth quarter MTM adjustment but only a net $0.1 million impact on net pension expense.

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2021 and 2020. For 2022, we have decreased our EROA assumption to 6.50% due to the significant increase in 2021 administrative expenses payable from the pension trust due to higher Pension Benefit Guaranty Corporation (“PBGC”) variable-rate premiums (“VRP”) and based on our long-term outlook for the capital markets. The higher 2021 PBGC VRP resulted in a 25-basis point lower rate of return compared to 2020. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.9%, net of all fees and expenses, for the 15-year period ended May 31, 2021. For our U.S. Pension Plans, a one-basis-point change in our EROA would impact our 2022 pension expense by $3 million.

FUNDED STATUS. The following is information concerning the funded status of our pension plans as of May 31 on a financial reporting basis (in millions):

	2021	2020
Funded Status of Plans:
Projected benefit obligation (PBO)	$34,034	$32,441
Fair value of plan assets	31,918	28,691
Funded status of the plans	$(2,116)	$(3,750)
Cash Amounts:
Cash contributions during the year	$461	$1,154
Benefit payments during the year	$1,001	$981

FUNDING. The funding requirements for our U.S. Pension Plans are governed by the Pension Protection Act of 2006, which has aggressive funding requirements in order to avoid benefit payment restrictions that become effective if the funded status determined under IRS rules falls below 80% at the beginning of a plan year. All of our U.S. Pension Plans have funded status levels in excess of 80% and our plans are fully funded under the Employee Retirement Income Security Act (“ERISA”). Additionally, current benefit payments do not materially impact our total plan assets (benefit payments for our U.S. Pension Plans for 2021 were approximately $929 million, or 3.1% of plan assets).

Over the past several years, we have made voluntary contributions to our U.S. Pension Plans in excess of the minimum required contributions. For 2022, no pension contributions are required for our U.S. Pension Plans as they are fully funded under ERISA. However, we expect to make voluntary contributions of $500 million to these plans in 2022.

See Note 14 of the accompanying consolidated financial statements for further information about our retirement plans.

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

For more information, including impacts from the TCJA and the CARES Act, see the “Income Taxes” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

SELF-INSURANCE ACCRUALS

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities and benefits paid under employee healthcare and disability programs. Our reserves are established for estimates of loss on all incurred claims, including incurred-but-not-reported claims. Self-insurance accruals reflected in our balance sheet were $4.0 billion at May 31, 2021 and $3.3 billion at May 31, 2020. Approximately 39% of these accruals were classified as current liabilities.

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

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 53% of our owned assets invested in our transportation and information system infrastructures.

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

IMPAIRMENT. As of May 31, 2021, the FedEx Express global air network included a fleet of 684 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2021, we had three purchased aircraft that were not yet placed into service.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2021, we had nine aircraft temporarily idled. These aircraft have been idled for an average of 17 months and are expected to return to revenue service in order to meet expected demand.

During 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, we recognized noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) in the FedEx Express segment in 2020.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. In accordance with the new lease accounting standard adopted June 1, 2019, we had approximately $16 billion in operating lease liabilities and approximately $15 billion related right-of-use assets on the balance sheet as of May 31, 2021. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2021 was approximately 10 years.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-to-use asset and lease liability on the consolidated balance sheets.

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

GOODWILL. We had $7.0 billion of recorded goodwill at May 31, 2021 and $6.4 billion of recorded goodwill at May 31, 2020 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed both qualitative and quantitative assessments of goodwill in the fourth quarter of 2021 and 2020. This included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2021 and 2020 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2021 and 2020; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2020, we recorded impairment charges of $358 million predominantly attributable to our FedEx Office reporting unit. The COVID-19 pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020, which negatively impacted its near-term operating performance. Based on these factors, our outlook for the FedEx Office business and retail industry changed in the fourth quarter of 2020.

LEGAL AND OTHER CONTINGENCIES

We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Certain pending loss contingencies are described in Note 19 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 19 is not expected to be material to our financial position, results of operations or cash flows. The following describes our methods and associated processes for evaluating these matters.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $23.1 billion at May 31, 2021 and outstanding fixed- and floating-rate long-term debt (exclusive of finance leases) with an estimated fair value of $22.8 billion at May 31, 2020. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $507 million as of May 31, 2021 and approximately $303 million as of May 31, 2020. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen and Brazilian real. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly negative impact on operating income in 2021 and a slightly positive impact on operating income in 2020. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2021, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in an increase in expected operating income of $121 million for 2022. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2021 and 2020.

COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2021.

The effectiveness of our internal control over financial reporting as of May 31, 2021, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2021, and the related notes and our report dated July 19, 2021 expressed an unqualified opinion thereon.

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

July 19, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 19, 2021 expressed an unqualified opinion thereon.

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

Pension Projected Benefit Obligation
Description of the Matter

At May 31, 2021, the Company’s aggregated projected benefit obligation for U.S. pension plans was $31.4 billion and exceeded the $29.8 billion fair value of U.S. pension plan assets, resulting in an unfunded U.S. pension obligation of $1.6 billion. The net periodic benefit income for the year ended May 31, 2021 for the U.S. pension plans was $1.3 billion. As explained in Note 14 to the consolidated financial statements, the Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. The Company’s projected benefit obligations for the U.S. pension plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, future salary increases, employee turnover, mortality, and retirement ages.

Auditing the projected benefit obligation for the U.S. pension plans was complex due to the highly judgmental nature and significant effect of the discount rate used in the measurement process. The discount rate is developed by utilizing the yield on a theoretical portfolio of high-grade corporate bonds that match cash flows to benefit payments, limit the concentration by industry and issuer, and apply screening criteria to exclude bonds with a call feature unless they have a low probability of being called.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating the projected benefit obligation for the U.S. pension plans, including management’s review of the significant assumptions and assessment of the data inputs provided to the actuary.

To test the projected benefit obligation of the U.S. pension plans, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation of the U.S. pension plans from the prior year due to the change in service cost, interest cost, actuarial gains and losses, benefit payments, contributions and other activities. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. Additionally, we compared the projected future cash flows of the U.S. pension plans to the prior year projections and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

Valuation of Self-Insurance Accruals
Description of the Matter

At May 31, 2021, the Company’s self-insurance accruals reflected in the balance sheet were $4.0 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee healthcare and disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.

Auditing the Company’s self-insurance accruals is complex due to the significant measurement uncertainty inherent to the estimate, the application of management judgment, and the use of various actuarial methods. In addition, the accruals are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating self-insurance accruals, including management’s review of the assumptions used, results of calculations and assessment of data underlying the accruals.

To evaluate the self-insurance accruals, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used by the Company. We involved our actuarial specialists to assist in our evaluation of the methodologies applied by management in establishing the actuarially determined accrual and in reviewing the Company’s reinsurance contracts by policy year to assess the Company’s self-insured retentions, deductibles, and coverage limits. We compared the Company’s accrued amounts to a range developed by our actuarial specialists.  Furthermore, we compared the Company’s historical estimates of expected incurred losses to actual losses experienced during the current year.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Memphis, Tennessee

July 19, 2021

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,087	$4,881
Receivables, less allowances of $742 and $390	12,069	10,102
Spare parts, supplies and fuel, less allowances of $349 and $335	587	572
Prepaid expenses and other	837	828
Total current assets	20,580	16,383
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	26,268	24,518
Package handling and ground support equipment	13,012	11,382
Information technology	7,486	6,884
Vehicles and trailers	9,282	9,101
Facilities and other	14,029	13,139
	70,077	65,024
Less accumulated depreciation and amortization	34,325	31,416
Net property and equipment	35,752	33,608
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	15,383	13,917
Goodwill	6,992	6,372
Other assets	4,070	3,257
Total other long-term assets	26,445	23,546
	$82,777	$73,537

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2021	2020
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$146	$51
Accrued salaries and employee benefits	2,903	1,569
Accounts payable	3,841	3,269
Operating lease liabilities	2,208	1,923
Accrued expenses	4,562	3,532
Total current liabilities	13,660	10,344
LONG-TERM DEBT, LESS CURRENT PORTION	20,733	21,952
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,927	3,162
Pension, postretirement healthcare and other benefit obligations	3,501	5,019
Self-insurance accruals	2,430	2,104
Operating lease liabilities	13,375	12,195
Other liabilities	983	466
Total other long-term liabilities	24,216	22,946
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2021 and 2020	32	32
Additional paid-in capital	3,481	3,356
Retained earnings	29,817	25,216
Accumulated other comprehensive loss	(732)	(1,147)
Treasury stock, at cost	(8,430)	(9,162)
Total common stockholders’ investment	24,168	18,295
	$82,777	$73,537

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2021	2020	2019
REVENUE	$83,959	$69,217	$69,693
OPERATING EXPENSES:
Salaries and employee benefits	30,173	25,031	24,776
Purchased transportation	21,674	17,466	16,654
Rentals and landing fees	4,155	3,712	3,360
Depreciation and amortization	3,793	3,615	3,353
Fuel	2,882	3,156	3,889
Maintenance and repairs	3,328	2,893	2,834
Business realignment costs	116	—	320
Goodwill and other asset impairment charges	—	435	—
Other	11,981	10,492	10,041
	78,102	66,800	65,227
OPERATING INCOME	5,857	2,417	4,466
OTHER (EXPENSE) INCOME:
Interest expense	(793)	(672)	(588)
Interest income	52	55	59
Other retirement plans income (expense)	1,983	(122)	(3,251)
Loss on debt extinguishment	(393)	—	—
Other, net	(32)	(9)	(31)
	817	(748)	(3,811)
INCOME BEFORE INCOME TAXES	6,674	1,669	655
PROVISION FOR INCOME TAXES	1,443	383	115
NET INCOME	$5,231	$1,286	$540
BASIC EARNINGS PER COMMON SHARE	$19.79	$4.92	$2.06
DILUTED EARNINGS PER COMMON SHARE	$19.45	$4.90	$2.03

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2021	2020	2019
NET INCOME	$5,231	$1,286	$540
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax expense of $13 in 2021 and tax benefits of $18 in 2020 and $29 in 2019	422	(254)	(195)
Amortization of prior service credit and other, net of tax benefits of $3 in 2021, $25 in 2020, and $28 in 2019	(7)	(79)	(92)
	415	(333)	(287)
COMPREHENSIVE INCOME	$5,646	$953	$253

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$5,231	$1,286	$540
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,793	3,615	3,353
Provision for uncollectible accounts	577	442	295
Other noncash items including leases and deferred income tax	2,887	2,449	(233)
Stock-based compensation	200	168	174
Retirement plans mark-to-market adjustments	(1,176)	794	3,882
Loss on extinguishment of debt	393	—	—
Gain from sale of business	—	—	(8)
Business realignment costs	102	—	101
Goodwill and other asset impairment charges	—	435	—
Changes in assets and liabilities:
Receivables	(1,389)	(1,331)	(873)
Other current assets	(40)	(59)	(25)
Pension and postretirement healthcare assets and liabilities, net	(317)	(908)	(909)
Accounts payable and other liabilities	71	(1,787)	(571)
Other, net	(197)	(7)	(113)
Cash provided by operating activities	10,135	5,097	5,613
INVESTING ACTIVITIES
Capital expenditures	(5,884)	(5,868)	(5,490)
Business acquisitions, net of cash acquired	(228)	—	(66)
Proceeds from asset dispositions and other	102	22	83
Cash used in investing activities	(6,010)	(5,846)	(5,473)
FINANCING ACTIVITIES
Payments on debt	(6,318)	(2,548)	(1,436)
Proceeds from debt issuances	4,212	6,556	2,463
Proceeds from stock issuances	740	64	101
Dividends paid	(686)	(679)	(683)
Purchase of treasury stock	—	(3)	(1,480)
Other, net	(38)	(9)	(4)
Cash (used in) provided by financing activities	(2,090)	3,381	(1,039)
Effect of exchange rate changes on cash	171	(70)	(47)
Net increase (decrease) in cash and cash equivalents	2,206	2,562	(946)
Cash and cash equivalents at beginning of period	4,881	2,319	3,265
Cash and cash equivalents at end of period	$7,087	$4,881	$2,319

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2018	$32	$3,117	$24,823	$(578)	$(7,978)	$19,416
Net income	—	—	540	—	—	540
Other comprehensive loss, net of tax of $57	—	—	—	(287)	—	(287)
Purchase of treasury stock (6.6 million shares)	—	—	—	—	(1,480)	(1,480)
Cash dividends declared ($2.60 per share)	—	—	(683)	—	—	(683)
Employee incentive plans and other (1.3 million shares issued)	—	114	(32)	—	169	251
Balance at May 31, 2019	32	3,231	24,648	(865)	(9,289)	17,757
Net income	—	—	1,286	—	—	1,286
Other comprehensive loss, net of tax of $43	—	—	—	(333)	—	(333)
Purchase of treasury stock (0.02 million shares)	—	—	—	—	(3)	(3)
Cash dividends declared ($2.60 per share)	—	—	(679)	—	—	(679)
Employee incentive plans and other (1.0 million shares issued)	—	125	(35)	—	130	220
Adoption of new accounting standards on June 1, 2019(1)	—	—	(4)	—	—	(4)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	—	51	—	51
Balance at May 31, 2020	32	3,356	25,216	(1,147)	(9,162)	18,295
Net income	—	—	5,231	—	—	5,231
Other comprehensive gain, net of tax of ($10)	—	—	—	415	—	415
Cash dividends declared ($2.60 per share)	—	—	(686)	—	—	(686)
Employee incentive plans and other (5.4 million shares issued)	—	125	56	—	732	913
Balance at May 31, 2021	$32	$3,481	$29,817	$(732)	$(8,430)	$24,168

(1)	Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)	Relates to the adoption of ASU 2018-02.

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

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2021 or ended May 31 of the year referenced.

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

For transportation services, revenue is recognized over time as we perform the services in the contract because of the continuous transfer of control to the customer. Our customers receive the benefit of our services as the goods are transported from one location to another. If we were unable to complete delivery to the final location, another entity would not need to reperform the transportation service already performed. As control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. We use the cost-to-cost measure of progress for our package delivery contracts because it best depicts the transfer of control to the customer which occurs as we incur costs on our contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenue, including ancillary or accessorial fees and reductions for estimated customer incentives, is recorded proportionally as costs are incurred. Costs to fulfill include labor and other direct costs and an allocation of indirect costs. For our FedEx Freight and freight forwarding contracts, an output method of progress based on time-in-transit is utilized as the timing of costs incurred does not best depict the transfer of control to the customer.

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

Gross contract assets related to in-transit shipments totaled $715 million and $563 million at May 31, 2021 and May 31, 2020, respectively. Contract assets net of deferred unearned revenue were $572 million and $456 million at May 31, 2021 and May 31, 2020, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million and $10 million at May 31, 2021 and May 31, 2020, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

Payment terms

Certain of our revenue-producing transactions are subject to taxes and duties, such as sales tax, assessed by governmental authorities. We present these revenues net of tax. Under the typical payment terms of our customer contracts, the customer pays at periodic intervals (e.g., every 15 days, 30 days, 45 days, etc.) for shipments included on invoices received. It is not customary business practice to extend payment terms past 90 days, and as such, we do not have a practice of including a significant financing component within our revenue contracts with customers.

Disaggregation of Revenue

See Note 15 for disclosure of disaggregated revenue for the periods ended May 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $428 million in 2021, $427 million in 2020 and $468 million in 2019.

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

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements result in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third-party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software, including implementation of cloud computing service arrangements. Gains and losses on sales of property used in operations are classified within operating expenses and historically have been nominal.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2021	2020
Wide-body aircraft and related equipment	15 to 30 years	$14,812	$13,448
Narrow-body and feeder aircraft and related equipment	5 to 30 years	2,307	2,478
Package handling and ground support equipment	3 to 30 years	5,269	4,499
Information technology	2 to 10 years	1,863	1,795
Vehicles and trailers	3 to 15 years	4,033	4,345
Facilities and other	2 to 40 years	7,468	7,043

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $3.8 billion in 2021, $3.6 billion in 2020 and $3.4 billion in 2019. Depreciation and amortization expense includes amortization of assets under finance leases.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $68 million in 2021, $54 million in 2020 and $64 million in 2019.

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

During 2020, we made the decision to permanently retire from service 10 Airbus A310-300 aircraft and 12 related engines at FedEx Express to align with the needs of the U.S. domestic network and modernize its aircraft fleet. As a consequence of this decision, we recognized noncash impairment charges of $66 million ($50 million, net of tax, or $0.19 per diluted share) in the FedEx Express segment in 2020.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2021, we had nine aircraft temporarily idled. These aircraft have been idled for an average of 17 months and are expected to return to revenue service.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. See Note 5 for additional information.

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 1 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. See Note 5 for additional information.

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

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities and benefits paid under employee healthcare and disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, employee healthcare claims and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Claims costs are recognized on a gross basis and a receivable is recorded for amounts covered by third party insurance. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

LEASES. We lease certain facilities, aircraft, equipment and vehicles under operating and finance leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-to-use asset and lease liability on the consolidated balance sheets.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of May 31, 2021, we designated €210 million of debt as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of May 31, 2021, the hedge remains effective.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015. The collective bargaining agreement is scheduled to become amendable in November 2021. Bargaining for a successor agreement began in May 2021. A small number of our other employees are members of unions.

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

TREASURY SHARES. In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. During 2021, we did not repurchase any shares of FedEx common stock. As of May 31, 2021, 5.1 million shares remained under the stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

In 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. In 2019, we repurchased 6.6 million shares of FedEx common stock at an average price of $222.94 per share for a total of $1.5 billion.

Effective March 16, 2021, we further amended our amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and entered into a new $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from repurchasing any shares of our common stock. See Note 7 for more information on the Credit Agreements.

DIVIDENDS DECLARED PER COMMON SHARE. On June 14, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share of common stock. The dividend was paid on July 12, 2021 to stockholders of record as of the close of business on June 28, 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. Effective March 16, 2021, the Credit Agreements no longer contain the temporary covenant added in the fourth quarter of 2020 restricting us from increasing the amount of our quarterly dividend payable per share of common stock from $0.65 per share. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances.

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

We incurred costs during 2021 of $116 million ($90 million, net of tax, or $0.33 per diluted share) associated with our business realignment activities. These costs are related to certain employee severance arrangements. Approximately $15 million was paid under this program in 2021. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans.

During 2019, we conducted a program to offer voluntary cash buyouts to eligible U.S.-based employees in certain staff functions. As a result of this program, approximately 1,500 employees left the company. Costs of the benefits provided under the U.S.-based voluntary employee buyout program of $320 million were recognized in 2019 when eligible employees accepted their offers, and included approximately $50 million of costs associated with funding to healthcare reimbursement accounts. Severance payments under this program were made at the time of departure and totaled approximately $50 million in 2020 and $220 million in 2019.

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; impairment assessments on long-lived assets (including goodwill) that rely on projections of future cash flows; and purchase price allocations.

NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13 that amends the impairment model for most financial assets and certain other instruments that are not measured at fair value through net income, including trade receivables, to utilize an expected loss methodology in place of the incurred loss methodology. We adopted this standard effective June 1, 2020. We updated our process for estimating the expected credit loss to include a review of forecast information that may impact expected collectability over the lifetime of the asset. See Note 3 for additional information. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

Credit losses were $577 million in 2021, $442 million in 2020 and $295 million in 2019. Our allowance for credit losses was $358 million as of May 31, 2021 and $175 million at May 31, 2020.

NOTE 4: BUSINESS COMBINATIONS

On December 23, 2020, we acquired ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers, for $228 million in cash from operations. The majority of the purchase price was allocated to goodwill and intangibles. The financial results of ShopRunner are included in “Corporate, other and eliminations” from the date of acquisition and were not material to our results of operations; therefore, pro forma financial information has not been provided.

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

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	Corporate, Other and Eliminations	Total
Goodwill at May 31, 2019	$5,016	$840	$767	$1,945	$8,568
Accumulated impairment charges	—	—	(133)	(1,551)	(1,684)
Balance as of May 31, 2019	5,016	840	634	394	6,884
Impairment charges	—	—	—	(358)	(358)
Other(1)	(147)	—	—	(7)	(154)
Balance as of May 31, 2020	4,869	840	634	29	6,372
Goodwill acquired(2)	18	103	—	40	161
Other(1)	471	—	—	(12)	459
Balance as of May 31, 2021	$5,358	$943	$634	$57	$6,992
Accumulated goodwill impairment charges as of May 31, 2021	$—	$—	$(133)	$(1,909)	$(2,042)

(1)	Primarily currency translation adjustments and purchase price allocation-related adjustments.
(2)	Goodwill acquired relates to the acquisition of ShopRunner. See Note 4 for more information.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground and FedEx Freight. We evaluated these reporting units during the fourth quarter and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2021 and 2020; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2020, we recorded impairment charges of $358 million predominantly attributable to our FedEx Office and Print Services, Inc. (“FedEx Office”) reporting unit. The coronavirus (“COVID-19”) pandemic resulted in store closures and declining print revenue at FedEx Office during the fourth quarter of 2020. Based on these factors, our outlook for the FedEx Office business and retail industry changed in the fourth quarter of 2020, which contributed $348 million to the goodwill impairment charge. No impairments of goodwill were recognized during 2021 or 2019.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2021 and 2020 is as follows (in millions):

	2021			2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$591	$(299)	$292	$641	$(327)	$314
Technology	65	(35)	30	65	(57)	8
Trademarks and other	1	(1)	—	132	(132)	—
Total	$657	$(335)	$322	$838	$(516)	$322

Amortization expense for intangible assets was $49 million in 2021, $66 million in 2020 and $82 million in 2019.

Expected amortization expense for the next five years is as follows (in millions):

2022	$52
2023	49
2024	48
2025	47
2026	46

NOTE 6: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2021	2020
Accrued Salaries and Employee Benefits
Salaries	$626	$436
Employee benefits, including variable compensation	1,350	319
Compensated absences	927	814
	$2,903	$1,569
Accrued Expenses
Self-insurance accruals	$1,535	$1,223
Taxes other than income taxes	637	417
Other	2,390	1,892
	$4,562	$3,532

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2021, are as follows (in millions):

			May 31,
			2021	2020
	Interest Rate%	Maturity
Senior secured debt:	1.875	2034	$932	$—
Senior unsecured debt:	3.40	2022	—	498
	2.625-2.70	2023	—	748
	4.00	2024	—	747
	3.20-3.80	2025	—	1,687
	3.25	2026	746	745
	3.30	2027	—	446
	3.40	2028	496	496
	4.20	2029	397	397
	3.10-4.25	2030	1,733	1,732
	2.40	2031	989	—
	4.90	2034	496	495
	3.90	2035	494	494
	3.25	2041	739	—
	3.875-4.10	2043	985	984
	5.10	2044	742	742
	4.10	2045	641	641
	4.55-4.75	2046	2,461	2,461
	4.40	2047	736	735
	4.05	2048	986	986
	4.95	2049	836	835
	5.25	2050	1,226	1,225
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:	0.70	2022	—	695
	1.00	2023	—	815
	0.45	2026	607	541
	1.625	2027	1,516	1,351
	0.45	2029	725	—
	1.30	2032	604	539
	0.95	2033	784	—
Total senior unsecured debt			19,422	21,518
Finance lease obligations			525	485
			20,879	22,003
Less current portion			146	51
			$20,733	$21,952

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted average interest rate on long-term debt was 3.4% as of May 31, 2021. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $23.1 billion at May 31, 2021 and $22.8 billion at May 31, 2020. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During August 2020, FedEx Express issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts (the “Trusts”). The Certificates are secured by 19 Boeing aircraft with a net book value of $1.9 billion at May 31, 2021. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

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

On March 16, 2021, we entered into an amended and restated $2.0 billion Five-Year Credit Agreement and a $1.5 billion 364-Day Credit Agreement. The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2021, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Prior to the amendment of the Five-Year Credit Agreement and entry into the current 364-Day Credit Agreement on March 16, 2021, our credit agreements contained a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs and noncash asset impairment charges) before interest, taxes, depreciation and amortization (“adjusted EBITDA”) of not more than 3.75 to 1.0, calculated as of May 31, 2021 on a rolling four-quarters basis. Effective March 16, 2021, we are required to maintain a ratio of debt to adjusted EBITDA of not more than 3.5 to 1.0, calculated as of the end of the applicable quarter on a rolling four-quarter basis. The ratio of our debt to adjusted EBITDA was 1.97 to 1.0 at May 31, 2021.

We believe the financial covenant discussed above is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited.

During the fourth quarter of 2021, we issued $3.25 billion of senior unsecured debt under our current shelf registration statement, comprised of €600 million of 0.45% fixed-rate notes due in May 2029 (the “Sustainability Notes”), €650 million of 0.95% fixed-rate notes due in May 2033, $1.0 billion of 2.40% fixed-rate notes due in May 2031 and $750 million of 3.25% fixed-rate notes due in May 2041. We used the net proceeds from these offerings to redeem the $500 million aggregate principal amount outstanding of our 3.40% notes due 2022, the €640 million aggregate principal amount outstanding of our 0.70% notes due 2022, the $500 million aggregate principal amount outstanding of our 2.625% notes due 2023, the €750 million aggregate principal amount outstanding of our 1.00% notes due 2023, the $250 million aggregate principal amount outstanding of our 2.70% notes due 2023, the $750 million aggregate principal amount outstanding of our 4.00% notes due 2024, the $700 million aggregate principal amount outstanding of our 3.20% notes due 2025, the $1.0 billion aggregate principal amount outstanding of our 3.80% notes due 2025 and the $450 million aggregate principal amount outstanding of our 3.30% notes due 2027. We intend to use an amount equal to the net proceeds from the offering of the Sustainability Notes to fund or refinance a portfolio of new or ongoing projects in the following areas: clean transportation; green buildings; energy efficiency; eco-efficient and/or circular economy adapted products, production technologies and processes; pollution prevention and control; renewable energy; and socioeconomic advancement and empowerment. As a result of the debt redemption, we recognized a loss on debt extinguishment of $393 million in 2021.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: LEASES

The following table is a summary of the components of net lease cost for the period ended May 31 (in millions):

	2021	2020
Operating lease cost	$2,848	$2,668
Finance lease cost:
Amortization of right-of-use assets	23	18
Interest on lease liabilities	17	12
Total finance lease cost	40	30
Short-term lease cost	387	197
Variable lease cost	1,318	1,160
Net lease cost	$4,593	$4,055

Lease expenses are primarily included in the “Rentals and landing fees” line item. Amounts related to embedded leases are included in the “Purchased transportation,” “Fuel” and “Other” line items in the accompanying consolidated statements of income.

Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,750	$2,608
Operating cash flows paid for interest portion of finance leases	16	14
Financing cash flows paid for principal portion of finance leases	75	84
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,703	$1,915
Right-of-use assets obtained in exchange for new finance lease liabilities	$126	$484

Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2021	2020
Operating leases:
Operating lease right-of-use assets, net	$15,383	$13,917

Current portion of operating lease liabilities	2,208	1,923
Operating lease liabilities	13,375	12,195
Total operating lease liabilities	$15,583	$14,118

Finance leases:
Net property and equipment	$504	$480

Current portion of long-term debt	96	51
Long-term debt, less current portion	429	434
Total finance lease liabilities	$525	$485

Weighted-average remaining lease term
Operating leases	9.9	9.9
Finance leases	30.1	32.0

Weighted-average discount rate
Operating leases	2.94%	3.19%
Finance leases	3.43%	3.58%

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We utilize certain aircraft, land, facilities, retail locations and equipment under finance and operating leases that expire at various dates through 2060. We leased 3% of our total aircraft fleet under operating leases as of May 31, 2021 and 5% as of May 31, 2020. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional and metropolitan sorting facilities, retail facilities and administrative buildings.

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2021 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2022	$234	$2,403	$2,637	$19	$2,656
2023	198	2,255	2,453	106	2,559
2024	102	1,986	2,088	24	2,112
2025	69	1,739	1,808	24	1,832
2026	61	1,516	1,577	23	1,600
Thereafter	184	7,358	7,542	698	8,240
Total lease payments	848	17,257	18,105	894	18,999
Less imputed interest	(66)	(2,456)	(2,522)	(369)	(2,891)
Present value of lease liability	$782	$14,801	$15,583	$525	$16,108

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of May 31, 2021, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.5 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2022 to 2023.

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

NOTE 9: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2021, none of these shares had been issued.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2021	2020	2019
Foreign currency translation loss:
Balance at beginning of period	$(1,207)	$(954)	$(759)
Translation adjustments	422	(254)	(195)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	1	—
Balance at end of period	(785)	(1,207)	(954)
Retirement plans adjustments:
Balance at beginning of period	60	89	181
Prior service cost (credit) arising during period	—	3	—
Reclassifications from AOCI	(7)	(82)	(92)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	50	—
Balance at end of period	53	60	89
Accumulated other comprehensive loss at end of period	$(732)	$(1,147)	$(865)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2021	2020	2019
Amortization of retirement plans prior service credits, before tax	$10	$107	$120	Other retirement plans income (expense)
Income tax benefit	(3)	(25)	(28)	Provision for income taxes
AOCI reclassifications, net of tax	$7	$82	$92	Net income

NOTE 11: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2021	2020	2019
Stock-based compensation expense	$200	$168	$174

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASSUMPTIONS. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate and dividend yield. The following table includes the weighted-average Black-Scholes value per share of our stock option grants, the intrinsic value of options exercised (in millions) and the key weighted-average assumptions used in the valuation calculations for options granted during the years ended May 31, followed by a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2021	2020	2019
Weighted-average Black-Scholes value per share	$44.11	$33.97	$61.42
Intrinsic value of options exercised	$593	$44	$122
Black-Scholes Assumptions:
Expected lives	6.4 years	6.4 years	6.4 years
Expected volatility	30%	23%	21%
Risk-free interest rate	1.32%	1.91%	2.94%
Dividend yield	1.710%	1.630%	0.935%

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

The following table summarizes information regarding stock option activity for the year ended May 31, 2021:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2020	16,124,745	$167.79
Granted	4,717,412	$168.73
Exercised	(5,063,165)	146.10
Forfeited	(453,495)	168.99
Outstanding at May 31, 2021	15,325,497	$175.19	6.8	$2,139
Exercisable	7,054,806	$173.26	4.9	$999
Expected to vest	7,676,476	$176.85	8.5	$1,059
Available for future grants	12,233,805
(1)	Only presented for options with market value at May 31, 2021 in excess of the exercise price of the option.

The options granted during 2021 are primarily related to our principal annual stock option grant in June 2020.

The following table summarizes information regarding vested and unvested restricted stock for the year ended May 31, 2021:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2020	371,690	$192.19
Granted	335,004	$155.19
Vested	(167,767)	188.62
Forfeited	(1,646)	221.09
Unvested at May 31, 2021	537,281	$170.16

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended May 31, 2020, there were 207,012 shares of restricted stock granted with a weighted-average fair value of $158.58 per share. During the year ended May 31, 2019, there were 149,579 shares of restricted stock granted with a weighted-average fair value of $253.28 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2021	2,492,039	$115
2020	2,073,310	$99
2019	2,249,301	$115

As of May 31, 2021, there was $275 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2021 represented 10% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 12: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2021	2020	2019
Basic earnings per common share:
Net earnings allocable to common shares(1)	$5,220	$1,284	$539
Weighted-average common shares	264	261	262
Basic earnings per common share	$19.79	$4.92	$2.06

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$5,221	$1,284	$539
Weighted-average common shares	264	261	262
Dilutive effect of share-based awards	4	1	3
Weighted-average diluted shares	268	262	265
Diluted earnings per common share	$19.45	$4.90	$2.03

Anti-dilutive options excluded from diluted earnings per common share	3.5	11.7	5.4

(1)	Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2021	2020	2019
Current provision (benefit)
Domestic:
Federal	$199	$(230)	$(107)
State and local	158	67	64
Foreign	284	198	243
	641	35	200
Deferred provision (benefit)
Domestic:
Federal	667	475	(61)
State and local	70	1	(7)
Foreign	65	(128)	(17)
	802	348	(85)
	$1,443	$383	$115

Pre-tax earnings of foreign operations for 2021, 2020 and 2019 were $1.8 billion, $634 million and $929 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2021	2020	2019
Taxes computed at federal statutory rate	$1,401	$350	$138
(Decreases) increases in income tax from:
Benefit from U.S. tax loss carryback to prior years	(279)	(71)	—
State and local income taxes, net of federal benefit	179	53	44
Foreign operations	138	38	(1)
Benefits from share-based payments	(69)	(5)	(18)
Uncertain tax positions	65	(14)	8
Foreign tax rate enactments	(61)	(10)	50
Non-deductible expenses	53	70	79
Valuation allowance	14	(129)	(79)
Goodwill impairment charges	—	75	—
U.S. deferred tax adjustments related to foreign operations	—	51	—
Tax Cuts and Jobs Act (“TCJA”)	—	—	(71)
Foreign tax credits from distributions	—	—	(8)
Other, net	2	(25)	(27)
Provision for income taxes	$1,443	$383	$115
Effective Tax Rate	21.6%	23.0%	17.6%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted to address the economic impact of the COVID-19 pandemic in the United States. Among other things, the CARES Act allows a five-year carryback period for tax losses generated in 2019 through 2021. The 2021 tax provision includes a benefit of $279 million from an increase in our 2020 tax loss that the CARES Act allows to be carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our estimated 2020 tax loss is attributable to our Application for Change in Accounting Method discussed below, voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and other accelerated deductions claimed on the 2020 tax return filed in 2021. The 2021 tax provision also includes a benefit of $66 million from a tax rate increase in the Netherlands applied to our deferred tax asset balances and was unfavorably impacted by an increase in uncertain tax positions for matters in multiple jurisdictions.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We filed an application with the Internal Revenue Service (“IRS”) in 2020 requesting approval to change our accounting method for depreciation to allow retroactive application of tax regulations issued during 2020 on certain assets placed in service during 2018 and 2019. During 2021, the IRS issued guidance granting automatic approval to change the method of accounting for these assets resulting in an income tax benefit of $130 million.

The 2020 tax provision includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards and a benefit of $71 million in connection with our estimated 2020 tax loss that the CARES Act allows to be carried back to 2015, a tax year when the U.S. federal income tax rate was 35%. The 2020 tax provision also includes a deferred income tax expense of $51 million for a change in deferred tax balances related to future foreign tax credits from our international structure as a result of changes in legal entity forecasts during the fourth quarter. The 2020 effective tax rate was negatively impacted by decreased earnings in certain non-U.S. jurisdictions.

The 2019 tax provision includes a benefit of $90 million from the reduction of a valuation allowance on tax loss carryforwards due to certain business operational changes from the integration of FedEx Express and TNT Express in a local jurisdiction, which impacted our determination of the realizability of the deferred tax asset in that jurisdiction and an expense of $50 million from a tax rate decrease in the Netherlands applied to our deferred tax balances. The 2019 tax provision was also favorably impacted by the TCJA, which resulted in benefits of approximately $75 million from accelerated deductions claimed at a federal rate of 29.2% on our 2018 U.S. income tax return filed in 2019. Due to our May 31 fiscal year-end, our U.S. statutory rate reduction from 35% to 21% under the TCJA was phased in, resulting in a U.S. statutory federal rate of 29.2% for 2018 and a statutory federal rate of 21% for 2019 and subsequent years.

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

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2021		2020
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases and intangibles	$4,248	$9,731	$3,819	$8,745
Employee benefits	1,178	—	1,448	—
Self-insurance accruals	799	—	647	—
Other	497	52	579	375
Net operating loss/credit carryforwards	934	—	1,262	—
Valuation allowances	(382)	—	(450)	—
	$7,274	$9,783	$7,305	$9,120

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2021	2020
Noncurrent deferred tax assets(1)	$1,418	$1,347
Noncurrent deferred tax liabilities	(3,927)	(3,162)
	$(2,509)	$(1,815)

(1)	Noncurrent deferred tax assets are included in the line item “Other Assets” in our accompanying consolidated balance sheets.

We have approximately $3.0 billion of net operating loss carryovers in various foreign jurisdictions, $1.2 billion of state operating loss carryovers and $100 million of U.S. federal operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2022. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. The reduction in the valuation allowance balance includes a decrease of $70 million from the integration of certain foreign FedEx Express and TNT Express legal entities which did not impact current year tax expense due to an offsetting decrease in related deferred tax assets. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are subject to taxation in the U.S. and various U.S. state, local and foreign jurisdictions. We are currently under examination by the IRS for the 2016 through 2019 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the TCJA. Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $233 million through 2019 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2021	2020	2019
Balance at beginning of year	$129	$164	$161
Increases for tax positions taken in the current year	3	3	—
Increases for tax positions taken in prior years	69	4	31
Decreases for tax positions taken in prior years	(6)	(10)	(4)
Settlements	(6)	(31)	(21)
Changes due to currency translation	3	(1)	(3)
Balance at end of year	$192	$129	$164

Our liabilities recorded for uncertain tax positions include $190 million at May 31, 2021 and $127 million at May 31, 2020 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $61 million on May 31, 2021 and $41 million on May 31, 2020. Our consolidated statements of income for 2021 include $20 million of interest expense associated with our uncertain tax positions. Interest for 2020 and 2019 as well as penalties included in our consolidated statements of income are immaterial.

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals or litigation in state, local, federal and foreign tax jurisdictions, or from the resolution of various proceedings between U.S. and foreign tax authorities. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. However, estimates of the amounts or ranges for individual matters where a material change is reasonably possible cannot be made. We believe we have recorded adequate amounts of tax reserves, including interest and penalties, for any adjustments that may occur.

NOTE 14: RETIREMENT PLANS

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

A summary of our retirement plan costs over the past three years is as follows (in millions):

	2021	2020	2019
Defined benefit pension plans	$88	$148	$112
Defined contribution plans	685	574	561
Postretirement healthcare plans	83	86	75
Retirement plans MTM (gain) loss	(1,176)	794	3,882
	$(320)	$1,602	$4,630

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the MTM adjustments are as follows (in millions):

	2021	2020	2019
Actual versus expected return on assets	$(1,712)	$(2,024)	$476
Discount rate change	(397)	2,997	1,780
Demographic experience:
Current year actuarial loss	302	50	739
Change in future assumptions	685	(229)	887
Curtailment gain on TNT Netherlands pension plan	(54)	—	—
Total MTM (gain) loss	$(1,176)	$794	$3,882

2021

Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 12.90%, which was higher than our expected return of 6.75%. Positive portfolio returns derived from our return-seeking assets were partially offset by losses from our fixed-income assets due to rising long-term interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 3.05% at May 31, 2020 to 3.11% at May 31, 2021. The demographic experience in 2021 reflects an update to our mortality and retirement rate assumptions and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions.

2020

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 3.69% at May 31, 2019 to 3.05% at May 31, 2020. The demographic experience in 2020 reflects an update to our mortality assumption and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 15.00% was higher than our expected return of 6.75%, as return-seeking assets, primarily equities, were positive despite equity market volatility. Additionally, fixed-income assets performed as expected as interest rates declined.

2019

The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 4.11% at May 31, 2018 to 3.69% at May 31, 2019. The demographic experience in 2019 reflects updates to several forward-looking assumptions, including retirement rates, disability incidence rates and salary increase assumptions, and a current-year actuarial loss due to unfavorable experience compared to various demographic assumptions. The actual rate of return, which is net of all fees and expenses, on our U.S. Pension Plan assets of 4.05% was lower than our expected return of 6.75%, as lower-than-expected equity returns negatively impacted return-seeking assets while fixed-income assets performed as expected due to declining interest rates.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2019, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401(k)-plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the PPA pension formula will be given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

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

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Discount rate used to determine benefit obligation	3.23%	3.14%	3.85%	1.83%	1.79%	1.92%	2.81%	2.95%	3.70%
Discount rate used to determine net periodic benefit cost	3.14	3.85	4.27	1.79	1.92	2.34	2.95	3.70	4.33
Rate of increase in future compensation levels used to determine benefit obligation	5.06	5.17	5.10	2.83	2.19	2.27	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.17	5.10	4.43	2.19	2.43	2.22	—	—	—
Expected long-term rate of return on assets	6.75	6.75	6.75	2.71	3.26	3.12	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.00	4.00	4.00	2.00	2.20	2.20	—	—	—
Interest crediting rate used to determine benefit obligation	4.00	4.00	4.00	2.50	2.00	2.20	—	—	—

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

For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2021, 2020 and 2019. For 2022, we have decreased our EROA assumption to 6.50% due to the significant increase in 2021 administrative expenses payable from the pension trust due to higher Pension Benefit Guaranty Corporation (“PBGC”) variable-rate premiums (“VRP”) and based on our long-term outlook for the capital markets. The higher 2021 PBGC VRP resulted in a 25-basis point lower rate of return compared to 2020. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.9%, net of all fees and expenses, for the 15-year period ended May 31, 2021.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities, fixed-income, and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate or the Citigroup 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage portfolio risk.

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
•

Fixed income. We determine the fair value of Level 2 corporate bonds, U.S. and non-U.S. government securities and other fixed-income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2021
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$614	2%	0 - 5%	$36	$578
Equities			30 - 50
U.S. large cap equity(2)	4,038	14		1,644
International equities(2)	4,664	16		3,792	2
Global equities(2)	1,668	6
U.S. SMID cap equity	967	3		884	5
Fixed-income securities			50 - 70
Corporate	8,714	29			8,714
Government(2)	5,190	17			3,296
Mortgage-backed and other(2)	1,065	3			226
Alternative investments(2)	2,855	10	0 - 15			$537
Other	10	—		(14)	(4)
Total U.S. plan assets	$29,785	100%		$6,342	$12,817	$537
Asset Class (International Plans)
Cash and cash equivalents	$10	1%		$10
Equities
International equities(2)	123	7
Global equities(2)	335	18
Fixed-income securities
Corporate(2)	434	23
Government(2)	574	30		350
Mortgage-backed and other(2)	217	12
Other(2)	189	9		19	$36
Total international plan assets	$1,882	100%		$379	$36
(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Plan Assets at Measurement Date
	2020
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$709	3%	0 - 5%	$278	$431
Equities			30 - 50
U.S. large cap equity(2)	3,070	11		1,172
International equities(2)	3,314	12		2,738
Global equities(2)	1,350	5
U.S. SMID cap equity	673	3		673
Fixed-income securities			50 - 70
Corporate	7,983	30			7,983
Government(2)	6,928	26			4,652
Mortgage-backed and other(2)	634	2			170
Alternative investments(2)	2,264	8	0 - 15			$416
Other	53	—		57	(3)
Total U.S. plan assets	$26,978	100%		$4,918	$13,233	$416
Asset Class (International Plans)
Cash and cash equivalents	$9	1%		$9
Equities
International equities(2)	72	5
Global equities(2)	218	15
Fixed-income securities
Corporate(2)	342	23
Government(2)	510	34
Mortgage-backed and other(2)	188	12		318
Other(2)	158	10		13	$63
Total international plan assets	$1,497	100%		$340	$63

(1)	Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2021	2020
Balance at beginning of year	$416	$302
Actual return on plan assets:
Assets held during current year	41	19
Assets sold during the year	22	16
Purchases, sales and settlements	58	79
Balance at end of year	$537	$416

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2021 and a statement of the funded status as of May 31, 2021 and 2020 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Accumulated Benefit Obligation (“ABO”)	$30,455	$29,272	$2,417	$2,012
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$30,199	$26,554	$2,242	$2,301	$1,314	$1,221
Service cost	851	768	83	96	44	42
Interest cost	959	1,000	43	43	39	44
Actuarial loss (gain)	362	2,817	105	(87)	125	85
Benefits paid	(948)	(940)	(53)	(41)	(112)	(127)
Settlements	—	—	(11)	(6)	—	—
Other	—	—	202	(64)	46	49
PBO/APBO at the end of year	$31,423	$30,199	$2,611	$2,242	$1,456	$1,314
Change in Plan Assets
Fair value of plan assets at the beginning of year	$26,978	$23,320	$1,713	$1,578	$—	$—
Actual return on plan assets	3,436	3,530	114	146	—	—
Company contributions	319	1,068	142	86	64	77
Benefits paid	(948)	(940)	(53)	(41)	(112)	(127)
Settlements	—	—	(11)	(6)	—	—
Other	—	—	228	(50)	48	50
Fair value of plan assets at the end of year	$29,785	$26,978	$2,133	$1,713	$—	$—
Funded Status of the Plans	$(1,638)	$(3,221)	$(478)	$(529)	$(1,456)	$(1,314)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$231	$142	$—	$—
Current pension, postretirement healthcare and other benefit obligations	(41)	(38)	(18)	(17)	(110)	(104)
Noncurrent pension, postretirement healthcare and other benefit obligations	(1,597)	(3,183)	(691)	(654)	(1,346)	(1,210)
Net amount recognized	$(1,638)	$(3,221)	$(478)	$(529)	$(1,456)	$(1,314)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service (credit) cost and other	$(61)	$(68)	$(6)	$(7)	$—	$1

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2021
Qualified	$31,225	$29,785	$(1,440)
Nonqualified	198	—	(198)
International Plans	2,611	2,133	(478)
Total	$34,034	$31,918	$(2,116)
2020
Qualified	$30,004	$26,978	$(3,026)
Nonqualified	195	—	(195)
International Plans	2,242	1,713	(529)
Total	$32,441	$28,691	$(3,750)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2021	2020
U.S. Pension Benefits
Fair value of plan assets	$29,785	$26,978
PBO	(31,423)	(30,199)
Net funded status	$(1,638)	$(3,221)
International Pension Benefits
Fair value of plan assets	$241	$205
PBO	(950)	(876)
Net funded status	$(709)	$(671)

	ABO Exceeds the Fair Value of Plan Assets
	2021	2020
U.S. Pension Benefits
ABO(1)	$(29,083)	$(29,272)
Fair value of plan assets	28,383	26,978
PBO	(29,888)	(30,199)
Net funded status	$(1,505)	$(3,221)
International Pension Benefits
ABO(1)	$(722)	$(637)
Fair value of plan assets	206	175
PBO	(908)	(840)
Net funded status	$(702)	$(665)
(1)	ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2021	2020
Required	$—	$—
Voluntary	300	1,000
	$300	$1,000

For 2022, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $500 million to these plans in 2022.

Net periodic benefit cost for the three years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost	$851	$768	$689	$83	$96	$94	$44	$42	$35
Interest cost	959	1,000	951	43	43	49	39	44	40
Expected return on plan assets	(1,786)	(1,601)	(1,505)	(52)	(51)	(46)	—	—	—
Amortization of prior service credit	(8)	(105)	(118)	(2)	(2)	(2)	—	—	—
Actuarial (gains) losses and other	(1,288)	888	3,537	(13)	(179)	80	125	85	265
Net periodic benefit cost	$(1,272)	$950	$3,554	$59	$(93)	$175	$208	$171	$340

Amounts recognized in other comprehensive income were primarily related to amortization of prior service cost in our U.S. Pension Plans of $8 million in 2021 and $105 million in 2020 ($6 million, net of tax, in 2021 and $80 million, net of tax, in 2020).

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2022	$1,178	$55	$110
2023	1,246	57	120
2024	1,333	60	129
2025	1,417	65	137
2026	1,505	73	139
2027-2031	8,661	487	541

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 5.6% during 2022, decreasing to an annual growth rate of 4.0% in 2045 and thereafter.

NOTE 15: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, as well as certain other costs and credits not attributed to our core business, including certain costs associated with developing our innovate digitally strategic pillar. These costs are not allocated to the other business segments.

Also included in Corporate and other are the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage and global ocean and air freight forwarding. Additionally, Corporate and other includes the financial results of ShopRunner beginning December 23, 2020.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenue, depreciation and amortization, operating income (loss) and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other and eliminations	Consolidated Total
Revenue
2021	$42,078	$30,496	$7,833	$32	$3,520	$83,959
2020	35,513	22,733	7,102	22	3,847	69,217
2019	37,331	20,522	7,582	22	4,236	69,693
Depreciation and amortization
2021	$1,946	$843	$417	$462	$125	$3,793
2020	1,894	789	381	413	138	3,615
2019	1,801	728	332	355	137	3,353
Operating income (loss)
2021(1)	$2,810	$3,193	$1,005	$—	$(1,151)	$5,857
2020(2)	996	2,014	580	—	(1,173)	2,417
2019(3)	2,176	2,663	615	—	(988)	4,466
Segment assets(4)
2021	$46,356	$29,134	$7,371	$8,639	$(8,723)	$82,777
2020	41,252	24,700	6,434	7,285	(6,134)	73,537
2019	33,247	17,561	4,736	6,061	(7,202)	54,403

(1)

Includes TNT Express integration expenses of $210 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes business realignment costs of $116 million included in the FedEx Express segment.

(2)

Includes TNT Express integration expenses of $270 million. These expenses are included in “Corporate, other and eliminations” and the FedEx Express segment. Also includes noncash goodwill and other asset impairment charges of $435 million primarily related to goodwill impairment at FedEx Office and from the decision to permanently retire certain aircraft and related engines at FedEx Express.

(3)

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

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2021	$3,503	$1,446	$320	$512	$103	$5,884
2020	3,560	1,083	539	527	159	5,868
2019	3,550	808	544	440	148	5,490

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2021	2020	2019(1)
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$8,116	$7,234	$7,663
U.S. overnight envelope	1,791	1,776	1,829
U.S. deferred	4,984	4,038	4,225
Total U.S. domestic package revenue	14,891	13,048	13,717
International priority	10,317	7,354	7,405
International economy	2,632	3,082	3,446
Total international export package revenue	12,949	10,436	10,851
International domestic(2)	4,640	4,179	4,540
Total package revenue	32,480	27,663	29,108
Freight:
U.S.	3,325	2,998	3,025
International priority	3,030	1,915	2,070
International economy	1,582	1,930	2,123
International airfreight	245	270	314
Total freight revenue	8,182	7,113	7,532
Other(3)	1,416	737	691
Total FedEx Express segment	42,078	35,513	37,331
FedEx Ground segment	30,496	22,733	20,522
FedEx Freight segment	7,833	7,102	7,582
FedEx Services segment	32	22	22
Other and eliminations(4)	3,520	3,847	4,236
	$83,959	$69,217	$69,693
GEOGRAPHICAL INFORMATION(5)
Revenue:
U.S.	$58,792	$48,404	$47,584
International:
FedEx Express segment	23,085	19,177	20,424
FedEx Ground segment	735	479	467
FedEx Freight segment	190	192	207
FedEx Services segment	1	1	1
Other	1,156	964	1,010
Total international revenue	25,167	20,813	22,109
	$83,959	$69,217	$69,693
Noncurrent assets:
U.S.	$49,407	$45,691	$33,189
International	12,790	11,463	8,128
	$62,197	$57,154	$41,317

(1)	Prior year amounts have been revised to conform to the current year presentation.
(2)	International domestic revenue relates to our intra-country operations.
(3)	Includes the operations of FedEx Custom Critical beginning March 1, 2020 and FedEx Cross Border beginning June 1, 2020.
(4)	Includes the FedEx Office and FedEx Logistics operating segments, as well as the financial results of ShopRunner beginning December 23, 2020.
(5)

International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, goodwill and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2021	2020	2019
Cash payments for:
Interest (net of capitalized interest)	$819	$639	$617
Income taxes	$1,374	$389	$407
Income tax refunds received	(55)	(353)	(36)
Cash tax payments, net	$1,319	$36	$371

NOTE 17: GUARANTEES AND INDEMNIFICATIONS

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

NOTE 18: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2021 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2022	$1,898	$1,025	$2,923
2023	2,567	711	3,278
2024	1,017	512	1,529
2025	479	404	883
2026	432	347	779
Thereafter	2,325	252	2,577
Total	$8,718	$3,251	$11,969
(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2021, our obligation to purchase six Boeing 777 Freighter (“B777F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs underway that are supported by the purchase of B777F and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2021, we had $948 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2021, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2022	9	9	13	4	35
2023	12	6	13	2	33
2024	12	6	4	4	26
2025	12	6	—	2	20
2026	5	1	—	—	6
Thereafter	—	—	—	—	—
Total	50	28	30	12	120

On June 22, 2021, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

NOTE 19: CONTINGENCIES

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

Derivative Lawsuit Related to New York Cigarette Litigation. On October 3, 2019, FedEx and certain present and former FedEx directors and officers were named as defendants in a stockholder derivative lawsuit filed in the Delaware Court of Chancery. The complaint alleges the defendants breached their fiduciary duties in connection with the activities alleged in lawsuits filed by the City of New York and the State of New York against FedEx Ground in December 2013 and November 2014 and against FedEx Ground and FedEx Freight in July 2017. The underlying lawsuits related to the alleged shipment of cigarettes to New York residents in contravention of several statutes, as well as common law nuisance claims, and were dismissed by the court in December 2018 following entry into a final settlement agreement for approximately $35 million. The settlement did not include any admission of liability by FedEx Ground or FedEx Freight. In addition to the settlement amount, we recognized approximately $10 million for certain attorney’s fees in connection with the underlying lawsuits. On June 28, 2021, the stockholder derivative lawsuit was dismissed with prejudice. Any appeal of the dismissal must be made by July 28, 2021.

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

NOTE 20: RELATED PARTY TRANSACTIONS

During 2021, our Chairman of the Board and Chief Executive Officer, Frederick W. Smith, sold his approximate 10% ownership interest in the Washington, D.C. National Football League professional football team, and Mr. Smith is no longer a member of its board of directors. FedEx has a multi-year naming rights agreement with Washington Football, Inc. granting us certain marketing rights, including the right to name the stadium where the team plays and other events are held “FedExField.”

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2021 (the end of the period covered by this Annual Report).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance and legal employees continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export control and sanctions laws, rules and regulations. On April 15, 2021, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) designated Positive Technologies, a Russian company, on the List of Specially Designated Nationals and Blocked Persons (“SDN List”) pursuant to Executive Order 13382. We timely identified this company as a customer of TNT Express Worldwide (CIS) Limited Liability Company, a subsidiary of FedEx Express in Russia, and initiated termination of our customer relationship with Positive Technologies in accordance with our internal policies and procedures. While this termination was pending, two shipments of printed documents from Positive Technologies were picked up on April 21 and 23, 2021, respectively, and delivered to Kazakhstan by TNT Express Worldwide (CIS) Limited Liability Company. Additionally, one shipment of printed documents from Positive Technologies was picked up on April 14, 2021 and returned to the sender for operational reasons on April 22, 2021. While these activities were in compliance with applicable laws, including the sanctions regulations administered by OFAC, they require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934. These shipments resulted in aggregate revenue of 7,354 Rubles (approximately €80 or $100), and aggregate profit of 2,989 Rubles (approximately €30 or $40). TNT Express Worldwide (CIS) Limited Liability Company has completed its wind down of the customer relationship and will not be accepting future shipments to or from Positive Technologies.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on September 27, 2021, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on September 27, 2021, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on September 27, 2021, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on September 27, 2021, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2021 and 2020 and the Audit Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2021 annual meeting of stockholders, which will be held on September 27, 2021, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 19, 2021 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 19, 2021 thereon, is presented on pages 130 through 131 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2019, and incorporated herein by reference.)

Long-Term Debt Instruments

* 4.1	Description of Capital Stock and Debt Securities.

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

4.4	Form of 3.875% Note due 2042. (Included in Exhibit 4.5 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference.)

4.5

Supplemental Indenture No. 4, dated as of April 11, 2013, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.6	Form of 4.10% Note due 2043. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2013, and incorporated herein by reference.)

4.7

Supplemental Indenture No. 5, dated as of January 9, 2014, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.8	Form of 4.900% Note due 2034. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.9	Form of 5.100% Note due 2044. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2014, and incorporated herein by reference.)

4.10

Supplemental Indenture No. 6, dated as of January 9, 2015, between FedEx, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.11	Form of 3.900% Note due 2035. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.12	Form of 4.100% Note due 2045. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.13	Form of 4.500% Note due 2065. (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed January 9, 2015, and incorporated herein by reference.)

4.14

Indenture, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.15

Supplemental Indenture No. 1, dated as of October 23, 2015, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.16	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.17

Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.18	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.19	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.20

Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.21	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.22

Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.23	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.24

Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.25	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.26	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.27

Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.28	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.29	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.30

Supplemental Indenture No. 9, dated as of July 24, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.31	Form of 3.100% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.32

Supplemental Indenture No. 10, dated as of August 5, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.33	Form of 0.450% Note due 2025. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.34	Form of 1.300% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.35

Supplemental Indenture No. 11, dated as of April 7, 2020, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.36	Form of 4.250% Note due 2030. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.37	Form of 5.250% Note due 2050. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.38

Pass Through Trust Agreement, dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed August 13, 2020 (the “August 13, 2020 Form 8-K”), and incorporated herein by reference.)

4.39

Trust Supplement No. 2020-1AA, dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement dated as of August 13, 2020. (Filed as Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.40	Guarantee of FedEx dated August 13, 2020. (Filed as Exhibit 4.3 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.41	Form of Pass Through Trust Certificate, Series 2020-1AA. (Included in Exhibit A to Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.42

Intercreditor Agreement, dated as of August 13, 2020, among Wilmington Trust Company, as Trustee of the FedEx Pass Through Trust 2020-1AA, BNP Paribas, acting through its New York Branch, as Liquidity Provider, and Wilmington Trust Company, as Subordination Agent. (Filed as Exhibit 4.5 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.43

Revolving Credit Agreement (2020-1AA), dated as of August 13, 2020, between Wilmington Trust Company, as Subordination Agent, agent and trustee for the trustee of the FedEx Pass Through Trust 2020-1AA and as Borrower, and BNP Paribas, acting through its New York Branch, as Liquidity Provider. (Filed as Exhibit 4.6 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

*** †4.44

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

**** †4.45

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

***4.46

Indenture and Security Agreement (N126FE), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

****4.47

Indenture and Security Agreement (N869FD), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.10 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.48	Form of Series 2020-1AA Equipment Notes. (Included in Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)
4.49

Supplemental Indenture No. 12, dated as of April 29, 2021, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.50	Form of 2.400% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.51	Form of 3.250% Note due 2041. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.52

Supplemental Indenture No. 13, dated as of May 4, 2021, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.53	Form of 0.450% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.54	Form of 0.950% Note due 2033. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

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

**10.13

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

**10.16

Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.17

Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY09 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.18

Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.17 to FedEx’s FY09 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.19

Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.20

Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.22 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.21

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

**10.22

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

**10.23

Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.24

Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.26 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.25

Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY12 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.26

Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.27

Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.28

Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.29

Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.30

Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.25 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.31

Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.32

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.33

Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.11 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.34

Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.8 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.35

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.9 to FedEx’s FY18 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.36

Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY18 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.37

Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.8 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.38

Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.39

Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY19 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.40

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

^10.43

Supplemental Agreement No. 32 (and related side letters) dated as of February 28, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.10 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

* ^10.44	Letter Agreement dated as of May 25, 2021, amending the Boeing 777 Freighter Purchase Agreement.

**10.45	The Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY12 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.46

Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.47

Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY13 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.48

Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY13 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.49

Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY14 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.50

Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY15 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.51

Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY15 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.52

Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY16 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.53

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY16 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.54

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.55

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY17 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

**10.56

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.40 to FedEx’s FY17 Annual Report on Form 10-K, and incorporated herein by reference.)

**10.57

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY19 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.58

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

^10.60

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

† ^10.61

Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.62

Letter Agreement dated as of July 9, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.63

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

^10.65

Letter Agreement dated as of January 30, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.66

Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.67

Supplemental Agreement No. 15 (and related side letters) dated as of June 25, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

* ^10.68	Letter Agreement dated as of May 28, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement.

Financing Agreements

* †10.69	Second Amended and Restated Five-Year Credit Agreement dated as of March 16, 2021, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

* †10.70	364-Day Credit Agreement dated as of March 16, 2021, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

Management Contracts/Compensatory Plans or Arrangements

10.71	FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.72

Form of Stock Option Agreement pursuant to the FedEx 2002 Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-100572 on Form S-8, and incorporated herein by reference.)

10.73

Amendment to the 1995, 1997, 1999 and 2002 Stock Incentive Plans and the 2001 Restricted Stock Plan. (Filed as Exhibit 10.3 to FedEx’s FY04 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.74	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.75

Amendment to the FedEx Incentive Stock Plan, as amended, and the 1997, 1999 and 2002 Stock Incentive Plans. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.76

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.77

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.78

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.79

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.80

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, as amended, the 2001 Restricted Stock Plan, as amended, and the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.81

Amendments to the 1993, 1995, 1997, 1999 and 2002 Stock Incentive Plans, the 2001 Restricted Stock Plan and the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.82

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.83

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.84

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.85

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.86

FedEx 2019 Omnibus Stock Incentive Plan (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.87

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.88

Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.89

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.90

Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.91

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.92	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 15, 2020. (Filed as Exhibit 10.5 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.93	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.94	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.95

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Mark R. Allen, Jill C. Brannon, Brie A. Carere, Robert B. Carter, Donald F. Colleran, Michael C. Lenz, Lance D. Moll, John A. Smith and Rajesh Subramaniam. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

Other Exhibits

*21	Subsidiaries of Registrant.

*22	List of Guarantor Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

***99.1	Schedule I related to the FedEx Express Pass Through Certificates, Series 2020-1AA (the “Certificates”). (Filed as Exhibit 99.1 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

****99.2	Schedule II related to the Certificates. (Filed as Exhibit 99.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

*101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

*	Filed herewith.

**

Confidential treatment has been granted for confidential commercial and financial information in this exhibit identified by brackets, pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

***

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

****

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

FEDEX CORPORATION

Dated: July 19, 2021	By:	/s/ Frederick W. Smith
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

Signature	Capacity	Date

/s/ Frederick W. Smith	Chairman and Chief Executive	July 19, 2021
Frederick W. Smith	Officer and Director (Principal Executive Officer)

/s/ Michael C. Lenz	Executive Vice President and	July 19, 2021
Michael C. Lenz	Chief Financial Officer (Principal Financial Officer)

/s/ John L. Merino	Corporate Vice President and Principal	July 19, 2021
John L. Merino	Accounting Officer (Principal Accounting Officer)

/s/ Marvin R. Ellison	Director	July 19, 2021
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 19, 2021
Susan Patricia Griffith

/s/ Kimberly A. Jabal	Director	July 19, 2021
Kimberly A. Jabal

/s/ Shirley Ann Jackson	Director	July 19, 2021
Shirley Ann Jackson

/s/ R. Brad Martin	Director	July 19, 2021
R. Brad Martin

/s/ Joshua Cooper Ramo	Director	July 19, 2021
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 19, 2021
Susan C. Schwab

Signature	Capacity	Date

/s/ David P. Steiner	Director	July 19, 2021
David P. Steiner

/s/ Rajesh Subramaniam	Director	July 19, 2021
Rajesh Subramaniam

/s/ Paul S. Walsh	Director	July 19, 2021
Paul S. Walsh

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2021 and 2020, and for each of the three years in the period ended May 31, 2021, and have issued our report thereon dated July 19, 2021 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 19, 2021

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2021, 2020 AND 2019

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2021	$175	$577	$—		$394	(a)	$358
2020	121	442	—		388	(a)	175
2019	199	295	—		373	(a)	121
Allowance for Revenue Adjustments
2021	$215	$—	$1,892	(b)	$1,723	(c)	$384
2020	179	—	1,286	(b)	1,250	(c)	215
2019	202	—	1,192	(b)	1,215	(c)	179
Inventory Valuation Allowance:
2021	$335	$38	$—		$24		$349
2020	335	33	—		33		335
2019	268	28	75		36		335
(a)	Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)	Principally charged against revenue.
(c)	Service failures, rebills and other.