Form 10-Q
period 2021-08-31
FEDEX CORP
filed 2021-09-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 1-15829

FedEx Corporation

(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
0.450% Notes due 2025	FDX 25A	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange
0.450% Notes due 2029	FDX 29A	New York Stock Exchange
1.300% Notes due 2031	FDX 31	New York Stock Exchange
0.950% Notes due 2033	FDX 33	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 17, 2021
Common Stock, par value $0.10 per share	265,650,056

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2021 and May 31, 2021	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2021 and 2020	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2021 and 2020	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2021 and 2020	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three Months Ended August 31, 2021 and 2020	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	18
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	19
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	40
ITEM 4. Controls and Procedures	40

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	41
ITEM 1A. Risk Factors	41
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 5. Other Information	42
ITEM 6. Exhibits	43
Signature	44

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2021 (Unaudited)	May 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,853	$7,087
Receivables, less allowances of $790 and $742	11,125	12,069
Spare parts, supplies, and fuel, less allowances of $348 and $349	577	587
Prepaid expenses and other	991	837
Total current assets	19,546	20,580
PROPERTY AND EQUIPMENT, AT COST	71,542	70,077
Less accumulated depreciation and amortization	35,061	34,325
Net property and equipment	36,481	35,752
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	15,414	15,383
Goodwill	6,843	6,992
Other assets	3,764	4,070
Total other long-term assets	26,021	26,445
	$82,048	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2021 (Unaudited)	May 31, 2021
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	125	146
Accrued salaries and employee benefits	2,200	2,903
Accounts payable	3,822	3,841
Operating lease liabilities	2,263	2,208
Accrued expenses	4,500	4,562
Total current liabilities	12,910	13,660
LONG-TERM DEBT, LESS CURRENT PORTION	20,554	20,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,969	3,927
Pension, postretirement healthcare, and other benefit obligations	3,451	3,501
Self-insurance accruals	2,484	2,430
Operating lease liabilities	13,382	13,375
Other liabilities	977	983
Total other long-term liabilities	24,263	24,216
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2021 and May 31, 2021	32	32
Additional paid-in capital	3,610	3,481
Retained earnings	30,462	29,817
Accumulated other comprehensive loss	(881)	(732)
Treasury stock, at cost	(8,902)	(8,430)
Total common stockholders’ investment	24,321	24,168
	$82,048	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2021	2020
REVENUE	$22,003	$19,321
OPERATING EXPENSES:
Salaries and employee benefits	7,776	6,852
Purchased transportation	5,659	4,977
Rentals and landing fees	1,133	936
Depreciation and amortization	971	926
Fuel	1,009	565
Maintenance and repairs	869	806
Business realignment costs	67	—
Other	3,121	2,669
	20,605	17,731
OPERATING INCOME	1,398	1,590
OTHER (EXPENSE) INCOME:
Interest, net	(160)	(184)
Other retirement plans income	216	201
Other, net	3	(1)
	59	16
INCOME BEFORE INCOME TAXES	1,457	1,606
PROVISION FOR INCOME TAXES	345	361
NET INCOME	$1,112	$1,245
EARNINGS PER COMMON SHARE:
Basic	$4.17	$4.75
Diluted	$4.09	$4.72
DIVIDENDS DECLARED PER COMMON SHARE	$1.50	$1.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2021	2020
NET INCOME	$1,112	$1,245
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $0 in 2021 and $2 in 2020	(147)	129
Amortization of prior service credit, net of tax benefit of $0 in 2021 and $1 in 2020	(2)	(2)
	(149)	127
COMPREHENSIVE INCOME	$963	$1,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2021	2020
Operating Activities:
Net income	$1,112	$1,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	971	926
Provision for uncollectible accounts	117	143
Stock-based compensation	69	75
Other noncash items including leases and deferred income taxes	884	531
Business realignment costs	36	—
Changes in assets and liabilities:
Receivables	726	(387)
Other assets	(171)	(30)
Accounts payable and other liabilities	(1,616)	198
Other, net	(44)	(50)
Cash provided by operating activities	2,084	2,651
Investing Activities:
Capital expenditures	(1,570)	(1,424)
Proceeds from asset dispositions and other	20	6
Cash used in investing activities	(1,550)	(1,418)
Financing Activities:
Principal payments on debt	(64)	(45)
Proceeds from debt issuances	—	959
Proceeds from stock issuances	84	82
Dividends paid	(200)	(170)
Purchase of treasury stock	(549)	—
Other, net	(1)	(1)
Cash (used in) provided by financing activities	(730)	825
Effect of exchange rate changes on cash	(38)	15
Net (decrease) increase in cash and cash equivalents	(234)	2,073
Cash and cash equivalents at beginning of period	7,087	4,881
Cash and cash equivalents at end of period	$6,853	$6,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31,
	2021	2020
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	3,481	3,356
Employee incentive plans and other	129	19
Ending Balance	3,610	3,375
Retained Earnings
Beginning Balance	29,817	25,216
Net Income	1,112	1,245
Cash dividends declared ($1.50 and $1.30 per share)	(400)	(341)
Employee incentive plans and other	(67)	(12)
Ending Balance	30,462	26,108
Accumulated Other Comprehensive Income
Beginning Balance	(732)	(1,147)
Other comprehensive income, net of tax benefit of $0 and $3	(149)	127
Ending Balance	(881)	(1,020)
Treasury Stock
Beginning Balance	(8,430)	(9,162)
Purchase of treasury stock (1.9 and 0.0 million shares)	(549)	—
Employee incentive plans and other (0.6 and 1.0 million shares)	77	129
Ending Balance	(8,902)	(9,033)
Total Common Stockholders’ Investment Balance	$24,321	$19,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2021 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2021, and the results of our operations for the three-month periods ended August 31, 2021 and 2020, cash flows for the three-month periods ended August 31, 2021 and 2020, and changes in common stockholders’ investment for the three-month periods ended August 31, 2021 and 2020. Operating results for the three-month period ended August 31, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2022 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit shipments totaled $718 million and $715 million at August 31, 2021 and May 31, 2021, respectively. Contract assets net of deferred unearned revenue were $514 million and $572 million at August 31, 2021 and May 31, 2021, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $11 million and $9 million at August 31, 2021 and May 31, 2021, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended
	2021	2020
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,170	$1,861
U.S. overnight envelope	482	426
U.S. deferred	1,231	1,096
Total U.S. domestic package revenue	3,883	3,383
International priority	2,839	2,317
International economy	669	616
Total international export package revenue	3,508	2,933
International domestic(1)	1,114	1,088
Total package revenue	8,505	7,404
Freight:
U.S.	775	833
International priority	873	653
International economy	414	371
International airfreight	47	75
Total freight revenue	2,109	1,932
Other	352	311
Total FedEx Express segment	10,966	9,647
FedEx Ground segment	7,677	7,040
FedEx Freight segment	2,251	1,826
FedEx Services segment	35	8
Other and eliminations(2)	1,074	800
	$22,003	$19,321
(1)	International domestic revenue relates to our international intra-country operations.
(2)

Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks, Inc. (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segments. The financial results of FedEx Dataworks are included in the period ended August 31, 2021.

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

Our stock-based compensation expense was $69 million for the three-month period ended August 31, 2021 and $75 million for the three-month period ended August 31, 2020. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

We incurred costs during the first quarter of 2022 of $67 million ($52 million, net of tax, or $0.19 per diluted share) associated with our business realignment activities. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $31 million in the first quarter of 2022. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans. For additional information about the business realignment costs, see the section titled “Business Realignment Costs” included in Item 2 of this Form 10-Q (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of August 31, 2021, we had €215 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of August 31, 2021, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference to be discontinued because of reference rate reform. The expedients and exceptions provided in ASU 2020-04 are optional and may be elected over time individually or in aggregate, through December 31, 2022, as reference rate reform activities occur. Any expedients and exceptions elected must be applied prospectively for all eligible contract modifications. We have not adopted any of the optional expedients or exceptions as of August 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions, as well as the impact on our consolidated financial statements and related disclosures, during the effective period as circumstances evolve.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends lease classification requirements for lessors to align with practice under Topic 840. These changes will be effective June 1, 2022 (fiscal 2023). We expect this new guidance will have minimal impact on our financial reporting.

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

During the first quarter of 2022, we repurchased 1.9 million shares of FedEx common stock at an average price of $287.51 per share for a total of $549 million. As of August 31, 2021, 3.2 million shares remained available for repurchase under the stock repurchase authorization.

DIVIDENDS DECLARED PER COMMON SHARE. On August 13, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share of common stock. The dividend will be paid on October 1, 2021 to stockholders of record as of the close of business on September 3, 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

(2) Credit Losses

We are exposed to credit losses primarily through our trade receivables. We assess ability for certain customers to pay by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecasted information, including underlying economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs and collections information and underlying economic expectations.

Credit losses were $117 million for the three-month period ended August 31, 2021 and $143 million for the three-month period ended August 31, 2020. Our allowance for credit losses was $346 million at August 31, 2021 and $358 million at May 31, 2021.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2021	2020
Foreign currency translation loss:
Balance at beginning of period	$(785)	$(1,207)
Translation adjustments	(147)	129
Balance at end of period	(932)	(1,078)
Retirement plans adjustments:
Balance at beginning of period	53	60
Reclassifications from AOCI	(2)	(2)
Balance at end of period	51	58
Accumulated other comprehensive (loss) at end of period	$(881)	$(1,020)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2021	2020
Amortization of retirement plans prior service credits, before tax	$2	$3	Other retirement plans income
Income tax benefit	—	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$2	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at August 31, 2021. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. As of August 31, 2021, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of August 31, 2021 on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.98 to 1.0 at August 31, 2021.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $20.2 billion at August 31, 2021 and $20.7 billion at May 31, 2021, compared with estimated fair values of $23.8 billion at August 31, 2021 and $23.1 billion at May 31, 2021. The annualized weighted-average interest rate on long-term debt was 3.5% at August 31, 2021. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2021	2020
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,110	$1,243
Weighted-average common shares	266	262
Basic earnings per common share	$4.17	$4.75
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,110	$1,243
Weighted-average common shares	266	262
Dilutive effect of share-based awards	5	1
Weighted-average diluted shares	271	263
Diluted earnings per common share	$4.09	$4.72
Anti-dilutive options excluded from diluted earnings per common share	2.7	9.0

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2021	2020
Defined benefit pension plans, net	$(3)	$25
Defined contribution plans	180	159
Postretirement healthcare plans	22	21
	$199	$205

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Service cost	$208	$213	$15	$23	$12	$11
Other retirement plans expense (income):
Interest cost	256	240	12	10	10	10
Expected return on plan assets	(478)	(446)	(14)	(12)	—	—
Amortization of prior service credit and other	(2)	(2)	—	(1)	—	—
	(224)	(208)	(2)	(3)	10	10
	$(16)	$5	$13	$20	$22	$21

For 2022, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made no voluntary contributions to our U.S. Pension Plans during the first quarter of 2022.

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We will introduce an all-401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the Portable Pension Account (“PPA”) pension formula were given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher company match of up to 8%. Changes to the new 401(k) plan structure will become effective beginning January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally, under the respected FedEx brand. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation, small-package ground delivery, and freight transportation)
FedEx Custom Critical, Inc. (time-critical transportation) FedEx Cross Border Holdings, Inc. (cross-border e-commerce technology and e-commerce transportation solutions)
FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and back-office functions)

References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

FedEx Services Segment

The FedEx Services segment operates combined sales, marketing, administrative, and information-technology functions in shared services operations for U.S. customers of our major business units and certain back-office support to our operating segments which allows us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported by FedEx Express in their natural expense line items.

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

Corporate, Other, and Eliminations

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our innovate digitally strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

Also included in corporate and other is the FedEx Office operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding.

The results of Corporate, other, and eliminations are not allocated to the other business segments.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2021	2020
Revenue:
FedEx Express segment	$10,966	$9,647
FedEx Ground segment	7,677	7,040
FedEx Freight segment	2,251	1,826
FedEx Services segment	35	8
Other and eliminations	1,074	800
	$22,003	$19,321
Operating income (loss):
FedEx Express segment	$567	$710
FedEx Ground segment	671	834
FedEx Freight segment	390	274
Corporate, other, and eliminations	(230)	(228)
	$1,398	$1,590

(8) Commitments

As of August 31, 2021, our purchase commitments under various contracts for the remainder of 2022 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2022 (remainder)	$1,116	$840	$1,956
2023	2,593	750	3,343
2024	1,916	563	2,479
2025	1,365	423	1,788
2026	430	357	787
Thereafter	2,307	252	2,559
Total	$9,727	$3,185	$12,912

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2021, our obligation to purchase three Boeing 777 Freighter (“B777F”) aircraft and two Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2022, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

As of August 31, 2021, we had $769 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2021 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2022 (remainder)	9	8	7	2	26
2023	12	6	13	2	33
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	5	1	—	—	6
Thereafter	—	—	—	—	—
Total	50	27	44	10	131

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of August 31, 2021 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2022 (remainder)	$195	$1,829	$2,024	$67	$2,091
2023	194	2,345	2,539	25	2,564
2024	102	2,076	2,178	28	2,206
2025	69	1,822	1,891	23	1,914
2026	61	1,583	1,644	22	1,666
Thereafter	184	7,632	7,816	704	8,520
Total lease payments	805	17,287	18,092	869	18,961
Less imputed interest	(60)	(2,387)	(2,447)	(365)	(2,812)
Present value of lease liability	$745	$14,900	$15,645	$504	$16,149

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of August 31, 2021, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.6 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2022 to 2023.

(9) Contingencies

Service Provider Lawsuits. FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as a joint employer of drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain wage payments from the service providers and FedEx Ground and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses.

Derivative Lawsuit Related to New York Cigarette Litigation. On October 3, 2019, FedEx and certain present and former FedEx directors and officers were named as defendants in a stockholder derivative lawsuit filed in the Delaware Court of Chancery. The complaint alleges the defendants breached their fiduciary duties in connection with the activities alleged in lawsuits filed by the City of New York and the State of New York against FedEx Ground in December 2013 and November 2014 and against FedEx Ground and FedEx Freight in July 2017. The underlying lawsuits related to the alleged shipment of cigarettes to New York residents in contravention of several statutes, as well as common law nuisance claims, and were dismissed by the court in December 2018 following entry into a final settlement agreement for approximately $35 million. The settlement did not include any admission of liability by FedEx Ground or FedEx Freight. In addition to the settlement amount, we recognized approximately $10 million for certain attorney’s fees in connection with the underlying lawsuits. On June 28, 2021, the stockholder derivative lawsuit was dismissed with prejudice. The dismissal was appealed on July 28, 2021.

Other Matters. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime, or were not provided work breaks or other benefits, as well as lawsuits containing allegations that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2021	2020
Cash payments for:
Interest (net of capitalized interest)	$150	$182
Income taxes	$92	$134
Income tax refunds received	(16)	(11)
Cash tax payments, net	$76	$123

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2021, the related condensed consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the three-month periods ended August 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2021 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 21, 2021

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, contractual cash obligations, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2021 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

Many of our operating expenses are directly impacted by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends impacting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor, and security), insurance, and professional fees.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2022 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2021	2020	Change
Revenue	$22,003	$19,321	14
Operating income (loss):
FedEx Express segment	567	710	(20)
FedEx Ground segment	671	834	(20)
FedEx Freight segment	390	274	42
Corporate, other, and eliminations	(230)	(228)	(1)
Consolidated operating income	1,398	1,590	(12)
Operating margin:
FedEx Express segment	5.2%	7.4%	(220)	bp
FedEx Ground segment	8.7%	11.8%	(310)	bp
FedEx Freight segment	17.3%	15.0%	230	bp
Consolidated operating margin	6.4%	8.2%	(180)	bp
Consolidated net income	$1,112	$1,245	(11)
Diluted earnings per share	$4.09	$4.72	(13)

	Year-over-Year Changes
	Revenue	Operating Results
FedEx Express segment	$1,319	$(143)
FedEx Ground segment	637	(163)
FedEx Freight segment	425	116
FedEx Services segment	27	—
Corporate, other, and eliminations	274	(2)
	$2,682	$(192)

Overview

Our results for the first quarter of 2022 reflect higher operating expenses related to labor market challenges that disrupted global supply chains. The constrained labor market impacted the availability and cost of labor resulting in network inefficiencies, higher wage rates, and higher purchased transportation costs. In addition, higher self-insurance expenses primarily due to increased utilization of healthcare benefits postponed from 2021 due to the coronavirus (“COVID-19”) pandemic negatively impacted our first quarter 2022 results. In response to market conditions, we implemented various pricing initiatives resulting in yield improvement in the first quarter of 2022. Results were positively impacted by a mix shift from our residential to our higher yielding commercial services in the first quarter of 2022 due to changes in business and consumer behavior resulting from the ongoing recovery from the COVID-19 pandemic. In addition, our net fuel position across all of our transportation segments positively impacted operating income in the first quarter of 2022.

Our first quarter 2022 results include business realignment costs of $67 million ($52 million, net of tax, or $0.19 per diluted share) associated with our workforce reduction plan in Europe announced in January 2021. See the “Business Realignment Costs” section of this MD&A for more information.

We incurred TNT Express integration expenses totaling $29 million ($23 million, net of tax, or $0.08 per diluted share) in the first quarter of 2022, a $20 million decrease from the first quarter of 2021. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees and other operating expenses. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. Integration expenses do not include costs associated with our business realignment activities (discussed above).

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

(1)

International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.

(2)

Ground commercial average daily package volume is calculated on a 5-day-per-week basis, while home delivery and economy average daily package volumes are calculated on a 7-day-per-week basis. Prior year statistical information has been revised to conform to the current year presentation.

(3)	International average daily freight pounds relate to our international priority, economy, and airfreight services.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$20.00
$19.00
$18.00
$17.00
$16.00
$17.48
$17.54
$17.66
$18.44
$18.79
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022

FedEx Express
International(1)
Revenue per Package - Yield
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$47.18
$48.17
$49.49
$51.05
$52.18
$7.28
$7.27
$7.96
$8.39
$8.56
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield
$2.00
$1.50
$1.00
$0.50
$-
$1.45
$1.33
$1.40
$1.48
$1.48
$0.90
$0.90
$0.99
$1.05
$1.05
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
U.S.
International(2)

FedEx Ground
Revenue per Package - Yield
$12.00
$11.00
$10.00
$9.00
$8.00
$9.33
$9.42
$9.72
$10.31
$10.29
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022

FedEx Freight
Revenue per Shipment
$350.00
$330.00
$310.00
$290.00
$270.00
$250.00
$302.74
$313.35
$315.11
$322.26
$333.02
$259.90
$264.05
$275.44
$279.51
$290.92
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Economy
Priority

(1)	International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.

(2)	International revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue increased 14% in the first quarter of 2022 primarily due to volume growth, yield improvement, and higher fuel surcharges across all of our transportation segments.

Revenue at FedEx Express increased 14% in the first quarter of 2022 due to international export and U.S. domestic package volume growth, increased international and U.S. domestic package yield, and favorable exchange rates. At FedEx Ground, revenue increased 9% in the first quarter of 2022 primarily due to yield improvement and commercial volume growth. We experienced a shift to higher yielding ground commercial services in the first quarter of 2022 as business and consumer behaviors changed due to ongoing recovery from the COVID-19 pandemic. FedEx Freight revenue increased 23% in the first quarter of 2022 primarily due to increased average daily shipments and higher revenue per shipment.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent	Percent of Revenue
	2021	2020	Change	2021	2020
Operating expenses:
Salaries and employee benefits	$7,776	$6,852	13	35.3%	35.5%
Purchased transportation	5,659	4,977	14	25.7	25.8
Rentals and landing fees	1,133	936	21	5.1	4.8
Depreciation and amortization	971	926	5	4.4	4.8
Fuel	1,009	565	79	4.6	2.9
Maintenance and repairs	869	806	8	4.0	4.2
Business realignment costs	67	—	NM	0.3	—
Other	3,121	2,669	17	14.2	13.8
Total operating expenses	20,605	17,731	16	93.6	91.8
Operating income	$1,398	$1,590	(12)	6.4%	8.2%

Our results declined in the first quarter of 2022 primarily due to the constrained labor market, which impacted labor availability and resulted in network inefficiencies, higher wage rates, and higher purchased transportation costs. Improved yield across all of our transportation segments and a mix shift to our higher yielding commercial services positively impacted our results in the first quarter of 2022.

Salaries and employee benefits expense increased 13% in the first quarter of 2022 primarily due to volume growth, increased utilization of healthcare benefits, and higher labor costs. Purchased transportation costs increased 14% in the first quarter of 2022 primarily due to the challenging labor market resulting in higher rates at FedEx Ground, as well as higher volumes at FedEx Express and FedEx Freight. Other operating expenses increased 17% in the first quarter of 2022 primarily due to volume-related expenses and higher self-insurance accruals. Rentals and landing fees expense increased 21% in the first quarter of 2022 primarily driven by increased vehicle and aircraft leases at FedEx Express and network expansion at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of vehicle and jet fuel per gallon for the five most recent quarters:

Average Fuel Cost per Gallon
$4.00
$3.00
$2.00
$1.00
$-
$2.10
$2.23
$2.55
$2.92
$3.10
$1.15
$1.22
$1.54
$1.85
$2.04
Q1 2021
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Vehicle
Jet

Fuel expense increased 79% in the first quarter of 2022 due to higher fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the impact of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the impact of fuel on our business. In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the first quarters of 2022 and 2021 in the accompanying discussion of each of our transportation segments.

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

The net impact of fuel had a moderate benefit to operating income in the first quarter of 2022 as higher fuel surcharges outpaced increased fuel prices.

Business Realignment Costs

In 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will impact 5,500 and 6,300 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur over an 18-month period in accordance with local country processes and regulations.

We incurred costs during the first quarter of 2022 of $67 million ($52 million, net of tax, or $0.19 per diluted share) associated with our business realignment activities. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $31 million in the first quarter of 2022. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

Income Taxes

Our effective tax rate was 23.7% for the first quarter of 2022, compared to 22.5% for the first quarter of 2021. The 2021 tax rate was favorably impacted by changes in our corporate legal entity structure, including the tax status of certain foreign entities.

We are subject to taxation in the United States and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2016 through 2019 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $215 million through the first quarter of 2022 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

We anticipate yield and volume growth to drive improved revenue and operating income across our transportation segments for 2022. However, we expect costs associated with the challenging labor market, including increased purchased transportation costs, higher labor costs, and network inefficiencies, to continue to pressure operating profit growth during the remainder of 2022. We expect labor challenges to begin to subside in the second half of 2022.

We expect global constraints resulting from the COVID-19 pandemic to continue to drive strong demand for international export shipments for the remainder of 2022. In addition, as business and consumer behavior changes in response to the ongoing recovery from the COVID-19 pandemic, we anticipate elevated demand for higher yielding commercial services to continue for the remainder of 2022. We will continue managing network capacity based on customer demand levels, flexing our network as needed to align with volumes and operating conditions.

We will continue to optimize our FedEx Ground seven-day-per-week residential delivery network capacity to meet evolving customer needs. In addition, we will continue to focus on last-mile delivery optimization by directing certain U.S. day-definite FedEx Express shipments into the FedEx Ground network to increase efficiency and lower our cost-to-serve. We also are focused on improving revenue quality and lowering costs through advanced technology aimed at improving productivity and safety.

We expect to complete the final phase of FedEx Express and TNT Express international air network interoperability in early calendar 2022 allowing us to leverage the capabilities that TNT Express adds to our portfolio, which is expected to improve our European revenue and profitability.

We expect to incur approximately $120 million of integration expenses in the remainder of 2022 in the form of professional fees, other operating expenses, and outside service contracts. We expect the aggregate integration program expenses to be approximately $1.8 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022.

We will continue to execute initiatives in addition to the physical network integration to further transform and optimize the FedEx Express international business, particularly in Europe, for the remainder of 2022. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability, and improving service levels. We expect to incur additional costs, over multiple years, including transformation costs and capital investments related to these actions. As part of this strategy, in 2021 we announced a workforce reduction plan in Europe. We expect the pre-tax cost of the severance benefits to be provided under the plan to range from $300 million to $575 million in cash expenditures through fiscal 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. See the “Business Realignment Costs” section of this MD&A for additional information.

We expect continued uncertainty in our business and the global economy due to the duration and spread of the COVID-19 pandemic, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks and variant strains, the resulting effects on the economic conditions in the global markets in which we operate, the future rate of e-commerce growth, and the timeline for recovery of passenger airline cargo capacity.

Our expectations for the remainder of 2022 are dependent on key external factors, including no further weakening of global economic conditions or additional shut-downs related to the COVID-19 pandemic, gradual improvement in labor availability beginning in the second half of 2022, current fuel price expectations, and no additional adverse developments in international trade policies and relations.

Other Outlook Matters. For details on key 2022 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

See “Forward-Looking Statements” and Part II, Item 1A “Risk Factors” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

RECENT ACCOUNTING GUIDANCE

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

REPORTABLE SEGMENTS

FedEx Express, FedEx Ground, and FedEx Freight represent our major service lines and, along with FedEx Services, constitute our reportable segments. Our reportable segments include the following businesses:

FedEx Express Segment	FedEx Express (express transportation, small-package ground delivery, and freight transportation)
FedEx Custom Critical, Inc. (time-critical transportation) FedEx Cross Border Holdings, Inc. (cross-border e-commerce technology and e-commerce transportation solutions)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and back-office functions)

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

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our innovate digitally strategic pillar through our FedEx Dataworks, Inc. (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

Also included in Corporate and other are the FedEx Office and Print Services, Inc. operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding.

The results of Corporate, other, and eliminations are not allocated to the other business segments.

In the first quarter of 2022, the increase in revenue in Corporate, other, and eliminations was driven primarily by increased yields at FedEx Logistics. Yields increased in the first quarter of 2022 as a result of higher rates driven by market capacity constraints related to the COVID-19 pandemic.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the first quarter of 2022 FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express, and FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent
	2021	2020	Change
Revenue:
Package:
U.S. overnight box	$2,170	$1,861	17
U.S. overnight envelope	482	426	13
U.S. deferred	1,231	1,096	12
Total U.S. domestic package revenue	3,883	3,383	15
International priority	2,839	2,317	23
International economy	669	616	9
Total international export package revenue	3,508	2,933	20
International domestic(1)	1,114	1,088	2
Total package revenue	8,505	7,404	15
Freight:
U.S.	775	833	(7)
International priority	873	653	34
International economy	414	371	12
International airfreight	47	75	(37)
Total freight revenue	2,109	1,932	9		Percent of Revenue
Other	352	311	13		2021	2020
Total revenue	10,966	9,647	14		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,084	3,742	9		37.2	38.8
Purchased transportation	1,551	1,304	19		14.2	13.5
Rentals and landing fees	635	504	26		5.8	5.2
Depreciation and amortization	492	477	3		4.5	5.0
Fuel	868	496	75		7.9	5.1
Maintenance and repairs	573	551	4		5.2	5.7
Business realignment costs	67	—	NM		0.6	—
Intercompany charges	508	461	10		4.6	4.8
Other	1,621	1,402	16		14.8	14.5
Total operating expenses	10,399	8,937	16		94.8%	92.6%
Operating income	$567	$710	(20)
Operating margin	5.2%	7.4%	(220)	bp
(1)	International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2021	2020	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,413	1,287	10
U.S. overnight envelope	514	483	6
U.S. deferred	1,251	1,207	4
Total U.S. domestic ADV	3,178	2,977	7
International priority	771	696	11
International economy	263	260	1
Total international export ADV	1,034	956	8
International domestic(1)	2,004	2,298	(13)
Total ADV	6,216	6,231	—
Revenue per package (yield):
U.S. overnight box	$23.62	$22.25	6
U.S. overnight envelope	14.42	13.56	6
U.S. deferred	15.14	13.97	8
U.S. domestic composite	18.79	17.48	7
International priority	56.64	51.18	11
International economy	39.10	36.46	7
International export composite	52.18	47.18	11
International domestic(1)	8.56	7.28	18
Composite package yield	$21.05	$18.28	15
Freight Statistics
Average daily freight pounds:
U.S.	8,040	8,849	(9)
International priority	6,594	5,501	20
International economy	11,683	11,633	—
International airfreight	1,227	1,575	(22)
Total average daily freight pounds	27,544	27,558	—
Revenue per pound (yield):
U.S.	$1.48	$1.45	2
International priority	2.04	1.83	11
International economy	0.55	0.49	12
International airfreight	0.60	0.74	(19)
Composite freight yield	$1.18	$1.08	9

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 14% in the first quarter of 2022 due to international export and U.S. domestic package volume growth, higher fuel surcharges, increased international and U.S. domestic package yield, and favorable exchange rates.

FedEx Express segment revenue in the first quarter of 2021 included a benefit from a reduction in aviation excise taxes on cargo provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on December 31, 2020.

International export package average daily volumes increased 8% in the first quarter of 2022 primarily due to growth in our international priority service offering, as industry-wide capacity constraints and actions to prioritize premium-yielding products drove a mix shift from international economy to international priority services. International export package yield increased 11% in the first quarter of 2022 primarily driven by higher fuel surcharges and favorable exchange rates. U.S. domestic package average daily volumes increased 7% in the first quarter of 2022 driven by growth in all of our service offerings. U.S. domestic package yield increased 7% in the first quarter of 2022 driven by higher fuel surcharges and base rate improvement. During the first quarter of 2022, total average daily freight pounds decreased slightly, as the prior year included a surge in charter flights due to the COVID-19 pandemic. This decrease was partially offset by higher international priority freight pounds resulting from increased demand for international freight capacity during the first quarter of 2022. Composite freight yield increased 9% in the first quarter of 2022 primarily due to higher fuel surcharges. International domestic package average daily volumes decreased 13% in the first quarter of 2022 primarily due to yield management actions. International domestic package yield increased 18% in the first quarter of 2022 driven by base yield improvement, favorable exchange rates, and higher fuel surcharges.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2021	2020
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.72%	2.73%
High	10.10	4.12
Weighted-average	8.56	3.43
International Export and Freight Fuel Surcharge:
Low	6.39	0.28
High	23.45	17.00
Weighted-average	17.50	10.29
International Domestic Fuel Surcharge:
Low	4.02	4.19
High	21.48	20.33
Weighted-average	8.09	5.93

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 20% in the first quarter of 2022 primarily due to the constrained labor market, which impacted labor availability and resulted in network inefficiencies and higher wage rates. In addition, lower U.S. average daily freight pounds primarily due to a surge in charter flights in the prior year negatively impacted operating income in the first quarter of 2022. Increased international and U.S. domestic package yields partially offset these negative factors in the first quarter of 2022. Results in 2021 include a pre-tax benefit of approximately $65 million from a reduction in aviation excise taxes provided by the CARES Act.

FedEx Express segment results include business realignment costs of $67 million in the first quarter of 2022 associated with our workforce reduction plan in Europe. See the “Business Realignment Costs” section of this MD&A for more information. FedEx Express segment results also include $26 million of TNT Express integration expenses in the first quarter of 2022, an $11 million decrease from the first quarter of 2021.

Salaries and employee benefits expense increased 9% in the first quarter of 2022 primarily due to staffing to support volume growth, increased utilization of healthcare benefits, and higher labor costs. Purchased transportation expense increased 19% in the first quarter of 2022 primarily due to higher utilization of third-party transportation providers and increased rates. Other operating expense increased 16% in the first quarter of 2022 primarily due to volume-related expenses and higher self-insurance accruals. Rentals and landing fees expense increased 26% in the first quarter of 2022 primarily driven by increased vehicle and aircraft leases.

Fuel expense increased 75% in the first quarter of 2022 due to increased fuel prices. The net impact of fuel had a moderate benefit to operating income in the first quarter of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. Prior year statistical information has been revised to conform to the current year presentation. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2021	2020	Change		2021	2020
Revenue	$7,677	$7,040	9		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,613	1,274	27		21.0	18.2
Purchased transportation	3,503	3,291	6		45.6	46.7
Rentals	318	264	20		4.1	3.8
Depreciation and amortization	226	204	11		3.0	2.9
Fuel	6	4	50		0.1	—
Maintenance and repairs	136	107	27		1.8	1.5
Intercompany charges	491	432	14		6.4	6.1
Other	713	630	13		9.3	9.0
Total operating expenses	7,006	6,206	13		91.3%	88.2%
Operating income	$671	$834	(20)
Operating margin	8.7%	11.8%	(310)	bp
Average daily package volume (ADV)(1):
Ground commercial	4,425	3,966	12
Home delivery	3,747	3,682	2
Economy	1,164	1,698	(31)
Total ADV	9,336	9,346	—
Revenue per package (yield)	$10.29	$9.33	10
(1)	Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 9% in the first quarter of 2022 primarily due to improved yields related to product mix and pricing initiatives, higher fuel surcharges, and commercial volume growth.

FedEx Ground yield increased 10% in the first quarter of 2022 primarily due to product mix, pricing initiatives, and higher fuel surcharges. Average daily volume decreased slightly in the first quarter of 2022 primarily due to lower economy volume, partially offset by growth in commercial services. The decline in economy services in the first quarter of 2022 is primarily due to strategic actions taken to improve revenue quality and prioritize capacity for higher yielding business-to-consumer volume. In addition, a surge in e-commerce demand during the first quarter of 2021 resulting from the COVID-19 pandemic negatively impacted the year-over-year comparison in the first quarter of 2022. Commercial services experienced growth in the first quarter of 2022 as business and consumer behaviors changed due to ongoing recovery from the COVID-19 pandemic.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2021	2020
Low	8.00%	5.75%
High	9.25	5.75
Weighted-average	8.97	5.75

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 20% in the first quarter of 2022 primarily due to the constrained labor market, which impacted labor availability and resulted in network inefficiencies, higher purchased transportation costs, and higher wage rates. Yield improvement due to product mix and pricing initiatives, as well as commercial volume growth, partially offset these higher operating costs during the first quarter of 2022.

Salaries and employee benefits expense increased 27% in the first quarter of 2022 due to increased labor expenses and increased utilization of healthcare benefits. Purchased transportation expense increased 6% in the first quarter of 2022 due to increased contractor settlement rates resulting from labor shortages. Other operating expense increased 13% in the first quarter of 2022 primarily due to additional volume-related expenses and higher self-insurance accruals. Intercompany charges increased 14% in the first quarter of 2022 due to higher allocated information technology and marketing costs. Rentals expense increased 20% in the first quarter of 2022 due to network expansion.

The net impact of fuel had a moderate benefit to operating income in the first quarter of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2021	2020	Change		2021	2020
Revenue	$2,251	$1,826	23		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	988	858	15		43.9	47.0
Purchased transportation	239	170	41		10.6	9.3
Rentals	59	56	5		2.6	3.1
Depreciation and amortization	99	106	(7)		4.4	5.8
Fuel	135	65	108		6.0	3.6
Maintenance and repairs	63	53	19		2.8	2.9
Intercompany charges	126	119	6		5.6	6.5
Other	152	125	22		6.8	6.8
Total operating expenses	1,861	1,552	20		82.7%	85.0%
Operating income	$390	$274	42
Operating margin	17.3%	15.0%	230	bp
Average daily shipments (in thousands)
Priority	80.3	71.3	13
Economy	33.5	30.1	11
Total average daily shipments	113.8	101.4	12
Weight per shipment
Priority	1,085	1,096	(1)
Economy	938	998	(6)
Composite weight per shipment	1,041	1,067	(2)
Revenue per shipment
Priority	$290.92	$259.90	12
Economy	333.02	302.74	10
Composite revenue per shipment	$303.32	$272.62	11
Revenue per hundredweight
Priority	$26.82	$23.71	13
Economy	35.50	30.34	17
Composite revenue per hundredweight	$29.13	$25.55	14

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 23% in the first quarter of 2022 primarily due to increased average daily shipments and higher revenue per shipment.

Average daily shipments increased 12% in the first quarter of 2022 due to higher demand for our service offerings. Revenue per shipment increased 11% in the first quarter of 2022 primarily due to higher base rates reflecting our ongoing revenue quality initiatives and higher fuel surcharge rates, which more than offset the impact of lower weight per shipment.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended August 31:

	Three Months Ended
	2021	2020
Low	25.40%	21.00%
High	25.90	21.30
Weighted-average	25.70	21.20

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 42% in the first quarter of 2022 driven by continued focus on revenue quality and cost management. Higher purchased transportation costs, network inefficiencies, and higher wage rates as a result of constrained labor market conditions negatively impacted results in the first quarter of 2022.

Salaries and employee benefits expense increased 15% in the first quarter of 2022 primarily due to higher volumes, increased utilization of healthcare benefits, and merit increases. Purchased transportation expense increased 41% in the first quarter of 2022 primarily due to the challenging labor market resulting in increased utilization of third-party service providers and higher rates.

Fuel expense increased 108% in the first quarter of 2022 primarily due to increased fuel prices. The net impact of fuel had a slight benefit to operating income in the first quarter of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.9 billion at August 31, 2021, compared to $7.1 billion at May 31, 2021. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2021	2020
Operating activities:
Net income	$1,112	$1,245
Business realignment costs	36	—
Other noncash charges and credits	2,041	1,675
Changes in assets and liabilities	(1,105)	(269)
Cash provided by operating activities	2,084	2,651
Investing activities:
Capital expenditures	(1,570)	(1,424)
Proceeds from asset dispositions and other	20	6
Cash used in investing activities	(1,550)	(1,418)
Financing activities:
Principal payments on debt	(64)	(45)
Proceeds from debt issuances	—	959
Proceeds from stock issuances	84	82
Dividends paid	(200)	(170)
Purchase of treasury stock	(549)	—
Other, net	(1)	(1)
Cash (used in) provided by financing activities	(730)	825
Effect of exchange rate changes on cash	(38)	15
Net (decrease) increase in cash and cash equivalents	$(234)	$2,073
Cash and cash equivalents at the end of period	$6,853	$6,954

Cash flows from operating activities decreased $567 million in the first quarter of 2022 primarily due to the timing of variable incentive compensation payments and a decrease in income and other tax liabilities, including prior year relief from certain taxes in the U.S. pursuant to the CARES Act, partially offset by lower accounts receivable due to the prior year impacts of the COVID-19 pandemic. Capital expenditures increased during the first quarter of 2022 primarily due to increased spending on package handling equipment at FedEx Ground and higher vehicle spending at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2022 and 2021.

In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. During the first quarter of 2022, we repurchased 1.9 million shares of FedEx common stock at an average price of $287.51 per share for a total of $549 million. As of August 31, 2021, 3.2 million shares remained available for repurchase under the current stock repurchase authorization. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limit was set for the completion of the program, and the program may be suspended or discontinued at any time.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, package handling and sort equipment, vehicles and trailers, technology, and facilities. The amount and timing of capital investments depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing, and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

	Three Months Ended
	2021	2020	Percent Change
Aircraft and related equipment	$764	$773	(1)
Package handling and ground support equipment	309	217	42
Vehicles and trailers	87	37	135
Information technology	183	194	(6)
Facilities and other	227	203	12
Total capital expenditures	$1,570	$1,424	10

FedEx Express segment	$1,048	$1,028	2
FedEx Ground segment	352	204	73
FedEx Freight segment	13	39	(67)
FedEx Services segment	137	118	16
Other	20	35	(43)
Total capital expenditures	$1,570	$1,424	10

Capital expenditures increased in the first quarter of 2022 primarily due to increased spending on package handling equipment at FedEx Ground and higher vehicle spending at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.5 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $918 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 7 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of August 31, 2021 and May 31, 2021 (in millions):

	August 31, 2021	May 31, 2021
Current Assets	$11,856	$12,795
Intercompany Receivable	4,005	3,348
Total Assets	80,048	80,470
Current Liabilities	8,976	9,135
Intercompany Payable	—	—
Total Liabilities	55,324	55,783

The following table presents the summarized statement of income information for the three-month period ended August 31, 2021 (in millions):

Revenue	$15,915
Intercompany Charges, net	(918)
Operating Income	1,046
Intercompany Charges, net	31
Income Before Income Taxes	1,080
Net Income	$821

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of August 31, 2021 and May 31, 2021 (in millions):

	August 31, 2021	May 31, 2021
Current Assets	$5,038	$5,281
Intercompany Receivable	—	—
Total Assets	68,141	67,084
Current Liabilities	4,648	4,325
Intercompany Payable	6,910	5,929
Total Liabilities	47,124	46,386

The following table presents the summarized statement of income information for the three-month period ended August 31, 2021 (in millions):

Revenue	$5,952
Intercompany Charges, net	(470)
Operating Income	136
Intercompany Charges, net	121
Income Before Income Taxes	821
Net Income	$781

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in a still challenging macroeconomic environment from the ongoing COVID-19 pandemic and labor availability constraints. We have $6.9 billion in cash and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

Our cash and cash equivalents balance at August 31, 2021 includes $2.6 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $7.2 billion in 2022, a $1.3 billion increase from 2021. While we continue to invest in our business, the capital intensity relative to revenue remains below historical levels. Total capital expenditures will include strategic investments to increase capacity to support elevated volume levels, aircraft modernization at FedEx Express, and investments in productivity and safety. We invested $0.8 billion in aircraft and related equipment in the first quarter of 2022 and expect to invest an additional $1.2 billion for aircraft and related equipment during the remainder of 2022. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2022. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

During the first quarter of 2022, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 4 of the accompanying unaudited condensed consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

For the remainder of 2022, we anticipate making voluntary contributions of $500 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). We do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a Certificates rating of AA-, a commercial paper rating of A-2, and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a Certificates rating of Aa3, a commercial paper rating of P-2, and a ratings outlook of “stable.” If our credit ratings drop, our interest expense may increase. If our commercial paper ratings drop below current levels, we may have difficulty utilizing the commercial paper market. If our senior unsecured debt credit ratings drop below investment grade, our access to financing may become limited.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any other change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2021, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” “Income Taxes,” “Outlook,” and “Liquidity Outlook,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;

•	our ability to meet our labor and purchased transportation needs while controlling related costs and maintain our company culture;

•	a significant data breach or other disruption to our technology infrastructure;

•	the continuing impact of the COVID-19 pandemic;

•	anti-trade measures and additional changes in international trade policies and relations;

•

our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions, including our ability to successfully implement our FedEx Express workforce reduction plan in Europe and to continue to transform and optimize the FedEx Express international business, particularly in Europe;

•	damage to our reputation or loss of brand equity;

•

changes in the business or financial soundness of the U.S. Postal Service (“USPS”), including strategic changes to its operations to reduce its reliance on the air network of FedEx Express, or our relationship with the USPS;

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

•

our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses, including TNT Express, and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets;

•	the future rate of e-commerce growth and our ability to successfully expand our e-commerce services portfolio;

•	the timeline for recovery of passenger airline cargo capacity;

•

any impacts on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; export controls; the use of new technology and accounting; trade (such as protectionist measures or restrictions on free trade); foreign exchange intervention in response to currency volatility; labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees); environmental (such as global climate change legislation); or postal rules;

•	adverse changes in tax laws, regulations, and interpretations or challenges to our tax positions;

•	the impact of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;

•

increased insurance and claims expenses related to workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee healthcare and disability programs;

•

the impact of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs or the demand for our services;

•	our ability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;

•	our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040;

•	our ability to successfully mitigate unique technological, operational, and regulatory risks related to our autonomous delivery strategy;

•

our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility, as well as the outcome of future negotiations to reach new collective bargaining agreements;

•	increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the impacts of global climate change;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

•

the increasing costs of compliance with federal, state, and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

•

changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen, and Brazilian real, which can affect our sales levels and foreign currency sales prices;

•

any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, and discrimination and retaliation claims, and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements;

•

the impact of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

•

governmental underinvestment in transportation infrastructure, which could increase our costs and adversely impact our service levels due to traffic congestion, prolonged closure of key thoroughfares, or sub-optimal routing of our vehicles and aircraft;

•	disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;

•

constraints, volatility, or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, senior unsecured debt, and pass-through certificate credit ratings, and our ability to meet Credit Agreement financial covenants;

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

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2021, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen, and Brazilian real. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2022, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first quarter of 2021, and this strengthening had a slightly positive impact on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance, and legal employees continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

Other than the risk factor set forth below, there have been no material changes from the risk factors disclosed in our Annual Report in response to Part I, Item 1A of Form 10-K. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition, and the price of our common stock.

Difficulties in attracting and retaining employees by FedEx and our contracted service providers and increases in labor and purchased transportation costs have materially adversely impacted our business and results of operations. Labor market challenges experienced in 2021 intensified during the first quarter of 2022 and drove increased operating expenses as the constrained labor market impacted the availability and cost of labor resulting in network inefficiencies, higher wage rates and purchased transportation costs, and lower service levels. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this report for more information. The extent and duration of the impact of these labor market challenges are subject to numerous factors, including the continuing impact of the COVID-19 pandemic, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
June 1-30, 2021	—	$—	—	5,077,200
July 1-31, 2021	1,263,561	292.75	1,263,561	3,813,639
Aug. 1-31, 2021	645,379	277.25	645,379	3,168,260
Total	1,908,940	$287.51	1,908,940

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of September 17, 2021, 3.2 million shares remained authorized for repurchase under the January 2016 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. We have comprehensive export controls and economic sanctions programs designed to ensure compliance with United States and other applicable export control and sanctions laws, rules, and regulations. As discussed in our Annual Report, on April 15, 2021, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) designated Positive Technologies, a Russian company, on the List of Specially Designated Nationals and Blocked Persons (“SDN List”) pursuant to Executive Order 13382. We timely identified this company as a customer of TNT Express Worldwide (CIS) Limited Liability Company, a subsidiary of FedEx Express in Russia, and during the fourth quarter of 2021 completed a wind down of the customer relationship and instituted a policy of not accepting future shipments to or from Positive Technologies. As discussed in our Annual Report, while this wind down was in progress, two shipments of printed documents from Positive Technologies were picked up and delivered to Kazakhstan and one shipment of printed documents from Positive Technologies was picked up and returned to the sender for operational reasons. During the first quarter of fiscal 2022, Positive Technologies arranged for additional shipments of printed documents by TNT Express subsidiaries organized in Europe through a courier service aggregator, and six of these shipments were inadvertently picked up in Russia and delivered to Azerbaijan, Czech Republic, Italy, or Russia, respectively. While these activities did not involve a U.S. nexus and were in compliance with applicable laws, including the sanctions regulations administered by OFAC, they require disclosure pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Securities Exchange Act of 1934. These shipments resulted in aggregate revenue of approximately $300, and aggregate profit of approximately $10. We have implemented enhanced controls, procedures, and other measures to ensure compliance with our export controls and economic sanction programs.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

˄ 10.1

Letter Agreement dated as of June 8, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”).

†˄ 10.2	Supplemental Agreement No. 16 (and related side letters) dated as of June 22, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement.

†10.3

Thirteenth Amendment dated and effective as of July 26, 2021 to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express.

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

FedEx Corporation

Date: September 21, 2021	/s/ John L. Merino
John L. Merino
Corporate Vice President and
Principal Accounting Officer