Form 10-Q
period 2021-11-30
FEDEX CORP
filed 2021-12-16
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 14, 2021
Common Stock, par value $0.10 per share	264,969,342

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2021 and May 31, 2021	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2021 and 2020	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2021 and 2020	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2021 and 2020	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Six Months Ended November 30, 2021 and 2020	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	20
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	45
ITEM 4. Controls and Procedures	45

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	46
ITEM 1A. Risk Factors	46
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
ITEM 5. Other Information	47
ITEM 6. Exhibits	48
Signature	49

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2021 (Unaudited)	May 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,833	$7,087
Receivables, less allowances of $792 and $742	12,197	12,069
Spare parts, supplies, and fuel, less allowances of $351 and $349	594	587
Prepaid expenses and other	1,123	837
Total current assets	20,747	20,580
PROPERTY AND EQUIPMENT, AT COST	72,974	70,077
Less accumulated depreciation and amortization	35,821	34,325
Net property and equipment	37,153	35,752
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,018	15,383
Goodwill	6,702	6,992
Other assets	3,627	4,070
Total other long-term assets	26,347	26,445
	$84,247	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2021 (Unaudited)	May 31, 2021
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$117	$146
Accrued salaries and employee benefits	2,537	2,903
Accounts payable	4,190	3,841
Operating lease liabilities	2,371	2,208
Accrued expenses	4,669	4,562
Total current liabilities	13,884	13,660
LONG-TERM DEBT, LESS CURRENT PORTION	20,386	20,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,162	3,927
Pension, postretirement healthcare, and other benefit obligations	3,353	3,501
Self-insurance accruals	2,594	2,430
Operating lease liabilities	13,955	13,375
Other liabilities	973	983
Total other long-term liabilities	25,037	24,216
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2021 and May 31, 2021	32	32
Additional paid-in capital	3,653	3,481
Retained earnings	31,307	29,817
Accumulated other comprehensive loss	(977)	(732)
Treasury stock, at cost	(9,075)	(8,430)
Total common stockholders’ investment	24,940	24,168
	$84,247	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2021	2020	2021	2020
REVENUE	$23,474	$20,563	$45,477	$39,884
OPERATING EXPENSES:
Salaries and employee benefits	8,135	7,443	15,911	14,295
Purchased transportation	6,241	5,407	11,900	10,384
Rentals and landing fees	1,177	1,006	2,310	1,942
Depreciation and amortization	995	936	1,966	1,862
Fuel	1,145	625	2,154	1,190
Maintenance and repairs	839	815	1,708	1,621
Business realignment costs	44	—	111	—
Other	3,301	2,866	6,422	5,535
	21,877	19,098	42,482	36,829
OPERATING INCOME	1,597	1,465	2,995	3,055
OTHER (EXPENSE) INCOME:
Interest, net	(155)	(184)	(315)	(368)
Other retirement plans (expense) income	(47)	150	169	351
Other, net	(15)	(25)	(12)	(26)
	(217)	(59)	(158)	(43)
INCOME BEFORE INCOME TAXES	1,380	1,406	2,837	3,012
PROVISION FOR INCOME TAXES	336	180	681	541
NET INCOME	$1,044	$1,226	$2,156	$2,471
EARNINGS PER COMMON SHARE:
Basic	$3.94	$4.64	$8.11	$9.40
Diluted	$3.88	$4.55	$7.97	$9.26
DIVIDENDS DECLARED PER COMMON SHARE	$0.75	$0.65	$2.25	$1.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
NET INCOME	$1,044	$1,226	$2,156	$2,471
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $4 and $4 in 2021 and tax expense of $6 and $4 in 2020	(94)	124	(241)	253
Amortization of prior service credit, net of tax benefit of $1 and $1 in 2021 and $0 and $1 in 2020	(2)	(2)	(4)	(4)
	(96)	122	(245)	249
COMPREHENSIVE INCOME	$948	$1,348	$1,911	$2,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2021	2020
Operating Activities:
Net income	$2,156	$2,471
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,966	1,862
Provision for uncollectible accounts	211	291
Stock-based compensation	112	121
Retirement plans mark-to-market adjustments	260	52
Other noncash items including leases and deferred income taxes	1,713	1,482
Business realignment costs	55	—
Changes in assets and liabilities:
Receivables	(519)	(1,100)
Other assets	(236)	(56)
Accounts payable and other liabilities	(1,582)	241
Other, net	(54)	(134)
Cash provided by operating activities	4,082	5,230
Investing Activities:
Capital expenditures	(3,143)	(2,826)
Proceeds from asset dispositions and other	31	14
Cash used in investing activities	(3,112)	(2,812)
Financing Activities:
Principal payments on debt	(72)	(75)
Proceeds from debt issuances	—	970
Proceeds from stock issuances	111	431
Dividends paid	(400)	(341)
Purchase of treasury stock	(748)	—
Other, net	—	(12)
Cash (used in) provided by financing activities	(1,109)	973
Effect of exchange rate changes on cash	(115)	67
Net (decrease) increase in cash and cash equivalents	(254)	3,458
Cash and cash equivalents at beginning of period	7,087	4,881
Cash and cash equivalents at end of period	$6,833	$8,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2021	2020	2021	2020
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,610	3,375	3,481	3,356
Employee incentive plans and other	43	25	172	44
Ending Balance	3,653	3,400	3,653	3,400
Retained Earnings
Beginning Balance	30,462	26,108	29,817	25,216
Net Income	1,044	1,226	2,156	2,471
Cash dividends declared ($0.75, $0.65, $2.25, and $1.95 per share)	(198)	(172)	(598)	(513)
Employee incentive plans and other	(1)	46	(68)	34
Ending Balance	31,307	27,208	31,307	27,208
Accumulated Other Comprehensive Income
Beginning Balance	(881)	(1,020)	(732)	(1,147)
Other comprehensive income, net of tax benefit/(expense) of $5, ($6), $5, and ($3)	(96)	122	(245)	249
Ending Balance	(977)	(898)	(977)	(898)
Treasury Stock
Beginning Balance	(8,902)	(9,033)	(8,430)	(9,162)
Purchase of treasury stock (0.9, 0.0, 2.8, and 0.0 million shares)	(199)	—	(748)	—
Employee incentive plans and other (0.2, 2.4, 0.8, and 3.4 million shares)	26	330	103	459
Ending Balance	(9,075)	(8,703)	(9,075)	(8,703)
Total Common Stockholders’ Investment Balance	$24,940	$21,039	$24,940	$21,039

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2021, and the results of our operations for the three- and six-month periods ended November 30, 2021 and 2020, cash flows for the six-month periods ended November 30, 2021 and 2020, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2021 and 2020. Operating results for the three- and six-month periods ended November 30, 2021 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

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

Gross contract assets related to in-transit shipments totaled $926 million and $715 million at November 30, 2021 and May 31, 2021, respectively. Contract assets net of deferred unearned revenue were $683 million and $572 million at November 30, 2021 and May 31, 2021, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $9 million at both November 30, 2021 and May 31, 2021. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,249	$2,012	$4,419	$3,873
U.S. overnight envelope	474	435	956	861
U.S. deferred	1,307	1,204	2,538	2,300
Total U.S. domestic package revenue	4,030	3,651	7,913	7,034
International priority	3,107	2,510	5,946	4,827
International economy	706	658	1,375	1,274
Total international export package revenue	3,813	3,168	7,321	6,101
International domestic(1)	1,147	1,206	2,261	2,294
Total package revenue	8,990	8,025	17,495	15,429
Freight:
U.S.	775	799	1,550	1,632
International priority	994	737	1,867	1,390
International economy	438	408	852	779
International airfreight	47	65	94	140
Total freight revenue	2,254	2,009	4,363	3,941
Other	361	334	713	645
Total FedEx Express segment	11,605	10,368	22,571	20,015
FedEx Ground segment	8,264	7,344	15,941	14,384
FedEx Freight segment	2,272	1,936	4,523	3,762
FedEx Services segment	77	8	112	16
Other and eliminations(2)	1,256	907	2,330	1,707
	$23,474	$20,563	$45,477	$39,884
(1)	International domestic revenue relates to our international intra-country operations.
(2)

Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segments. The financial results of FedEx Dataworks are included in the period ended November 30, 2021.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015, and became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. A small number of our other employees are members of unions.

EQUITY INVESTMENT. On December 8, 2021, FedEx Express’s strategic alliance with Delhivery Limited (“Delhivery”) came into effect. In connection with the strategic alliance, FedEx Express and Delhivery entered into equity and commercial agreements. As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international products and services in the India market and provide pickup-and-delivery services across India. This transaction will be recorded in the third quarter of 2022 and is not expected to be material to our 2022 results of operations.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $43 million for the three-month period ended November 30, 2021 and $112 million for the six-month period ended November 30, 2021. Our stock-based compensation expense was $46 million for the three-month period ended November 30, 2020 and $121 million for the six-month period ended November 30, 2020. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT COSTS. In 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will affect between 5,500 and 6,300 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur over an 18-month period in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $44 million ($34 million, net of tax, or $0.13 per diluted share) in the second quarter and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $25 million in the second quarter and $56 million in the first half of 2022. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans. For additional information about the business realignment costs, see the section titled “Business Realignment Costs” included in Item 2 of this Form 10-Q (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of November 30, 2021, we had €212 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of November 30, 2021, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate or another reference to be discontinued because of reference rate reform. The expedients and exceptions provided in ASU 2020-04 are optional and may be elected over time individually or in aggregate, through December 31, 2022, as reference rate reform activities occur. Any expedients and exceptions elected must be applied prospectively for all eligible contract modifications. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of November 30, 2021, we continue to monitor our contracts and transactions for potential application of this ASU.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which amends lease classification requirements for lessors to align with practice under Topic 840 (Leases). These changes will be effective June 1, 2022 (fiscal 2023). We expect this new guidance will have minimal effect on our financial reporting.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. These changes will be effective June 1, 2022 (fiscal 2023). We are assessing the effect of this new standard on our consolidated financial statements and related disclosures.

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares. During the second quarter of 2022, we repurchased 0.9 million shares of FedEx common stock under the 2016 program at an average price of $223.90 per share for a total of $199 million. During the first half of 2022, we repurchased 2.8 million shares of FedEx common stock under the 2016 program at an average price of $267.27 per share for a total of $748 million. As of November 30, 2021, 2.3 million shares remained available for repurchase under the 2016 stock repurchase authorization.

In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock, including $1.5 billion of FedEx common stock to be repurchased through an accelerated share repurchase (“ASR”) agreement with a bank. The ASR will be used in part to complete the 2016 stock repurchase authorization. Shares under the 2016 and 2021 repurchase programs may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the programs, and the programs may be suspended or discontinued at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On November 19, 2021, our Board of Directors declared a quarterly dividend of $0.75 per share of common stock. The dividend will be paid on December 27, 2021 to stockholders of record as of the close of business on December 13, 2021. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $94 million for the three-month period ended November 30, 2021 and $211 million for the six-month period ended November 30, 2021. Credit losses were $148 million for the three-month period ended November 30, 2020 and $291 million for the six-month period ended November 30, 2020. Our allowance for credit losses was $362 million at November 30, 2021 and $358 million at May 31, 2021.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Foreign currency translation loss:
Balance at beginning of period	$(932)	$(1,078)	$(785)	$(1,207)
Translation adjustments	(94)	124	(241)	253
Balance at end of period	(1,026)	(954)	(1,026)	(954)
Retirement plans adjustments:
Balance at beginning of period	51	58	53	60
Reclassifications from AOCI	(2)	(2)	(4)	(4)
Balance at end of period	49	56	49	56
Accumulated other comprehensive (loss) at end of period	$(977)	$(898)	$(977)	$(898)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Amortization of retirement plans prior service credits, before tax	$3	$2	$5	$5	Other retirement plans (expense) income
Income tax benefit	(1)	—	(1)	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$2	$4	$4	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at November 30, 2021. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The 364-Day Credit Agreement expires in March 2022. The Credit Agreements are available to finance our operations and other cash flow needs. As of November 30, 2021, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market (“MTM”) adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of November 30, 2021 on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.93 to 1.0 at November 30, 2021.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $20.0 billion at November 30, 2021 and $20.4 billion at May 31, 2021, compared with estimated fair values of $23.1 billion at both November 30, 2021 and May 31, 2021. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2021. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,042	$1,224	$2,152	$2,466
Weighted-average common shares	265	264	265	263
Basic earnings per common share	$3.94	$4.64	$8.11	$9.40
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,042	$1,224	$2,152	$2,466
Weighted-average common shares	265	264	265	263
Dilutive effect of share-based awards	3	5	5	3
Weighted-average diluted shares	268	269	270	266
Diluted earnings per common share	$3.88	$4.55	$7.97	$9.26
Anti-dilutive options excluded from diluted earnings per common share	4.2	1.3	3.5	5.1

(1)	Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Defined benefit pension plans, net	$(2)	$27	$(5)	$52
Defined contribution plans	171	153	351	311
Postretirement healthcare plans	23	20	45	41
Retirement plans MTM net loss	260	52	260	52
	$452	$252	$651	$456

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Service cost	$208	$212	$14	$26	$12	$11
Other retirement plans expense (income):
Interest cost	255	239	7	11	11	9
Expected return on plan assets	(477)	(446)	(6)	(13)	—	—
Amortization of prior service credit and other	(2)	(2)	(1)	—	—	—
MTM net loss	36	—	224	52	—	—
	(188)	(209)	224	50	11	9
	$20	$3	$238	$76	$23	$20

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2021	2020	2021	2020	2021	2020
Service cost	$416	$425	$29	$49	$24	$22
Other retirement plans expense (income):
Interest cost	511	479	19	21	21	19
Expected return on plan assets	(955)	(892)	(20)	(25)	—	—
Amortization of prior service credit and other	(4)	(4)	(1)	(1)	—	—
MTM net loss	36	—	224	52	—	—
	(412)	(417)	222	47	21	19
	$4	$8	$251	$96	$45	$41

For 2022, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $250 million during the first half of 2022.

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

In the second quarter of 2022, we incurred a pre-tax, noncash MTM net loss of $36 million related to the U.S. FedEx Freight Pension Plan. During the second quarter of 2022, 21% of FedEx Freight employees elected to move from the current pension/401(k) benefit structure to the new 401(k)-only structure with a higher company match effective January 1, 2022. The $36 million net loss consisted of a $75 million MTM loss due to a lower discount rate, partially offset by a $39 million curtailment gain.

We incurred an additional pre-tax, noncash MTM net loss of $224 million in the second quarter of 2022 related to the termination of the TNT Express Netherlands Pension Plan. Effective October 1, 2021, the responsibility of all pension assets and liabilities of this plan was transferred to a separate, multi-employer pension plan.

In the second quarter of 2021, we incurred a pre-tax, noncash MTM net loss of $52 million related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. Effective January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consisted of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

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

The FedEx Services segment provides direct and indirect support to our operating segments, and we allocate all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the effect of its total allocated net operating costs on our operating segments.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Revenue:
FedEx Express segment	$11,605	$10,368	$22,571	$20,015
FedEx Ground segment	8,264	7,344	15,941	14,384
FedEx Freight segment	2,272	1,936	4,523	3,762
FedEx Services segment	77	8	112	16
Other and eliminations	1,256	907	2,330	1,707
	$23,474	$20,563	$45,477	$39,884
Operating income (loss):
FedEx Express segment	$949	$900	$1,516	$1,610
FedEx Ground segment	481	552	1,152	1,386
FedEx Freight segment	334	252	724	526
Corporate, other, and eliminations	(167)	(239)	(397)	(467)
	$1,597	$1,465	$2,995	$3,055

(8) Commitments

As of November 30, 2021, our purchase commitments under various contracts for the remainder of 2022 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2022 (remainder)	$485	$469	$954
2023	2,615	784	3,399
2024	1,907	586	2,493
2025	1,359	444	1,803
2026	432	398	830
Thereafter	2,289	268	2,557
Total	$9,087	$2,949	$12,036

(1)	Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of November 30, 2021, our obligation to purchase two Boeing 777 Freighter (“B777F”) aircraft and two Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2022, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

As of November 30, 2021, we had $629 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2021 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2022 (remainder)	3	7	3	—	13
2023	12	6	13	2	33
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	11	1	—	—	12
Thereafter	—	—	—	—	—
Total	50	26	40	8	124

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of November 30, 2021 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2022 (remainder)	$165	$1,260	$1,425	$70	$1,495
2023	200	2,471	2,671	34	2,705
2024	111	2,207	2,318	30	2,348
2025	80	1,949	2,029	26	2,055
2026	73	1,705	1,778	21	1,799
Thereafter	223	8,351	8,574	690	9,264
Total lease payments	852	17,943	18,795	871	19,666
Less imputed interest	(59)	(2,410)	(2,469)	(361)	(2,830)
Present value of lease liability	$793	$15,533	$16,326	$510	$16,836

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of November 30, 2021, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.5 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2022 to 2023.
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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2021	2020
Cash payments for:
Interest (net of capitalized interest)	$330	$377
Income taxes	$474	$526
Income tax refunds received	(177)	(22)
Cash tax payments, net	$297	$504

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2021, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2021 and 2020, the condensed consolidated statements of cash flows for the six-month periods ended November 31, 2021 and 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2021, the related consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 19, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

December 16, 2021

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

Our FedEx Services segment operates combined sales, marketing, administrative, and information-technology functions in shared services operations for U.S. customers of our major business units and certain back-office support to our operating segments which allows us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions are performed on a regional basis and reported by FedEx Express in their natural expense line items. See “Reportable Segments” for further discussion. Additional information on our businesses can be found in our Annual Report.

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

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor, and security), insurance, professional fees, and operational supplies.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2022 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$23,474	$20,563	14		$45,477	$39,884	14
Operating income (loss):
FedEx Express segment	949	900	5		1,516	1,610	(6)
FedEx Ground segment	481	552	(13)		1,152	1,386	(17)
FedEx Freight segment	334	252	33		724	526	38
Corporate, other, and eliminations	(167)	(239)	30		(397)	(467)	15
Consolidated operating income	1,597	1,465	9		2,995	3,055	(2)
Operating margin:
FedEx Express segment	8.2%	8.7%	(50)	bp	6.7%	8.0%	(130)	bp
FedEx Ground segment	5.8%	7.5%	(170)	bp	7.2%	9.6%	(240)	bp
FedEx Freight segment	14.7%	13.0%	170	bp	16.0%	14.0%	200	bp
Consolidated operating margin	6.8%	7.1%	(30)	bp	6.6%	7.7%	(110)	bp
Consolidated net income	$1,044	$1,226	(15)		$2,156	$2,471	(13)
Diluted earnings per share	$3.88	$4.55	(15)		$7.97	$9.26	(14)

	Change in Revenue		Change in Operating Results
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$1,237	$2,556	$49	$(94)
FedEx Ground segment	920	1,557	(71)	(234)
FedEx Freight segment	336	761	82	198
FedEx Services segment	69	96	—	—
Corporate, other, and eliminations	349	623	72	70
	$2,911	$5,593	$132	$(60)

Overview

Operating income improved in the second quarter of 2022 due to increased yields resulting from various pricing initiatives at all of our transportation segments. However, our operating results for the second quarter and first half of 2022 were negatively affected by labor market challenges that contributed to global supply chain disruptions. The challenging labor market affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, and higher wage rates. Operating income was positively affected by a mix shift to our higher yielding services in the second quarter and first half of 2022 due to strategic actions to improve revenue quality, as well as growth in our commercial services as businesses continue to recover from the effect of the coronavirus (“COVID-19”) pandemic. In addition, the net impact of fuel across all of our transportation segments benefited operating income in the second quarter and first half of 2022.

Operating income includes business realignment costs of $44 million ($34 million, net of tax, or $0.13 per diluted share) in the second quarter and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022 associated with our workforce reduction plan in Europe previously announced in 2021. See the “Business Realignment Costs” section of this MD&A for more information.

We incurred TNT Express integration expenses totaling $34 million ($26 million, net of tax, or $0.10 per diluted share) in the second quarter and $63 million ($49 million, net of tax, or $0.18 per diluted share) in the first half of 2022, a $14 million decrease from the second quarter and a $34 million decrease from the first half of 2021. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, including professional and legal fees and other operating expenses. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. Integration expenses do not include costs associated with our business realignment activities (discussed above).

Consolidated net income in the second quarter and first half of 2022 includes a pre-tax, noncash net loss of $260 million ($195 million, net of tax; $0.73 per diluted share in the second quarter and $0.72 per diluted share in the first half of 2022) associated with our mark-to-market (“MTM”) retirement plans accounting adjustments. Consolidated net income in the second quarter and first half of 2021 includes a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) associated with freezing our TNT Express Netherlands Pension Plan. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 6 of the accompanying unaudited condensed consolidated financial statements for additional information.

The comparison of net income between 2022 and 2021 is affected by a tax benefit of $191 million ($0.71 per diluted share) recognized in the second quarter of 2021 from an increase in our 2020 tax loss that the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed us to carry back to 2015, when the U.S. federal income tax rate was 35%. See the “Income Taxes” section of this MD&A for additional information.

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

(3)	International average daily freight pounds relate to our international priority, economy, and airfreight services.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends over the five most recent quarters:

(1)	International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.

(2)	International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue increased 14% in both the second quarter and first half of 2022 primarily due to yield improvement reflecting our revenue quality initiatives, higher fuel surcharges, and volume growth.

Revenue at FedEx Express increased 12% in the second quarter and 13% in the first half of 2022 due to increased international and U.S. domestic package yield. In addition, international export package, international priority freight, and U.S. domestic package volume growth positively affected revenue in the first half of 2022. At FedEx Ground, revenue increased 13% in the second quarter and 11% in the first half of 2022 primarily due to yield improvement, as well as commercial and home delivery volume growth. FedEx Freight revenue increased 17% in the second quarter and 20% in the first half of 2022 primarily due to higher revenue per shipment and increased average daily shipments.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2021	2020	Change	2021	2020	Change
Operating expenses:
Salaries and employee benefits	$8,135	$7,443	9	$15,911	$14,295	11
Purchased transportation	6,241	5,407	15	11,900	10,384	15
Rentals and landing fees	1,177	1,006	17	2,310	1,942	19
Depreciation and amortization	995	936	6	1,966	1,862	6
Fuel	1,145	625	83	2,154	1,190	81
Maintenance and repairs	839	815	3	1,708	1,621	5
Business realignment costs	44	—	NM	111	—	NM
Other	3,301	2,866	15	6,422	5,535	16
Total operating expenses	21,877	19,098	15	42,482	36,829	15
Operating income	$1,597	$1,465	9	$2,995	$3,055	(2)

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	34.6%	36.2%	35.0%	35.8%
Purchased transportation	26.6	26.3	26.2	26.0
Rentals and landing fees	5.0	4.9	5.1	4.9
Depreciation and amortization	4.2	4.6	4.3	4.7
Fuel	4.9	3.0	4.7	3.0
Maintenance and repairs	3.6	4.0	3.8	4.0
Business realignment costs	0.2	—	0.2	—
Other	14.1	13.9	14.1	13.9
Total operating expenses	93.2	92.9	93.4	92.3
Operating margin	6.8%	7.1%	6.6%	7.7%

Operating income improved in the second quarter of 2022 driven by increased yields resulting from our revenue quality initiatives. However, our operating results for the second quarter and first half of 2022 were negatively affected by higher operating expenses as a result of labor market challenges that contributed to global supply chain disruptions. The challenging labor market affected labor availability and resulted in network inefficiencies, higher purchased transportation costs, and higher wage rates.

Salaries and employee benefits expense increased 9% in the second quarter and 11% in the first half of 2022 primarily due to higher labor costs and network inefficiencies in the constrained labor market, increased utilization of healthcare benefits postponed from 2021 due to the COVID-19 pandemic, volume growth, and merit increases. Purchased transportation costs increased 15% in both the second quarter and first half of 2022 primarily due to the challenging labor market resulting in higher rates at FedEx Ground and increased utilization of third-party service providers at all transportation segments. Additionally, higher volumes and higher fuel surcharges contributed to an increase in purchased transportation costs in the second quarter and first half of 2022. Other operating expenses increased 15% in the second quarter and 16% in the first half of 2022 primarily due to increased costs related to information technology expenses, self-insurance accruals, variable costs associated with the constrained labor market, and additional volume-related expenses. Rentals and landing fees expense increased 17% in the second quarter and 19% in the first half of 2022 primarily driven by increased vehicle and aircraft leases at FedEx Express and network expansion at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of vehicle and jet fuel per gallon for the five most recent quarters:

Average Fuel Cost per Gallon
$4.00
$3.00
$2.00
$1.00
$-
$2.23
$2.55
$2.92
$3.10
$3.36
$1.22
$1.54
$1.85
$2.04
$2.30
Q2 2021
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Vehicle
Jet

Fuel expense increased 83% in the second quarter and 81% in the first half of 2022 due to higher fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the effect of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the effect of fuel on our business. In order to provide information about the effect of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the three- and six-month periods ended November 30, 2021 and 2020 in the accompanying discussion of each of our transportation segments.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term.

We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments. The net impact of fuel on operating income described below and for each segment below excludes the effect from these table changes.

The net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2022 as higher fuel surcharges outpaced increased fuel prices.

Business Realignment Costs

In 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will affect between 5,500 and 6,300 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur over an 18-month period in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $44 million ($34 million, net of tax, or $0.13 per diluted share) in the second quarter and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $25 million in the second quarter and $56 million in the first half of 2022. We expect the pre-tax cost of our business realignment activities to range from $300 million to $575 million through fiscal 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in fiscal 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

Retirement Plans MTM Adjustments

In the second quarter of 2022, we incurred a pre-tax, noncash MTM net loss of $260 million ($195 million, net of tax; $0.73 per diluted share in the second quarter and $0.72 per diluted share in the first half of 2022) related to the termination of the TNT Express Netherlands Pension Plan and a curtailment charge related to the U.S. FedEx Freight Pension Plan.

The termination of the TNT Express Netherlands Pension Plan resulted in a pre-tax, noncash MTM net loss of $224 million in the second quarter of 2022. Effective October 1, 2021, the responsibility of all pension assets and liabilities of this plan was transferred to a separate, multi-employer pension plan. The remaining $36 million net loss related to the U.S. FedEx Freight Pension Plan consisted of a $75 million MTM loss due to a lower discount rate, partially offset by a $39 million curtailment gain. See Note 6 of the accompanying unaudited condensed consolidated financial statements for additional information.

In the second quarter of 2021, we incurred a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. Effective January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consisted of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

Income Taxes

Our effective tax rate was 24.3% for the second quarter and 24.0% for the first half of 2022, compared to 12.8% for the second quarter and 18.0% for the first half of 2021. The 2021 tax rates include a benefit of $191 million from an increase in our 2020 tax loss that the CARES Act allowed us to carry back to 2015, when the U.S. federal income tax rate was 35%.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $215 million through the second quarter of 2022 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Equity Investment

On December 8, 2021, FedEx Express’s strategic alliance with Delhivery Limited (“Delhivery”) came into effect. In connection with the strategic alliance, FedEx Express and Delhivery entered into equity and commercial agreements. As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international products and services in the India market and provide pickup-and-delivery services across India. This transaction will be recorded in the third quarter of 2022 and is not expected to be material to our 2022 results of operations.

Outlook

We anticipate revenue and operating profit to improve across our transportation segments for 2022 primarily as a result of yield growth, coupled with U.S. domestic and international export volume improvement. We expect elevated costs associated with the challenging labor market to continue pressuring operating profit in the second half of 2022, although we anticipate those pressures to begin subsiding as labor market conditions improve. We are focused on yield management and improving revenue quality to better align with rising operating costs due to limited labor availability and inflationary pressures. We will also continue executing targeted actions to mitigate labor market constraints in the remainder of 2022, including hiring process enhancements, retention improvement initiatives, and actions to improve productivity both through advanced technology and optimization of operations.

We expect global capacity constraints resulting from the COVID-19 pandemic to continue to drive strong demand for international export shipments for the remainder of 2022. In addition, we anticipate continued strong demand for both residential and commercial services in the U.S. to continue for the remainder of 2022, as businesses continue to recover from the effect of the COVID-19 pandemic. We will continue optimizing capacity, including our FedEx Ground seven-day-per-week residential delivery network, to meet evolving customer needs, and flexing our network as needed to align with volumes and operating conditions.

We expect to complete the final phase of FedEx Express and TNT Express international air network interoperability in early calendar 2022 allowing us to leverage the capabilities that TNT Express adds to our portfolio, which is expected to improve our European revenue and profitability. We expect to incur approximately $85 million of integration expenses in the remainder of 2022 primarily in the form of professional fees and other operating expenses. We expect the aggregate integration program expenses to be approximately $1.8 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022.

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

We expect continued uncertainty in our business and the global economy due to the duration and spread of the COVID-19 pandemic, the success of efforts to contain it and treat its effect, the possibility of additional subsequent widespread outbreaks and variant strains, the resulting effects on the economic conditions in the global markets in which we operate, the future rate of e-commerce growth, and the timeline for recovery of passenger airline cargo capacity.

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

FEDEX SERVICES SEGMENT

The FedEx Services segment provides direct and indirect support to our operating segments, and we allocate all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance is evaluated based on the effect of its total allocated net operating costs on our operating segments.

Operating expenses for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our innovate digitally strategic pillar through our FedEx Dataworks (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

In the second quarter and first half of 2022, the increase in operating results in Corporate, other, and eliminations was primarily due to improved operating income at FedEx Logistics. Market capacity constraints related to the COVID-19 pandemic drove higher revenue due to increased yields, which was partially offset by higher purchased transportation costs.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter and first half of 2022 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue:
Package:
U.S. overnight box	$2,249	$2,012	12		$4,419	$3,873	14
U.S. overnight envelope	474	435	9		956	861	11
U.S. deferred	1,307	1,204	9		2,538	2,300	10
Total U.S. domestic package revenue	4,030	3,651	10		7,913	7,034	12
International priority	3,107	2,510	24		5,946	4,827	23
International economy	706	658	7		1,375	1,274	8
Total international export package revenue	3,813	3,168	20		7,321	6,101	20
International domestic(1)	1,147	1,206	(5)		2,261	2,294	(1)
Total package revenue	8,990	8,025	12		17,495	15,429	13
Freight:
U.S.	775	799	(3)		1,550	1,632	(5)
International priority	994	737	35		1,867	1,390	34
International economy	438	408	7		852	779	9
International airfreight	47	65	(28)		94	140	(33)
Total freight revenue	2,254	2,009	12		4,363	3,941	11
Other	361	334	8		713	645	11
Total revenue	11,605	10,368	12		22,571	20,015	13
Operating expenses:
Salaries and employee benefits	4,141	3,922	6		8,225	7,664	7
Purchased transportation	1,623	1,449	12		3,174	2,753	15
Rentals and landing fees	649	542	20		1,284	1,046	23
Depreciation and amortization	510	482	6		1,002	959	4
Fuel	989	529	87		1,857	1,025	81
Maintenance and repairs	525	542	(3)		1,098	1,093	—
Business realignment costs	44	—	NM		111	—	NM
Intercompany charges	497	486	2		1,005	947	6
Other	1,678	1,516	11		3,299	2,918	13
Total operating expenses	10,656	9,468	13		21,055	18,405	14
Operating income	$949	$900	5		$1,516	$1,610	(6)
Operating margin	8.2%	8.7%	(50)	bp	6.7%	8.0%	(130)	bp
(1)	International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	35.7%	37.8%	36.4%	38.3%
Purchased transportation	14.0	14.0	14.1	13.8
Rentals and landing fees	5.6	5.2	5.7	5.2
Depreciation and amortization	4.4	4.7	4.4	4.8
Fuel	8.5	5.1	8.2	5.1
Maintenance and repairs	4.5	5.2	4.9	5.5
Business realignment costs	0.4	—	0.5	—
Intercompany charges	4.3	4.7	4.5	4.7
Other	14.4	14.6	14.6	14.6
Total operating expenses	91.8	91.3	93.3	92.0
Operating margin	8.2%	8.7%	6.7%	8.0%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2021	2020	Change	2021	2020	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,477	1,453	2	1,444	1,369	5
U.S. overnight envelope	517	512	1	516	497	4
U.S. deferred	1,285	1,339	(4)	1,268	1,272	—
Total U.S. domestic ADV	3,279	3,304	(1)	3,228	3,138	3
International priority	834	748	11	802	722	11
International economy	289	296	(2)	276	277	—
Total international export ADV	1,123	1,044	8	1,078	999	8
International domestic(1)	2,141	2,635	(19)	2,071	2,464	(16)
Total ADV	6,543	6,983	(6)	6,377	6,601	(3)
Revenue per package (yield):
U.S. overnight box	$24.18	$21.98	10	$23.91	$22.10	8
U.S. overnight envelope	14.55	13.50	8	14.49	13.53	7
U.S. deferred	16.14	14.27	13	15.64	14.12	11
U.S. domestic composite	19.51	17.54	11	19.15	17.51	9
International priority	59.15	53.26	11	57.92	52.24	11
International economy	38.85	35.29	10	38.97	35.84	9
International export composite	53.93	48.17	12	53.08	47.69	11
International domestic(1)	8.50	7.27	17	8.53	7.27	17
Composite package yield	$21.81	$18.24	20	$21.43	$18.26	17
Freight Statistics
Average daily freight pounds:
U.S.	8,666	9,511	(9)	8,348	9,175	(9)
International priority	6,969	6,234	12	6,778	5,862	16
International economy	13,062	13,560	(4)	12,362	12,581	(2)
International airfreight	1,241	1,605	(23)	1,234	1,590	(22)
Total average daily freight pounds	29,938	30,910	(3)	28,722	29,208	(2)
Revenue per pound (yield):
U.S.	$1.42	$1.33	7	$1.45	$1.39	4
International priority	2.26	1.88	20	2.15	1.85	16
International economy	0.53	0.48	10	0.54	0.48	13
International airfreight	0.59	0.64	(8)	0.59	0.69	(14)
Composite freight yield	$1.20	$1.03	17	$1.19	$1.05	13

(1)	International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 12% in the second quarter and 13% in the first half of 2022 due to higher fuel surcharges, as well as increased international and U.S. domestic package yield reflecting our revenue quality initiatives. In addition, international export package, international priority freight, and U.S. domestic package volume growth positively affected revenue in the first half of 2022.

FedEx Express segment revenue in the second quarter and first half of 2021 included a benefit from a reduction in aviation excise taxes on cargo provided by the CARES Act, which expired on December 31, 2020.

International export package yield increased 12% in the second quarter and 11% in the first half of 2022 primarily driven by higher fuel surcharges and base yield improvement. International export package average daily volumes increased 8% in both the second quarter and first half of 2022 primarily due to growth in our international priority service offering, as industry-wide capacity constraints and actions to prioritize premium-yielding products drove a mix shift from international economy to international priority services. U.S. domestic package yield increased 11% in the second quarter and 9% in the first half of 2022 driven by higher fuel surcharges and base rate improvement. U.S. domestic package average daily volumes decreased 1% in the second quarter due to a decline in deferred service offerings, partially offset by growth in overnight service offerings. U.S. domestic package average daily volumes increased 3% in the first half of 2022 driven by growth in overnight box and overnight envelope volume. Composite freight yield increased 17% in the second quarter and 13% in the first half of 2022 primarily due to higher fuel surcharges and base yield improvement. Total average daily freight pounds decreased 3% in the second quarter and 2% in the first half of 2022 as the prior year included a surge in charter flights due to the COVID-19 pandemic. This decrease was partially offset by higher international priority freight pounds resulting from increased demand for international freight capacity during the second quarter and first half of 2022.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
U.S. Domestic and Outbound Fuel Surcharge:
Low	8.81%	3.50%	7.72%	2.73%
High	12.48	3.83	12.48	4.12
Weighted-average	10.69	3.64	9.64	3.54
International Export and Freight Fuel Surcharge:
Low	9.22	1.17	6.39	0.28
High	26.69	16.52	26.69	17.00
Weighted-average	20.25	10.67	19.14	10.49
International Domestic Fuel Surcharge:
Low	3.88	2.62	3.88	2.62
High	19.95	19.21	21.51	20.33
Weighted-average	9.01	5.91	8.62	5.92

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 5% in the second quarter of 2022 primarily due to increased yields reflecting our revenue quality initiatives, partially offset by higher operating expenses related to ongoing COVID-19 pandemic restrictions to industry operations and labor market challenges that contributed to global supply chain disruptions. Operating income decreased 6% in the first half of 2022 as these disruptive market effects more than offset yield improvement. In addition, lower U.S. average daily freight pounds primarily due to a surge in charter flights in the prior year negatively affected operating income in the second quarter and first half of 2022. The net impact of fuel benefited results in the second quarter and first half of 2022. FedEx Express operating results include a pre-tax benefit of approximately $70 million in the second quarter and $135 million in the first half of 2021 from a reduction in aviation excise taxes provided by the CARES Act.

FedEx Express segment results include business realignment costs of $44 million in the second quarter and $111 million in the first half of 2022 associated with our workforce reduction plan in Europe. See the “Business Realignment Costs” section of this MD&A for more information. FedEx Express segment results also include $27 million of TNT Express integration expenses in the second quarter and $53 million of such expenses in the first half of 2022, a $16 million decrease from the second quarter and a $27 million decrease from the first half of 2021.

Salaries and employee benefits expense increased 6% in the second quarter and 7% in the first half of 2022 primarily due to higher labor costs and network inefficiencies in the constrained labor market, as well as increased utilization of healthcare benefits and merit increases. Purchased transportation expense increased 12% in the second quarter and 15% in the first half of 2022 primarily due to higher utilization of third-party transportation providers and increased rates. Other operating expense increased 11% in the second quarter and 13% in the first half of 2022 primarily due to higher outside service contract expense, which includes variable costs associated with the constrained labor market, additional volume-related expenses, and higher self-insurance accruals. Rentals and landing fees expense increased 20% in the second quarter and 23% in the first half of 2022 primarily driven by increased vehicle and aircraft leases.

Fuel expense increased 87% in the second quarter and 81% in the first half of 2022 due to increased fuel prices. The net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$8,264	$7,344	13		$15,941	$14,384	11
Operating expenses:
Salaries and employee benefits	1,855	1,557	19		3,468	2,831	23
Purchased transportation	3,915	3,488	12		7,418	6,779	9
Rentals	348	289	20		666	553	20
Depreciation and amortization	223	205	9		449	409	10
Fuel	7	5	40		13	9	44
Maintenance and repairs	149	124	20		285	231	23
Intercompany charges	480	446	8		971	878	11
Other	806	678	19		1,519	1,308	16
Total operating expenses	7,783	6,792	15		14,789	12,998	14
Operating income	$481	$552	(13)		$1,152	$1,386	(17)
Operating margin	5.8%	7.5%	(170)	bp	7.2%	9.6%	(240)	bp
Average daily package volume (ADV)(1):
Ground commercial	4,774	4,392	9		4,595	4,174	10
Home delivery	4,328	3,913	11		4,035	3,796	6
Economy	1,278	1,696	(25)		1,220	1,697	(28)
Total ADV	10,380	10,001	4		9,850	9,667	2
Revenue per package (yield)	$10.26	$9.42	9		$10.27	$9.38	9
(1)	Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	22.4%	21.2%	21.8%	19.7%
Purchased transportation	47.4	47.5	46.5	47.1
Rentals	4.2	3.9	4.2	3.9
Depreciation and amortization	2.7	2.8	2.8	2.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.8	1.7	1.8	1.6
Intercompany charges	5.8	6.1	6.1	6.1
Other	9.8	9.2	9.5	9.1
Total operating expenses	94.2	92.5	92.8	90.4
Operating margin	5.8%	7.5%	7.2%	9.6%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 13% in the second quarter and 11% in the first half of 2022 primarily due to improved yields related to service mix and pricing initiatives, commercial and home delivery volume growth, and higher fuel surcharges.

FedEx Ground yield increased 9% in both the second quarter and first half of 2022 primarily due to higher fuel surcharges, service mix, and pricing initiatives. Average daily volume increased 4% in the second quarter and 2% in the first half of 2022 primarily due to growth in commercial and home delivery services, partially offset by lower economy volume. Commercial services experienced growth in the second quarter and first half of 2022 as businesses continue to recover from the effect of the COVID-19 pandemic. In addition, strategic actions to improve revenue quality and prioritize capacity for higher yielding business-to-consumer volume drove a mix shift from economy to home delivery services in the second quarter and first half of 2022. During the second quarter and first half of 2021, we experienced a surge in e-commerce demand resulting from the COVID-19 pandemic which negatively affected the year-over-year comparison in the second quarter and first half of 2022.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Low	9.25%	5.50%	8.00%	5.50%
High	12.25	5.75	12.25	5.75
Weighted-average	10.57	5.73	9.80	5.74

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 13% in the second quarter and 17% in the first half of 2022 primarily due to the constrained labor market, which affected labor availability and resulted in network inefficiencies, higher purchased transportation costs, and higher wage rates. In addition, during the second quarter and first half of 2022 we experienced increased costs related to network expansion, higher self-insurance accruals, and higher healthcare costs due to increased utilization from the prior year. Yield improvement due to service mix and pricing initiatives, as well as commercial and home delivery volume growth, partially offset these higher operating costs during the second quarter and first half of 2022.

Purchased transportation expense increased 12% in the second quarter and 9% in the first half of 2022 due to the challenging labor market resulting in increased rates, higher utilization of third-party providers, and network inefficiencies, as well as higher fuel surcharges and volume. Salaries and employee benefits expense increased 19% in the second quarter and 23% in the first half of 2022 due to increased labor expenses and network inefficiencies in the constrained labor market, as well as increased utilization of healthcare benefits. Other operating expense increased 19% in the second quarter and 16% in the first half of 2022 primarily due to higher self-insurance accruals, higher variable costs associated with the constrained labor market, and additional volume-related expenses. Rentals expense increased 20% in both the second quarter and first half of 2022 due to network expansion.

The net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2021	2020	Change		2021	2020	Change
Revenue	$2,272	$1,936	17		$4,523	$3,762	20
Operating expenses:
Salaries and employee benefits	1,029	915	12		2,017	1,773	14
Purchased transportation	244	209	17		483	379	27
Rentals	62	59	5		121	115	5
Depreciation and amortization	105	105	—		204	211	(3)
Fuel	147	90	63		282	155	82
Maintenance and repairs	67	57	18		130	110	18
Intercompany charges	132	122	8		258	241	7
Other	152	127	20		304	252	21
Total operating expenses	1,938	1,684	15		3,799	3,236	17
Operating income	$334	$252	33		$724	$526	38
Operating margin	14.7%	13.0%	170	bp	16.0%	14.0%	200	bp
Average daily shipments (in thousands):
Priority	81.4	78.1	4		80.9	74.6	8
Economy	33.1	32.9	1		33.3	31.5	6
Total average daily shipments	114.5	111.0	3		114.2	106.1	8
Weight per shipment (lbs):
Priority	1,088	1,106	(2)		1,086	1,101	(1)
Economy	940	1,015	(7)		939	1,006	(7)
Composite weight per shipment	1,045	1,079	(3)		1,043	1,073	(3)
Revenue per shipment:
Priority	$305.87	$264.05	16		$298.27	$262.02	14
Economy	350.85	313.35	12		341.66	308.15	11
Composite revenue per shipment	$318.87	$278.66	14		$310.93	$275.71	13
Revenue per hundredweight:
Priority	$28.11	$23.86	18		$27.46	$23.79	15
Economy	37.33	30.88	21		36.39	30.62	19
Composite revenue per hundredweight	$30.51	$25.82	18		$29.80	$25.69	16

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Operating expenses:
Salaries and employee benefits	45.3%	47.3%	44.6%	47.1%
Purchased transportation	10.7	10.8	10.7	10.1
Rentals	2.7	3.0	2.7	3.1
Depreciation and amortization	4.6	5.4	4.5	5.6
Fuel	6.5	4.7	6.2	4.1
Maintenance and repairs	3.0	2.9	2.9	2.9
Intercompany charges	5.8	6.3	5.7	6.4
Other	6.7	6.6	6.7	6.7
Total operating expenses	85.3	87.0	84.0	86.0
Operating margin	14.7%	13.0%	16.0%	14.0%

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 17% in the second quarter and 20% in the first half of 2022 primarily due to higher revenue per shipment reflecting our ongoing revenue quality initiatives, increased average daily shipments, and higher fuel surcharges.

Revenue per shipment increased 14% in the second quarter and 13% in the first half of 2022 primarily due to higher base rates and higher fuel surcharges, which more than offset the effect of lower weight per shipment. Average daily shipments increased 3% in the second quarter and 8% in the first half of 2022 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended November 30:

	Three Months Ended		Six Months Ended
	2021	2020	2021	2020
Low	25.80%	21.00%	25.40%	21.00%
High	29.50	21.40	29.50	21.40
Weighted-average	27.40	21.10	26.50	21.20

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 33% in the second quarter and 38% in the first half of 2022 driven by continued focus on revenue quality and cost management. Higher purchased transportation costs, network inefficiencies, and higher wage rates as a result of constrained labor market conditions negatively affected results in the second quarter and first half of 2022.

Salaries and employee benefits expense increased 12% in the second quarter and 14% in the first half of 2022 primarily due to higher volumes, network inefficiencies and higher labor costs in the constrained labor market, increased utilization of healthcare benefits, and merit increases. Purchased transportation expense increased 17% in the second quarter and 27% in the first half of 2022 primarily due to the challenging labor market resulting in increased utilization of third-party service providers, as well as higher fuel surcharges and rates.

Fuel expense increased 63% in the second quarter and 82% in the first half of 2022 primarily due to increased fuel prices. The net impact of fuel had a moderate benefit to operating income in the second quarter and first half of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.8 billion at November 30, 2021, compared to $7.1 billion at May 31, 2021. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2021	2020
Operating activities:
Net income	$2,156	$2,471
Business realignment costs	55	—
Other noncash charges and credits	4,262	3,808
Changes in assets and liabilities	(2,391)	(1,049)
Cash provided by operating activities	4,082	5,230
Investing activities:
Capital expenditures	(3,143)	(2,826)
Proceeds from asset dispositions and other	31	14
Cash used in investing activities	(3,112)	(2,812)
Financing activities:
Principal payments on debt	(72)	(75)
Proceeds from debt issuances	—	970
Proceeds from stock issuances	111	431
Dividends paid	(400)	(341)
Purchase of treasury stock	(748)	—
Other, net	—	(12)
Cash (used in) provided by financing activities	(1,109)	973
Effect of exchange rate changes on cash	(115)	67
Net (decrease) increase in cash and cash equivalents	$(254)	$3,458
Cash and cash equivalents at the end of period	$6,833	$8,339

Cash flows from operating activities decreased $1.1 billion in the first half of 2022 primarily due to the timing of variable incentive compensation payments and a decrease in income and other tax liabilities, including prior year relief from certain taxes in the U.S. pursuant to the CARES Act, partially offset by lower accounts receivable due to the prior year effects of the COVID-19 pandemic. Capital expenditures increased during the first half of 2022 primarily due to increased spending on package handling equipment, information technology, and aircraft. See “Capital Resources” for a discussion of capital expenditures during 2022 and 2021.

In January 2016, our Board of Directors authorized a stock repurchase program of up to 25 million shares. During the second quarter of 2022, we repurchased 0.9 million shares of FedEx common stock under the 2016 program at an average price of $223.90 per share for a total of $199 million. During the first half of 2022, we repurchased 2.8 million shares of FedEx common stock under the 2016 program at an average price of $267.27 per share for a total of $748 million. As of November 30, 2021, 2.3 million shares remained available for repurchase under the 2016 stock repurchase authorization.

In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock, including $1.5 billion of FedEx common stock to be repurchased through an accelerated share repurchase (“ASR”) agreement with a bank. The ASR will be used in part to complete the 2016 stock repurchase authorization. Shares under the 2016 and 2021 repurchase programs may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the programs, and the programs may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change 2021/2020
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2021	2020	2021	2020	Ended	Ended
Aircraft and related equipment	$582	$500	$1,346	$1,273	16	6
Package handling and ground support equipment	401	344	710	561	17	27
Vehicles and trailers	59	104	146	141	(43)	4
Information technology	284	177	467	371	60	26
Facilities and other	247	277	474	480	(11)	(1)
Total capital expenditures	$1,573	$1,402	$3,143	$2,826	12	11

FedEx Express segment	$829	$804	$1,877	$1,832	3	2
FedEx Ground segment	455	387	807	591	18	37
FedEx Freight segment	28	59	41	98	(53)	(58)
FedEx Services segment	233	129	370	247	81	50
Other	28	23	48	58	22	(17)
Total capital expenditures	$1,573	$1,402	$3,143	$2,826	12	11

Capital expenditures increased in the first half of 2022 primarily due to increased spending on package handling equipment at FedEx Ground, increased spending on information technology at FedEx Services, and higher aircraft spending at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.3 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of November 30, 2021 and May 31, 2021 (in millions):

	November 30, 2021	May 31, 2021
Current Assets	$12,389	$12,795
Intercompany Receivable	4,311	3,348
Total Assets	82,758	80,470
Current Liabilities	9,760	9,135
Intercompany Payable	—	—
Total Liabilities	57,083	55,783

The following table presents the summarized statement of income information for the six-month period ended November 30, 2021 (in millions):

Revenue	$32,702
Intercompany Charges, net	(2,335)
Operating Income	2,490
Intercompany Charges, net	65
Income Before Income Taxes	2,532
Net Income	$1,982

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of November 30, 2021 and May 31, 2021 (in millions):

	November 30, 2021	May 31, 2021
Current Assets	$4,958	$5,281
Intercompany Receivable	—	—
Total Assets	68,852	67,084
Current Liabilities	4,789	4,325
Intercompany Payable	7,055	5,929
Total Liabilities	46,985	46,386

The following table presents the summarized statement of income information for the six-month period ended November 30, 2021 (in millions):

Revenue	$12,116
Intercompany Charges, net	(1,438)
Operating Income	814
Intercompany Charges, net	243
Income Before Income Taxes	2,050
Net Income	$1,812

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in a still-challenging macroeconomic environment from the ongoing COVID-19 pandemic and labor availability constraints. We have $6.8 billion in cash at November 30, 2021 and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion 364-day credit agreement (the “364-Day Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

See “Financial Condition—Liquidity” above for information about our new $5 billion stock repurchase program authorized in December 2021. We expect to enter into a $1.5 billion ASR agreement and complete repurchases under the ASR agreement prior to the end of 2022. Approximately 80% of the shares to be repurchased under the ASR will be received by FedEx at the ASR agreement’s inception.

Our cash and cash equivalents balance at November 30, 2021 includes $2.7 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $7.2 billion in 2022, a $1.3 billion increase from 2021. While we continue to invest in our business, the capital intensity relative to revenue remains below historical levels. Total capital expenditures will include strategic investments to increase capacity to support elevated volume levels, aircraft modernization at FedEx Express, and investments in productivity and safety. We invested $1.3 billion in aircraft and related equipment in the first half of 2022 and expect to invest an additional $0.8 billion for aircraft and related equipment during the remainder of 2022. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2022. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

During the first half of 2022, we made voluntary contributions totaling $250 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). We anticipate making voluntary contributions of $250 million to our U.S. Pension Plans in the second half of 2022. We do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material effect on our financial condition or liquidity.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2021, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” “Income Taxes,” “Outlook,” and “Liquidity Outlook,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•	economic conditions in the global markets in which we operate;

•	significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;

•	our ability to meet our labor and purchased transportation needs while controlling related costs and maintain our company culture;

•	a significant data breach or other disruption to our technology infrastructure;

•	the continuing effect of the COVID-19 pandemic;

•	anti-trade measures and additional changes in international trade policies and relations;

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

•

the effect of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenue and market share;

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

•

any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; export controls; the use of new technology and accounting; trade (such as protectionist measures or restrictions on free trade); foreign exchange intervention in response to currency volatility; labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees); environmental (such as global climate change legislation); or postal rules;

•	adverse changes in tax laws, regulations, and interpretations or challenges to our tax positions;

•	the effect of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;

•

increased insurance and claims expenses related to workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee healthcare and disability programs;

•

the effect of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry, or us in particular, and what effects these events will have on our costs or the demand for our services;

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

•	increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits;

•	the effects of global climate change;

•	widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

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

•

the effect of technology developments on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

•

governmental underinvestment in transportation infrastructure, which could increase our costs and adversely affect our service levels due to traffic congestion, prolonged closure of key thoroughfares, or sub-optimal routing of our vehicles and aircraft;

•	disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;

•

constraints, volatility, or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, senior unsecured debt, and pass-through certificate credit ratings, our ability to meet Credit Agreement financial covenants, and factors affecting the amount and timing of share repurchases, including our ability to complete the ASR within the expected timeframe and the number of shares that will be delivered to FedEx under the ASR;

•

the alternative interest rates we are able to negotiate with counterparties pursuant to the relevant provisions of our Credit Agreements following cessation of the publication of the London Interbank Offered Rate in the event the euro interbank offered rate also ceases to exist and we make borrowings under the agreements; and

•

other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under Part I, Item IA. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2021, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen, and Brazilian real. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2022, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first six months of 2021, and this strengthening had a slightly positive effect on our results.

While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2021 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2021, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our back office, including accounting, finance, and legal employees, continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

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

Difficulties in attracting and retaining employees by FedEx and our contracted service providers and increases in labor and purchased transportation costs have materially adversely affected our business and results of operations. Labor market challenges experienced in 2021 continued during the first half of 2022 and drove increased operating expenses as the constrained labor market affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, higher wage rates, and lower service levels. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this report for more information. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the COVID-19 pandemic, vaccine mandates that may be announced in jurisdictions in which our businesses operate, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Sep. 1-30, 2021	352,017	$227.26	352,017	2,816,243
Oct. 1-31, 2021	539,063	221.71	539,063	2,277,180
Nov. 1-30, 2021	—	—	—	2,277,180
Total	891,080		891,080

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on January 26, 2016 and through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to an aggregate of 25 million shares of our common stock. As of December 14, 2021, 2.3 million shares remained authorized for repurchase under the January 2016 stock repurchase program. The program does not have an expiration date.

See the “Financial Condition—Liquidity” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for information about our new $5 billion stock repurchase program authorized in December 2021, which includes $1.5 billion of FedEx common stock to be repurchased through an accelerated share repurchase (“ASR”) agreement with a bank. The ASR will be used in part to complete the 2016 stock repurchase authorization.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. As part of its intellectual property (“IP”) protection efforts, FedEx has obtained and maintains patents and trademarks in Iran. Periodically, FedEx pays renewal fees, through IP service providers located in Lebanon, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On September 15, 2021, OFAC granted FedEx a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counterterrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended November 30, 2021, FedEx paid approximately $250 to IIPO as part of its intellectual property protection efforts in Iran. FedEx plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

˄† 10.1

Supplemental Agreement No. 33 (and related side letter) dated as of December 30, 2020, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”).

˄ 10.2	Letter Agreement dated as of October 1, 2021, amending the Boeing 777 Freighter Purchase Agreement.

˄† 10.3	Supplemental Agreement No. 34 (and related side letters) dated as of October 13, 2021, amending the Boeing 777 Freighter Purchase Agreement.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

˄

Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type FedEx treats as private or confidential.

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

FedEx Corporation

Date: December 16, 2021	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer