Form 10-Q
period 2022-02-28
FEDEX CORP
filed 2022-03-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO__________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 15, 2022
Common Stock, par value $0.10 per share	259,178,229

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2022 (Unaudited)	May 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,065	$7,087
Receivables, less allowances of $793 and $742	11,668	12,069
Spare parts, supplies, and fuel, less allowances of $356 and $349	611	587
Prepaid expenses and other	1,122	837
Total current assets	19,466	20,580
PROPERTY AND EQUIPMENT, AT COST	74,146	70,077
Less accumulated depreciation and amortization	36,770	34,325
Net property and equipment	37,376	35,752
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,605	15,383
Goodwill	6,755	6,992
Other assets	3,906	4,070
Total other long-term assets	27,266	26,445
	$84,108	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2022 (Unaudited)	May 31, 2021
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$116	$146
Accrued salaries and employee benefits	2,489	2,903
Accounts payable	4,187	3,841
Operating lease liabilities	2,395	2,208
Accrued expenses	4,803	4,562
Total current liabilities	13,990	13,660
LONG-TERM DEBT, LESS CURRENT PORTION	20,393	20,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,331	3,927
Pension, postretirement healthcare, and other benefit obligations	3,100	3,501
Self-insurance accruals	2,597	2,430
Operating lease liabilities	14,450	13,375
Other liabilities	721	983
Total other long-term liabilities	25,199	24,216
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2022 and May 31, 2021	32	32
Additional paid-in capital	3,686	3,481
Retained earnings	32,225	29,817
Accumulated other comprehensive loss	(887)	(732)
Treasury stock, at cost	(10,530)	(8,430)
Total common stockholders’ investment	24,526	24,168
	$84,108	$82,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2022	2021	2022	2021
REVENUE	$23,641	$21,510	$69,118	$61,394
OPERATING EXPENSES:
Salaries and employee benefits	8,244	8,010	24,155	22,305
Purchased transportation	6,272	5,660	18,172	16,044
Rentals and landing fees	1,225	1,131	3,535	3,073
Depreciation and amortization	986	956	2,952	2,818
Fuel	1,201	756	3,355	1,946
Maintenance and repairs	822	822	2,530	2,443
Business realignment costs	107	10	218	10
Other	3,458	3,160	9,880	8,695
	22,315	20,505	64,797	57,334
OPERATING INCOME	1,326	1,005	4,321	4,060
OTHER (EXPENSE) INCOME:
Interest, net	(163)	(187)	(478)	(555)
Other retirement plans income	211	202	380	553
Other, net	1	29	(11)	3
	49	44	(109)	1
INCOME BEFORE INCOME TAXES	1,375	1,049	4,212	4,061
PROVISION FOR INCOME TAXES	263	157	944	698
NET INCOME	$1,112	$892	$3,268	$3,363
EARNINGS PER COMMON SHARE:
Basic	$4.26	$3.36	$12.36	$12.75
Diluted	$4.20	$3.30	$12.17	$12.55
DIVIDENDS DECLARED PER COMMON SHARE	$0.75	$0.65	$3.00	$2.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
NET INCOME	$1,112	$892	$3,268	$3,363
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax expense of $3 and tax benefit of $1 in 2022 and tax expense of $1 and $5 in 2021	91	136	(150)	389
Amortization of prior service credit, net of tax benefit of $1 and $2 in 2022 and $0 and $1 in 2021	(1)	(2)	(5)	(6)
	90	134	(155)	383
COMPREHENSIVE INCOME	$1,202	$1,026	$3,113	$3,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended February 28,
	2022	2021
Operating Activities:
Net income	$3,268	$3,363
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,952	2,818
Provision for uncollectible accounts	327	428
Stock-based compensation	151	161
Retirement plans mark-to-market adjustments	260	52
Other noncash items including leases and deferred income taxes	2,498	2,020
Business realignment costs	128	—
Changes in assets and liabilities:
Receivables	(66)	(1,187)
Other assets	(235)	(165)
Accounts payable and other liabilities	(2,892)	63
Other, net	(61)	(161)
Cash provided by operating activities	6,330	7,392
Investing Activities:
Capital expenditures	(4,379)	(4,202)
Business acquisitions, net of cash acquired	—	(225)
Purchase of investments	(145)	—
Proceeds from asset dispositions and other	71	88
Cash used in investing activities	(4,453)	(4,339)
Financing Activities:
Principal payments on debt	(113)	(105)
Proceeds from debt issuances	—	970
Proceeds from stock issuances	151	482
Dividends paid	(598)	(513)
Purchase of treasury stock	(2,248)	—
Other, net	—	(13)
Cash (used in) provided by financing activities	(2,808)	821
Effect of exchange rate changes on cash	(91)	101
Net (decrease) increase in cash and cash equivalents	(1,022)	3,975
Cash and cash equivalents at beginning of period	7,087	4,881
Cash and cash equivalents at end of period	$6,065	$8,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2022	2021	2022	2021
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,653	3,400	3,481	3,356
Employee incentive plans and other	42	45	214	89
Purchase of treasury stock	(9)	—	(9)	—
Ending Balance	3,686	3,445	3,686	3,445
Retained Earnings
Beginning Balance	31,307	27,208	29,817	25,216
Net Income	1,112	892	3,268	3,363
Cash dividends declared ($0.75, $0.65, $3.00, and $2.60 per share)	(194)	(173)	(792)	(686)
Employee incentive plans and other	—	(3)	(68)	31
Ending Balance	32,225	27,924	32,225	27,924
Accumulated Other Comprehensive Loss
Beginning Balance	(977)	(898)	(732)	(1,147)
Other comprehensive income, net of tax (expense)/benefit of ($2), ($1), $3, and ($4)	90	134	(155)	383
Ending Balance	(887)	(764)	(887)	(764)
Treasury Stock
Beginning Balance	(9,075)	(8,703)	(8,430)	(9,162)
Purchase of treasury stock (6.1, 0.0, 8.9, and 0.0 million shares)	(1,491)	—	(2,239)	—
Employee incentive plans and other (0.3, 0.3, 1.1, and 3.7 million shares)	36	47	139	506
Ending Balance	(10,530)	(8,656)	(10,530)	(8,656)
Total Common Stockholders’ Investment Balance	$24,526	$21,981	$24,526	$21,981

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2022, and the results of our operations for the three- and nine-month periods ended February 28, 2022 and 2021, cash flows for the nine-month periods ended February 28, 2022 and 2021, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2022 and 2021. Operating results for the three- and nine-month periods ended February 28, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2022.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2022 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

REVENUE RECOGNITION.

Contract Assets and Liabilities

Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current, and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.

Gross contract assets related to in-transit shipments totaled $819 million and $715 million at February 28, 2022 and May 31, 2021, respectively. Contract assets net of deferred unearned revenue were $591 million and $572 million at February 28, 2022 and May 31, 2021, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $8 million and $9 million at February 28, 2022 and May 31, 2021, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended February 28. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,275	$2,078	$6,694	$5,951
U.S. overnight envelope	479	444	1,435	1,305
U.S. deferred	1,422	1,418	3,960	3,718
Total U.S. domestic package revenue	4,176	3,940	12,089	10,974
International priority	2,991	2,596	8,937	7,423
International economy	697	653	2,072	1,927
Total international export package revenue	3,688	3,249	11,009	9,350
International domestic(1)	1,016	1,162	3,277	3,456
Total package revenue	8,880	8,351	26,375	23,780
Freight:
U.S.	712	860	2,262	2,492
International priority	948	775	2,815	2,165
International economy	378	383	1,230	1,162
International airfreight	40	56	134	196
Total freight revenue	2,078	2,074	6,441	6,015
Other	346	363	1,059	1,008
Total FedEx Express segment	11,304	10,788	33,875	30,803
FedEx Ground segment	8,800	7,980	24,741	22,364
FedEx Freight segment	2,253	1,836	6,776	5,598
FedEx Services segment	65	8	177	24
Other and eliminations(2)	1,219	898	3,549	2,605
	$23,641	$21,510	$69,118	$61,394
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

EQUITY INVESTMENT. On December 8, 2021, FedEx Express finalized its strategic alliance with Delhivery Limited (“Delhivery”). In connection with the strategic alliance, FedEx Express and Delhivery entered into equity and commercial agreements. As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international services in the India market and provide pickup-and-delivery services across India. This transaction was recorded in the third quarter of 2022 and was not material to our results of operations.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $39 million for the three-month period ended February 28, 2022 and $151 million for the nine-month period ended February 28, 2022. Our stock-based compensation expense was $40 million for the three-month period ended February 28, 2021 and $161 million for the nine-month period ended February 28, 2021. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT COSTS. In 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will affect approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $107 million ($82 million, net of tax, or $0.31 per diluted share) in the third quarter and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $30 million in the third quarter and $86 million in the nine months of 2022. We expect the pre-tax cost of our business realignment activities to range from $380 million to $450 million through 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectation and estimates. For additional information about the business realignment costs, see the section titled “Business Realignment Costs” included in Item 2 of this Form 10-Q (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of February 28, 2022, we had €150 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of February 28, 2022, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2022. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of February 28, 2022, we continue to monitor our contracts and transactions for potential application of this ASU. See Note 4 for information on the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) in our Credit Agreements (defined below) on March 15, 2022.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842), which provides alternative accounting for sales-type and direct financing leases with variable lease payments. The guidance allows lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. These changes will be effective June 1, 2022 (fiscal 2023). We do not have leases classified as sales-type or direct financing and will apply the guidance on a prospective basis to applicable leases that commence or are modified on or after June 1, 2022.

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

TREASURY SHARES. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares (the “2016 repurchase program”). In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (the “2022 repurchase program” and together with the 2016 repurchase program, the “repurchase programs”). As part of the repurchase programs, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in December 2021 to repurchase an aggregate of $1.5 billion of our common stock.

During the third quarter of 2022, the ASR transaction was completed, and 6.1 million shares were delivered under the ASR agreement. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 6.1 million shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the third quarter of 2022.

During the nine months ended February 28, 2022, including the ASR transaction, we repurchased 8.9 million shares of FedEx common stock at an average price of $253.85 per share for a total of $2.2 billion. As of February 28, 2022, approximately $4.1 billion remained available to use for repurchases under the 2022 repurchase program. No shares remain available for repurchase under the 2016 repurchase program.

Shares under the 2022 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On February 11, 2022, our Board of Directors declared a quarterly dividend of $0.75 per share of common stock. The dividend will be paid on April 1, 2022 to stockholders of record as of the close of business on March 7, 2022. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $116 million for the three-month period ended February 28, 2022 and $327 million for the nine-month period ended February 28, 2022. Credit losses were $137 million for the three-month period ended February 28, 2021 and $428 million for the nine-month period ended February 28, 2021. Our allowance for credit losses was $390 million at February 28, 2022 and $358 million at May 31, 2021.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Foreign currency translation loss:
Balance at beginning of period	$(1,026)	$(954)	$(785)	$(1,207)
Translation adjustments	91	136	(150)	389
Balance at end of period	(935)	(818)	(935)	(818)
Retirement plans adjustments:
Balance at beginning of period	49	56	53	60
Reclassifications from AOCI	(1)	(2)	(5)	(6)
Balance at end of period	48	54	48	54
Accumulated other comprehensive (loss) at end of period	$(887)	$(764)	$(887)	$(764)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Amortization of retirement plans prior service credits, before tax	$2	$2	$7	$7	Other retirement plans income
Income tax benefit	(1)	—	(2)	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$1	$2	$5	$6	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at February 28, 2022. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

On March 15, 2022, we further amended our second amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and replaced our previously existing $1.5 billion 364-day credit agreement (the “Terminated Credit Agreement”) with a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of February 28, 2022, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

As a result of the discontinuation of LIBOR from recent reference rate reform, effective March 15, 2022, all references to LIBOR in the Five-Year Credit Agreement have been replaced with references to SOFR, the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee, and the additional procedures for transition to a reference rate other than LIBOR have been removed from the Five-Year Credit Agreement. The Three-Year Credit Agreement includes identical provisions regarding SOFR. We do not expect the change in rate to have a material impact on our financial condition, results of operations, or cash flows.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market (“MTM”) adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The Terminated Credit Agreement also included this financial covenant. The ratio of our debt to adjusted EBITDA was 1.87 to 1.0 at February 28, 2022.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $20.0 billion at February 28, 2022 and $20.4 billion at May 31, 2021, compared with estimated fair values of $21.2 billion at February 28, 2022 and $23.1 billion at May 31, 2021. The annualized weighted-average interest rate on long-term debt was 3.5% at February 28, 2022. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,110	$889	$3,262	$3,356
Weighted-average common shares	261	265	264	263
Basic earnings per common share	$4.26	$3.36	$12.36	$12.75
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,110	$889	$3,262	$3,356
Weighted-average common shares	261	265	264	263
Dilutive effect of share-based awards	4	5	4	4
Weighted-average diluted shares	265	270	268	267
Diluted earnings per common share	$4.20	$3.30	$12.17	$12.55
Anti-dilutive options excluded from diluted earnings per common share	4.4	2.0	3.8	4.1

(1) Net earnings available to participating securities were immaterial in all periods presented.
(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Defined benefit pension plans, net	$2	$20	$(3)	$72
Defined contribution plans	226	182	577	493
Postretirement healthcare plans	22	21	67	62
Retirement plans MTM net loss	—	—	260	52
	$250	$223	$901	$679

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Service cost	$209	$213	$14	$19	$12	$11
Other retirement plans expense (income):
Interest cost	254	240	8	10	10	10
Expected return on plan assets	(478)	(447)	(3)	(13)	—	—
Amortization of prior service credit and other	(1)	(2)	(1)	—	—	—
	(225)	(209)	4	(3)	10	10
	$(16)	$4	$18	$16	$22	$21

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Service cost	$625	$638	$43	$68	$36	$33
Other retirement plans expense (income):
Interest cost	765	719	27	31	31	29
Expected return on plan assets	(1,433)	(1,339)	(23)	(38)	—	—
Amortization of prior service credit and other	(5)	(6)	(2)	(1)	—	—
MTM net loss	36	—	224	52	—	—
	(637)	(626)	226	44	31	29
	$(12)	$12	$269	$112	$67	$62

For 2022, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $500 million during the nine months of 2022.

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We introduced an all-401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the Portable Pension Account (“PPA”) pension formula were given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher company match of up to 8%. Changes to the new 401(k) plan structure became effective January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

In the second quarter of 2022, we incurred a pre-tax, noncash MTM net loss of $36 million related to the U.S. FedEx Freight Pension Plan. During the second quarter of 2022, 21% of FedEx Freight Corporation (“FedEx Freight”) employees elected to move from the current pension/401(k) benefit structure to the new 401(k)-only structure with a higher company match effective January 1, 2022. The $36 million net loss consisted of a $75 million MTM loss due to a lower discount rate, partially offset by a $39 million curtailment gain.

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

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally under the respected FedEx brand. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight, a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

During the third quarter of 2022, FedEx Cross Border Holdings, Inc. was merged into FedEx Express. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Revenue:
FedEx Express segment	$11,304	$10,788	$33,875	$30,803
FedEx Ground segment	8,800	7,980	24,741	22,364
FedEx Freight segment	2,253	1,836	6,776	5,598
FedEx Services segment	65	8	177	24
Other and eliminations	1,219	898	3,549	2,605
	$23,641	$21,510	$69,118	$61,394
Operating income (loss):
FedEx Express segment	$520	$463	$2,036	$2,073
FedEx Ground segment	641	702	1,793	2,088
FedEx Freight segment	337	119	1,061	645
Corporate, other, and eliminations	(172)	(279)	(569)	(746)
	$1,326	$1,005	$4,321	$4,060

(8) Commitments

As of February 28, 2022, our purchase commitments under various contracts for the remainder of 2022 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2022 (remainder)	$242	$287	$529
2023	2,636	838	3,474
2024	1,929	614	2,543
2025	1,392	463	1,855
2026	423	391	814
Thereafter	2,271	268	2,539
Total	$8,893	$2,861	$11,754

(1)
Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of February 28, 2022, our obligation to purchase two Boeing 777 Freighter (“B777F”) aircraft and two Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

During the first quarter of 2022, FedEx Express exercised options to purchase an additional 20 B767F aircraft, ten of which will be delivered in 2024 and ten of which will be delivered in 2025.

As of February 28, 2022, we had $677 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2022 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2022 (remainder)	3	5	3	—	11
2023	12	6	13	2	33
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	11	1	—	—	12
Thereafter	—	—	—	—	—
Total	50	24	40	8	122

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of February 28, 2022 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2022 (remainder)	$33	$531	$564	$52	$616
2023	200	2,674	2,874	35	2,909
2024	111	2,343	2,454	31	2,485
2025	80	2,078	2,158	27	2,185
2026	73	1,826	1,899	22	1,921
Thereafter	223	9,139	9,362	691	10,053
Total lease payments	720	18,591	19,311	858	20,169
Less imputed interest	(55)	(2,411)	(2,466)	(357)	(2,823)
Present value of lease liability	$665	$16,180	$16,845	$501	$17,346

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 28, 2022, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.6 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2022 to 2023.

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

Derivative Lawsuit Related to New York Cigarette Litigation. On October 3, 2019, FedEx and certain present and former FedEx directors and officers were named as defendants in a stockholder derivative lawsuit filed in the Delaware Court of Chancery. The complaint alleged the defendants breached their fiduciary duties in connection with the activities alleged in lawsuits filed by the City of New York and the State of New York against FedEx Ground in December 2013 and November 2014 and against FedEx Ground and FedEx Freight in July 2017. The underlying lawsuits related to the alleged shipment of cigarettes to New York residents in contravention of several statutes, as well as common law nuisance claims, and were dismissed by the court in December 2018 following entry into a final settlement agreement for approximately $35 million. The settlement did not include any admission of liability by FedEx Ground or FedEx Freight. In addition to the settlement amount, we recognized approximately $10 million for certain attorney’s fees in connection with the underlying lawsuits. On June 28, 2021, the stockholder derivative lawsuit was dismissed with prejudice. The dismissal was appealed on July 28, 2021. On February 25, 2022, the Delaware Supreme Court affirmed the dismissal, and the matter is now concluded.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2022	2021
Cash payments for:
Interest (net of capitalized interest)	$496	$593
Income taxes	$628	$934
Income tax refunds received	(180)	(42)
Cash tax payments, net	$448	$892

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 28, 2022, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2022 and 2021, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 17, 2022

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

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$23,641	$21,510	10		$69,118	$61,394	13
Operating income (loss):
FedEx Express segment	520	463	12		2,036	2,073	(2)
FedEx Ground segment	641	702	(9)		1,793	2,088	(14)
FedEx Freight segment	337	119	183		1,061	645	64
Corporate, other, and eliminations	(172)	(279)	38		(569)	(746)	24
Consolidated operating income	1,326	1,005	32		4,321	4,060	6
Operating margin:
FedEx Express segment	4.6%	4.3%	30	bp	6.0%	6.7%	(70)	bp
FedEx Ground segment	7.3%	8.8%	(150)	bp	7.2%	9.3%	(210)	bp
FedEx Freight segment	15.0%	6.5%	850	bp	15.7%	11.5%	420	bp
Consolidated operating margin	5.6%	4.7%	90	bp	6.3%	6.6%	(30)	bp
Consolidated net income	$1,112	$892	25		$3,268	$3,363	(3)
Diluted earnings per share	$4.20	$3.30	27		$12.17	$12.55	(3)

	Change in Revenue		Change in Operating Results
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$516	$3,072	$57	$(37)
FedEx Ground segment	820	2,377	(61)	(295)
FedEx Freight segment	417	1,178	218	416
FedEx Services segment	57	153	—	—
Corporate, other, and eliminations	321	944	107	177
	$2,131	$7,724	$321	$261

Overview

Operating income improved in the third quarter and nine months of 2022 due to yield management actions and the favorable net impact of fuel at all of our transportation segments, as well as volume growth at FedEx Ground and FedEx Freight in the nine months of 2022. Additionally, lower variable incentive compensation expense, as well as severe winter weather experienced in the prior year, benefited year-over-year operating income comparisons in the third quarter and nine months of 2022. Operating results in the third quarter and nine months of 2022 also benefited from two additional ground commercial operating weekdays at FedEx Ground and one additional operating day at FedEx Freight.

Our operating results for the third quarter and nine months of 2022 were negatively affected by the coronavirus (“COVID-19”) pandemic and labor market challenges. Global recovery from the impacts of the COVID-19 pandemic slowed with the onset of the Omicron variant, which spread quickly during the third quarter of 2022. The Omicron variant compounded pandemic-related pressures on our operations, resulting in reduced shipping demand and network disruptions. Our operating results for the third quarter and nine months of 2022 also reflect higher operating expenses related to labor market challenges and wage pressures. The challenging labor market contributed to global supply chain disruptions and affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, and higher wage rates.

Operating income includes business realignment costs of $107 million ($82 million, net of tax, or $0.31 per diluted share) in the third quarter and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022 associated with our workforce reduction plan in Europe previously announced in 2021. See the “Business Realignment Costs” section of this MD&A for more information.

We incurred TNT Express integration expenses totaling $29 million ($23 million, net of tax, or $0.08 per diluted share) in the third quarter and $92 million ($71 million, net of tax, or $0.27 per diluted share) in the nine months of 2022, a $20 million decrease from the third quarter and a $54 million decrease from the nine months of 2021. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, primarily related to professional and legal fees. Internal salaries and employee benefits are included only to the extent the individuals are assigned full-time to integration activities. These costs were incurred at FedEx Express and FedEx Corporate. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. Integration expenses do not include costs associated with our business realignment activities (discussed above).

Consolidated net income in the nine months of 2022 includes a pre-tax, noncash net loss of $260 million ($195 million, net of tax, or $0.73 per diluted share) associated with our mark-to-market (“MTM”) retirement plans accounting adjustments. Consolidated net income in the nine months of 2021 includes a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) associated with freezing our TNT Express Netherlands Pension Plan. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 6 of the accompanying unaudited condensed consolidated financial statements for additional information.

The comparison of net income between 2022 and 2021 is affected by a tax benefit of $78 million ($0.29 per diluted share) recognized in the third quarter of 2022 related to revisions of prior year estimates identified during the preparation of U.S. and foreign tax returns. The year-over-year comparisons of net income are also affected by a tax benefit of $299 million ($1.12 per diluted share) recognized during the nine months of 2021, of which we recognized $108 million during the third quarter of 2021 from a tax rate increase in the Netherlands applied to deferred tax balances and associated with voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) and a benefit of $191 million during the second quarter of 2021 from an increase in our 2020 tax loss that the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed us to carry back to 2015, when the U.S. federal income tax rate was 35%. See the “Income Taxes” section of this MD&A for additional information.

During the third quarter of 2022, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (in addition to a 25 million share repurchase program authorized in 2016), and we entered into an accelerated share repurchase (“ASR”) agreement with a bank to repurchase an aggregate of $1.5 billion of our common stock. Share repurchases had a benefit of $0.06 per diluted share for the third quarter and nine months of 2022. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition—Liquidity” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information on our repurchase programs (defined below).

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

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$21.00
$20.50
$20.00
$19.50
$19.00
$18.50
$18.00
$17.50
$17.00
$17.66
$18.44
$18.79
$19.51
$20.34
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022

FedEx Express
Freight
Revenue per Pound - Yield(2)

$2.00
$1.50
$1.00
$0.50
$-
$1.40
$1.48
$1.48
$1.42
$1.56
$0.99
$1.05
$1.05
$1.10
$1.14
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
U.S.
International

FedEx Freight
Revenue per Shipment
$400.00
$380.00
$360.00
$340.00
$320.00
$300.00
$280.00
$260.00
$315.11
$322.26
$333.02
$350.85
$376.76
$275.44
$279.51
$290.92
$305.87
$329.05
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue increased 10% in the third quarter and 13% in the nine months of 2022 primarily due to yield management actions and higher fuel surcharges, as well as volume growth at FedEx Ground and FedEx Freight in the nine months of 2022. Two additional ground commercial operating weekdays at FedEx Ground and one additional operating day at FedEx Freight also contributed to the increase in revenue during the third quarter and nine months of 2022. In addition, we experienced severe winter weather in the prior year which positively affected the year-over-year comparisons in the third quarter and nine months of 2022. These factors were partially offset by decreased U.S. domestic package volume reflecting year-over-year impacts of the COVID-19 pandemic on consumer behavior.

Revenue at FedEx Express increased 5% in the third quarter and 10% in the nine months of 2022 due to package and international priority freight yield improvement, partially offset by decreased U.S. domestic package volume, as well as decreased international domestic package volume driven by yield management actions. Additionally, we experienced lower U.S. average daily freight pounds, primarily due to decreased demand and a reduction in charter flights, in the third quarter and nine months of 2022. At FedEx Ground, revenue increased 10% in the third quarter and 11% in the nine months of 2022 primarily due to yield improvement, as well as commercial and home delivery volume growth in the nine months of 2022. FedEx Freight revenue increased 23% in the third quarter and 21% in the nine months of 2022 primarily due to higher revenue per shipment and increased average daily shipments.

Operating Expenses

The following tables compare operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2022	2021	Change	2022	2021	Change
Operating expenses:
Salaries and employee benefits	$8,244	$8,010	3	$24,155	$22,305	8
Purchased transportation	6,272	5,660	11	18,172	16,044	13
Rentals and landing fees	1,225	1,131	8	3,535	3,073	15
Depreciation and amortization	986	956	3	2,952	2,818	5
Fuel	1,201	756	59	3,355	1,946	72
Maintenance and repairs	822	822	—	2,530	2,443	4
Business realignment costs	107	10	NM	218	10	NM
Other	3,458	3,160	9	9,880	8,695	14
Total operating expenses	22,315	20,505	9	64,797	57,334	13
Operating income	$1,326	$1,005	32	$4,321	$4,060	6

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	34.9%	37.2%	34.9%	36.3%
Purchased transportation	26.5	26.3	26.3	26.1
Rentals and landing fees	5.2	5.3	5.1	5.0
Depreciation and amortization	4.2	4.4	4.3	4.6
Fuel	5.1	3.5	4.8	3.2
Maintenance and repairs	3.5	3.8	3.7	4.0
Business realignment costs	0.4	0.1	0.3	—
Other	14.6	14.7	14.3	14.2
Total operating expenses	94.4	95.3	93.7	93.4
Operating margin	5.6%	4.7%	6.3%	6.6%

Operating income improved in the third quarter and nine months of 2022 driven by yield management actions and the favorable net impact of fuel at all of our transportation segments, as well as volume growth at FedEx Ground and FedEx Freight in the nine months of 2022. Lower variable incentive compensation expense, as well as severe winter weather experienced in the prior year, benefited our year-over-year operating income comparisons in the third quarter and nine months of 2022. Operating results in the third quarter and nine months of 2022 also benefited from two additional ground commercial operating weekdays at FedEx Ground and one additional operating day at FedEx Freight. These factors were partially offset by higher operating expenses including labor market challenges and wage pressures in the third quarter and nine months of 2022. In addition, the Omicron variant compounded pandemic-related pressures on our operations in the third quarter of 2022 which negatively impacted shipping demand, and caused network disruptions and staffing shortages, particularly at FedEx Express.

Purchased transportation costs increased 11% in the third quarter and 13% in the nine months of 2022 primarily due to the challenging labor market resulting in higher rates at FedEx Ground and increased utilization of third-party service providers at all transportation segments, as well as higher fuel surcharges. Salaries and employee benefits expense increased 3% in the third quarter and 8% in the nine months of 2022 primarily due to higher labor costs and network inefficiencies related to the constrained labor market and wage pressures, as well as merit increases, partially offset by lower variable incentive compensation expense. Other operating expenses increased 9% in the third quarter and 14% in the nine months of 2022 primarily due to increased costs related to self-insurance accruals, information technology expenses, variable costs associated with the constrained labor market, and additional volume-related expenses. Rentals and landing fees expense increased 8% in the third quarter and 15% in the nine months of 2022 primarily driven by increased vehicle and aircraft leases at FedEx Express and network expansion at FedEx Ground.

Fuel

The following graph for our transportation segments shows our average cost of vehicle and jet fuel per gallon for the five most recent quarters:

Average Fuel Cost per Gallon
$4.00
$3.00
$2.00
$1.00
$-
$2.55
$2.92
$3.10
$3.36
$3.53
$1.54
$1.85
$2.04
$2.30
$2.45
Q3 2021
Q4 2021
Q1 2022
Q2 2022
Q3 2022
Vehicle
Jet

Fuel expense increased 59% in the third quarter and 72% in the nine months of 2022 due to higher fuel prices. Fuel prices represent only one component of the factors we consider meaningful in understanding the effect of fuel on our business. Consideration must also be given to the fuel surcharge revenue we collect. Accordingly, we believe discussion of the net impact of fuel on our results, which is a comparison of the year-over-year change in these two factors, is important to understand the effect of fuel on our business. In order to provide information about the effect of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for the three- and nine-month periods ended February 28, 2022 and 2021 in the accompanying discussion of each of our transportation segments.

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

The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2022 as higher fuel surcharges outpaced increased fuel prices.

For more information on potential impacts of fuel on our business and results of operations, see “Outlook” below and Part II, Item 1A. “Risk Factors.”

Business Realignment Costs

In 2021, FedEx Express announced a workforce reduction plan in Europe as it nears the completion of the network integration of TNT Express. The plan will affect approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $107 million ($82 million, net of tax, or $0.31 per diluted share) in the third quarter and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022. We recognized $116 million ($90 million, net of tax, or $0.33 per diluted share) of costs under this program in the second half of 2021. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $30 million in the third quarter and $86 million in the nine months of 2022. We expect the pre-tax cost of our business realignment activities to range from $380 million to $450 million through 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

Retirement Plans MTM Adjustments

In the nine months of 2022, we incurred a pre-tax, noncash MTM net loss of $260 million ($195 million, net of tax, or $0.73 per diluted share) related to the termination of the TNT Express Netherlands Pension Plan and a curtailment charge related to the U.S. FedEx Freight Pension Plan.

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

Income Taxes

Our effective tax rate was 19.1% for the third quarter and 22.4% for the nine months of 2022, compared to 15.0% for the third quarter and 17.2% for the nine months of 2021. The tax rate for the third quarter of 2022 includes a benefit of $78 million related to revisions of prior year tax estimates identified during the preparation of U.S. and foreign tax returns. The tax rate for the third quarter of 2021 includes benefits of $108 million from a tax rate increase in the Netherlands applied to our deferred tax balances and associated with voluntary contributions to our U.S. Pension Plans. The tax rate for the nine months of 2021 also includes a benefit of $191 million from an increase in our 2020 tax loss that the CARES Act allowed us to carry back to 2015, when the U.S. federal income tax rate was 35%.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $215 million through the third quarter of 2022 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Equity Investment

On December 8, 2021, FedEx Express finalized its strategic alliance with Delhivery Limited (“Delhivery”). In connection with the strategic alliance, FedEx Express and Delhivery entered into equity and commercial agreements. As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international services in the India market and provide pickup-and-delivery services across India. This transaction was recorded in the third quarter of 2022 and was not material to our results of operations.

Russia and Ukraine Conflict

The crisis in Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. The safety of our team members in Ukraine is our top priority. We are providing team members in Ukraine with financial assistance and other resources. We will provide more than $1.5 million in humanitarian aid, which includes $1 million in in-kind shipping to organizations who are transporting supplies into the area and $550,000 in cash donations to non-government organizations in Europe. As we focus on the safety of our team members, we have suspended all services in Ukraine, Russia, and Belarus, which has not had and is not expected to have a material impact on our operating results. For more information about the conflict between Russia and Ukraine and its effect on FedEx’s business and results of operations, see Part II, Item IA “Risk Factors.”

Outlook

We anticipate revenue and operating income to improve in the fourth quarter of 2022 primarily as a result of yield growth. We are focused on yield management and improving revenue quality to better align with increased labor costs and inflationary pressures. We expect cost pressures associated with the challenging labor markets to subside in the fourth quarter of 2022 as we begin to lap the onset of labor market deterioration in the prior year. We will continue executing targeted actions to improve productivity both through advanced technology and optimization of operations in order to mitigate elevated labor costs. We will also continue optimizing capacity, including our FedEx Ground seven-day-per-week residential delivery network, to meet evolving customer needs, and flexing our network as needed to align with volumes and operating conditions.

We expect to complete the final phase of FedEx Express and TNT Express international air network interoperability in late March 2022, allowing us to leverage the capabilities that TNT Express adds to our portfolio, which is expected to improve our European revenue and profitability over time. We expect to incur approximately $60 million of integration expenses in the fourth quarter of 2022 primarily in the form of professional and legal fees. We expect the aggregate integration program expenses to be approximately $1.8 billion through the completion of the physical network integration of TNT Express into FedEx Express in 2022.

We will continue to execute initiatives in addition to the physical network integration to further transform and optimize the FedEx Express international business, particularly in Europe, in the fourth quarter of 2022. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability, and improving service levels. We expect to incur additional costs, over multiple years, including transformation costs and capital investments related to these actions. As part of this strategy, in 2021 we announced a workforce reduction plan in Europe. We expect the pre-tax cost of the severance benefits to be provided under the plan to range from $380 million to $450 million in cash expenditures through 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. See the “Business Realignment Costs” section of this MD&A for additional information.

Our expectations for the remainder of 2022 are dependent on key external factors, including no further weakening of global economic conditions or additional shut-downs related to the COVID-19 pandemic, continued gradual improvement in labor availability, current fuel price expectations, and no additional adverse geopolitical developments.

The uncertainty over the extent and duration of the ongoing conflict between Russia and Ukraine, and the impact it will have on the global economy, supply chains and fuel prices generally, and our business in particular, makes any expectations for the fourth quarter of 2022 inherently less certain. See “Russia and Ukraine Conflict” above and Part II, Item IA “Risk Factors” for more information.

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

During the third quarter of 2022, FedEx Cross Border Holdings, Inc. was merged into FedEx Express.

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

In the third quarter and nine months of 2022, the increase in operating results in Corporate, other, and eliminations was primarily due to improved operating income at FedEx Logistics. Market capacity constraints related to the COVID-19 pandemic drove higher revenue due to increased yields, which was partially offset by higher purchased transportation costs.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the third quarter and nine months of 2022 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue:
Package:
U.S. overnight box	$2,275	$2,078	9		$6,694	$5,951	12
U.S. overnight envelope	479	444	8		1,435	1,305	10
U.S. deferred	1,422	1,418	—		3,960	3,718	7
Total U.S. domestic package revenue	4,176	3,940	6		12,089	10,974	10
International priority	2,991	2,596	15		8,937	7,423	20
International economy	697	653	7		2,072	1,927	8
Total international export package revenue	3,688	3,249	14		11,009	9,350	18
International domestic(1)	1,016	1,162	(13)		3,277	3,456	(5)
Total package revenue	8,880	8,351	6		26,375	23,780	11
Freight:
U.S.	712	860	(17)		2,262	2,492	(9)
International priority	948	775	22		2,815	2,165	30
International economy	378	383	(1)		1,230	1,162	6
International airfreight	40	56	(29)		134	196	(32)
Total freight revenue	2,078	2,074	—		6,441	6,015	7
Other	346	363	(5)		1,059	1,008	5
Total revenue	11,304	10,788	5		33,875	30,803	10
Operating expenses:
Salaries and employee benefits	4,182	4,352	(4)		12,407	12,016	3
Purchased transportation	1,566	1,460	7		4,740	4,213	13
Rentals and landing fees	667	650	3		1,951	1,696	15
Depreciation and amortization	490	490	—		1,492	1,449	3
Fuel	1,040	647	61		2,897	1,672	73
Maintenance and repairs	509	549	(7)		1,607	1,642	(2)
Business realignment costs	107	10	NM		218	10	NM
Intercompany charges	494	509	(3)		1,499	1,456	3
Other	1,729	1,658	4		5,028	4,576	10
Total operating expenses	10,784	10,325	4		31,839	28,730	11
Operating income	$520	$463	12		$2,036	$2,073	(2)
Operating margin	4.6%	4.3%	30	bp	6.0%	6.7%	(70)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	37.0%	40.3%	36.6%	39.0%
Purchased transportation	13.9	13.5	14.0	13.7
Rentals and landing fees	5.9	6.0	5.8	5.5
Depreciation and amortization	4.3	4.6	4.4	4.7
Fuel	9.2	6.0	8.6	5.4
Maintenance and repairs	4.5	5.1	4.8	5.4
Business realignment costs	0.9	0.1	0.6	—
Intercompany charges	4.4	4.7	4.4	4.7
Other	15.3	15.4	14.8	14.9
Total operating expenses	95.4	95.7	94.0	93.3
Operating margin	4.6%	4.3%	6.0%	6.7%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2022	2021	Change	2022	2021	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,457	1,529	(5)	1,448	1,421	2
U.S. overnight envelope	497	508	(2)	510	501	2
U.S. deferred	1,357	1,562	(13)	1,297	1,367	(5)
Total U.S. domestic ADV	3,311	3,599	(8)	3,255	3,289	(1)
International priority	799	765	4	801	736	9
International economy	282	294	(4)	278	283	(2)
Total international export ADV	1,081	1,059	2	1,079	1,019	6
International domestic(1)	1,866	2,353	(21)	2,004	2,427	(17)
Total ADV	6,258	7,011	(11)	6,338	6,735	(6)
Revenue per package (yield):
U.S. overnight box	$25.18	$21.91	15	$24.32	$22.04	10
U.S. overnight envelope	15.54	14.08	10	14.82	13.72	8
U.S. deferred	16.90	14.65	15	16.07	14.32	12
U.S. domestic composite	20.34	17.66	15	19.55	17.56	11
International priority	60.43	54.71	10	58.74	53.08	11
International economy	39.85	35.87	11	39.26	35.85	10
International export composite	55.06	49.49	11	53.72	48.30	11
International domestic(1)	8.78	7.96	10	8.60	7.49	15
Composite package yield	$22.89	$19.21	19	$21.90	$18.58	18
Freight Statistics
Average daily freight pounds:
U.S.	7,370	9,943	(26)	8,029	9,426	(15)
International priority	6,595	6,286	5	6,719	6,000	12
International economy	11,640	12,135	(4)	12,126	12,435	(2)
International airfreight	1,123	1,417	(21)	1,198	1,534	(22)
Total average daily freight pounds	26,728	29,781	(10)	28,072	29,395	(5)
Revenue per pound (yield):
U.S.	$1.56	$1.40	11	$1.48	$1.39	6
International priority	2.32	1.99	17	2.20	1.90	16
International economy	0.52	0.51	2	0.53	0.49	8
International airfreight	0.58	0.64	(9)	0.59	0.67	(12)
Composite freight yield	$1.25	$1.12	12	$1.21	$1.08	12

(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 5% in the third quarter and 10% in the nine months of 2022 due to increased package and international priority freight yields driven by yield management actions, as well as higher fuel surcharges. In addition, severe winter weather experienced in the prior year positively affected our year-over-year comparisons in the third quarter and nine months of 2022. These factors were partially offset by decreased U.S. domestic package volume reflecting year-over-year impacts of the COVID-19 pandemic on consumer behavior, as well as decreased international domestic package volume driven by yield management actions in the third quarter and nine months of 2022. Additionally, we experienced lower U.S. average daily freight pounds primarily due to decreased demand and a reduction in charter flights in the third quarter and nine months of 2022.

FedEx Express segment revenue in the third quarter and nine months of 2021 included a benefit from a reduction in aviation excise taxes on cargo provided by the CARES Act, which expired on December 31, 2020.

International export package yield increased 11% in both the third quarter and nine months of 2022 primarily driven by higher fuel surcharges and base yield improvement. International export package average daily volumes increased 2% in the third quarter and 6% in the nine months of 2022 primarily due to growth in our international priority service offering, as industry-wide capacity constraints and actions to prioritize premium-yielding products drove a mix shift from international economy to international priority services. U.S. domestic package yield increased 15% in the third quarter and 11% in the nine months of 2022 driven by base rate improvement and higher fuel surcharges. U.S. domestic package average daily volumes decreased 8% in the third quarter and 1% in the nine months of 2022 primarily due to a decline in our deferred service offerings, reflecting year-over-year impacts of the COVID-19 pandemic on consumer behavior. Composite freight yield increased 12% in both the third quarter and nine months of 2022 primarily due to higher fuel surcharges and base yield improvement. Total average daily freight pounds decreased 10% in the third quarter and 5% in the nine months of 2022 primarily due to decreased demand and a reduction in charter flights. This decrease was partially offset by higher international priority freight pounds resulting from increased demand for international freight capacity during the third quarter and nine months of 2022. International domestic package yield increased 10% in the third quarter and 15% in the nine months of 2022 primarily due to base yield improvement. International domestic package average daily volumes decreased 21% in the third quarter and 17% in the nine months of 2022 primarily due to yield management actions.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
U.S. Domestic and Outbound Fuel Surcharge:
Low	11.27%	4.61%	7.72%	2.73%
High	14.54	6.44	14.54	6.44
Weighted-average	12.61	5.21	10.64	4.13
International Export and Freight Fuel Surcharge:
Low	10.41	2.96	6.39	0.28
High	29.45	19.88	29.45	19.88
Weighted-average	21.61	13.48	19.95	11.51
International Domestic Fuel Surcharge:
Low	4.96	4.25	3.88	2.62
High	44.76	20.39	44.76	20.39
Weighted-average	10.52	6.28	9.20	6.04

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 12% in the third quarter of 2022 primarily due to yield management actions and the favorable net impact of fuel, partially offset by higher operating expenses related to labor market challenges and wage pressures. Operating income decreased 2% in the nine months of 2022 as higher operating expenses more than offset yield improvement and the favorable net impact of fuel. In addition, lower U.S. domestic package volume resulting from year-over-year impacts of the COVID-19 pandemic on consumer behavior negatively affected operating income in the third quarter and nine months of 2022. Further, we experienced lower U.S. average daily freight pounds primarily due to decreased demand and a reduction in charter flights in the third quarter and nine months of 2022. The Omicron variant compounded pandemic-related pressures on our operations in the third quarter of 2022, resulting in reduced shipping demand, network disruptions, and staffing shortages particularly affecting our air operations.

FedEx Express prior year operating results included a pre-tax benefit of approximately $30 million in the third quarter and $165 million in the nine months from a reduction in aviation excise taxes provided by the CARES Act, which negatively affected year-over-year comparisons in the third quarter and nine months of 2022. Lower variable incentive compensation expense, as well as severe winter weather experienced in the prior year, positively affected our year-over-year operating income comparisons in the third quarter and nine months of 2022.

FedEx Express segment results include business realignment costs of $107 million in the third quarter and $218 million in the nine months of 2022 associated with our workforce reduction plan in Europe. See the “Business Realignment Costs” section of this MD&A for more information. FedEx Express segment results also include $24 million of TNT Express integration expenses in the third quarter and $77 million of such expenses in the nine months of 2022, a $17 million decrease from the third quarter and a $44 million decrease from the nine months of 2021.

Purchased transportation expense increased 7% in the third quarter and 13% in the nine months of 2022 primarily due to higher utilization of third-party transportation providers and increased rates. Other operating expense increased 10% in the nine months of 2022 primarily due to higher outside service contract expense, which includes variable costs associated with the constrained labor market, as well as additional volume-related expenses and higher self-insurance accruals. Salaries and employee benefits expense decreased 4% in the third quarter of 2022 primarily due to lower variable incentive compensation expense, partially offset by higher labor costs related to the constrained labor market and wage pressures. Salaries and employee benefits expense increased 3% in the nine months of 2022 primarily due to higher labor costs related to the constrained labor market and wage pressures, partially offset by lower variable incentive compensation expense. Rentals and landing fees expense increased 15% in the nine months of 2022 primarily driven by increased vehicle and aircraft leases.

Fuel expense increased 61% in the third quarter and 73% in the nine months of 2022 due to increased fuel prices. The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$8,800	$7,980	10		$24,741	$22,364	11
Operating expenses:
Salaries and employee benefits	1,950	1,652	18		5,418	4,483	21
Purchased transportation	4,023	3,745	7		11,441	10,524	9
Rentals	373	306	22		1,039	859	21
Depreciation and amortization	233	214	9		682	623	9
Fuel	9	6	50		22	15	47
Maintenance and repairs	148	125	18		433	356	22
Intercompany charges	489	480	2		1,460	1,358	8
Other	934	750	25		2,453	2,058	19
Total operating expenses	8,159	7,278	12		22,948	20,276	13
Operating income	$641	$702	(9)		$1,793	$2,088	(14)
Operating margin	7.3%	8.8%	(150)	bp	7.2%	9.3%	(210)	bp
Average daily package volume (ADV)(1):
Ground commercial	4,503	4,327	4		4,565	4,224	8
Home delivery	4,860	4,645	5		4,305	4,074	6
Economy	1,207	1,611	(25)		1,216	1,669	(27)
Total ADV	10,570	10,583	—		10,086	9,967	1
Revenue per package (yield)	$10.62	$9.72	9		$10.40	$9.49	10
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	22.2%	20.7%	21.9%	20.0%
Purchased transportation	45.7	46.9	46.2	47.1
Rentals	4.2	3.8	4.2	3.8
Depreciation and amortization	2.6	2.7	2.8	2.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.7	1.6	1.8	1.6
Intercompany charges	5.6	6.0	5.9	6.1
Other	10.6	9.4	9.9	9.2
Total operating expenses	92.7	91.2	92.8	90.7
Operating margin	7.3%	8.8%	7.2%	9.3%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 10% in the third quarter and 11% in the nine months of 2022 primarily due to yield management actions, higher fuel surcharges, and two additional ground commercial operating weekdays. Revenue also benefited from commercial and home delivery volume growth in the nine months of 2022. In addition, during the third quarter and nine months of 2021, we experienced severe winter weather which positively affected the year-over-year comparison in the third quarter and nine months of 2022. These factors were partially offset by the negative effects of the Omicron variant on demand during the third quarter of 2022.

FedEx Ground yield increased 9% in the third quarter and 10% in the nine months of 2022 primarily due to higher fuel surcharges, service mix, and pricing initiatives. Average daily volume remained flat in the third quarter of 2022 as lower economy volume offset growth in commercial and home delivery services. Average daily volume increased slightly in the nine months of 2022 primarily due to growth in commercial and home delivery services, partially offset by lower economy volume. Strategic actions to improve revenue quality and prioritize capacity for higher yielding business-to-consumer volume drove a mix shift from economy to home delivery services in the third quarter and nine months of 2022.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Low	11.75%	5.75%	8.00%	5.50%
High	13.00	7.00	13.00	7.00
Weighted-average	12.13	6.30	10.61	5.93

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 9% in the third quarter and 14% in the nine months of 2022 primarily due to higher operating expenses related to labor market challenges and wage pressures, as well as increased costs related to network expansion. The constrained labor market affected the availability and cost of labor resulting in higher purchased transportation costs, network inefficiencies, and higher wage rates. In addition, the Omicron variant negatively affected shipping demand during the third quarter of 2022. These factors were partially offset by yield management actions, the favorable net impact of fuel, and two additional ground commercial operating weekdays in the third quarter and nine months of 2022. Commercial and home delivery volume growth also benefited results in the nine months of 2022. Severe winter weather experienced in the prior year positively affected year-over-year operating income comparisons in the third quarter and nine months of 2022.

Salaries and employee benefits expense increased 18% in the third quarter and 21% in the nine months of 2022 due to increased labor expenses and network inefficiencies related to the constrained labor market and wage pressures. Purchased transportation expense increased 7% in the third quarter and 9% in the nine months of 2022 due to the challenging labor market resulting in increased rates, higher utilization of third-party providers, and network inefficiencies, as well as higher fuel surcharges. Other operating expense increased 25% in the third quarter and 19% in the nine months of 2022 primarily due to higher self-insurance accruals, higher variable costs associated with the constrained labor market, and additional volume-related expenses. Rentals expense increased 22% in the third quarter and 21% in the nine months of 2022 due to network expansion.

The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$2,253	$1,836	23		$6,776	$5,598	21
Operating expenses:
Salaries and employee benefits	1,014	911	11		3,031	2,684	13
Purchased transportation	237	203	17		720	582	24
Rentals	61	57	7		182	172	6
Depreciation and amortization	99	104	(5)		303	315	(4)
Fuel	152	103	48		434	258	68
Maintenance and repairs	65	54	20		195	164	19
Intercompany charges	128	128	—		386	369	5
Other	160	157	2		464	409	13
Total operating expenses	1,916	1,717	12		5,715	4,953	15
Operating income	$337	$119	183		$1,061	$645	64
Operating margin	15.0%	6.5%	850	bp	15.7%	11.5%	420	bp
Average daily shipments (in thousands):
Priority	75.0	72.6	3		78.9	74.0	7
Economy	30.4	31.1	(2)		32.4	31.3	4
Total average daily shipments	105.4	103.7	2		111.3	105.3	6
Weight per shipment (lbs):
Priority	1,104	1,110	(1)		1,092	1,104	(1)
Economy	959	950	1		945	988	(4)
Composite weight per shipment	1,062	1,062	—		1,049	1,070	(2)
Revenue per shipment:
Priority	$329.05	$275.44	19		$307.86	$266.30	16
Economy	376.76	315.11	20		352.50	310.39	14
Composite revenue per shipment	$342.83	$287.32	19		$320.85	$279.42	15
Revenue per hundredweight:
Priority	$29.81	$24.82	20		$28.20	$24.12	17
Economy	39.28	33.16	18		37.29	31.40	19
Composite revenue per hundredweight	$32.28	$27.06	19		$30.58	$26.12	17

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	45.0%	49.6%	44.7%	48.0%
Purchased transportation	10.5	11.1	10.6	10.4
Rentals	2.7	3.1	2.7	3.1
Depreciation and amortization	4.4	5.7	4.5	5.6
Fuel	6.7	5.6	6.4	4.6
Maintenance and repairs	2.9	2.9	2.9	2.9
Intercompany charges	5.7	7.0	5.7	6.6
Other	7.1	8.5	6.8	7.3
Total operating expenses	85.0	93.5	84.3	88.5
Operating margin	15.0%	6.5%	15.7%	11.5%

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 23% in the third quarter and 21% in the nine months of 2022 primarily due to higher revenue per shipment reflecting our ongoing focus on improving revenue quality and profitable growth, increased average daily shipments, and higher fuel surcharges. In addition, severe winter weather experienced in the prior year, as well as one additional operating day, benefited our year-over-year comparisons in the third quarter and nine months of 2022.

Revenue per shipment increased 19% in the third quarter and 15% in the nine months of 2022 primarily due to higher base rates and higher fuel surcharges, which more than offset the effect of slightly lower weight per shipment. Average daily shipments increased 2% in the third quarter and 6% in the nine months of 2022 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the periods ended February 28:

	Three Months Ended		Nine Months Ended
	2022	2021	2022	2021
Low	28.90%	21.40%	25.40%	21.00%
High	31.10	24.00	31.10	24.00
Weighted-average	29.60	22.50	27.50	21.60

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased significantly in the third quarter and nine months of 2022 driven by continued focus on revenue quality and profitable growth. Severe winter weather experienced in the prior year, as well as one additional operating day, benefited our year-over-year operating income comparisons in the third quarter and nine months of 2022. Higher purchased transportation costs, network inefficiencies, and higher wage rates as a result of constrained labor market conditions negatively affected results in the third quarter and nine months of 2022.

Salaries and employee benefits expense increased 11% in the third quarter and 13% in the nine months of 2022 primarily due to higher volumes, merit increases, and network inefficiencies in the constrained labor market. Purchased transportation expense increased 17% in the third quarter and 24% in the nine months of 2022 primarily due to the challenging labor market resulting in increased utilization of third-party service providers, as well as higher fuel surcharges and rates.

Fuel expense increased 48% in the third quarter and 68% in the nine months of 2022 primarily due to increased fuel prices. The net impact of fuel had a significant benefit to operating income in the third quarter and nine months of 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.1 billion at February 28, 2022, compared to $7.1 billion at May 31, 2021. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2022	2021
Operating activities:
Net income	$3,268	$3,363
Business realignment costs	128	—
Other noncash charges and credits	6,188	5,479
Changes in assets and liabilities	(3,254)	(1,450)
Cash provided by operating activities	6,330	7,392
Investing activities:
Capital expenditures	(4,379)	(4,202)
Business acquisitions, net of cash acquired	—	(225)
Purchase of investments	(145)	—
Proceeds from asset dispositions and other	71	88
Cash used in investing activities	(4,453)	(4,339)
Financing activities:
Principal payments on debt	(113)	(105)
Proceeds from debt issuances	—	970
Proceeds from stock issuances	151	482
Dividends paid	(598)	(513)
Purchase of treasury stock	(2,248)	—
Other, net	—	(13)
Cash (used in) provided by financing activities	(2,808)	821
Effect of exchange rate changes on cash	(91)	101
Net (decrease) increase in cash and cash equivalents	$(1,022)	$3,975
Cash and cash equivalents at the end of period	$6,065	$8,856

Cash flows from operating activities decreased $1.1 billion in the nine months of 2022 primarily due to a decrease in income and other tax liabilities, including prior year relief from certain taxes in the U.S. pursuant to the CARES Act, and timing of variable incentive compensation payments, partially offset by lower accounts receivable due to the prior year effects of the COVID-19 pandemic, as well as higher net income (net of noncash items). Capital expenditures increased during the nine months of 2022 primarily due to increased spending on package handling equipment, vehicles and trailers, facilities, and information technology, partially offset by decreased aircraft spending. See “Capital Resources” for a discussion of capital expenditures during 2022 and 2021.

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares (the “2016 repurchase program”). In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (the “2022 repurchase program” and together with the 2016 repurchase program, the “repurchase programs”). As part of the repurchase programs, we entered into an ASR agreement with a bank in December 2021 to repurchase an aggregate of $1.5 billion of our common stock.

During the third quarter of 2022, the ASR transaction was completed, and 6.1 million shares were delivered under the ASR agreement. During the nine months of 2022, including the ASR transaction, we repurchased 8.9 million shares of FedEx common stock at an average price of $253.85 per share for a total of $2.2 billion. As of February 28, 2022, approximately $4.1 billion remained available to use for repurchases under the 2022 repurchase program. No shares remain available for repurchase under the 2016 repurchase program. Shares under the 2022 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change 2022/2021
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2022	2021	2022	2021	Ended	Ended
Aircraft and related equipment	$136	$536	$1,482	$1,809	(75)	(18)
Package handling and ground support equipment	410	304	1,120	865	35	29
Vehicles and trailers	227	139	373	280	63	33
Information technology	167	189	634	560	(12)	13
Facilities and other	296	208	770	688	42	12
Total capital expenditures	$1,236	$1,376	$4,379	$4,202	(10)	4

FedEx Express segment	$462	$732	$2,339	$2,564	(37)	(9)
FedEx Ground segment	572	349	1,379	940	64	47
FedEx Freight segment	84	130	125	228	(35)	(45)
FedEx Services segment	94	145	464	392	(35)	18
Other	24	20	72	78	20	(8)
Total capital expenditures	$1,236	$1,376	$4,379	$4,202	(10)	4

Capital expenditures increased in the nine months of 2022 primarily due to increased spending on package handling equipment at all transportation segments, higher spending on vehicles and trailers at FedEx Express and FedEx Ground, increased spending on facilities at FedEx Ground, and higher information technology spending at FedEx Services, partially offset by decreased aircraft spending at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.4 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $892 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 7 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of February 28, 2022 and May 31, 2021 (in millions):

	February 28, 2022	May 31, 2021
Current Assets	$10,777	$12,795
Intercompany Receivable	4,556	3,348
Total Assets	91,659	80,470
Current Liabilities	9,716	9,135
Intercompany Payable	—	—
Total Liabilities	57,522	55,783

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2022 (in millions):

Revenue	$50,033
Intercompany Charges, net	(3,659)
Operating Income	3,682
Intercompany Charges, net	96
Income Before Income Taxes	3,743
Net Income	$2,993
The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of February 28, 2022 and May 31, 2021 (in millions):

	February 28, 2022	May 31, 2021
Current Assets	$3,847	$5,281
Intercompany Receivable	—	—
Total Assets	67,983	67,084
Current Liabilities	4,868	4,325
Intercompany Payable	7,411	5,929
Total Liabilities	46,879	46,386

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2022 (in millions):

Revenue	$18,346
Intercompany Charges, net	(2,347)
Operating Income	1,219
Intercompany Charges, net	376
Income Before Income Taxes	3,157
Net Income	$2,762

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in a still-challenging macroeconomic environment from the ongoing COVID-19 pandemic, labor availability and supply chain constraints, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $6.1 billion in cash at February 28, 2022 and $3.5 billion in available liquidity at March 15, 2022 under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

Our cash and cash equivalents balance at February 28, 2022 includes $3.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures are expected to be approximately $7.0 billion in 2022, a $1.1 billion increase from 2021. While we continue to invest in our business, the capital intensity relative to revenue remains below historical levels. Total capital expenditures will include strategic investments to increase capacity to support elevated volume levels, aircraft modernization at FedEx Express, and investments in productivity and safety. We invested $1.5 billion in aircraft and related equipment in the nine months of 2022 and expect to invest an additional $0.8 billion for aircraft and related equipment during the remainder of 2022. In addition, we are making investments over multiple years of approximately $1.5 billion to significantly expand the FedEx Express Indianapolis hub and approximately $1.5 billion to modernize the FedEx Express Memphis World Hub. We expect these investments in hubs will provide productivity gains. We anticipate that our cash flow from operations will be sufficient to fund our capital expenditures for the remainder of 2022. Historically, we have been successful in obtaining unsecured financing from both domestic and international sources, although the marketplace for such investment capital can become restricted depending on a variety of economic factors.

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

The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 4 of the accompanying unaudited condensed consolidated financial statements, as well as Part II, Item 5. “Other Information” for information on the recent amendment of the Five-Year Credit Agreement and replacement of our previously existing $1.5 billion 364-day credit agreement with the Three-Year Credit Agreement, the replacement of references to the London Interbank Offered Rate with the Secured Overnight Financing Rate, and a description of the other terms of and significant covenants in the Credit Agreements.

During the nine months of 2022, we made voluntary contributions totaling $500 million to our U.S. Pension Plans. We do not expect to make any additional contributions to our U.S. Pension Plans in the fourth quarter of 2022. We do not anticipate contributions to our U.S. Pension Plans will be required for the foreseeable future based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $4 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 28, 2022, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Business Realignment Costs,” “Income Taxes,” “Russia and Ukraine Conflict,” “Outlook,” “Liquidity Outlook,” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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

•
the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or FedEx in particular, and what effects these events will have on our costs and the demand for our services;
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
•
the price and availability of jet and vehicle fuel, including significant increases in fuel prices as a result of the ongoing conflict between Russia and Ukraine;
•
our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•
the effect of intense competition on our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs) or to maintain or grow our revenue and market share;
•
our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses, including their goodwill and other intangible assets;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2022, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Hong Kong dollar, Mexican peso, Japanese yen, and Brazilian real. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2022, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first nine months of 2021, and this strengthening had a slightly positive effect on our results.

While we have market risk for changes in the price of vehicle and jet fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Fuel” section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our back office, including accounting, finance, and legal employees, continued working remotely. We continue to monitor the COVID-19 pandemic and its effects on the design and operating effectiveness of our internal control over financial reporting.

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

Difficulties in attracting and retaining employees by FedEx and our contracted service providers and increases in labor and purchased transportation costs have materially adversely affected our business and results of operations. Labor market challenges experienced in 2021 continued during the nine months of 2022 and drove increased operating expenses as the constrained labor market affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, higher wage rates, and lower service levels. These challenges were exacerbated by the Omicron variant of the COVID-19 pandemic during the third quarter of 2022. See “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this report for more information. The extent and duration of the effect of these labor market challenges are subject to numerous factors, including the continuing effect of the COVID-19 pandemic, vaccine mandates that may be announced in jurisdictions in which our businesses operate, availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, behavioral changes, prevailing wage rates and other benefits, health and other insurance costs, inflation, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, and our reputation within the labor market.

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations. Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have suspended all services in Ukraine, Russia, and Belarus, which has not had and is not expected to have a material impact on our operating results. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, as a result of the suspension of services in Russia, including nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in our Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including our fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy, particularly with regard to our FedEx Express international business; disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs and could affect our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; our ability to maintain our strong reputation and the value of the FedEx brand; terrorist activities targeting the transportation infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2022:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Dec. 1-31, 2021	4,793,864	$247.64	4,793,864	$4,070
Jan. 1-31, 2022	—	—	—	4,070
Feb. 1-28, 2022	1,263,318	247.64	1,263,318	4,070
Total	6,057,182		6,057,182	$4,070

In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares (the “2016 repurchase program”). In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (the “2022 repurchase program” and together with the 2016 repurchase program, the “repurchase programs”). As part of the repurchase programs, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in December 2021 to repurchase an aggregate of $1.5 billion of our common stock. During the third quarter of 2022, the ASR transaction was completed, and 6.1 million shares were delivered under the ASR agreement. The 6.1 million shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the third quarter of 2022. No shares remain available for repurchase under the 2016 repurchase program.

Shares under the 2022 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. As of March 15, 2022, approximately $4.1 billion remains available to be used for repurchases under the 2022 repurchase program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the 2022 repurchase program and the ASR transaction, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of our Quarterly Report on Form 10-Q for our fiscal quarter ended November 30, 2021 for additional information regarding the 2016 repurchase program.

Item 5. Other Information

Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement, and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. On March 15, 2022, FedEx, as borrower, further amended our Second Amended and Restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and also entered into a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). FedEx amended the Five-Year Credit Agreement and entered into the Three-Year Credit Agreement with a syndicate of banks and other financial institutions (the “Five-Year Lenders” and “Three-Year Lenders,” respectively), including JPMorgan Chase Bank, N.A., individually and as administrative agent, Bank of America, N.A., individually and as syndication agent, and Citibank, N.A., The Bank of Nova Scotia, Wells Fargo Bank, National Association, and Truist Bank, each individually and as a co-documentation agent. The amendment to the Five-Year Credit Agreement and the syndicate of lenders for the Three-Year Credit Agreement were arranged by JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citigroup Global Markets Inc., The Bank of Nova Scotia, Wells Fargo Securities, LLC, and Truist Securities, Inc., as joint lead arrangers and joint bookrunners.

The Three-Year Credit Agreement replaces the $1.5 billion 364-day credit agreement dated as of March 16, 2021, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Terminated Credit Agreement”). The Terminated Credit Agreement was terminated effective March 15, 2022. The terms of the Terminated Credit Agreement are summarized in FedEx’s Form 10-Q filed with the Securities and Exchange Commission on March 18, 2021.

As a result of the discontinuation of the London Interbank Offered Rate (“LIBOR”), all prior references to LIBOR in the Five-Year Credit Agreement have been replaced with references to the Secured Overnight Financing Rate (“SOFR”), the recommended risk-free reference rate of the Federal Reserve Board and Alternative Reference Rates Committee. The Three-Year Credit Agreement includes identical provisions regarding SOFR.

The Five-Year Credit Agreement provides the terms under which the Five-Year Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $2.0 billion, including a $250 million sub-limit for letters of credit. FedEx may elect to increase the aggregate amount available under the facility to up to a total of $2.5 billion. The Three-Year Credit Agreement provides the terms under which the Three-Year Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $1.5 billion.

Borrowings under the Credit Agreements may be used for FedEx’s general corporate purposes, including acquisitions.

The Five-Year Lenders’ and the Three-Year Lenders’ commitments under the Credit Agreements will terminate on March 17, 2026 and March 14, 2025, respectively, unless terminated earlier by FedEx or by the administrative agent upon an event of default. FedEx may request up to two one-year extensions of the Three-Year Lenders’ commitments under the Three-Year Credit Agreement. FedEx’s obligations under the Credit Agreements are guaranteed by the same FedEx subsidiaries that guarantee FedEx’s outstanding public debt securities.

Loans under the Credit Agreements denominated in U.S. Dollars will bear interest at a rate per year generally equal to, at FedEx’s election, either:

•
the highest of (a) the interest rate quoted by the Wall Street Journal as the prime rate in the United States; (b) 0.5% plus the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, each as determined by the Federal Reserve Bank of New York; and (c) the SOFR Rate (the “SOFR Rate”) for a one-month interest period plus 1.0%, plus the applicable margin for such loans (“ABR Loans”);
•
the SOFR Rate for the selected term, plus the applicable margin for such loans (“Term Benchmark Loans”); or
•
the daily SOFR Rate, plus the applicable margin for such loans (“RFR Loans”).

Loans under the Credit Agreements denominated in pounds sterling will be classified as RFR Loans and bear interest at a rate per year equal to the sterling overnight index average plus 0.0326% plus the applicable margin, while loans denominated in euros will be classified as Term Benchmark Loans and bear interest at a rate per year equal to the euro interbank offered rate for the relevant period determined by the European Money Markets Institute displayed on the page EURIBOR01 of the Reuters Service, subject to a statutory reserve adjustment, plus the applicable margin.

Letters of Credit issued under the Five-Year Credit Agreement will be assessed a fee based upon the applicable margin charged for Term Benchmark Loans. In addition, FedEx will pay the issuing banks a fronting fee of 0.125% per year on the undrawn and unexpired amount of each issued Letter of Credit.

FedEx will also pay commitment fees on the average daily undrawn amount of the facilities. The applicable margin for loans and the applicable commitment fees will vary depending upon FedEx’s senior unsecured non-credit-enhanced long-term debt ratings. For example, based upon FedEx’s current ratings of BBB (Standard & Poor’s) and Baa2 (Moody’s Investors Service), the applicable margin for ABR Loans would be 0.25%, the applicable margin for RFR or Term Benchmark Loans would be 1.25%, and the applicable commitment fee rate would be 0.125% per year on undrawn commitments under the Five-Year Credit Agreement and the Three-Year Credit Agreement.

The Credit Agreements contain customary affirmative and negative covenants, as well as customary events of default. The financial covenants in the Credit Agreements require FedEx to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis.

Certain of the Five-Year Lenders and Three-Year Lenders, as well as certain of the lenders under the Terminated Credit Agreement, and their affiliates engage in transactions with, and perform services for, FedEx and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and investment banking, financial advisory, and other financial services transactions with FedEx and its affiliates.

The amendment to the Five-Year Credit Agreement and the Three-Year Credit Agreement will be filed as exhibits to FedEx’s annual report on Form 10-K for the fiscal year ending May 31, 2022.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

˄† 10.1

Supplemental Agreement No. 35 (and related side letters) dated as of December 10, 2021, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

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

FedEx Corporation

Date: March 17, 2022	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer