Form 10-K
period 2022-05-31
FEDEX CORP
filed 2022-07-18
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2022.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2021, was approximately $56.4 billion. The Registrant has no non-voting stock.

As of July 14, 2022, 259,845,660 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2022 annual meeting of stockholders to be held on September 19, 2022 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 2. Properties”; “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”; the “Business Realignment Costs,” “Income Taxes,” “Outlook” (including segment outlooks), “Liquidity Outlook,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Long-Term Debt and Other Financing Arrangements,” “Income Taxes,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.

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

EXHIBITS
Exhibit 4.1
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.30
Exhibit 10.31
Exhibit 10.32
Exhibit 10.33
Exhibit 10.34
Exhibit 10.35
Exhibit 10.36
Exhibit 10.37
Exhibit 10.38
Exhibit 10.39
Exhibit 10.40
Exhibit 10.41
Exhibit 10.42
Exhibit 10.52
Exhibit 10.53
Exhibit 10.54
Exhibit 10.55
Exhibit 10.56
Exhibit 10.57
Exhibit 10.58
Exhibit 10.59
Exhibit 10.60
Exhibit 10.61
Exhibit 10.62
Exhibit 10.63
Exhibit 10.64
Exhibit 10.65
Exhibit 10.80
Exhibit 10.81
Exhibit 10.102
Exhibit 10.103
Exhibit 10.104
Exhibit 10.107
Exhibit 21
Exhibit 22
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Date Files
Exhibit 104 Cover Page Interactive Data File

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides a broad portfolio of transportation, e-commerce, and business services through operating companies competing collectively, operating collaboratively, and innovating digitally, under the respected FedEx brand. These companies are included in the following reportable business segments:

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

• FedEx Freight: FedEx Freight Corporation (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight transportation services across all lengths of haul to businesses and residences. Within the contiguous U.S., FedEx Freight offers FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses. FedEx Freight also offers freight delivery service to most points in Puerto Rico and the U.S. Virgin Islands.

• FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments.

The FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment provides document and business services and retail access to our package transportation businesses and the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”) and integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). Additionally, the FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment, including ShopRunner, Inc. (“ShopRunner”), is focused on creating solutions to transform the digital and physical experiences of our customers and team members. FedEx Office, FedEx Logistics, and FedEx Dataworks are included in “Corporate, other, and eliminations” in our segment reporting. For more information about FedEx Office, FedEx Logistics, and FedEx Dataworks, please see “FedEx Office Operating Segment,” “FedEx Logistics Operating Segment,” and “FedEx Dataworks Operating Segment.”

For more information about our reportable segments, please see “Business Segments.” For financial information concerning our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and environmental, social, and governance (“ESG”) initiatives can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to such reports available, free of charge, through our website, as soon as reasonably practicable on the day they are filed with or furnished to the SEC. The Investor Relations page of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on the Investor Relations page of our website could be deemed to be material information. We encourage investors, the media, and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report.

Except as otherwise specified, any reference to a year indicates our fiscal year ended May 31 of the year referenced. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

Strategy

At FedEx, our ambition to “Deliver Today, Innovate for Tomorrow” and our strategic operating principles, “compete collectively, operate collaboratively, innovate digitally,” guide how we grow, execute, and evolve as a company and help differentiate FedEx from our competitors.

The collective FedEx brand unites our distinct operating companies, giving us our competitive edge. Further, our strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise. As a result, we base decisions on capital investment and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. For each FedEx operating company, we focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in sizing our operating companies to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility, uncertainty, and evolution have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy.

While we believe that operating separate networks enhances service quality and reliability from each business unit, we are building a holistic, collaborative approach to compete in a dynamic and ever-changing market. Our business is currently undergoing a transformation to enable increased collaboration between FedEx Express, FedEx Ground, and FedEx Freight by enhancing asset utilization to move packages seamlessly through the network, improve customer experience, and reduce our cost to serve. We will continue to look comprehensively at all assets in our network, including stations, hubs, and equipment, to put the right package in the right network at the best service for our customers.

Innovation inspired our start at FedEx nearly 50 years ago, and it is fueling our future as we combine logistics with digital intelligence. The size and scale of our network gives us key insights into global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, improve the customer experience and differentiate our service offering, and improve our operational efficiency by optimizing our existing physical capacity and staffing. To fully harness the power of this data, FedEx Dataworks is focused on putting our data into context and using it to transform the digital and physical experiences of our customers and team members. We are also leveraging the power of technology to make supply chains smarter for everyone through sensor-based technologies, providing enhanced visibility and predictive capabilities, and enhancing sortation technology. See “FedEx Services Segment — Customer-Driven Technology” and “FedEx Dataworks Operating Segment” below for more information.

At FedEx, “Safety Above All” is the first and foremost value in every aspect of our business. We are committed to making our workplaces and communities safer for our team members, customers, and the public. This philosophy is embedded in our day-to-day work through rigorous policies, continual education and engagement, and investments in technology designed to prevent accidents.

Through our global transportation, information technology, and retail networks, we help to facilitate an ongoing and unprecedented expansion of customer access — to goods, services, and information. We believe it would be extremely difficult, costly, and time-consuming to replicate our global network, which reflects decades of investment, innovation, and expertise, includes the world’s largest all-cargo air fleet, and connects more than 99% of the world’s gross domestic product. We continue to position our companies and team members to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity, and profitability.

During 2022 and early 2023, we have introduced a number of innovative solutions, advanced important long-term business initiatives, and made other important investments that benefit our customers, team members, and communities, including:

• Completing the physical network integration of TNT Express into FedEx Express and continuing to execute additional initiatives to further transform and optimize the FedEx Express international business, particularly in Europe.

• Continuing to increase collaboration across our operating companies to utilize our air and ground networks in a more efficient manner.

• Implementing technology to enhance sortation efficiency, optimize staffing, and improve safety at FedEx Ground, as well as dimension-in-motion (”DIM”), radio frequency identification, and other technology at FedEx Freight.

• Providing in-kind shipping and other humanitarian aid in response to the conflict in Ukraine and the shortage of infant formula in the U.S.

• Partnering with Microsoft Corporation (“Microsoft”), Adobe Inc. (“Adobe”), Salesforce, Inc. (“Salesforce”), and FourKites, Inc. (“FourKites”) to create innovative solutions that help our customers increase their efficiency, competitiveness, and supply chain visibility.

• Announcing the launch of Picture Proof of Delivery for express and ground residential deliveries in the U.S. and Canada that are released without a signature in advance of the 2023 holiday peak season.

• Entering into a strategic alliance with Delhivery Limited (“Delhivery”), a leading logistics and supply chain services company in India.

• Expanding our agreement to purchase electric vehicles from General Motors’ BrightDrop in furtherance of our goal to achieve carbon neutrality for our global operations by calendar 2040.

• Further exploring the use of autonomous technologies by beginning a pilot program to test autonomous driving technology within FedEx linehaul operations.

• Launching a new, enterprise-wide culture framework.

Reputation and Responsibility

By competing collectively under the FedEx brand, our operating companies benefit from one of the world’s most recognized brands. FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2022, FedEx ranked 16th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 22nd consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. We also retained our position as the highest ranked delivery company on the “World’s Most Admired Companies” list. During 2021 FedEx was also named one of the “TIME100 Most Influential Companies” by Time magazine and was recognized as the biggest transportation and logistics company in the world by Forbes. Additionally, FedEx was named one of “America’s Most Responsible Companies” by Newsweek in 2021, ranking higher than any other “Travel, Transport & Logistics” company included on the list.

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, FedEx was named to FORTUNE magazine’s list of the “100 Best Companies to Work For” in the U.S. in 2022. FedEx was also listed as one of “America’s Best Large Employers” and one of “America’s Best Employers for Diversity” by Forbes in 2021.

Through our ESG strategies, FedEx connects the communities where we live and work in remarkable ways. Our 2022 ESG Report is available at fedex.com/en-us/sustainability/reports.html. This report discusses our ESG strategies and programs and includes important goals and metrics that demonstrate our commitment to fulfilling our responsibilities in these areas. Information in our ESG Report is not incorporated by reference in, and does not form part of, this Annual Report.

We remain committed to helping lift local economies by investing in people and communities where we live and work. In the U.S., this includes seeking diverse suppliers and strengthening our supply chain by sourcing from small, minority-, and women-owned businesses. We are also proud of our long-standing history of supporting and fostering relationships with organizations that are working to make our society more equitable and just, such as the National Association for the Advancement of Colored People and the National Civil Rights Museum. In 2022 we launched the FedEx-HBCU Student Ambassador Program, which will prepare students at Historically Black Colleges and Universities to be future leaders by interacting with FedEx executives and building leadership and career-ready skills.

Human Resource Management

Our Culture

At FedEx, it is our people—our greatest asset—that give us our strong reputation and stand at the heart of our success. In addition to our superior physical and information networks, FedEx has an exemplary human network. Across the globe, our team members are united by our passion to deliver the FedEx Purple Promise—to make every FedEx experience outstanding—and our People–Service–Profit principles. Our global team of innovators and collaborators are committed to bringing this concept to life by:

• Prioritizing safety.

• Taking care of our team members.

• Embracing Diversity, Equity, and Inclusion (“DEI”) so everyone feels appreciated and valued.

• Delivering excellence and value for our customers and stockholders.

• Acting with integrity in all that we do.

• Supporting our communities.

• Helping shape a better world.

• Growing profitably to reinvest in our team members and business.

In 2022, we launched a new, enterprise-wide culture framework built on five values: take care of each other, commit to do good, own outstanding, drive business results, and create what’s next. These fundamental values apply to all roles and operating companies within FedEx and define FedEx culture to ensure every team member is working to keep FedEx at the forefront of where now meets next.

Ultimately, our success depends on the talent, dedication, and well-being of our people. As we grow, we strive to recruit, retain, develop, and provide advancement opportunities for our team members. We continually work to make FedEx an inclusive, equitable, and growth-focused workplace where all team members have the opportunity to flourish.

Safety

Our longstanding “Safety Above All” philosophy is the first and foremost value in every aspect of our business. It is backed by strict policies, robust team member education, safety recognition awards, and continued investment in technology. Across the enterprise, we are committed to making our workplaces and communities safer for our team members, customers, and the public. The Governance, Safety, and Public Policy Committee of our Board of Directors oversees our safety strategies, policies, programs, and practices. During the coronavirus (“COVID-19”) pandemic, we implemented numerous measures to keep our team members, customers, and communities safe while on the front lines operating in impacted areas and providing connectivity and delivery of critical medical supplies around the world.

Diversity, Equity, and Inclusion Creates Opportunity

We believe that DEI delivers a better future for all team members, customers, suppliers, and communities. As a global company, we see exceptional business and community value in the diversity of perspectives and experiences that our team members bring to work every day. While we are proud of what we have achieved during our almost 50-year history, we know that DEI must always be at the forefront of our business strategy.

The FedEx workforce is as diverse as the world we serve, and we believe that everyone deserves respect. We are committed to be a diverse, equitable, and inclusive employer. We set, measure, and assess our DEI goals and progress through four strategic pillars: Our People; Our Education and Engagement; Our Communities, Customers, and Suppliers; and Our Story. In 2022 we continued to align our strategy with these pillars by investing in programs, initiatives, and people across our workforce, culture, marketplace, and communities. Additionally, to further our transparency efforts regarding our workforce composition, in 2022 we began reporting the prior year’s gender, racial, and ethnic composition of our U.S. workforce by EEO-1 job category, as set forth in the consolidated EEO-1 Reports filed by FedEx and its operating subsidiaries with the Equal Employment Opportunity Commission.

Compensation and Benefits

We provide our team members with competitive healthcare, wellness, paid sick leave and other flexible paid time off, and other benefits to support their quality of life and enable them to thrive in the workplace. In addition, we offer competitive retirement benefits to eligible U.S. team members.

We conduct periodic benchmarking analyses to ensure our pay remains competitive. In addition, FedEx regularly assesses internal pay equity. In each pay analysis, we adjust for job tenure, region, performance, and other variables that can influence pay over time.

All eligible full-time and part-time employees and their eligible dependents receive competitive health benefits. In the U.S., we cover approximately 70% of total eligible healthcare costs for part- and full-time employees at the plan level for our approximately 227,000 participating employees as of January 2022.

To support team members’ mental health and well-being, we offer 24/7 confidential counseling services to employees, eligible dependents, and all household members, even if they are not participating plan members. We frequently communicate with employees on how to access these resources to promote their use across the enterprise, with an increased focus on mental health resources in recent years.

Learning and Development

As our team members commit to delivering the Purple Promise, we remain committed to providing all our employees with learning and development opportunities to advance their careers at FedEx. Training and development begins with our enterprise-wide content for new employees—Core New Employee Orientation—which provides a consistent onboarding experience across our operating companies on topics such as safety, security, compliance, sustainability, and DEI. Beyond training opportunities, we provide ongoing career development tools, opportunities, and education for all full-time employees. Each operating company designs and manages its own leadership and development programs in support of its unique needs.

We are committed to supporting team members who wish to pursue higher education in a variety of ways. In 2021, we provided over $17 million in tuition assistance to nearly 11,000 employees to further their education. In addition, Learning inspired by FedEx (LiFE)—a partnership between multiple FedEx operating companies and The University of Memphis—continues to allow many employees the opportunity to earn a tuition-free, fully online degree. Eligible employees include all FedEx Express employees at all hub and airport locations in the U.S. as well as all U.S.-based FedEx Logistics and all Memphis-based FedEx Supply Chain employees. In 2021, we expanded the LiFE program by adding a mentoring component and extending coverage to over 100 majors and concentrations. The program currently has more than 2,000 enrolled employee participants.

In cooperation with key organizations, we are working to advance opportunities for team members from a variety of backgrounds to build a workforce reflective of the world and the communities we serve. For example, FedEx Express has launched OnDeck, a training and development program that provides frontline workers with skills to prepare for management roles.

Employee Engagement

We value feedback from our team members, looking to understand their concerns and expectations and, where appropriate, acting on them. We provide several avenues to listen to and engage with our team, including annual surveys, employee networks, and direct feedback. FedEx conducts annual engagement surveys to measure employee satisfaction on Culture, Engagement, and Diversity and we share the results with senior leaders to inform leadership development plans and additional changes as needed. All surveys included DEI questions in 2021, such as “I am treated with respect and dignity at work” (88% favorability rating) and “FedEx has an environment where people of diverse backgrounds are welcome” (86% favorability rating), to capture team member perspectives on inclusion in the workplace. FedEx Ground, our most diverse employee population, also added DEI as a standard goal in the 2022 team member annual performance review process.

Due to the COVID-19 pandemic, we have reevaluated how and where team members work and, where appropriate, have provided more flexibility to increase effectiveness and optimize our workspaces.

Tenure, Promotion, and Turnover

Every day, we work hard to earn and maintain the loyalty of our team members by creating a workplace culture that supports their aspirations and provides benefits and opportunities to support their quality of life and development. Globally, FedEx hired nearly 367,000 full- and part-time team members in 2021, largely to keep up with increased shipping volumes. Turnover for part-time team members, primarily package handlers at our sorting locations, was 200%, while full-time team member turnover was 32% in 2022. Turnover rates among part-time frontline workers in a number of industries are historically higher than among other employee groups. Within the ground transportation industry, many part-time workers pursue temporary employment opportunities that allow them to exit and re-enter the workforce more frequently based on their needs. These traditionally higher rates have recently been further exacerbated by the highly competitive labor market and the conditions created by the COVID-19 pandemic.

Other Information

As of May 31, 2022, FedEx employed approximately 345,000 permanent full-time and approximately 202,000 permanent part-time employees and FedEx Ground utilized over 6,000 contracted service providers.

The pilots at FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015, and became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. Other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized. For additional information, see “FedEx Express Segment” and “Regulation” below and “Item 1A. Risk Factors.”

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources, and network. Through FedEx Cares, our global community engagement program, we support non-profit organizations working to solve social challenges relevant to our business, customers, and team members. We pair donations with charitable shipping and access to our global network, team member volunteers, subject matter expertise, influence, and connections to meet social and business goals, and make our biggest investments in areas where we can address significant issues and apply our unique business capabilities. Real change takes significant investment, authentic support for communities, and a commitment to continuous learning. FedEx Cares focuses on three major giving portfolios:

• Delivering for Good: Lending our global network and unparalleled logistics expertise to organizations with mission-critical needs in times of disaster and helping communities heal, learn, and thrive.

• Global Entrepreneurship: Advancing women and minority-owned small businesses globally through training and increased access to resources, capital, and new markets.

• Sustainable Logistics: Accelerating process innovations such as public transportation and technological innovations such as natural carbon capture and clean energy to reduce the environmental impact of the logistics industry.

Additionally, our commitments to DEI and team member volunteerism are foundational to FedEx Cares.

In 2020 we launched FedEx Cares 50 by 50 with the goal of positively impacting 50 million people around the world by our 50th anniversary in 2023. As of May 31, 2022, we have positively impacted approximately 40 million people. FedEx also supports communities throughout the U.S. with its annual FedEx Cares United Way giving campaign.

We believe the investments we make in our communities today, combined with team member engagement, set the stage for a brighter tomorrow. For additional information on our community involvement and our FedEx Cares strategy, visit fedexcares.com.

The Environment

At FedEx, we remain committed to minimizing the impacts our business has on the environment. Our “Practical Sustainability” philosophy and “Reduce, Replace, Revolutionize” approach guide our efforts to mitigate environmental impacts, increase efficiency, reduce costs, and protect against future risks. We understand the impacts climate change poses to our business, such as intensifying weather events, emerging greenhouse gas (“GHG”) emissions regulations, increased media and investor attention, and enhanced customer demands to address environmental challenges. We identify and evaluate physical and transition climate-related risks through our enterprise risk management process and align our assessment and reporting approach with the recommendations from the Global Reporting Initiative, Sustainability Accounting Standards Board, and the Task Force on Climate-related Financial Disclosures.

In 2021 we announced our goal to achieve carbon neutrality by calendar 2040 across our global operations’ Scope 1 and Scope 2 emissions and our Scope 3 contracted transportation GHG emissions. To help reach this goal, we are investing more than $2.0 billion in vehicle electrification, sustainable energy, and carbon sequestration, including a pledge of $100 million to Yale University to help establish the Yale Center for Natural Carbon Capture. In addition, we continue to leverage other approaches to reduce vehicle emissions, such as increased intermodal rail usage at FedEx Ground and FedEx Freight.

Vehicle Electrification

We are leveraging various innovative technologies to transition our pickup-and-delivery and last-mile fleets to electric vehicles. We plan to transition the entire FedEx parcel pickup-and-delivery fleet to zero-emission electric vehicles by calendar 2040, using a phased approach to replace existing vehicles. For example, by calendar 2025, we expect 50% of FedEx Express global pickup-and-delivery vehicle purchases will be electric, rising to 100% of all purchases by calendar 2030, subject to availability.

In 2021 FedEx Express agreed to purchase 500 electric vehicles from General Motors’ BrightDrop, and in January 2022 we expanded our agreement to acquire 2,000 additional electric vans over the next several years. We are currently working on a plan to add up to 20,000 more, subject to further negotiations and execution of a definitive purchase agreement. FedEx Ground is developing a comprehensive strategy to facilitate the electric vehicle transition for our independent service providers, and we are developing innovative charging infrastructures to support the continued rollout of electric vehicles by FedEx and independent service providers.

To advance progress towards our electrification goal and enhance our intelligent logistics system, we are working to leverage advanced technology to increase vehicle efficiency. See “FedEx Services Segment — Customer-Driven Technology — Autonomous Delivery Technology” below for additional information on Roxo, the FedEx SameDay Bot and other innovative specialty delivery technologies we are exploring. In addition, we continue to electrify forklifts, airport ground service equipment, and other non-road vehicles across our operating companies.

We strive to employ the most advanced vehicle technologies to efficiently and safely move packages across our networks. FedEx Express has established a goal to increase vehicle fuel efficiency by 50% from a 2005 baseline by calendar 2025. Through 2021, our efforts collectively resulted in a 42% improvement in FedEx Express vehicle fuel efficiency from our 2005 baseline.

Sustainable Fuels

We continue to invest in, and seek the development of, viable, cost-effective alternative fuels to reduce aircraft and vehicle emissions. Our global fleet includes more than 4,100 alternative fuel vehicles, including hybrid, electric, liquified or compressed natural gas, liquified petroleum gas, and hydrogen fuel cell vehicles, and we will continue to grow our alternative fuel fleet in the coming years, subject to availability. We have also established a goal of obtaining 30% of our jet fuel from alternative fuels by calendar 2030.

Aircraft Fuel Conservation and Fleet Modernization

To reduce the cost of fuel use and associated GHG emissions, we have implemented efficiencies in flight operations through our global FedEx Fuel Sense program and are replacing many of our older airplanes with more fuel-efficient models. Our team members remain committed to improving our fuel efficiency and reducing our environmental impact, which led to 65 million gallons of jet fuel savings from our FedEx Fuel Sense program in 2021. Additionally, we are modernizing our aircraft fleet to reduce costs, enhance reliability and operational adaptability, improve fuel efficiency, and reduce emissions. We retired our MD-10-10 fleet at the end of 2021 and plan to retire our MD-10-30 fleet during 2023. We took delivery of four Boeing 777 Freighter (“B777F”) aircraft in 2022, and plan to deploy an additional eight B777F aircraft between 2023 and 2025. Similarly, we took delivery of 12 Boeing 767-300 Freighter (“B767F”) aircraft in 2022, and plan to deploy an additional 38 B767F aircraft between 2023 and 2025. Delays could impact these timelines. We are also deploying 30 new ATR 72-600F aircraft for shorter feeder routes to replace our aging ATR-42 aircraft and introducing 50 Cessna SkyCourier 408 cargo aircraft to help reduce the number of planes needed per feeder route and further improve our fuel efficiency.

A global increase in shipping volume exacerbated by the COVID-19 pandemic delayed the retirement of certain older aircraft and led us to fall short of our goal to reduce aircraft emissions intensity by 30% from a 2005 baseline by calendar 2020. Due to the increased demand for essential deliveries, e-commerce, and other global shipments in 2021, our aircraft emissions increased 12% compared to our 2020 performance. However, we have reduced our overall aircraft emissions intensity by 27% since 2005.

Facilities

We strive to sustainably operate our more than 5,000 air and ground hubs, local stations, freight service centers, and retail locations through continued investments in efficiency, renewable energy, and other energy management programs. Our facility energy management strategy is more important than ever as our energy demand increases to support electric vehicle deployment. We increase the efficiency of our facilities through energy management systems that monitor, control, and optimize our lighting, heating, ventilation, and air-conditioning equipment. In 2021, we generated on- and off-site solar energy at a total of 26 global locations across our operating companies. Where appropriate, we adopt the Leadership in Energy and Environmental Design (“LEED”) standard in the U.S. and the Building Research Establishment Environmental Assessment Method (“BREEAM”) in Europe to guide efficient facility design. FedEx Express and FedEx Freight seek LEED certification on all new construction, and in total FedEx has 39 LEED-certified facilities and 13 BREEAM-certified facilities across our operating companies.

In addition, we aim to minimize our operational waste footprint. FedEx recognizes that the long-term health of our business is directly connected to the health of the planet and local communities, and each operating company has robust programs and policies in place to help mitigate adverse impacts on the local environment from facility operations.

Sustainable Customer Solutions

FedEx works with customers to evaluate offering end-to-end sustainability for our supply chains through options such as carbon-neutral shipping offerings and sustainable packaging solutions. We help customers ship packages responsibly by offering free packaging options for FedEx Express shipments that are reusable, recyclable, and made from recycled content. All FedEx-branded cardboard packaging is 100% recyclable. In addition, during 2021 the third-party certified content percentage of our packaging materials was 75% and all paper purchased by FedEx Office was from vendors with responsible forest-management practices.

For additional information on the ways we are minimizing our impact on the environment, see fedex.com/en-us/sustainability.html.

Governance

The FedEx Board of Directors is comprised of a majority of independent directors and is committed to the highest quality corporate governance and accountability to stockholders. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines (the “Guidelines”) and our Code of Conduct, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code of Conduct, which apply to all of our directors, officers, and employees, including our principal executive officer and senior financial officers, are available under the ESG heading under “Governance” on the Investor Relations page of our website at investors.fedex.com. We will post under the ESG heading on the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code of Conduct to the extent such disclosure is required.

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

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, historically with a money-back guarantee. As of July 15, 2022, the money-back guarantee remains suspended for certain FedEx Express services in order to balance our focus on service and safety. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. As of May 31, 2022, FedEx Express employed nearly 250,000 employees and had approximately 74,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as approximately 19,000 Walgreens, Dollar General, and Albertsons stores), 696 aircraft, and approximately 86,000 vehicles in its global network.

FedEx Express also provides time-critical shipment services through FedEx Custom Critical, Inc. (“FedEx Custom Critical”) and cross-border enablement and technology solutions and e-commerce transportation solutions. FedEx Cross Border Holdings, Inc. was merged into FedEx Express during 2022.

Services

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight. FedEx Express offers three U.S. domestic overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight, and FedEx Standard Overnight. FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. FedEx Express also offers U.S. express overnight and deferred freight services to handle the needs of the time-definite freight market.

International express and deferred package delivery is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from nearly 200 countries and territories in one or two business days, delivery by 10:00 a.m. in one business day from the U.S. to Canada, and by 11:00 a.m. in one business day from the U.S. to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China, and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, real-time tracking, and advanced customs clearance.

Our FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 20 countries and territories. Additionally, FedEx International Connect Plus, a contractual e-commerce service currently available from nearly 50 origin countries to over 130 destination countries, provides day-definite delivery typically within two to five business days.

For information regarding FedEx Express e-commerce tools and solutions, such as FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.”

International Expansion

Over the years, FedEx Express has added capabilities in important international markets that have given us more robust transportation networks. Our 2016 acquisition of TNT Express accelerated our European and global growth; substantially enhanced our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East, and Asia; and expanded our capabilities and solutions for our customers. The completion of the physical network integration of TNT Express into FedEx Express in 2022 and consolidation of flights into our Paris hub allow us to significantly improve operational efficiency. We are currently in the process of migrating customers from services offered by TNT Express to the FedEx Express portfolio of services. Additionally, we continue to execute initiatives to transform and optimize the FedEx Express international business, particularly in Europe. For more information regarding our international strategy and related costs, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

We also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which serves as a consolidation point for shipments from northern Asia to the U.S.; and our International Express and Cargo Hub in Shanghai at Shanghai’s Pudong International Airport. During 2020, we added 14 new Asia-Pacific origin markets for FedEx International First service to the U.S. and Canada. These developments allow us to continue to better serve our global customers doing business in the Asia-Pacific markets.

In December 2021, FedEx Express entered into a strategic alliance with Delhivery, a leading logistics and supply chain services company in India. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

In 2013, FedEx Express entered into a new seven-year agreement with the U.S. Postal Service (“USPS”) under which FedEx Express provides airport-to-airport transportation of USPS First Class Mail, Priority Mail Express, and Priority Mail within the U.S. In 2017, the parties entered into an amendment to the agreement whereby the initial renewal period provided in the agreement was exercised in part and the agreement’s period of performance was extended through September 29, 2024. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see “Item 1A. Risk Factors” of this Annual Report.

Pricing

FedEx Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. Effective January 3, 2022, FedEx Express implemented a 5.9% average list price increase for U.S. domestic, U.S. export, and U.S. import services.

In order to manage demand and capacity constraints in connection with the COVID-19 pandemic, between April 2020 and November 2020 FedEx Express implemented temporary surcharges on all international package and airfreight shipments. These surcharges continued as peak surcharges beginning in November 2020 and remain in effect. Additionally, beginning in June 2020 FedEx Express has implemented a series of peak surcharges generally applying to U.S. domestic shipments that are oversized or require additional handling, and to residential packages for customers meeting a certain volume threshold. Specific applicable surcharges have been adjusted periodically since their implementation, and higher surcharges were applied during the 2022 holiday peak season. Effective January 17, 2022, the U.S. domestic holiday peak surcharges were no longer in effect, and an additional residential surcharge was applied for customers who met certain volume thresholds. These changes reflect incremental costs associated with the challenging operating environment, while enabling FedEx Express to continue investing in service enhancement, fleet maintenance, technology innovations, and other areas to serve customers more effectively and efficiently.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. The fuel surcharge for U.S. domestic freight services is assessed per pound of shipment. Effective June 21, 2021, November 1, 2021, and April 4, 2022, the tables used to determine fuel surcharges at FedEx Express were updated. The weighted-average U.S. domestic and outbound fuel surcharges for the past three years were: 2022 — 13.1%; 2021 — 4.9%; and 2020 — 6.3%. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. We are making investments over multiple years in our facilities to expand and modernize our Indianapolis hub and Memphis World Hub. See the “Financial Condition — Liquidity Outlook” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. In addition to these national hubs, FedEx Express operates regional hubs in Fort Worth, Newark, Oakland, and Greensboro and major metropolitan sorting facilities in Chicago and Los Angeles.

Facilities in Anchorage, Paris, Cologne, Guangzhou, and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe, and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou, and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American, and Caribbean markets. A central air hub near Liege, Belgium connects specific large European markets. In addition to its worldwide air network, FedEx Express operates road networks in North America, Europe, the Middle East, Asia, Australia, and South America. FedEx Express’s unique European road network connects more than 40 countries and territories through 19 transit hubs and over 540 stations.

Throughout its worldwide network, FedEx Express operates city stations and employs a staff of customer service agents, cargo handlers, and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. For more information about our sorting and handling facilities, see “Item 2. Properties” of this Annual Report under the caption “FedEx Express Segment.”

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 19,000 Walgreens, Dollar General, and Albertsons stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks.

Fuel Supplies and Costs

During 2022, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenue
2022	$3,867	4.1%
2021	2,065	2.5
2020	2,265	3.3
2019	2,847	4.1
2018	2,460	3.8

Most of FedEx Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

Competition

As described in “Item 1A. Risk Factors” of this Annual Report, the express package and freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. The ability to compete effectively depends upon price, frequency, reliability, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, innovative service offerings, and the fit within the customer’s overall supply chain.

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders, and the USPS. FedEx Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. FedEx Express also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, and may be considered competitors. For example, Amazon.com has established a network of hubs, aircraft, and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. Many of FedEx Express’s international competitors are government-owned, -controlled, or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity, and more favorable operating conditions than FedEx Express. For more information, see “Item 1A. Risk Factors” of this Annual Report.

Employees

Donald F. Colleran is the President and Chief Executive Officer of FedEx Express, which is headquartered in Memphis, Tennessee. Mr. Colleran will serve as President and Chief Executive Officer through August 31, 2022 and remain at FedEx Express as FedEx Express CEO Executive Advisor until his retirement on December 31, 2022. Richard W. Smith, who previously served as Regional President, The Americas and Executive Vice President, Global Support of FedEx Express, was appointed President and Chief Executive Officer—Elect of FedEx Express effective April 1, 2022, and will succeed Mr. Colleran as President and Chief Executive Officer of FedEx Express effective September 1, 2022. As of May 31, 2022, FedEx Express employed approximately 191,000 permanent full-time and approximately 58,000 permanent part-time employees.

The pilots of FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect in November 2015. The collective bargaining agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized. In June 2022, the Transport Workers Union filed an application with the National Mediation Board requesting an election to represent approximately 130 Global Operations Control (“GOC”) specialists who perform flight dispatching functions in FedEx Express’s GOC center. FedEx Express has raised objections to the application in its response. FedEx Express believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.

FedEx Custom Critical

FedEx Custom Critical provides a range of expedited, time-specific freight-shipping services throughout the U.S., Canada, and Mexico. Among its services are Surface Expedite, providing exclusive-use shipping and time-definite services; Air Expedite, offering an array of expedited air solutions to meet customers’ critical delivery times; and White Glove Services, for shipments that require extra care in handling, temperature control, or specialized security. Service from FedEx Custom Critical is available 24 hours a day, 365 days a year. FedEx Custom Critical continuously monitors shipments through an integrated proprietary shipment-control system, including two-way satellite communications on exclusive-use shipments.

FedEx Ground Segment

Overview

By leveraging the FedEx brand, maintaining a low-cost structure, and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential money-back guaranteed ground package delivery services. As of July 15, 2022, the money-back guarantee for all FedEx Ground services remains temporarily suspended in order to balance our focus on service and safety. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental U.S. population and overnight service of up to 400 miles to nearly 100% of the continental U.S. population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers. FedEx Ground provides seven-day-per-week residential delivery to virtually all of the U.S. population.

The company offers FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment, and signature delivery. Sunday delivery is also provided for virtually all of the U.S. population. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. FedEx Ground Economy service is available for the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address or PO Box in the U.S.

Pricing

FedEx Ground periodically publishes updates to the list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. Effective January 3, 2022, FedEx Ground and FedEx Home Delivery implemented a 5.9% average list price increase. FedEx Ground Economy average list prices also increased.

To manage demand and capacity constraints in connection with the COVID-19 pandemic, beginning in June 2020 FedEx Ground implemented a series of surcharges generally applying to shipments that are oversized, unauthorized, or require additional handling; to residential packages for customers meeting a certain volume threshold; and to FedEx Ground Economy shipments. Specific applicable surcharges have been adjusted periodically since their implementation, and higher surcharges were applied during the 2022 holiday peak season. Effective January 17, 2022, the holiday peak surcharges were no longer in effect, and additional surcharges were applied to residential shipments for customers who met certain volume thresholds and to packages delivered or returned using FedEx Ground Economy services. These changes reflect incremental costs associated with the challenging operating environment, while enabling FedEx Ground to continue investing in service enhancement, equipment maintenance, technology innovations, and other areas to serve customers more effectively and efficiently.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Effective June 21, 2021, November 1, 2021, and April 4, 2022, the tables used to determine fuel surcharges at FedEx Ground were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Operations

FedEx Ground operates a highly flexible network of over 680 sortation and distribution facilities, including approximately 160 fully automated stations, in the U.S. and Canada as of May 31, 2022. FedEx Ground conducts its operations primarily with more than 100,000 vehicles owned or leased by independent service providers. To provide FedEx Home Delivery service and FedEx Ground Economy service, FedEx Ground leverages its pickup operation and hub and linehaul network.

In recent years, FedEx Ground’s network expansion has substantially increased the company’s daily capacity through the addition of new facilities featuring the latest automated sorting technology as well as the expansion or relocation of existing hubs and other facilities. FedEx Ground has also made significant operational enhancements to ensure safe and reliable handling of large and heavy items. These changes include designing new facilities, adding equipment to certain facilities, and making other operational adjustments.

FedEx Ground continues to leverage opportunities to maximize utilization of existing facilities and deploy new technologies to enhance operational efficiency. Advanced automated unloading and sorting technology is used to streamline the handling of millions of packages daily. FedEx Ground yard management systems, which interact with GPS tags on each trailer and create geofences around FedEx Ground facilities, automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute, where they are loaded for transport to their respective destination stations for local delivery. FedEx Ground is implementing dynamic scheduling tools to match sort staffing headcount with volumes, and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity. Additionally, FedEx Ground is testing autonomous, driverless technologies in the handling of large, non-conveyable packages.

Advanced route optimization technology provides service providers near real-time data that can be used to plan efficient delivery routes and make decisions about vehicle mix and workforce. Additionally, software systems and internet-based applications are deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.”

FedEx Ground has recently introduced new vehicle safety technologies and incentives for adoption by its service providers, as well as new eligibility standards for drivers employed by service providers.

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at approximately 19,000 Walgreens, Dollar General, and Albertsons stores.

As of May 31, 2022, FedEx Ground employed approximately 66,000 permanent full-time and approximately 134,000 permanent part-time employees. In addition, FedEx Ground contracts with over 6,000 independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of these service providers is well suited to the needs of the ground delivery business and its customers.

FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as an employer or joint employer of drivers employed by service providers engaged by FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. For a description of these proceedings, see “Item 1A. Risk Factors” of this Annual Report and Note 19 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

John A. Smith is the President and Chief Executive Officer of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS, and regional delivery carriers. FedEx Ground also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries. For example, Amazon.com has established a network of hubs and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. For more information, see “Item 1A. Risk Factors” of this Annual Report.

FedEx Freight Segment

Overview

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity, and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP Code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority has the fastest published transit times of any nationwide LTL service. Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between Canada and the U.S. In addition, FedEx Freight serves Mexico, Puerto Rico, and the U.S. Virgin Islands via alliances. As of July 15, 2022, the money-back guarantee for all FedEx Freight services remains temporarily suspended in order to balance our focus on service and safety.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express, and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the internet, e-mail, or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server, and FedEx Web Services. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada. FedEx Freight also offers LTL Select, a free cloud-based, multi-carrier transportation management system that provides customers with visibility into all available carriers and their pricing in one location, as well as the ability to book service and make payments.

FedEx Freight Direct addresses the growing e-commerce market for heavy bulky products and supports ongoing collaboration between FedEx Freight and FedEx Ground. It has four service levels to meet customer needs, with basic and basic by appointment available to nearly 100% of the U.S. population and standard and premium available to 90% of the continental U.S. population.

FedEx Freight continues to expand its use of DIM technology to more accurately capture freight profile, which improves the company’s ability to cost and price shipments. FedEx Freight also uses radio frequency identification technology and customized software to improve shipment visibility on its docks and enhance custodial control at the handling unit level.

As of May 31, 2022, the FedEx Freight segment was operating more than 30,000 vehicles from a network of approximately 400 service centers and had approximately 47,000 employees. Lance D. Moll is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company), SAIA, Inc., and TFI International Inc.

We are currently bargaining with the International Brotherhood of Teamsters at one FedEx Freight facility.

Pricing

FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100 Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 3, 2022, FedEx Freight implemented a 5.9% average list price increase for customers who use FXF PZONE and FXF EZONE rates and a 7.9% average list price increase for customers who use FXF 1000 and FXF 501. These increases apply for shipments within the U.S. and between the contiguous U.S. and Canada.

In order to manage demand and capacity constraints, beginning in July 2021 FedEx Freight implemented a peak surcharge applying to specific delivery points within the U.S. The peak surcharge has been adjusted periodically since implementation. Effective November 15, 2021, FedEx Freight increased applicable length surcharges. Effective January 17, 2022, FedEx Freight added a surcharge that applies when a pickup is performed and no shipment is tendered to the carrier.

FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. Effective November 1, 2021 and April 4, 2022, the tables used to determine fuel surcharges at FedEx Freight were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

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

Brie A. Carere and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2022, the FedEx Services segment had approximately 15,000 employees.

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed, and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. During 2022 we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market, and resiliency. See “FedEx Dataworks Operating Segment” below for more information on the solutions we are creating to “Innovate for Tomorrow.”

Shipping Management and Precision Tracking

The fedex.com website is widely recognized for its speed, ease of use, and customer-focused features. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments. FedEx Virtual Assistant on fedex.com is an artificial-intelligence-enabled service that provides answers to customer shipping questions, allowing our customer service representatives and sales professionals to focus on higher-value customer interactions.

SenseAware, a FedEx innovation currently available in nearly 90 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure, and shock events. Additionally, FedEx SenseAware ID is a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID will create opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the FedEx Express network. FedEx is currently expanding access to FedEx SenseAware ID and plans to eventually make FedEx SenseAware ID available for a broad range of premium FedEx Express services.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website, and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages and access FedEx Delivery Manager to customize home deliveries. Shippers can easily get rates and estimated delivery times and swiftly create a shipping label. All users can quickly find the nearest FedEx location for Hold at Location or drop-off. It is available on Android™ and Apple devices. The FedEx Mobil app has expanded to more than 220 countries and territories and 40 languages. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

Additionally, our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

E-Commerce Solutions

FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations, and times of delivery. Additionally, FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns and an easy way to track shipments, manage inventory, analyze returns trends, and make more informed decisions based on shoppers’ returns behaviors.

FedEx OnSite, our retail convenience network, utilizes third-party retailers to receive and hold packages for FedEx customers. As of July 15, 2022, the FedEx OnSite network has grown to include approximately 19,000 Walgreens, Dollar General, and Albertsons stores in addition to our approximately 2,200 FedEx Office locations. In addition to allowing for an easy returns and drop-off experience for shoppers, the FedEx OnSite network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology to the Walgreens retail network, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.

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

In June 2022, FedEx announced the launch of Picture Proof of Delivery for express and ground residential deliveries in the U.S. and Canada that are released without a signature in advance of the 2023 holiday peak season.

Autonomous Delivery Technology

FedEx is exploring the use of autonomous delivery technology within its operations. Roxo, the FedEx SameDay Bot, an autonomous delivery device designed to help retailers make on-demand same-day and last-mile deliveries to their customers, continues development and testing in select markets. In 2021, we announced a multi-year, multi-phase agreement to test Nuro’s next-generation autonomous delivery vehicle within FedEx operations. The collaboration with Nuro will explore various use cases for on-road autonomous vehicle logistics such as multi-stop and appointment-based deliveries.

In 2022, we began a pilot program with Aurora Innovation, Inc. (“Aurora”) and PACCAR Inc. to test Aurora’s autonomous driving technology in PACCAR autonomous vehicle platform-equipped trucks within FedEx linehaul operations. Additionally, FedEx Express is developing plans to test Elroy Air’s autonomous air cargo system within the company’s middle-mile logistics operations, moving shipments between sortation locations. We are also working with major national retailers, fast food restaurants, and drug stores to help assess different customers’ autonomous delivery needs.

Marketing

The FedEx brand name symbolizes outstanding service, reliability, and speed. Emphasis is continually placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print, and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:

• The UEFA Champions League, which is broadcast in over 200 countries and territories worldwide.

• The season-long FedExCup competition on the PGA Tour, including the FedEx St. Jude Championship, a PGA Tour event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of three annual FedExCup playoff events.

• The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Cup Series.

Additionally, FedEx is the “Official Delivery Service Sponsor” and “Official Office Services Provider” of the NFL, through which we conduct events and other activities to promote the FedEx brand, such as the “FedEx Air & Ground” NFL Players of the Week and Players of the Year Awards.

Information Security

FedEx Services has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’, and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations, and industry standards. For a description of risks related to information security, see “Item 1A. Risk Factors” of this Annual Report.

FedEx Office Operating Segment

As of May 31, 2022, FedEx Office operated approximately 2,200 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service.

The FedEx Office brick-and-mortar network features retail stores, FedEx Office locations inside Walmart stores, manufacturing plants, corporate on-site print centers, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses, and healthcare campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs. FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor, and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. This is especially valuable to our enterprise customers looking to outsource their print supply chain. Services include digital printing, professional finishing, document creation, design services, direct mail, signs and graphics, custom-printed boxes, copying, computer rental, free Wi-Fi, corporate print solutions, expedited U.S. passport processing and renewal through a collaboration with a registered U.S. passport agency, and fully digital notarization services through FedEx Office Online Notary.

With the FedEx Office Print On Demand solution, customers can use their laptops or mobile devices to design their print needs or access their personal cloud accounts, and print directly to any FedEx Office location in the U.S., or have their order delivered right to their door. Customers also have the flexibility of using FedEx Office’s Print & Go solutions to print at self-serve locations from USBs, the cloud, or through email. Print & Go solutions allow customers to access files using popular cloud providers Google Drive™, Box, Microsoft OneDrive®, and from FedEx Office’s own My Online Documents, making printing easy.

FedEx Office has prioritized our e-commerce and digital offerings as a growth opportunity for the enterprise/large, medium, and small business customers we serve. FedEx Office has partnered with a content and creative design platform to form a digital design-to-print marketplace offering millions of images and illustrations, an extensive library of templates, and a simple drag-and-drop interface to create custom business materials from fedex.com on any device, with next-day printing on many requests available at FedEx Office stores. Additionally, FedEx Office has partnered with a leading marketing solutions company to introduce an online branded promotional products marketplace that allows businesses to customize and purchase high-quality promotional products. FedEx Office has also made investments in new machines and technology, enhancing capabilities in narrow format color, grand format, large format, color management, enhanced finishing, and other technologies.

FedEx Office provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Additionally, FedEx SameDay City is available in over 1,800 cities in 34 markets across the U.S., offering door-to-door residential and business delivery of time-sensitive parcels within hours by FedEx Office uniformed team members in branded FedEx Office delivery vehicles. Industries such as healthcare, life sciences, manufacturing, finance, perishables, travel, and automotive rely on same-day services for critical delivery needs.

FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped using FedEx Ground day-definite shipping or time-definite global FedEx Express shipping services, FedEx Office offers a complete “pack-and-ship” solution. FedEx Office also offers FedEx Pack Plus, which includes custom box building capabilities and techniques; a robust assortment of specialty boxes; and additional packing supplies, equipment, and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pickup-and-delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location.

Brian D. Philips is the President and Chief Executive Officer of FedEx Office, which is based in Plano, Texas. As of May 31, 2022, FedEx Office had approximately 13,000 employees. FedEx Office is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Logistics Operating Segment

The FedEx Logistics operating segment plays a key role within the FedEx portfolio with a comprehensive suite of integrated logistics solutions, providing air and ocean cargo transportation, specialty transportation, customs brokerage, and trade management tools and data through FedEx Trade Networks Transport & Brokerage, as well as third party logistics and supply chain solutions through FedEx Supply Chain. FedEx Logistics has the unique ability to leverage the power of the FedEx transportation networks as well as its global network of service providers. Additionally, FedEx Logistics provides international trade advisory services.

Dr. Udo Lange is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee. As of May 31, 2022, the FedEx Logistics organization had approximately 21,000 employees. FedEx Supply Chain has a small number of employees who are members of unions. FedEx Logistics is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Trade Networks Transport & Brokerage

FedEx Trade Networks Transport & Brokerage provides international trade services, specializing in customs brokerage, global ocean and air freight forwarding, and managed transportation. Additionally, FedEx Trade Networks Transport & Brokerage provides customs clearance services for FedEx Express at its major U.S. hub facilities and border customs clearance for FedEx Ground and FedEx Freight. FedEx Trade Networks Transport & Brokerage also offers global door-to-door air charter solutions collaborating with FedEx Express and U.S. import door-to-door less-than-container-load ocean solutions collaborating with FedEx Freight.

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. As of May 31, 2022, FedEx Trade Networks Transport & Brokerage operated approximately 150 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx Trade Networks Transport & Brokerage offers customized trade solutions that enable improved compliance practices through FedEx Trade Solutions.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With approximately 15,000 employees at approximately 100 facilities as of May 31, 2022, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk, and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, and product liquidation.

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

FedEx Dataworks Operating Segment

The FedEx Dataworks operating segment is focused on putting our data into context and using it to transform the digital and physical experiences of our customers and team members. The size and scale of our global network gives us a bird’s-eye view of global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, increase visibility, and improve the customer experience. FedEx Dataworks is creating solutions that allow us to “Innovate for Tomorrow” by collaborating across the FedEx enterprise to integrate the technology and services integral to the success of our customers. Further, FedEx Dataworks will help to facilitate an open and collaborative e-commerce ecosystem that helps merchants provide seamless end-to-end experiences for their customers. In 2022, we enhanced tracking capabilities on fedex.com based on an advanced machine learning and artificial intelligence model developed by FedEx Dataworks. This new experience delivers greater estimated delivery date accuracy, including updates for early or delayed shipments.

ShopRunner is an e-commerce platform that directly connects brands and merchants with online shoppers. ShopRunner members enjoy benefits that include free two-day shipping, free returns, member-exclusive discounts, and seamless checkout. ShopRunner’s data-driven marketing and omnichannel enablement capabilities also help brands and merchants acquire high-value customers and accelerate their digital innovation by using ShopRunner’s e-commerce platform. We believe the complementary nature of ShopRunner’s pre-purchase offerings combined with FedEx’s post-purchase logistics intelligence will enable brands and merchants to attract and engage consumers at scale by providing innovative online shopping experiences.

FedEx Surround allows any business to enhance visibility into its supply chain by leveraging data to provide near-real-time analytics into shipment tracking, which will drive more precise logistics and inventory management.

Through innovative partnerships, FedEx Dataworks seeks to open pathways to e-commerce and empower customers with differentiated insights and tools. In April 2021, we announced a multi-year collaboration with Adobe, starting with the integration of ShopRunner with Adobe Commerce’s Magento platform. By integrating their online storefronts with ShopRunner, Adobe merchants are able to offer seamless checkout, two-day shipping, easy returns, and exclusive offers to shippers. The collaboration also gives merchants access to FedEx post-purchase logistics intelligence, allowing for better management of supply chains. In September 2021, we announced a multi-year partnership with Salesforce that integrates Salesforce Commerce Cloud and Salesforce Order Management with innovative capabilities from FedEx and ShopRunner.

In January 2022, FedEx and Microsoft announced a new cross-platform logistics solution for e-commerce aimed at increasing merchant competitiveness in the e-commerce space by improving customer engagement and providing enhanced shipping options, which is expected to be available to customers in the U.S. in the second half of calendar 2022. Additionally, in June 2022 FedEx and FourKites announced a strategic alliance to provide businesses with new, more robust real-time supply chain visibility capabilities.

Sriram Krishnasamy is the President and Chief Executive Officer of FedEx Dataworks, which is based in Memphis, Tennessee. As of May 31, 2022, FedEx Dataworks had approximately 400 employees. FedEx Dataworks is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

Seasonality

For information on the seasonality of our business, see the “Results of Operations and Outlook — Consolidated Results — Seasonality of Business” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Trademarks

The “FedEx” trademark, service mark, and trade name are essential to our worldwide business. FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Services, FedEx Office, FedEx Logistics, FedEx Dataworks, FedEx Trade Networks Transport & Brokerage, FedEx Supply Chain, FedEx Custom Critical, and ShopRunner, among others, are trademarks, service marks, and trade names of Federal Express Corporation or the respective companies for which registrations, or applications for registration, are on file, as applicable. We have authorized, through licensing arrangements, the use of certain of our trademarks, service marks, and trade names by our contractors and Global Service Participants to support our business. In addition, we license the use of certain of our trademarks, service marks, and trade names on promotional items for the primary purpose of enhancing brand awareness.

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

Ground. The ground transportation performed by FedEx Express is integral to its air transportation services. The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes, or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. FedEx Express is registered in those states that require registration.

The operations of FedEx Ground, FedEx Freight, and FedEx Custom Critical in interstate commerce are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates, routes, and services in interstate freight transportation.

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

Our operations outside of the U.S., such as FedEx Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market.

Communication. Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission (“FCC”) regulates and licenses FedEx Express’s activities pertaining to satellite communications, and also manages the spectrum allocation and licensing process. The FCC recently expanded the use of the 3.7 to 4.2 gigahertz (“GHz”) spectrum band, which has historically been reserved for aviation, to support the implementation of “5G” cellular networks across the U.S. In December 2021, following concerns of potential interference with aircraft radio altimeters by the expanded use of the 3.7 to 4.2 GHz spectrum band, the FAA issued airworthiness directives prohibiting U.S. aircraft operators from operating at U.S. airports affected by 5G cellular networks unless authorized via an alternative means of compliance. FedEx Express’s U.S. air operations have continued to operate with minimal interruption due to the FAA’s issuance of alternative means of compliance based on voluntary mitigations agreed to by the telecommunication companies implementing 5G cellular networks. While the voluntary mitigations remain in effect as of July 18, 2022, the telecommunication companies are expected to fully implement 5G cellular networks over the course of the next calendar year. Accordingly, it is possible that the FAA may take additional action to address aviation safety concerns related to 5G implementation, which could adversely affect FedEx Express’s U.S. domestic air operations. We continue to engage with the FAA and other industry stakeholders on this issue.

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

In 2016, the International Civil Aviation Organization (“ICAO”) passed a resolution adopting CORSIA, which is a global, market-based measure for purchasing credits to offset carbon dioxide emissions and intended to aid in meeting the ICAO’s goal of carbon neutral growth starting in calendar 2020 by complementing industry efforts in infrastructure upgrades, technology, operations, and sustainable aviation fuel. In June 2018, the ICAO adopted standards pertaining to country-by-country implementation including the collection and reporting of information on international aviation emissions beginning in calendar 2019. In furtherance of these efforts, in 2019 the FAA issued notice of a CORSIA program enabling U.S. carriers to submit emissions data used to set the initial global industry emissions baseline. Beginning in calendar 2021, requirements commenced for carriers subject to CORSIA to offset international aviation emissions above the industry baseline by purchasing and retiring eligible carbon credits and/or utilizing sustainable aviation fuel. In response to the creation of the CORSIA program, in December 2017, the EU adopted a proposal that indefinitely excludes from the ETS flights operating fully or partly outside the EU and gradually reduces the number of aviation allowances from calendar 2021. The EU has indicated that it will assess CORSIA implementation and determine the future status of the ETS as applied to international aviation to and from the EEA. We expect compliance with CORSIA to increase FedEx operating expenses. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future, and the price of ICAO-eligible emission units or offsets required to be purchased by FedEx.

Additionally, in calendar 2016, the EPA issued a finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. In 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of current in-production aircraft types from calendar 2023. Additionally, a cutoff date of calendar 2028 for production of aircraft that do not comply with proposed standards was adopted. These standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In 2021, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In 2021 the U.S. reentered the Paris climate accord, an agreement among 197 countries to reduce GHG emissions. The effect of the reentry on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain. Additionally, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

We are also subject to international, federal, state, and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods and contingency planning for spills of petroleum products. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise, and the discharge of effluents from our properties and equipment. FedEx Express has an environmental management system based on International Standardization 14001 designed to maintain compliance with these regulations and minimize our operational environmental footprint.

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

In June 2019 FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce (the “DOC”) from enforcing prohibitions contained in the EARs against FedEx. FedEx believes that the EARs violate common carriers’ rights to due process under the Fifth Amendment of the U.S. Constitution as they unreasonably hold common carriers strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. In September 2020 the court granted the DOC’s motion to dismiss the lawsuit. In November 2020 we appealed this decision. On July 8, 2022, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the dismissal of the lawsuit.

Customs. Our activities, including customs brokerage and freight forwarding, are subject to regulation by U.S. Customs and Border Protection and the TSA within the Department of Homeland Security (customs brokerage and security issues), the U.S. Federal Maritime Commission (ocean freight forwarding), and the DOT (air freight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

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

The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are the dominant national transportation systems of today. As an air express carrier with an integrated air/ground network, FedEx Express and its employees have been covered by the RLA since the founding of the company. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting global commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at FedEx Express, cannot be shut down by the actions of a local segment of the network.

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. In addition, federal and state governmental agencies, such as the National Mediation Board and the National Labor Relations Board (“NLRB”), have and may continue to take actions that could make it easier for our employees, and employees of service providers contracting with FedEx Ground, to organize under the RLA or NLRA. For a description of these and other potential labor law changes, see “Item 1A. Risk Factors” of this Annual Report.

Data Protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally. For more information regarding data protection regulation, see “Item 1A. Risk Factors” of this Annual Report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, results of operations, financial condition, and the price of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition, and the price of our common stock.

Macroeconomic and Market Risks

We are directly affected by the state of the global economy and geopolitical developments. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances. Certain manufacturers and retailers are making investments to produce and house goods in closer proximity to supply chains and consumers in connection with recent macroeconomic, geopolitical, and public health developments. Additionally, consumer spending has shifted from goods to services. We expect these trends to continue. Further, we have a relatively high fixed-cost structure, which is difficult to quickly adjust to match shifting volume levels.

Moreover, given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have suspended all services in Ukraine, Russia, and Belarus, which has not had and is not expected to have a material impact on our business or results of operations. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, as a result of the suspension of services in Russia, including nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies; our ability to maintain or increase our prices, including our fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy, particularly with regard to our FedEx Express international business; disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs and could affect our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; our ability to maintain our strong reputation and the value of the FedEx brand; terrorist activities targeting transportation infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

Geopolitical uncertainty negatively impacted operations at FedEx Express in 2022. We expect slowing economic conditions during 2023. Additionally, we incurred higher costs due to labor market challenges in 2022, and we expect such conditions to continue to be present in 2023. For more information, see “Our failure to attract and retain employee talent or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely impact our business and results of operations.” below and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has taken certain actions that have negatively impacted U.S. trade, including imposing tariffs on certain goods imported into the U.S. Additionally, several foreign governments have imposed tariffs on certain goods imported from the U.S. These actions contributed to weakness in the global economy that adversely affected our results of operations in recent years. Any further changes in U.S. or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on business and consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

Additionally, the U.S. government has taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances, and foreign governments may investigate our compliance with these restrictions. Furthermore, given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

Our transportation businesses are impacted by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is impacted by fuel costs. To date, we have been mostly successful in mitigating over time the expense impact of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely impact our operating results. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. As of May 31, 2022, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative impact on our ability to operate our transportation networks. The following factors may impact fuel supply and could result in shortages and price increases in the future: weather-related events; natural disasters; political disruptions or wars involving oil-producing countries; economic sanctions imposed against oil-producing countries or specific industry participants; changes in governmental policy concerning fuel production, transportation, taxes, or marketing; changes in refining capacity; environmental concerns; cyberattacks; and public and investor sentiment. Several of these factors combined to constrain fuel supply and increase prices in 2022, and we expect such conditions to continue to be present in 2023.

Operating Risks

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely impacting our reputation, business, or results of operations. Our ability to attract and retain customers, to efficiently operate our businesses, and to compete effectively depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, by computer hackers, foreign governments, cyber terrorists and activists, cyber criminals, malicious employees or other insiders of FedEx or third-party service providers, and other groups and individuals. Data breaches of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition. See “Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer.” below for additional information on risks related to ShopRunner and FedEx Dataworks.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Such third parties may host, process, or have access to information we maintain about our company, customers, employees, and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

A disruption to our complex, global technology infrastructure, including those impacting our computer systems and websites, could result in the loss of confidential business or customer information, require substantial repairs or replacements, resulting in significant costs, and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely impact our operations, customer service, and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse impacts could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity, and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense, and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss, and cyber-fraud, which could adversely impact our competitiveness and results of operations. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021 for information regarding the 2017 NotPetya cyberattack at TNT Express and immaterial cyber incidents we experienced in 2017 and 2018. Additionally, we have experienced continual attempts by cyber criminals, some of which have been successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network. None of these fraudulent cyber activities caused a material disruption to our systems or resulted in any material costs to FedEx.

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

The continuing impact of the COVID-19 pandemic on our business, results of operations, and financial condition is highly unpredictable. Since late 2020, the COVID-19 pandemic has had varying impacts on the demand for our services, our business operations, and the global economy and supply chains. There is considerable uncertainty regarding the extent to which COVID-19 will continue to spread in certain regions of the world and the extent and duration of measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions. This uncertainty is expected to continue to impact our business in 2023.

The COVID-19 pandemic negatively impacted our operating results in 2022. Global recovery from the impacts of the COVID-19 pandemic slowed with the onset of new variants, which resulted in reduced shipping demand and caused network disruptions, particularly at FedEx Express. Our business is labor and capital intensive in nature, which has required us to incur higher costs to operate our networks during the pandemic. If we are unable to remain agile and continue to flex our networks to align with shipping volumes, customer needs, disrupted global supply chains and other network inefficiencies, market demands, and operating conditions, or are unable to continuously respond to evolving governmental policies for the duration of a prolonged period of economic recovery, our business operations could be negatively impacted, which could have a further adverse effect on our results of operations.

We have also incurred increased operating expenses related to personal protective equipment and medical/safety supplies, as well as additional security and cleaning services, in order to protect our team members and customers. Due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of certain of our employees may be higher than similar expenses incurred by companies in other industries.

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

The continuing impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations, and financial condition as well as the global economy, will be dictated by future developments that remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it and treat its impact, the possibility of additional subsequent widespread outbreaks and variant strains and the impact of actions taken in response, resulting effects on the economic conditions in the global markets in which we operate, the future rate of e-commerce growth, and the timeline for recovery of passenger airline cargo capacity.

To the extent the COVID-19 pandemic continues to adversely affect our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations, and financial condition. Such risks include, but are not limited to, additional changes in the state of the global economy and international trade policies and relations; our ability to implement our business strategy and effectively respond to changes in market dynamics and customer preferences; our strong reputation and the value of the FedEx brand; our ability to meet our labor and purchased transportation needs while controlling related costs; our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses; changes in the business and financial soundness of the USPS; our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; and the impact of litigation or claims from customers, team members, suppliers, regulators or other third parties relating to the COVID-19 pandemic or our actions in response to the pandemic.

For more information about the COVID-19 pandemic and its effect on our business, results of operations, and financial condition, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results” of this Annual Report.

We are self-insured for certain costs associated with our operations, and insurance and claims expenses could have a material adverse effect on us. We are self-insured up to certain limits that vary by type of risk for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs, which may be subject to a high degree of variability. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses, and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance and claims costs could continue to increase materially which could adversely affect our results of operations and financial condition. During 2022, higher self-insurance accruals negatively impacted our results of operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families (such as the recently affirmed award by a New Mexico state court jury in a personal injury and wrongful death lawsuit against FedEx Ground discussed below). Given this recent trend, it is possible that additional claims could exceed our aggregate coverage limits. If any other claim were to exceed our aggregate insurance coverage, we would bear the excess in addition to our other self-insured amounts.

Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing, the premiums for this excess coverage are increasing significantly, and excess insurance carriers are challenging insurance claims more frequently. Accordingly, our excess insurance and claims expenses may continue to increase, or we could further increase our self-insured retention as policies are renewed or replaced. In 2015, a jury awarded compensatory damages of approximately $160 million to plaintiffs in connection with a personal injury and wrongful death lawsuit filed against FedEx Ground in New Mexico state court. The award was subsequently affirmed by the New Mexico Court of Appeals and ultimately by the New Mexico Supreme Court in May 2022. While our insurance carriers have funded the approximately $160 million base judgment in excess of FedEx Ground’s $7.5 million self-insured retention and insurance deductible, we are currently pursuing insurance coverage for reimbursement of approximately $210 million of pre- and post-judgment interest. See Note 19 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for more information. Our results of operations and financial condition could continue to be adversely affected if our costs or losses significantly exceed our aggregate coverage limits, we are unable to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.

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

Strategic Risks

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as investments in fleet and facility modernization and strategic investments to increase collaboration and automation and improve productivity, network efficiencies, and safety. Additionally, we are executing initiatives to use data to transform the digital and physical experiences of our customers and team members, as well as to transform and optimize the FedEx Express international business, particularly in Europe. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information.

Such initiatives and enhancements may require us to make significant capital expenditures or incur significant expenses. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected operational efficiencies, cost savings, and other benefits from our strategic investments and other decisions. For example, in 2021 we announced a workforce reduction plan in Europe. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.

Changes in our business strategy may also expose us to new and heightened risks. For example, ShopRunner, which we acquired in 2020, collects and stores certain personal data of its merchants and their buyers, its partners, consumers with whom it has a direct relationship, and users of its applications. Additionally, it uses third-party service providers and subprocessors to help deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal data, including payment information and/or other confidential information. The foregoing factors increase the risk of data incidents and the amount of potential exposure in the event of a data breach. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use of personal data within and among FedEx Dataworks, ShopRunner, and the other FedEx operating companies.

Further, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, the future rate of e-commerce growth and the timeline for recovery of passenger airline cargo capacity, competition, and the global economy, and actual market, economic, and other conditions may be different from our assumptions. As technology, customer behavior, and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences, our future financial results will suffer. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Strategy.”

We may not be able to achieve our fiscal 2025 financial performance goals. In June 2022, we announced that FedEx is targeting certain financial performance goals for fiscal 2025. Our ability to achieve these goals is dependent on a number of factors, including the other risk factors described in this section. If we are not able to achieve these goals, the price of our common stock may be negatively affected.

We depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability, and speed. FedEx is one of the most widely recognized, trusted, and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers, team members, and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales and marketing and recruitment tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our team members or others with whom we do business, such as customer service mishaps, accidents, catastrophes, or incidents involving aircraft, vehicles, or facilities operated by us; low service or safety levels; data breaches or technology infrastructure disruptions; noncompliance with laws; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; our advertising campaigns, sponsorship arrangements, or marketing programs; or our executive compensation practices could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, Twitter, and TikTok, adverse publicity can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Further, our actual or perceived position or lack of position on social, environmental, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups, including our customers and team members. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent, and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

Changes in the business or financial soundness of the USPS, including strategic changes to its operations to reduce its reliance on the air network of FedEx Express, could have an adverse effect on our results of operations and financial condition. The USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express, and Priority Mail and transportation and delivery for the USPS’s international delivery service. See “Item 1. Business” of this Annual Report under “FedEx Express Segment” for more information.

The COVID-19 pandemic has negatively impacted the USPS. Additionally, the USPS continues to experience budgetary uncertainty as well as increased political debate regarding potential privatization or restructuring of its operations. The USPS is currently implementing strategic changes to its operations to reduce its reliance on the air networks of FedEx Express and other transportation providers, which negatively impacted our results of operations in 2022. The difficulties discussed above or additional changes in the USPS’s business, including its ability to access capital or any structural changes to its operations, network, volume levels, service offerings, service commitments, or pricing, could have additional negative impacts on our revenue, results of operations, and financial condition. Further, a decision by the USPS to terminate early or not renew its contract with FedEx Express for domestic services, which expires in September 2024, would negatively impact our profitability.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or they are owned, controlled, or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn reduce our revenues and market share. For example, Amazon.com has established a network of hubs, aircraft, and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. See “Item 1. Business” of this Annual Report for additional information.

We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our revenues and market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services or better service levels, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Continued transportation industry consolidation may further increase competition. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively impact our financial condition and results of operations. These impacts could be exacerbated if high-volume package shippers offer such capabilities to third parties. News regarding such developments or expansions could also negatively impact the price of our common stock.

Additionally, advancements in technology, such as advanced safety systems; automated package sorting, handling, and delivery; autonomous delivery; third-party supply chain insight and management; vehicle platooning; alternative fuel vehicles; and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, and other assets to support our transportation and business networks. We also make significant investments to rebrand, integrate, and grow the companies that we acquire. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively impact operating margins, and undercapacity could negatively impact service levels.

Our inability to execute and effectively operate, integrate, leverage, and grow acquired businesses and realize the anticipated benefits of acquisitions, joint ventures, and strategic alliances and investments could materially adversely affect us. Our strategy for long-term growth, productivity, and profitability depends in part on our ability to make prudent strategic acquisitions and investments, form joint ventures or strategic alliances, and realize the expected benefits from these transactions. We regularly acquire businesses, enter into strategic alliances, and make investments across the more than 220 countries and territories in which we provide services.

Acquisitions and other strategic transactions involve special commercial, customer, accounting, regulatory, compliance, information technology, human resources, cultural, and other risks, including the potential assumption of unanticipated liabilities and contingencies. Additionally, we may be required to make significant capital expenditures and/or incur certain operating expenses following the completion of certain transactions, which may be higher than initially expected. For example, existing and future customer data in the systems and business of FedEx and ShopRunner may not be immediately interoperable, or may not be interoperable without significant added expense. In addition, we are currently in the process of migrating customers from services offered by TNT Express to the FedEx Express portfolio of services.

While we expect our past and future acquisitions and strategic transactions to enhance our value proposition to customers and improve our business and long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to acquired businesses, including their goodwill or other intangible assets. We have previously incurred goodwill impairment charges related to certain of our acquisitions, some of which have been material, and may incur additional goodwill impairment charges in the future.

Our autonomous delivery strategy is dependent upon our ability to successfully mitigate unique technological, operational, and regulatory risks. As discussed further in “Item 1. Business” under “FedEx Services Segment—Customer-Driven Technology—Autonomous Delivery Technology,” we are exploring the use of autonomous delivery technology within our operations. Autonomous delivery is a new and evolving market, which makes it difficult to predict its acceptance, growth, the magnitude and timing of necessary investments, and other trends. This aspect of our business strategy is subject to a variety of risks inherent with the development of new technologies, including the ability to continue to develop autonomous delivery software and hardware; access to sufficient capital; our ability to develop and maintain necessary partnerships; risks related to the manufacture of autonomous devices; and significant competition from other companies, some of which may have more resources and capital to devote to autonomous delivery technologies than we do.

In addition, we face risks related to the commercial deployment of autonomous delivery devices on our targeted timeline or at all, including consumer acceptance; achievement of adequate safety and other performance standards; and compliance with uncertain, evolving, and potentially conflicting federal and state regulations. To the extent accidents, cybersecurity breaches, or other adverse events associated with our autonomous delivery devices occur, we could be subject to liability, government scrutiny, further regulation, and reputational damage. Any of the foregoing could adversely impact our results of operations, financial condition, and growth prospects.

Human Resource Management Risks

Our failure to attract and retain employee talent or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely impact our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including successors to members of senior management; the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; and/or our inability to successfully transition key roles could have an adverse impact on our business, results of operations, reputation, and the price of our common stock. Certain positions at FedEx have historically experienced high turnover rates, which can lead to increased recruiting, training, and retention costs. Additionally, our company culture is important to providing high-quality customer service and having a productive workforce and could be adversely affected by our growing operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our business is labor intensive in nature, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, prevailing wage rates and other benefits, health and other insurance costs, inflation, behavioral changes, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, our reputation within the labor market, the continuing effect of the COVID-19 pandemic and variant strains, the availability of child care, and vaccine mandates that may be announced in jurisdictions in which our businesses operate. Labor market challenges contributed to global supply chain disruptions and affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, and higher wage rates in 2022. We expect such conditions to continue to be present in 2023. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. Our inability to effectively meet our labor and purchased transportation needs can hinder our ability to execute our business strategy, negatively impact service levels, and adversely affect our business and results of operations.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to continue to maintain good relationships with our employees and avoid having labor organizations organize groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots at FedEx Express and drivers at one FedEx Freight, Inc. facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized. In June 2022, the Transport Workers Union filed an application with the National Mediation Board requesting an election to represent approximately 130 GOC specialists who perform flight dispatching functions in FedEx Express’s GOC center. FedEx Express has raised objections to the application in its response. In 2022, labor unions attempted to organize employees at businesses and in industries that have not traditionally been unionized, and in certain instances were successful. Such attempts could continue in 2023.

Our collective bargaining agreement with the ALPA, which represents the pilots of FedEx Express, became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. While collective bargaining agreements under the RLA, which covers the pilots at FedEx Express, do not expire, we may be unable to maintain certain favorable terms included in the current collective bargaining agreement following negotiations with the ALPA. Our inability to successfully reach new collective bargaining agreements with the ALPA and other unions representing FedEx employees could adversely affect our business and results of operations.

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

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the NLRA. In addition, federal and state governmental agencies, such as the National Mediation Board and the NLRB, have and may continue to take actions that could make it easier for our employees, as well as our vendor and supplier workforces, to organize under the RLA or NLRA. Finally, changes to federal or state laws, regulations, rules, judicial or administrative precedent, or guidance governing employee classification could impact the status of FedEx Ground’s service providers as independent employers of drivers. If FedEx Ground is deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially, and we could incur significant capital outlays and experience adverse impacts to service levels.

FedEx Ground contracts with service providers to conduct its linehaul and pickup-and-delivery operations, and the status of these service providers as direct and exclusive employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer or joint employer of the drivers employed by service providers engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of service providers engaged by FedEx Ground as direct employers of their drivers. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters or regulatory developments could, among other things, entitle service providers’ drivers to certain wage payments and penalties from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground.

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

Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely impact our results of operations, financial condition, and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover, and future increases in healthcare costs. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions, and can produce volatility in our results of operations, financial condition, and liquidity. For example, our fourth quarter mark-to-market (“MTM”) retirement plans accounting adjustment resulted in a pre-tax, noncash loss of $1.3 billion in 2022 ($1.0 billion, net of tax, or $3.76 per diluted share) and a gain of $1.2 billion in 2021 ($936 million, net of tax, or $3.48 per diluted share). For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Retirement Plans MTM Adjustments” and Note 14 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Environmental, Climate, and Weather Risks

We may be affected by global climate change or by legal, regulatory, or market responses to such change. Concern over climate change, including the impact of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.” We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions.

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

We may be unable to achieve our goal of carbon neutrality for our global operations by calendar 2040. In 2021, we announced a goal to achieve carbon neutrality for our global operations by calendar 2040. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification; development of sustainable customer solutions; identification and investment in alternative fuels, fuel conservation, and aircraft modernization programs; and investments in our facilities and natural carbon sequestration.

Execution of these strategies and achievement of our calendar 2040 goal is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions; the availability and cost, and our ability to acquire, alternative fuel vehicles, alternative fuels, fuel-efficient aircraft, global electrical charging infrastructure, off-site renewable energy, and other materials and components; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions; and the actions of competitors and competitive pressures.

There is no assurance that we will be able to successfully execute our strategies and achieve our calendar 2040 goal of carbon neutrality for our global operations. Failure to achieve our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ increased focus related to environmental, social, and governance matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely impact our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, floods, severe winter weather, conflicts or unrest, terrorist attacks, or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. Prolonged interruptions or disruptions at a key location such as our FedEx Express Memphis World Hub or one of our information-technology centers could adversely impact our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely impact demand for our services resulting in an adverse effect on our business and results of operations.

Other Legal, Regulatory, and Miscellaneous Risks

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal, state, and local and non-U.S. government regulations, laws, policies, and actions. There can be no assurance that such regulations, laws, policies, and actions will not be changed in ways that will decrease the demand for our services, subject us to escalating costs, or require us to modify our business models and objectives, harming our financial results. In particular, legislative, regulatory, or other actions that U.S. and non-U.S. governments have undertaken or are considering in areas such as data privacy and sovereignty, the use of new technology, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes, or sanctions in the U.S. or other countries, complex economic sanctions, import and export controls, customs standards, additional security or workplace and transportation health and safety requirements, labor and employment standards (including with respect to our pilots) and benefits, government contracting, regulated commodities, environmental standards, and accounting may have an adverse effect on our results of operations, financial condition, capital requirements, effective tax rate, and service levels. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, the current U.S. presidential administration and various U.S. federal and state regulatory bodies have indicated a desire to reform various aspects of existing laws, regulations, and enforcement priorities and strategies that could, among other things, lead to comprehensive tax reform, broadly increase the U.S. minimum wage to $15 per hour, make it easier for unions to organize our U.S. employees, and alter the employment relationship between service providers engaged by FedEx Ground and the drivers employed by those service providers.

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, global minimum taxes (such as the framework agreed to by members of the Organization for Economic Cooperation and Development in 2022), digital taxes, and transactions between affiliated companies. Such changes may require new and complex computations to be performed, significant judgments, estimates, and calculations to be made, and the preparation and analysis of information not previously relevant or regularly produced.

Standard-setting bodies could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation, and we may be required to make adjustments to amounts that we have recorded that may adversely impact our results of operations and financial condition. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Income Taxes” of this Annual Report for information regarding the lawsuit we filed in 2021 challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or will be enacted by other jurisdictions. In addition, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations, or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could harm our reputation and adversely impact our business, results of operations, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. See “Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer.” above for additional information on data protection risks related to ShopRunner and FedEx Dataworks.

The regulatory environment for global aviation or other transportation rights may impact our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes, or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise impact our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely impacted when government agencies cease to operate as expected, including due to partial shutdowns, sequestrations, or similar events, which may result in, among other things, disruption in the ability of government agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

We are also subject to other risks and uncertainties, including:

• widespread outbreak of an illness or any other communicable disease, or any other public health crisis;

• the United Kingdom’s exit from the EU (“Brexit”), including the economic, operational, regulatory, and financial impacts of any post-Brexit trade deal between the United Kingdom and EU;

• the increasing costs of compliance with federal, state, and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

• changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso, which can affect our sales levels and foreign currency sales prices;

• any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our mandatory and voluntary reporting and disclosure of climate change and other ESG topics, and any other legal or governmental proceedings, including the matters discussed in Note 19 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report;

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

• stockholder activism, which could divert the attention of management and our board of directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future, and cause the price of our common stock to fluctuate significantly; and

• constraints, volatility, or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

FedEx Express Segment

FedEx Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes, and data processing and telecommunications equipment.

Aircraft and Vehicles

As of May 31, 2022, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	48	3	51	233,300
Boeing MD11	50	7	57	192,600
Boeing MD10-30	9	—	9	175,900
Boeing 767F	114	—	114	127,100
Airbus A300-600	56	11	67	106,600
Boeing 757-200	119	—	119	63,000
ATR-72	19	—	19	17,970
ATR-72 600F	6	—	6(1)	19,290
ATR-42	18	—	18	12,070
Cessna 408	1	—	1(1)	6,000
Cessna 208B	235	—	235	2,830
Total	675	21	696

(1)
Includes one aircraft not currently in operation and undergoing pre-service modifications.

As of May 31, 2022, FedEx Express operated approximately 86,000 vehicles in its global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2022, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2023	11	11	14	2	38
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	49	24	38	8	119

As of May 31, 2022, we had $1.3 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 18 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities

At May 31, 2022, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	916	3,671,859	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana(2)	482	2,847,215	131,000	Indianapolis Airport Authority	2053
Miami, Florida(3)	29	143,322	7,000	Aero Miami FX, LLC	2041
Regional
Fort Worth, Texas	168	987,388	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	634,193	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Greensboro, N. Carolina	165	595,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	24,000	City of Chicago	2028
Los Angeles, California	34	305,300	57,000	City of Los Angeles	2025(4)
International
Anchorage, Alaska(5)	64	375,300	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(6)	111	1,238,000	70,600	Aeroports de Paris	2048
Cologne, Germany(6)	11	325,000	17,900	Cologne Bonn Airport	2040
Guangzhou, China(7)	155	873,006	56,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(7)	17	425,206	9,000	Kansai Airports	2024
Liege, Belgium(8)	23	659,354	15,600	Liege Airport	2036

(1)
Documents and packages.
(2)
In addition to U.S. domestic express package and freight shipments, handles certain international express package and freight shipments to and from Europe.
(3)
Handles international express package and freight shipments to and from Latin America and the Caribbean.
(4)
Property is held under two separate leases — we are currently renewing the lease for the sorting and handling facility that expired in 2021 on a month-to-month basis while a new lease is being negotiated, and the lease for the ramp expansion expires in calendar 2025.
(5)
Handles international express package and freight shipments to and from Asia, Europe, and North America.
(6)
Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(7)
Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(8)
Handles intra-Europe express package and freight shipments.

FedEx Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system, is located at the Memphis International Airport. FedEx Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, the FedEx Cold Chain Center, administrative offices, and warehouse space.

FedEx Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates FedEx Express to maintain and insure the leased property and to pay all related taxes, assessments, and other charges. The lease is subordinate to, and FedEx Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. government.

FedEx Express has additional major international sorting-and-handling facilities located at Narita Airport in Tokyo and Stansted Airport outside London. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan, and Dubai. A central air hub near Liege, Belgium connects specific large European markets. FedEx Express also operates a central European road hub in Duiven, The Netherlands.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. As of May 31, 2022, FedEx Express owned or leased 652 facilities for city station operations in the U.S. In addition, over 1,100 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2022, FedEx Express had approximately 32,000 Drop Boxes. FedEx Express customers can also ship from approximately 42,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 15,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate headquarters are located in the Pittsburgh, Pennsylvania area. As of May 31, 2022, FedEx Ground owned or leased over 680 facilities, including approximately 160 fully automated stations. In addition, more than 100,000 vehicles owned or leased by service providers support FedEx Ground’s business. Of the 583 facilities that supported FedEx Home Delivery as of May 31, 2022, 562 were co-located with existing FedEx Ground operations. Leased facilities generally have terms of five years or less. Strategically located to cover the geographic area served by FedEx Ground, the facilities range in size from approximately 1,000 to 1,060,000 square feet, with an average size of approximately 165,000 square feet.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2022, FedEx Freight operated more than 30,000 vehicles and approximately 400 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

The FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of nearly 4,800 franchised and independent “pack and ship” retail locations. The FedEx OnSite network includes approximately 19,000 drop-off locations at Walgreens, Dollar General, and Albertsons stores. Additionally, FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at approximately 1,000 Office Depot and OfficeMax retail locations.

FedEx Office Operating Segment

FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2022, FedEx Office operated approximately 2,200 customer-facing stores and 18 manufacturing plants with expanded print capabilities (traditional electrophotography, digital and traditional offset, large and grand format, and dye sublimation printing), with 14 of the manufacturing plants also housing co-located signs and graphics production operations. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities, and corporate campuses, with the remainder generally located in strip malls, office buildings, Walmart stores, and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size.

FedEx Logistics Operating Segment

FedEx Logistics’ corporate headquarters are located in Memphis, Tennessee. As of May 31, 2022, FedEx Trade Networks Transport & Brokerage operated approximately 150 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. In addition, as of May 31, 2022, FedEx Supply Chain had approximately 100 facilities through which it operates its supply chain logistics services.

FedEx Dataworks Operating Segment

FedEx Dataworks’ corporate headquarters are located in Memphis, Tennessee and ShopRunner’s corporate headquarters are located in Chicago, Illinois.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. For a description of certain pending legal proceedings, see Note 19 of the accompanying consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers of FedEx is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Executive Chairman and Chairman of the Board	77

Executive Chairman of FedEx since June 1, 2022 and Chairman of the Board since January 1998; Chief Executive Officer of FedEx from January 1998 to May 2022; President of FedEx from January 1998 to January 2017; Chairman of the Board, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; and President of FedEx Express from June 1971 to February 1975.

Rajesh Subramaniam President and Chief Executive Officer and Director	56

President of FedEx since March 2019 and Chief Executive Officer of FedEx since June 1, 2022; director of FedEx since January 2020; Chief Operating Officer of FedEx from March 2019 to May 2022; President and Chief Executive Officer of FedEx Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing of FedEx Services from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; and various management and marketing analyst positions at FedEx Express from 1991 to 1999. Mr. Subramaniam serves as a director of First Horizon Corporation, a financial holding company.

Mark R. Allen Executive Vice President, General Counsel and Secretary	66

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

Executive Vice President — Chief Sales Officer of FedEx since March 2019; Senior Vice President, Sales — Europe, Middle East, Africa and Indian Subcontinent Region of FedEx Express from May 2016 to March 2019; Senior Vice President — Sales of FedEx Services from July 2006 to May 2016; Vice President — Sales of FedEx Services from July 2003 to June 2006; Vice President — Solutions of FedEx Services from July 2002 to June 2003; Vice President — Marketing of FedEx Services from June 2001 to June 2002; and various positions in sales, operations, marketing, and strategic planning from 1985 to May 2002.

Brie A. Carere Executive Vice President — Chief Customer Officer	44

Executive Vice President — Chief Customer Officer of FedEx since June 1, 2022; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2019 to May 2022; Senior Vice President, Global Portfolio Marketing of FedEx Services from October 2016 to December 2018; Vice President, Marketing, Customer Experience and Corporate Communications for FedEx Express Canada from October 2010 to October 2016; and various positions in marketing, customer experience, and strategy with FedEx Express Canada from 2001 to October 2010. Ms. Carere serves as a director of ZipRecruiter, Inc., an online employment marketplace.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	63

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

Donald F. Colleran President and Chief Executive Officer, FedEx Express	66

President and Chief Executive Officer of FedEx Express since March 2019; Executive Vice President — Chief Sales Officer of FedEx from January 2017 to March 2019; Executive Vice President — Global Sales of FedEx Services from 2006 to January 2017; Senior Vice President — International Sales from 2003 to 2006; Senior Vice President — Canada of FedEx Express from 2000 to 2003; Vice President — Sales/APAC from 1997 to 2000; and various management positions in sales with FedEx Express from 1989 to 1997. Mr. Colleran will serve as President and Chief Executive Officer of FedEx Express through August 31, 2022 and remain at FedEx Express as the CEO Executive Advisor until his retirement on December 31, 2022. He serves as a director of (i) ABM Industries Incorporated, a provider of integrated facility solutions, (ii) EastGroup Properties, Inc., an equity real estate investment trust, and (iii) Delhivery Limited, a logistics and supply chain company.

Michael C. Lenz Executive Vice President and Chief Financial Officer	58

Executive Vice President and Chief Financial Officer of FedEx since September 2020; Executive Vice President and Chief Financial Officer —Elect of FedEx from June 2020 to September 2020; Corporate Vice President and Treasurer of FedEx from February 2012 to May 2020; Staff Vice President — Strategic Finance of FedEx from 2010 to February 2012; Vice President — Finance of FedEx Office from 2005 to 2010; and various positions in several finance and commercial areas including investor relations, financial planning and analysis, international planning, and fleet planning at American Airlines, Inc. from 1994 to 2005.

Lance D. Moll President and Chief Executive Officer, FedEx Freight	52

President and Chief Executive Officer of FedEx Freight since March 2021; Senior Vice President — Operations of FedEx Freight from May 2018 to February 2021; Vice President — Regional Operations of FedEx Freight from February 2015 to May 2018; Managing Director — District Operations of FedEx Freight from June 2003 to January 2015; and various positions with FedEx Freight from 1992 to 2003.

John A. Smith President and Chief Executive Officer, FedEx Ground	60

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

Richard W. Smith President and Chief Executive Officer — Elect, FedEx Express	44

President and Chief Executive Officer — Elect of FedEx Express since April 1, 2022; will succeed Mr. Colleran as President and Chief Executive Officer of FedEx Express on September 1, 2022; Regional President, The Americas and Executive Vice President, Global Support of FedEx Express from 2020 to March 2022; Regional President, U.S. and Executive Vice President, Global Support of FedEx Express from 2019 to 2020; President and Chief Executive Officer of FedEx Logistics from July 2017 to 2019; Senior Vice President, Global Trade and Specialty Services of FedEx Express from March 2017 to June 2017; Vice President, Global Trade Services of FedEx Express from 2014 to 2017; Managing Director, Life Sciences and Specialty Services/U.S./International of FedEx Express from 2009 to 2014; and various positions with FedEx from 2005 to 2009.

Executive officers are elected by, and serve at the discretion of, the Board of Directors. There is no arrangement or understanding between any executive officer and any person, other than a director or executive officer of FedEx or of any of its subsidiaries acting solely in his or her official capacity, pursuant to which any executive officer was selected. Richard W. Smith is the son of Frederick W. Smith. There are no other family relationships between any executive officer and any other executive officer or director of FedEx, or any person nominated or chosen to become a director or executive officer.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 14, 2022, there were 11,421 holders of record of our common stock.

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

We did not repurchase any shares of FedEx common stock during the fourth quarter of 2022.

On December 16, 2021, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to $5 billion of FedEx common stock. As of July 14, 2022, approximately $4.1 billion remains available to be used for repurchases under the December 2021 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 1 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our stock repurchases during 2022 and planned stock repurchases during 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx” or the “Company”) is composed of three major sections: Results of Operations and Outlook, Financial Condition, and Critical Accounting Estimates. These sections include the following information:

•
Results of operations includes an overview of our consolidated 2022 results compared to 2021 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2023. Discussion and analysis of 2020 results and year-over-year comparisons between 2021 results and 2020 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2021.
•
The overview is followed by a financial summary and analysis (including a discussion of both historical operating results and our outlook for 2023) for each of our transportation segments.
•
Our financial condition is reviewed through an analysis of key elements of our liquidity and capital resources, financial commitments, and liquidity outlook for 2023.
•
Critical accounting estimates discusses those financial statement elements that we believe are most important to understanding the material judgments and assumptions incorporated in our financial results.

The discussion in MD&A should be read in conjunction with the other sections of this Annual Report, particularly “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 8. Financial Statements and Supplementary Data.”

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

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2022 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

RESULTS OF OPERATIONS AND OUTLOOK

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2022(1)	2021(1)	Percent Change
Consolidated revenue	$93,512	$83,959	11
Operating income (loss):
FedEx Express segment	2,922	2,810	4
FedEx Ground segment	2,642	3,193	(17)
FedEx Freight segment	1,663	1,005	65
Corporate, other, and eliminations	(982)	(1,151)	15
Consolidated operating income	6,245	5,857	7
Operating margin:
FedEx Express segment	6.4%	6.7%	(30)	bp
FedEx Ground segment	8.0%	10.5%	(250)	bp
FedEx Freight segment	17.4%	12.8%	460	bp
Consolidated operating margin	6.7%	7.0%	(30)	bp
Consolidated net income	$3,826	$5,231	(27)
Diluted earnings per share	$14.33	$19.45	(26)

The following table shows changes in revenue and operating results by reportable segment for 2022 compared to 2021 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
FedEx Express segment	$3,736	$112
FedEx Ground segment	2,736	(551)
FedEx Freight segment	1,699	658
FedEx Services segment	221	—
Corporate, other, and eliminations	1,161	169
	$9,553	$388
(1)
The following is a summary of the effects of the (costs) benefits of certain items affecting our financial results for the years ended May 31 (in millions):

	2022	2021
Items affecting Operating Income:
Business realignment costs	$(278)	$(116)
FedEx Ground legal matter	(210)	—
TNT Express integration expenses	(132)	(210)
	$(620)	$(326)

Items affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	$(1,199)	$895
Loss on debt extinguishment, net of tax	—	(297)
	$(1,199)	$598

Overview

We experienced revenue and operating income growth in 2022 resulting from yield management actions, including the favorable net impact of fuel at all of our transportation segments. In addition, our results were positively affected by a mix shift to our higher yielding services due to strategic actions to improve revenue quality. Lower variable incentive compensation expense, as well as severe winter weather experienced in the prior year, also benefited year-over-year operating income in 2022.

Our operating results for 2022 were negatively affected by the coronavirus (“COVID-19”) pandemic, labor market challenges, and inflationary cost pressures. Labor market challenges contributed to global supply chain disruptions and affected the availability and cost of labor resulting in network inefficiencies, higher purchased transportation costs, and higher wage rates. In addition, global recovery from the impacts of the COVID-19 pandemic slowed with the onset of new variants, which resulted in reduced shipping demand and caused network disruptions, particularly at FedEx Express during 2022.

Our 2022 results include business realignment costs of $278 million ($214 million, net of tax, or $0.80 per diluted share) associated with our workforce reduction plan in Europe announced in 2021. See the “Business Realignment Costs” section of this MD&A for more information. Our 2022 results also include a $210 million charge ($160 million, net of tax, of $0.60 per diluted share) recognized in the fourth quarter related to pre- and post-judgment interest in connection with a FedEx Ground legal matter. The amount is included in “Corporate, other, and eliminations.” See Note 19 of the accompanying consolidated financial statements for more information.

We incurred TNT Express integration expenses totaling $132 million ($103 million, net of tax, or $0.39 per diluted share) in 2022, a decrease of $78 million from 2021. The integration expenses are predominantly incremental costs directly associated with the integration of TNT Express, primarily related to professional and legal fees. Internal salaries and wages are included only to the extent the individuals are assigned full-time to integration activities. These costs were recognized at FedEx Express and FedEx Corporation. The identification of these costs as integration-related expenditures is subject to our disclosure controls and procedures. Integration expenses do not include costs associated with our business realignment activities (discussed above).

Consolidated net income includes a pre-tax, noncash loss of $1.6 billion in 2022 ($1.2 billion, net of tax, or $4.49 per diluted share) and a gain of $1.2 billion in 2021 ($895 million, net of tax, or $3.33 per diluted share) associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 14 of the accompanying consolidated financial statements.

Consolidated net income in 2021 also includes a loss on debt extinguishment of $393 million ($297 million, net of tax, or $1.11 per diluted share) associated with our capital allocation strategy, which includes reducing outstanding debt. See the “Other Income and Expense” section of this MD&A and Note 7 of the accompanying consolidated financial statements.

Net income for 2022 includes a $142 million ($0.53 per diluted share) tax benefit related to revisions of prior year estimates identified during the preparation of U.S. and foreign tax returns. In 2021, we recognized a tax benefit of $279 million ($1.04 per diluted share) related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which allows tax losses to be offset against income from prior years that was taxed at higher rates, and a tax benefit of $66 million ($0.25 per diluted share) from a tax rate increase in the Netherlands applied to our deferred tax asset balances. See the “Income Taxes” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (in addition to a 25 million share repurchase program authorized in 2016), and we entered into an accelerated share repurchase (“ASR”) agreement with a bank to repurchase an aggregate of $1.5 billion of our common stock. Share repurchases had a benefit of $0.13 per diluted share in 2022. See Note 1 of the accompanying consolidated financial statements and the “Financial Condition—Liquidity” section of this MD&A for additional information on our repurchase programs (defined below).

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

(1)
International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.
(2)
Ground commercial average daily volume is calculated on a 5-day-per-week basis, while home delivery and economy average daily package volumes are calculated on a 7-day-per-week basis. 2020 and 2021 statistical information has been revised to conform to the current year presentation. Total FedEx Ground average daily volume was 8,952 for 2019.
(3)
International average daily freight pounds relate to our international priority, economy, and airfreight services.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends for the years ended May 31:

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue increased 11% in 2022 primarily due to yield management actions, including higher fuel surcharges, as well as commercial and home delivery volume growth at FedEx Ground and volume growth at FedEx Freight. In addition, we experienced severe winter weather in the prior year which positively affected the year-over-year comparisons in 2022.

Revenue at FedEx Express increased 9% in 2022 due to global package and international priority freight yield improvement, partially offset by decreased international and U.S. domestic package volume, as well as lower U.S. average daily freight pounds. At FedEx Ground, revenue increased 9% in 2022 primarily due to yield improvement, two additional ground commercial operating days, a mix shift to higher-yielding services, and growth in our commercial services. FedEx Freight revenue increased 22% in 2022 primarily due to higher revenue per shipment and increased average daily shipments. Revenue at Corporate, other, and eliminations increased 33% in 2022 primarily due to higher yields at FedEx Logistics, Inc. (“FedEx Logistics”) as a result of market capacity constraints related to the COVID-19 pandemic.

Fuel Surcharges

While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. See the “Fuel” section of this MD&A for more information.

Business Realignment Costs

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan will affect approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

We incurred costs of $278 million ($214 million, net of tax, or $0.80 per diluted share) in 2022 and $116 million ($90 million, net of tax, or $0.33 per diluted share) in 2021 associated with our business realignment activities. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $225 million in 2022 and approximately $15 million in 2021. We expect the pre-tax cost of our business realignment activities to be approximately $420 million through 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent	Percent of Revenue
	2022(1)	2021(1)	Change	2022(1)	2021(1)
Operating expenses:
Salaries and employee benefits	$32,058	$30,173	6	34.3%	35.9%
Purchased transportation	24,118	21,674	11	25.8	25.8
Rentals and landing fees	4,712	4,155	13	5.0	5.0
Depreciation and amortization	3,970	3,793	5	4.2	4.5
Fuel	5,115	2,882	77	5.5	3.4
Maintenance and repairs	3,372	3,328	1	3.6	4.0
Business realignment costs(2)	278	116	140	0.3	0.1
Other(3)	13,644	11,981	14	14.6	14.3
Total operating expenses	87,267	78,102	12	93.3	93.0
Total operating income	$6,245	$5,857	7	6.7%	7.0%

(1)
Includes TNT Express integration expenses of $132 million in 2022 and $210 million in 2021.
(2)
Includes costs associated with the workforce reduction plan in Europe.
(3)
Includes a $210 million charge in 2022 related to pre- and post-judgment interest in connection with a FedEx Ground legal matter.

The challenging labor market and inflationary pressures contributed to increases in purchased transportation, salaries and employee benefits, and other operating expenses in 2022. Higher fuel surcharges also contributed to increased purchased transportation costs. Salaries and employee benefits expense also increased in 2022 due to merit increases, partially offset by lower variable incentive compensation expense. Higher self-insurance accruals, increased costs related to information technology expenses, a charge related to pre- and post-judgment interest in connection with a FedEx Ground legal matter, and additional volume-related expenses also contributed to an increase in other operating expense in 2022. Rentals and landing fees increased in 2022 primarily driven by increased vehicle and aircraft leases at FedEx Express, as well as network expansion at FedEx Ground.

Fuel

We apply a fuel surcharge on our air and ground services, most of which are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Some FedEx Express international fuel surcharges incorporate a timing lag of approximately six to eight weeks. We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments. The net impact of fuel on operating income described below and for each segment below does not include the impact from these ordinary-course table changes.

While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, and extra service charges we obtain for these services and level of pricing discounts offered.

In order to provide information about the impact of fuel surcharges on the trend in revenue and yield growth, we have included the comparative weighted-average fuel surcharge percentages in effect for 2022 and 2021 in the accompanying discussions of each of our transportation segments.

Fuel expense increased 77% during 2022 due to higher fuel prices. In addition to variability in usage and market prices, the manner in which we purchase fuel also influences the net impact of fuel on our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 70% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Item 1A. Risk Factors.”

The net impact of fuel had a significant benefit to operating income in 2022 as higher fuel surcharges outpaced increased fuel prices. The net impact of fuel on our operating results does not consider the effects that fuel surcharge levels may have on our business, including changes in demand and shifts in the mix of services purchased by our customers. In addition, our purchased transportation expense is impacted by fuel costs.

Other Income and Expense

Interest expense decreased $104 million in 2022 primarily due to the 2021 debt extinguishment transactions further discussed in the “Liquidity” section of this MD&A and Note 7 of the accompanying consolidated financial statements. During 2021, we issued $3.25 billion of senior unsecured debt under our shelf registration statement and used the net proceeds to redeem outstanding debt. In connection with our debt restructuring, we recognized a loss on debt extinguishment of $393 million ($297 million, net of tax, or $1.11 per diluted share) in 2021. See Note 7 of the accompanying consolidated financial statements for more information.

Retirement Plans MTM Adjustments

In 2022, we incurred a pre-tax, noncash MTM loss of $1.6 billion ($1.2 billion, net of tax, or $4.49 per diluted share), which includes a net loss of $1.3 billion ($1.0 billion, net of tax, or $3.76 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to lower than expected asset returns, demographic experience, and an update to the mortality assumption, partially offset by higher discount rates.

In addition, we incurred a pre-tax, noncash MTM net loss of $260 million ($195 million, net of tax, or $0.73 per diluted share) in the second quarter of 2022, of which $224 million was related to the termination of the TNT Express Netherlands Pension Plan. Effective October 1, 2021, the responsibility of all pension assets and liabilities of this plan was transferred to a separate, multi-employer pension plan. The remaining $36 million net loss was related to the U.S. FedEx Freight Pension Plan and consisted of a $75 million MTM loss due to a lower discount rate in the second quarter of 2022, partially offset by a $39 million curtailment gain.

In 2021, we incurred a pre-tax, noncash MTM gain of $1.2 billion ($936 million, net of tax, or $3.48 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher than expected asset returns and an improved discount rate.

Additionally, in 2021, we incurred a pre-tax, noncash MTM net loss of $52 million ($41 million, net of tax, or $0.15 per diluted share) related to amendments to the TNT Express Netherlands Pension Plan. Benefits for approximately 2,100 employees were frozen effective December 31, 2020. On January 1, 2021, these employees began earning pension benefits under a separate, multi-employer pension plan. This $52 million net loss consisted of a $106 million MTM loss due to a lower discount rate and a $54 million curtailment gain.

For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 14 of the accompanying consolidated financial statements.

Income Taxes

The 2022 tax provision was favorably impacted by a benefit of $142 million related to revisions of prior year tax estimates identified during the preparation of U.S. and foreign tax returns. The 2022 tax provision was also favorably impacted by changes in our corporate legal entity structure.

The 2021 tax provision includes a benefit of $279 million from an increase in our 2020 tax loss that the CARES Act allowed to be carried back to 2015, when the U.S. federal income tax rate was 35%. The 2021 tax provision also includes a benefit of $66 million from a tax rate increase in the Netherlands applied to our deferred tax asset balances and was unfavorably impacted by an increase in uncertain tax positions for matters in multiple jurisdictions.

We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2016 through 2019 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $215 million through 2022 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

Business Acquisitions

See Note 4 of the accompanying consolidated financial statements for a discussion of business acquisitions.

Equity Investment

On December 8, 2021, FedEx Express entered into equity and commercial agreements with Delhivery Limited (“Delhivery”). As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international services in the India market and provide pickup-and-delivery services across India. This transaction was recorded in the third quarter of 2022 and was not material to our results of operations.

Russia and Ukraine Conflict

The conflict in Russia and Ukraine that began in February 2022 continues as of the date of this Annual Report. The safety of our team members in Ukraine is our top priority. We are providing team members in Ukraine with financial assistance and other resources. We have provided more than $2.3 million in humanitarian aid to support those impacted by the conflict in Ukraine, which includes $1 million of in-kind shipping to organizations who are transporting supplies into the area. As we focus on the safety of our team members, we have suspended all services in Ukraine, Russia, and Belarus, which has not had and is not expected to have a material impact on our business or results of operations. For more information about the conflict between Russia and Ukraine and its effect on FedEx’s business and results of operations, see “Item 1A. Risk Factors” of this Annual Report.

Outlook

During 2023, we anticipate revenue and operating income growth will be driven by improved yields and cost control actions, as we continue to focus on yield management and revenue quality to help mitigate the impact of slowing economic conditions on our volumes and inflationary pressures on our costs. We will continue to manage network capacity to demand levels, flexing our network and making adjustments as needed to align operating costs to volumes. We will also continue executing targeted actions to improve productivity and lower costs both through advanced technology and optimization of operations.

During 2023, we expect to continue our ongoing initiatives aimed to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability, and improving service levels. As part of this strategy, in 2021 we announced a workforce reduction plan in Europe, which we expect to be substantially complete in 2023, with aggregate spend through the completion of the program anticipated to be approximately $420 million in cash expenditures. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. See the “Business Realignment Costs” section of this MD&A for additional information.

Our capital expenditures for 2023 are expected to be consistent with 2022 at approximately $6.8 billion. We expect increased investment in replacement vehicles including our vehicle electrification initiative, information technology, and strategic initiatives aimed to optimize operations across our networks to be offset with lower aircraft fleet modernization spend. Our expected capital expenditures for 2023 also include investments in facilities and equipment at FedEx Ground, and the FedEx Express Indianapolis and Memphis hub expansion and modernization programs.

We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2023 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

The uncertainty of a slowing global economy, geopolitical challenges including the ongoing conflict between Russia and Ukraine, and the continuing effect of the COVID-19 pandemic, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2023 inherently less certain. See “Item 1A. Risk Factors” for more information.

See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue, and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Normally, the fall is the busiest shipping period for FedEx Ground, while late December, June and July are the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs, and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Item 1A. Risk Factors” for more information.

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

Operating expense for each of our transportation segments include the allocations from the FedEx Services segment to the respective transportation segments. These allocations include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

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

In 2022, the increase in operating results in Corporate, other, and eliminations was primarily due to improved operating income at FedEx Logistics. Market capacity constraints related to the COVID-19 pandemic drove higher revenue due to increased yields, partially offset by higher purchased transportation costs. In addition, 2022 operating results in Corporate, other, and eliminations include a $210 million charge recognized in the fourth quarter of 2022 related to pre- and post-judgment interest in connection with a FedEx Ground legal matter. See Note 19 of the accompanying consolidated financial statements for more information.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2022 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the years ended May 31:

	2022	2021	Percent Change
Revenue:
Package:
U.S. overnight box	$9,084	$8,116	12
U.S. overnight envelope	1,971	1,791	10
U.S. deferred	5,330	4,984	7
Total U.S. domestic package revenue	16,385	14,891	10
International priority	12,130	10,317	18
International economy	2,838	2,632	8
Total international export package revenue	14,968	12,949	16
International domestic(1)	4,340	4,640	(6)
Total package revenue	35,693	32,480	10
Freight:
U.S.	3,041	3,325	(9)
International priority	3,840	3,030	27
International economy	1,653	1,582	4
International airfreight	177	245	(28)
Total freight revenue	8,711	8,182	6		Percent of Revenue
Other	1,410	1,416	—		2022	2021
Total revenue	45,814	42,078	9		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	16,435	16,217	1		35.9	38.5
Purchased transportation	6,322	5,744	10		13.8	13.7
Rentals and landing fees	2,568	2,296	12		5.6	5.5
Depreciation and amortization	2,007	1,946	3		4.4	4.6
Fuel	4,418	2,461	80		9.6	5.8
Maintenance and repairs	2,120	2,228	(5)		4.6	5.3
Business realignment costs	278	116	140		0.6	0.3
Intercompany charges	1,997	1,996	—		4.4	4.7
Other	6,747	6,264	8		14.7	14.9
Total operating expenses	42,892	39,268	9		93.6%	93.3%
Operating income	$2,922	$2,810	4
Operating margin	6.4%	6.7%	(30)	bp

(1)
International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2022	2021	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,421	1,427	—
U.S. overnight envelope	506	505	—
U.S. deferred	1,262	1,351	(7)
Total U.S. domestic ADV	3,189	3,283	(3)
International priority	786	752	5
International economy	277	284	(2)
Total international export ADV	1,063	1,036	3
International domestic(1)	1,954	2,362	(17)
Total ADV	6,206	6,681	(7)
Revenue per package (yield):
U.S. overnight box	$25.07	$22.31	12
U.S. overnight envelope	15.28	13.90	10
U.S. deferred	16.56	14.46	15
U.S. domestic composite	20.15	17.79	13
International priority	60.54	53.84	12
International economy	40.13	36.32	10
International export composite	55.21	49.03	13
International domestic(1)	8.71	7.70	13
Composite package yield	22.56	19.06	18
Freight Statistics
Average daily freight pounds:
U.S.	7,935	9,231	(14)
International priority	6,671	6,155	8
International economy	11,978	12,245	(2)
International airfreight	1,160	1,469	(21)
Total average daily freight pounds	27,744	29,100	(5)
Revenue per pound (yield):
U.S.	$1.50	$1.41	6
International priority	2.26	1.93	17
International economy	0.54	0.51	6
International airfreight	0.60	0.65	(8)
Composite freight yield	1.23	1.10	12
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 9% in 2022 primarily due to global package and international priority freight yield management actions, including higher fuel surcharges. These factors were partially offset by decreased international domestic package volume driven by yield management actions. Additionally, we experienced lower U.S. average daily freight pounds primarily due to decreased demand and a reduction in charter flights, as well as decreased U.S. domestic package volume due to a decline in our deferred service offerings, reflecting year-over-year impacts of the COVID-19 pandemic on consumer behavior in 2022.

Yield improvement, including higher fuel surcharges, drove increases in international export package yield of 13%, U.S. domestic package yield of 13%, composite freight yield of 12%, and international domestic package yield of 13% in 2022. International export average daily volumes increased 3% primarily due to growth in our international priority service offering, as industry-wide capacity constraints and actions to prioritize premium-yielding products drove a mix shift from international economy to international priority services. Total average daily freight pounds decreased 5% primarily due to decreased demand and a reduction in charter flights. This decrease was partially offset by higher international priority freight pounds resulting from increased demand for international freight capacity in 2022.

FedEx Express’s U.S. domestic and outbound fuel surcharge and international fuel surcharges ranged as follows for the years ended May 31:

	2022	2021
U.S. Domestic and Outbound Fuel Surcharge:
Low	7.7%	2.7%
High	26.7	8.0
Weighted-average	13.1	4.9
International Export and Freight Fuel Surcharge:
Low	6.4	0.3
High	42.4	22.0
Weighted-average	23.0	12.8
International Domestic Fuel Surcharge:
Low	3.9	2.6
High	44.8	20.4
Weighted-average	10.1	6.4

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 4% in 2022 primarily due to yield management actions, including the favorable net impact of fuel, lower variable incentive compensation expense, and less severe weather experienced in 2022, partially offset by higher operating expenses related to labor market challenges and inflationary pressures. The COVID-19 pandemic and geopolitical uncertainty negatively impacted our operations in 2022 as we experienced reduced shipping demand and network disruptions, particularly in the second half of the year. In addition, we experienced lower U.S. average daily freight pounds due to decreased demand and a reduction in charter flights in 2022.

FedEx Express prior year operating results included a pre-tax benefit of approximately $165 million from a reduction in aviation excise taxes provided by the CARES Act, which expired on December 31, 2020 and negatively affected year-over-year comparisons in 2022.

FedEx Express segment results include business realignment costs of $278 million in 2022 associated with our workforce reduction plan in Europe. See the “Business Realignment Costs” section of this MD&A for more information. FedEx Express segments results also include approximately $115 million of TNT Express integration expenses in 2022, a decrease of $61 million from 2021.

Purchased transportation expense increased 10% in 2022 primarily due to higher utilization of third-party transportation providers and increased rates. Other operating expense increased 8% in 2022 primarily due to higher outside service contract expense, which includes variable costs driven by the constrained labor market, as well as additional volume-related expenses. Rentals and landing fees expense increased 12% in 2022 primarily due to increased vehicle and aircraft leases. Salaries and employee benefits expense increased 1% in 2022 primarily due to higher labor costs related to the constrained labor market and wage pressures, partially offset by lower variable incentive compensation expense.

Fuel expense increased 80% in 2022 due to increased fuel prices. The net impact of fuel had a significant benefit to operating income in 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Express Segment Outlook

In 2023, we will focus on actions to improve global network efficiencies and lower our cost to serve as we expect rising uncertainty from the slowing economic environment, including inflationary pressures and geopolitical conditions, to impact our business. In addition, we will execute our disciplined revenue management strategy and implement cost control actions to drive improved revenue and operating income. We will focus on returning to industry-leading service to support yield improvement.

Capital expenditures at FedEx Express are expected to be relatively flat in 2023, with an increase in capital spend primarily related to vehicle purchases including our vehicle electrification initiative, investments in information technology, and package handling equipment, offset by a decrease in aircraft spend. We continue to make multi-year investments in our facilities to expand and modernize the Indianapolis hub and the Memphis World Hub.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. Prior year statistical information has been revised to conform to the current year presentation. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the years ended May 31:

	2022	2021	Percent Change		Percent of Revenue
					2022	2021
Revenue	$33,232	$30,496	9		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	7,101	6,060	17		21.4	19.9
Purchased transportation	15,232	14,126	8		45.8	46.3
Rentals	1,410	1,166	21		4.2	3.8
Depreciation and amortization	919	843	9		2.8	2.8
Fuel	32	21	52		0.1	0.1
Maintenance and repairs	584	496	18		1.7	1.6
Intercompany charges	1,954	1,862	5		5.9	6.1
Other	3,358	2,729	23		10.1	8.9
Total operating expenses	30,590	27,303	12		92.0%	89.5%
Operating income	$2,642	$3,193	(17)
Operating margin	8.0%	10.5%	(250)	bp
Average daily package volume (ADV)(1):
Ground commercial	4,549	4,312	5
Home delivery	4,223	4,048	4
Economy	1,130	1,594	(29)
Total ADV	9,902	9,954	(1)
Revenue per package (yield)	$10.64	$9.70	10

(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 9% in 2022 due to yield management actions, including higher fuel surcharges, as well as two additional ground commercial operating weekdays. In addition, a mix shift to higher yielding services due to strategic actions to improve revenue quality and growth in our commercial services as business returned to pre-pandemic levels contributed to the increase in revenue in 2022.

FedEx Ground yield increased 10% in 2022 primarily due to higher fuel surcharges, product mix, and revenue management actions. Average daily volume decreased 1% in 2022 driven by lower economy volume, partially offset by growth in ground commercial and home delivery services. Strategic actions to improve revenue quality and prioritize capacity for higher yielding business-to-consumer volume drove a mix shift from economy to home delivery services in 2022. Commercial services experienced growth in 2022 as business returned to pre-pandemic levels.

The FedEx Ground fuel surcharge is based on a rounded average of the national U.S. on-highway average price for a gallon of diesel fuel, as published by the Department of Energy. The fuel surcharge ranged as follows for the years ended May 31:

	2022	2021
Low	8.0%	5.5%
High	19.3	8.0
Weighted-average	12.1	6.4

FedEx Ground Segment Operating Income

FedEx Ground segment operating income decreased 17% in 2022 primarily due to higher operating expenses related to labor market challenges and inflationary pressures, as well as incremental costs associated with changes to our product mix. The constrained labor market affected the availability and cost of labor resulting in higher purchased transportation costs, network inefficiencies, and higher wage rates. In addition, higher self-insurance accruals and increased costs resulting from network expansion negatively impacted operating income in 2022. These factors were partially offset by yield management actions, including the favorable net impact of fuel, a favorable mix shift to higher yielding services, growth in commercial services, and two additional ground commercial operating weekdays in 2022.

Purchased transportation expense increased 8% in 2022 due to higher fuel surcharges, as well as the challenging labor market resulting in increased rates, higher utilization of third-party service providers, and network inefficiencies. Salaries and employee benefits expense increased 17% in 2022 due to inflationary pressures and network inefficiencies related to the constrained labor market. Other operating expense increased 23% in 2022 primarily due to higher self-insurance accruals, higher variable costs associated with the constrained labor market, and additional volume-related expenses. Rentals expense increased 21% in 2022 due to network expansion.

The net impact of fuel had a significant benefit to operating income in 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Ground Segment Outlook

In 2023, FedEx Ground will focus on specific productivity and workforce initiatives to optimize operations and reduce cost to serve. In addition, we are making strategic technology investments to improve safety and efficiency within our operations, as well as executing targeted actions to enhance the hiring process, improve retention, and align staffing levels with network demands. We will also continue executing pricing initiatives to mitigate slowing market demand and network capacity dynamics, while delivering consistently superior service and improving the recipient experience to retain and grow the customer base. We anticipate these actions, as well as cost control measures, will result in improved revenue and operating income in 2023.

Capital expenditures at FedEx Ground are expected to decrease in 2023 primarily related to lower spending on trailers and investments in information technology.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2022	2021	Change		2022	2021
Revenue	$9,532	$7,833	22		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,140	3,666	13		43.4	46.8
Purchased transportation	976	827	18		10.2	10.6
Rentals	245	229	7		2.6	2.9
Depreciation and amortization	406	417	(3)		4.3	5.3
Fuel	662	398	66		7.0	5.1
Maintenance and repairs	274	227	21		2.9	2.9
Intercompany charges	517	505	2		5.4	6.5
Other	649	559	16		6.8	7.1
Total operating expenses	7,869	6,828	15		82.6%	87.2%
Operating income	$1,663	$1,005	65
Operating margin	17.4%	12.8%	460	bp
Average daily shipments (in thousands):
Priority	79.1	76.2	4
Economy	32.6	32.2	1
Total average daily shipments	111.7	108.4	3
Weight per shipment:
Priority	1,092	1,104	(1)
Economy	947	987	(4)
Composite weight per shipment	1,050	1,069	(2)
Revenue per shipment:
Priority	$320.76	$269.98	19
Economy	368.08	313.67	17
Composite revenue per shipment	$334.57	$282.95	18
Revenue per hundredweight:
Priority	$29.38	$24.45	20
Economy	38.86	31.80	22
Composite revenue per hundredweight	$31.88	$26.46	20

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 22% in 2022 primarily due to yield management actions, including higher fuel surcharges, as well as increased average daily shipments.

Revenue per shipment increased 18% in 2022 primarily due to revenue quality initiatives, including higher fuel surcharges, which more than offset the effect of slightly lower weight per shipment. Average daily shipments increased 3% in 2022 due to higher demand for our service offerings.

The weekly indexed fuel surcharge is based on the average of the U.S. on-highway prices for a gallon of diesel fuel, as published by the Department of Energy. The indexed FedEx Freight fuel surcharge ranged as follows for the years ended May 31:

	2022	2021
Low	25.4%	21.0%
High	49.0	25.4
Weighted-average	31.2	22.5

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased significantly in 2022 driven by continued focus on revenue quality and profitable growth. Severe winter weather experienced in the prior year, as well as one additional operating day, benefited our year-over-year operating income comparisons in 2022. Higher purchased transportation costs and wage rates as a result of constrained labor market conditions negatively affected results in 2022.

Salaries and employee benefits increased 13% in 2022 primarily due to merit increases, higher volumes, and higher labor costs in the constrained labor market. Purchased transportation increased 18% in 2022 primarily due to the challenging labor market resulting in higher utilization of third-party service providers and increased rates, as well as higher fuel surcharges.

Fuel expense increased 66% in 2022 primarily due to increased fuel prices. The net impact of fuel had a significant benefit to operating income in 2022 as higher fuel surcharges outpaced increased fuel prices. See the “Results of Operations and Outlook – Consolidated Results – Fuel” section of this MD&A for a description and additional discussion of the net impact of fuel on our operating results.

FedEx Freight Segment Outlook

We expect higher revenue and operating income for 2023 as we continue to utilize technology to improve the customer experience and deliver profitable growth. We remain focused on safety, revenue quality, and improving operational productivities and efficiencies to mitigate the impact of slowing economic conditions on our business. We will continue to invest in FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of heavy, bulky products to or through the door for residences and businesses, and expect profitable growth in 2023. We will continue to capitalize on opportunities to collaborate with FedEx Ground and FedEx Express by providing road, pickup-and-delivery, dock, and intermodal support.

Capital expenditures at FedEx Freight are expected to increase in 2023 primarily due to fleet modernization and strategic investments in our network to support our focus on the security of our people, assets, and customers’ freight.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.9 billion at May 31, 2022, compared to $7.1 billion at May 31, 2021. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2022	2021
Operating activities:
Net income	$3,826	$5,231
Retirement plans mark-to-market adjustments	1,578	(1,176)
Loss on extinguishment of debt	—	393
Business realignment costs	53	102
Other noncash charges and credits	7,494	7,457
Changes in assets and liabilities	(3,119)	(1,872)
Cash provided by operating activities	9,832	10,135
Investing activities:
Capital expenditures	(6,763)	(5,884)
Business acquisitions, net of cash acquired	—	(228)
Purchase of investments	(147)	—
Proceeds from asset dispositions and other	94	102
Cash used in investing activities	(6,816)	(6,010)
Financing activities:
Principal payments on debt	(161)	(6,318)
Proceeds from debt issuances	—	4,212
Proceeds from stock issuances	184	740
Dividends paid	(793)	(686)
Purchase of treasury stock	(2,248)	—
Other, net	(1)	(38)
Cash used in financing activities	(3,019)	(2,090)
Effect of exchange rate changes on cash	(187)	171
Net (decrease) increase in cash and cash equivalents	$(190)	$2,206
Cash and cash equivalents at end of period	$6,897	$7,087

Cash Provided by Operating Activities. Cash flows from operating activities decreased $0.3 billion in 2022 primarily due to timing of variable incentive compensation payments and a decrease in other tax liabilities, including prior year relief from certain taxes in the U.S. pursuant to the CARES Act, partially offset by lower accounts receivable due to the prior year effects of the COVID-19 pandemic, as well as higher net income (net of noncash items).

Cash Used in Investing Activities. Capital expenditures were 15% higher in 2022 primarily due to increased spending on package handling equipment, vehicles and trailers, facilities, and information technology, partially offset by decreased aircraft spending. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2022.

Financing Activities. In January 2016, our Board of Directors approved a stock repurchase program of up to 25 million shares (the “2016 repurchase program”). In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock (the “2022 repurchase program” and together with the 2016 repurchase program, the “repurchase programs”). As part of the repurchase programs, we entered into an ASR agreement with a bank in December 2021 to repurchase an aggregate of $1.5 billion of our common stock. During 2022, the ASR transaction was completed, and 6.1 million shares were delivered under the ASR agreement. We repurchased 2.8 million additional shares of our common stock during 2022.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2022			2021
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	8,857,202	$253.85	$2,248	—	$—	$—

As of May 31, 2022, $4.1 billion remained available to be used for repurchases under the 2022 repurchase program. No shares remain available for repurchase under the 2016 repurchase program. Shares under the 2022 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date and may be suspended or discontinued at any time. See Note 1 of the accompanying consolidated financial statements for additional information.

During 2021, we issued $3.25 billion of senior unsecured debt under our shelf registration statement and used the net proceeds to redeem $5.8 billion of outstanding debt and pay associated redemption premiums of $393 million, eliminating all debt maturities through 2025 and one maturity in 2027. See Note 7 of the accompanying consolidated financial statements for additional information on the terms of the senior unsecured debt, including the Sustainability Notes (defined in Note 7), as well as the debt maturities redeemed.

Additionally, during 2021, FedEx Express issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes. See Note 7 of the accompanying consolidated financial statements for additional information regarding the terms of the Certificates.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2022	2021	Percent Change
Aircraft and related equipment	$2,273	$2,451	(7)
Package handling and ground support equipment	1,737	1,352	28
Vehicles and trailers	717	351	104
Information technology	851	816	4
Facilities and other	1,185	914	30
Total capital expenditures	$6,763	$5,884	15

FedEx Express segment	$3,637	$3,503	4
FedEx Ground segment	2,139	1,446	48
FedEx Freight segment	319	320	—
FedEx Services segment	565	512	10
Other	103	103	—
Total capital expenditures	$6,763	$5,884	15

Capital expenditures increased $0.9 billion during 2022 primarily due to increased spending on package handling equipment at all transportation segments, higher spending on vehicles and trailers, as well as facilities at FedEx Ground and FedEx Express, and higher information technology spending at FedEx Services, partially offset by decreased aircraft spending at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and the Certificates.

The $19.1 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of May 31, 2022 (in millions):

Current Assets	$11,768
Intercompany Receivable	4,157
Total Assets	88,331
Current Liabilities	10,324
Intercompany Payable	—
Total Liabilities	58,883

The following table presents the summarized statement of income information as of May 31, 2022 (in millions):

Revenue	$67,449
Intercompany Charges, net	(5,297)
Operating Income	5,105
Intercompany Charges, net	116
Income Before Income Taxes	4,054
Net Income	$3,250

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of May 31, 2022 (in millions):

Current Assets	$4,687
Intercompany Receivable	—
Total Assets	68,449
Current Liabilities	5,155
Intercompany Payable	7,473
Total Liabilities	47,830

The following table presents the summarized statement of income information as of May 31, 2022 (in millions):

Revenue	$24,438
Intercompany Charges, net	(3,790)
Operating Income	1,633
Intercompany Charges, net	469
Income Before Income Taxes	3,282
Net Income	$3,170

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in a challenging macroeconomic environment due to the ongoing COVID-19 pandemic, labor availability and supply chain constraints, inflationary pressures, rising fuel prices, and geopolitical conflicts. We had $6.9 billion in cash at May 31, 2022 and have $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

We expect to repurchase $1.5 billion of our common stock in 2023.

Our cash and cash equivalents balance at May 31, 2022 includes $2.9 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our 2023 capital expenditures are expected to be consistent with 2022 at approximately $6.8 billion. We expect increased investment in replacement vehicles including our vehicle electrification initiative, information technology, and strategic investments aimed to optimize operations across our networks to be offset with lower aircraft fleet modernization spend. Included within our expected 2023 capital expenditures are our continued investments in the FedEx Express Indianapolis hub and FedEx Express Memphis World Hub, which are expected to total $1.5 billion each over the life of each project. Our expected capital expenditures for 2023 also include $1.7 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at FedEx Express. While we continue to invest in our business, the capital intensity relative to revenue is expected to remain below historical levels.

We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, and obligations and commitments for purchases of goods and services. Refer to Note 7, Note 8, and Note 18 of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 13 of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

We have several aircraft modernization programs underway that are supported by the purchase of Boeing 777 Freighter and Boeing 767-300 Freighter aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

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

We made a voluntary contribution of $400 million to our tax qualified U.S. domestic pension plans (“U.S. Pension Plans”) in June 2023 and anticipate making $400 million of additional voluntary contributions during the remainder of 2023. There are currently no anticipated required minimum contributions to our U.S. Pension Plans based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.5 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On June 14, 2022, our Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock. The dividend was paid on July 11, 2022 to stockholders of record as of the close of business on June 27, 2022. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

OTHER BUSINESS MATTERS

On June 24, 2019, FedEx filed suit in U.S. District Court in the District of Columbia seeking to enjoin the U.S. Department of Commerce (the “DOC”) from enforcing prohibitions contained in the Export Administration Regulations against FedEx. On September 11, 2020, the court granted the DOC’s motion to dismiss the lawsuit. On November 5, 2020, we appealed this decision. On July 8, 2022, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the dismissal of the lawsuit.

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

The estimates discussed below include the financial statement elements that are either the most judgmental or involve the selection or application of alternative accounting policies and are material to our results of operations and financial condition. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

RETIREMENT PLANS

The rules for pension accounting are complex and can produce volatility in our earnings, financial condition, and liquidity. Our defined benefit pension and postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for expected returns on assets (“EROA”), discount rate, and demographic experience such as salary increases, expected retirement, mortality, employee turnover, and future increases in healthcare costs. Differences between these assumptions and actual experience are recognized in our earnings through MTM accounting. The components of the MTM adjustments for the period ended May 31 are as follows (presented as loss (gain) in millions):

	2022	2021
Actual versus expected return on assets	$5,109	$(1,712)
Discount rate change	(4,486)	(397)
Demographic experience:
Current year actuarial loss	504	302
Change in future assumptions	314	685
Termination of TNT Express Netherlands pension plan	224	—
Pension plan amendments, including curtailment gains	(87)	(54)
Total MTM loss (gain)	$1,578	$(1,176)

Our annual MTM adjustment is highly sensitive to the discount rate and EROA assumptions, which are as follows:

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Discount rate used to determine benefit obligation	4.25%	3.23%	3.09%	1.83%	4.35%	2.81%
Discount rate used to determine net periodic benefit cost	3.23	3.14	1.83	1.79	2.81	2.95
Expected long-term rate of return on assets	6.50	6.75	2.39	2.71	—	—
The following sensitivity analysis shows the impact of a 50-basis-point change in the EROA and discount rate assumptions for our largest pension plan and the resulting increase (decrease) in our projected benefit obligation (“PBO”) as of May 31, 2022 and expense for the year ended May 31, 2022 (in millions):

	50 Basis Point Increase	50 Basis Point Decrease
Pension Plan
EROA:
Effect on pension expense	$(124)	$124
Discount Rate:
Effect on pension expense	8	(13)
Effect on PBO	(1,642)	1,820

See Note 14 of the accompanying consolidated financial statements for further information about our retirement plans.

INCOME TAXES

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our income taxes are a function of our income, tax planning opportunities available to us, statutory tax rates, and the income tax laws in the various jurisdictions in which we operate. These tax laws are complex and subject to different interpretations by us and the respective governmental taxing authorities. As a result, significant judgment is required in determining our tax expense and in evaluating our tax positions, including evaluating uncertainties. Also, our effective tax rate is significantly affected by the earnings generated in each jurisdiction, so unexpected fluctuations in the geographic mix of earnings could significantly impact our tax rate. Our intercompany transactions are based on globally accepted transfer pricing principles, which align profits with the business operations and functions of the various legal entities in our international business.

We evaluate our tax positions quarterly and adjust the balances as new information becomes available. These evaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax laws or their interpretations, audit activity, and changes in our business. In addition, management considers the advice of third parties in making conclusions regarding tax consequences.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination, and as a result there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

Our income tax positions are based on currently enacted tax laws. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes to our estimates will be treated in accordance with the relevant accounting guidance.

For more information, see the “Income Taxes” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

SELF-INSURANCE ACCRUALS

Our self-insurance reserves are established for estimates of ultimate loss on all incurred claims, including incurred-but-not-reported claims. Components of our self-insurance reserves included in this critical accounting estimate are workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These reserves are primarily based on the actuarially estimated cost of claims incurred as of the balance sheet date. These estimates include judgment about severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs. The use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years.

We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in accident frequency and severity, healthcare costs, insurance retention levels, and other factors can materially affect the estimates for these liabilities and affect our results of operations. Self-insurance accruals reflected in our balance sheet for the period ended May 31 are as follows (in millions):

	2022	2021
Short-Term	$1,646	$1,193
Long-Term	2,889	2,430
Total	$4,535	$3,623

A five-percent reduction or improvement in the assumed claim severity used to estimate our self-insurance accruals would result in an increase or decrease of approximately $230 million in our reserves and expenses as of and for the year ended May 31, 2022.

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 55% of our owned assets invested in our transportation and information system infrastructures.

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 15 to 30 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. These evaluations consider usage, maintenance costs, and economic factors that affect the useful life of an asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment.

For our aircraft, we consider actual experience with the same or similar aircraft types and future volume projections in estimating the useful lives and expected salvage values. We typically assign no residual value due to the utilization of our aircraft in cargo configuration, which results in little to no value at the end of their useful life. These estimates affect the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Changes in the estimated lives of assets will result in an increase or decrease in the amount of depreciation recognized in future periods and could have a material impact on our results of operations (as described below). Historically, gains and losses on disposals of operating equipment have not been material. However, such amounts may differ materially in the future due to changes in business levels, technological obsolescence, accident frequency, regulatory changes, and other factors beyond our control.

IMPAIRMENT. As of May 31, 2022, the FedEx Express global air network included a fleet of 696 aircraft (including approximately 300 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2022, we had two purchased aircraft that were not yet placed into service.

We evaluate our long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment. Further, decisions about capital investments are evaluated based on the impact to the overall network rather than the return on an individual asset. We make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values less costs to sell when the decision is made to dispose of the asset and certain other criteria are met. The fair value determinations for such aircraft may require management estimates, as there may not be active markets for some of these aircraft. Such estimates are subject to revision from period to period.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2022, we had eight aircraft temporarily idled. These aircraft have been idled for an average of 24 months and are expected to return to revenue service in order to meet expected demand.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities, and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. In accordance with the new lease accounting standard adopted in 2020, we had approximately $17 billion in operating lease liabilities and related right-of-use assets on the balance sheet as of May 31, 2022. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2022 was approximately 10 years.

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

GOODWILL. We had $6.5 billion of recorded goodwill at May 31, 2022 and $7.0 billion of recorded goodwill at May 31, 2021 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed both qualitative and quantitative assessments of goodwill in the fourth quarter of 2022 and 2021. This included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.

As part of our qualitative assessment, we consider changes in the macroeconomic environment such as the general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, and other developments in equity and credit markets.

The market approach uses observable market data of comparable public companies to estimate fair value utilizing financial metrics such as operating value to earnings before interest, taxes, depreciation, and amortization. We apply judgment to select appropriate comparison companies based on the business operations, growth, size, and risk profile relative to our reporting units. Changes to our selection of comparable companies may result in changes to the estimates of fair value of our reporting units.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2022 and 2021 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2022 and 2021; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

LEGAL AND OTHER CONTINGENCIES

We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Certain pending loss contingencies are described in Note 19 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 19 is not expected to be material to our financial position, results of operations, or cash flows. The following describes our methods and associated processes for evaluating these matters.

Because of the complex environment in which we operate, we are subject to numerous legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims, and FedEx Ground’s service providers. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

During the preparation of our financial statements, we evaluate our contingencies to determine whether it is probable, reasonably possible, or remote that a liability has been incurred. A loss is recognized for all contingencies deemed probable and estimable, regardless of amount. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated.

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
•
the status of discovery;
•
the status of settlement, arbitration, or mediation proceedings; and
•
our judgment regarding the likelihood of success prior to or at trial.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $18.8 billion at May 31, 2022 and outstanding fixed- and floating-rate long-term debt (exclusive of finance leases) with an estimated fair value of $23.1 billion at May 31, 2021. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $518 million as of May 31, 2022 and approximately $507 million as of May 31, 2021. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

We have interest rate risk with respect to our pension and postretirement benefit obligations. Changes in interest rates impact our liabilities associated with these retirement plans, as well as the amount of pension and postretirement benefit expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets would also increase net pension expense. See the “Critical Accounting Estimates — Retirement Plans” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce, and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly positive impact on operating income in 2022 and a slightly negative impact on operating income in 2021. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2022, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in expected operating income of approximately $50 million for 2023. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2022 and 2021.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control over financial reporting includes, among other things, defined policies and procedures for conducting and governing our business, sophisticated information systems for processing transactions, and a properly staffed, professional internal audit department. Mechanisms are in place to monitor the effectiveness of our internal control over financial reporting and actions are taken to correct all identified deficiencies. Our procedures for financial reporting include the active involvement of senior management, our Audit and Finance Committee, and our staff of highly qualified financial and legal professionals.

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2022.

The effectiveness of our internal control over financial reporting as of May 31, 2022, has been audited by Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2022, and the related notes and our report dated July 18, 2022 expressed an unqualified opinion thereon.

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

July 18, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 18, 2022 expressed an unqualified opinion thereon.

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

Pension Projected Benefit Obligation
Description of the Matter

At May 31, 2022, the Company’s aggregated projected benefit obligation for U.S. pension plans was $28.7 billion and exceeded the $26.0 billion fair value of U.S. pension plan assets, resulting in an unfunded U.S. pension obligation of $2.7 billion. The net periodic benefit cost for the year ended May 31, 2022 for the U.S. pension plans was $1.6 billion. As explained in Note 14 to the consolidated financial statements, the Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. The Company’s projected benefit obligation for the U.S. pension plans is measured using actuarial techniques that reflect management’s assumptions for discount rate, future salary increases, employee turnover, mortality, and retirement ages.

Auditing the projected benefit obligation of the U.S. pension plans was complex due to the highly judgmental nature and significant effect of the discount rate used in the measurement process. The discount rate is developed by utilizing the yield on a theoretical portfolio of high-grade corporate bonds that match cash flows to benefit payments, limit the concentration by industry and issuer, and apply screening criteria to exclude bonds with a call feature unless they have a low probability of being called.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating the projected benefit obligation of the U.S. pension plans, including management’s review of the significant assumptions and assessment of the data inputs provided to the actuary.

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

Valuation of Self-Insurance Accruals
Description of the Matter

At May 31, 2022, the Company’s self-insurance accruals reflected in the balance sheet were $4.5 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.

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

Memphis, Tennessee

July 18, 2022

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,897	$7,087
Receivables, less allowances of $692 and $742	11,863	12,069
Spare parts, supplies, and fuel, less allowances of $360 and $349	637	587
Prepaid expenses and other	968	837
Total current assets	20,365	20,580
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	27,874	26,268
Package handling and ground support equipment	14,930	13,012
Information technology	8,098	7,486
Vehicles and trailers	9,806	9,282
Facilities and other	14,567	14,029
Total property and equipment, at cost	75,275	70,077
Less accumulated depreciation and amortization	37,184	34,325
Net property and equipment	38,091	35,752
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,613	15,383
Goodwill	6,544	6,992
Other assets	4,381	4,070
Total other long-term assets	27,538	26,445
TOTAL ASSETS	$85,994	$82,777

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2022	2021
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$82	$146
Accrued salaries and employee benefits	2,531	2,903
Accounts payable	4,030	3,841
Operating lease liabilities	2,443	2,208
Accrued expenses	5,188	4,562
Total current liabilities	14,274	13,660
LONG-TERM DEBT, LESS CURRENT PORTION	20,182	20,733
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,093	3,927
Pension, postretirement healthcare, and other benefit obligations	4,448	3,501
Self-insurance accruals	2,889	2,430
Operating lease liabilities	14,487	13,375
Other liabilities	682	983
Total other long-term liabilities	26,599	24,216
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2022 and 2021	32	32
Additional paid-in capital	3,712	3,481
Retained earnings	32,782	29,817
Accumulated other comprehensive loss	(1,103)	(732)
Treasury stock, at cost	(10,484)	(8,430)
Total common stockholders’ investment	24,939	24,168
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$85,994	$82,777

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2022	2021	2020
REVENUE	$93,512	$83,959	$69,217
OPERATING EXPENSES:
Salaries and employee benefits	32,058	30,173	25,031
Purchased transportation	24,118	21,674	17,466
Rentals and landing fees	4,712	4,155	3,712
Depreciation and amortization	3,970	3,793	3,615
Fuel	5,115	2,882	3,156
Maintenance and repairs	3,372	3,328	2,893
Business realignment costs	278	116	—
Goodwill and other asset impairment charges	—	—	435
Other	13,644	11,981	10,492
TOTAL OPERATING EXPENSES	87,267	78,102	66,800
OPERATING INCOME	6,245	5,857	2,417
OTHER (EXPENSE) INCOME:
Interest expense	(689)	(793)	(672)
Interest income	53	52	55
Other retirement plans (expense) income	(726)	1,983	(122)
Loss on debt extinguishment	—	(393)	—
Other, net	13	(32)	(9)
TOTAL OTHER (EXPENSE) INCOME	(1,349)	817	(748)
INCOME BEFORE INCOME TAXES	4,896	6,674	1,669
PROVISION FOR INCOME TAXES	1,070	1,443	383
NET INCOME	$3,826	$5,231	$1,286
BASIC EARNINGS PER COMMON SHARE	$14.54	$19.79	$4.92
DILUTED EARNINGS PER COMMON SHARE	$14.33	$19.45	$4.90

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2022	2021	2020
NET INCOME	$3,826	$5,231	$1,286
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $17 in 2022, tax expense of $13 in 2021, and tax benefit of $18 in 2020	(363)	422	(254)
Amortization of prior service credit and other, net of tax benefits of $2 in 2022, $3 in 2021, and $25 in 2020	(8)	(7)	(79)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(371)	415	(333)
COMPREHENSIVE INCOME	$3,455	$5,646	$953

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$3,826	$5,231	$1,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,970	3,793	3,615
Provision for uncollectible accounts	403	577	442
Other noncash items including leases and deferred income taxes	2,931	2,887	2,449
Stock-based compensation	190	200	168
Retirement plans mark-to-market adjustments	1,578	(1,176)	794
Loss on extinguishment of debt	—	393	—
Business realignment costs	53	102	—
Goodwill and other asset impairment charges	—	—	435
Changes in assets and liabilities:
Receivables	(310)	(1,389)	(1,331)
Other current assets	(158)	(40)	(59)
Pension and postretirement healthcare assets and liabilities, net	(697)	(317)	(908)
Accounts payable and other liabilities	(1,861)	71	(1,787)
Other, net	(93)	(197)	(7)
Cash provided by operating activities	9,832	10,135	5,097
INVESTING ACTIVITIES
Capital expenditures	(6,763)	(5,884)	(5,868)
Business acquisitions, net of cash acquired	—	(228)	—
Purchase of investments	(147)	—	—
Proceeds from asset dispositions and other	94	102	22
Cash used in investing activities	(6,816)	(6,010)	(5,846)
FINANCING ACTIVITIES
Principal payments on debt	(161)	(6,318)	(2,548)
Proceeds from debt issuances	—	4,212	6,556
Proceeds from stock issuances	184	740	64
Dividends paid	(793)	(686)	(679)
Purchase of treasury stock	(2,248)	—	(3)
Other, net	(1)	(38)	(9)
Cash (used in) provided by financing activities	(3,019)	(2,090)	3,381
Effect of exchange rate changes on cash	(187)	171	(70)
Net (decrease) increase in cash and cash equivalents	(190)	2,206	2,562
Cash and cash equivalents at beginning of period	7,087	4,881	2,319
Cash and cash equivalents at end of period	$6,897	$7,087	$4,881

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2019	$32	$3,231	$24,648	$(865)	$(9,289)	$17,757
Net income	—	—	1,286	—	—	1,286
Other comprehensive loss, net of tax of $43	—	—	—	(333)	—	(333)
Purchase of treasury stock (0.02 million shares)	—	—	—	—	(3)	(3)
Cash dividends declared ($2.60 per share)	—	—	(679)	—	—	(679)
Employee incentive plans and other (1.0 million shares issued)	—	125	(35)	—	130	220
Adoption of new accounting standards on June 1, 2019(1)	—	—	(4)	—	—	(4)
Reclassification to retained earnings due to the adoption of a new accounting standard on June 1, 2019(2)	—	—	—	51	—	51
Balance at May 31, 2020	32	3,356	25,216	(1,147)	(9,162)	18,295
Net income	—	—	5,231	—	—	5,231
Other comprehensive gain, net of tax of ($10)	—	—	—	415	—	415
Cash dividends declared ($2.60 per share)	—	—	(686)	—	—	(686)
Employee incentive plans and other (5.4 million shares issued)	—	125	56	—	732	913
Balance at May 31, 2021	32	3,481	29,817	(732)	(8,430)	24,168
Net income	—	—	3,826	—	—	3,826
Other comprehensive loss, net of tax of $19	—	—	—	(371)	—	(371)
Purchase of treasury stock (8.9 million shares)	—	(9)	—	—	(2,239)	(2,248)
Cash dividends declared ($3.00 per share)	—	—	(793)	—	—	(793)
Employee incentive plans and other (1.4 million shares issued)	—	240	(68)	—	185	357
Balance at May 31, 2022	$32	$3,712	$32,782	$(1,103)	$(10,484)	$24,939

(1)
Relates to the adoption of Accounting Standards Update (“ASU”) 2016-02 and ASU 2018-02.
(2)
Relates to the adoption of ASU 2018-02.

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally, under the respected FedEx brand. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments.

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2022 or ended May 31 of the year referenced.

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

Variable Consideration

Certain contracts contain customer incentives, guaranteed service refunds, and other provisions that can either increase or decrease the transaction price. These incentives are generally awarded based upon achieving certain performance metrics. We estimate variable consideration as the most likely amount to which we expect to be entitled. We include estimated amounts of revenue, which may be reduced by incentives or other contract provisions, in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of anticipated customer spending and all information (historical, current, and forecasted) that is reasonably available to us.

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

Our contract logistics, global trade services, and certain transportation businesses engage in certain transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges, including transportation or handling costs, fees, commissions, and taxes and duties.

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

Gross contract assets related to in-transit shipments totaled $861 million and $715 million at May 31, 2022 and May 31, 2021, respectively. Contract assets net of deferred unearned revenue were $623 million and $572 million at May 31, 2022 and May 31, 2021, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $8 million and $9 million at May 31, 2022 and May 31, 2021, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $470 million in 2022, $428 million in 2021, and $427 million in 2020.

CASH EQUIVALENTS. Cash in excess of current operating requirements is invested in short-term, interest-bearing instruments with maturities of three months or less at the date of purchase and is stated at cost, which approximates market value.

SPARE PARTS, SUPPLIES, AND FUEL. Spare parts (principally aircraft-related) are reported at weighted-average cost. Allowances for obsolescence are provided for spare parts currently identified as excess or obsolete as well as expected to be on hand at the date the aircraft are retired from service. These allowances are provided over the estimated useful life of the related aircraft and engines. The majority of our supplies and fuel are reported at weighted-average cost.

PROPERTY AND EQUIPMENT. Expenditures for major additions, improvements, and flight equipment modifications are capitalized when such costs are determined to extend the useful life of the asset or are part of the cost of acquiring the asset. Expenditures for equipment overhaul costs of engines or airframes prior to their operational use are capitalized as part of the cost of such assets as they are costs required to ready the asset for its intended use. Maintenance and repairs costs are charged to expense as incurred, except for certain aircraft engine maintenance costs incurred under third-party service agreements. These agreements result in costs being expensed based on cycles or hours flown and are subject to annual escalation. These service contracts transfer risk to third-party service providers and generally fix the amount we pay for maintenance to the service provider as a rate per cycle or flight hour, in exchange for maintenance and repairs under a predefined maintenance program. We capitalize certain direct internal and external costs associated with the development of internal-use software, including implementation of cloud computing service arrangements. Gains and losses on sales of property used in operations are classified within operating expenses and historically have been nominal.

For financial reporting purposes, we record depreciation and amortization of property and equipment on a straight-line basis over the asset’s service life or related lease term, if shorter. For income tax purposes, depreciation is computed using accelerated methods when applicable.

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2022	2021
Wide-body aircraft and related equipment	15 to 30 years	$15,949	$14,812
Narrow-body and feeder aircraft and related equipment	5 to 30 years	2,163	2,307
Package handling and ground support equipment	3 to 30 years	6,447	5,269
Information technology	2 to 10 years	1,907	1,863
Vehicles and trailers	3 to 15 years	4,004	4,033
Facilities and other	2 to 40 years	7,621	7,468

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $4.0 billion in 2022, $3.8 billion in 2021, and $3.6 billion in 2020. Depreciation and amortization expense includes amortization of assets under finance leases.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $62 million in 2022, $68 million in 2021, and $54 million in 2020.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on quoted market values, discounted cash flows, or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2022, we had eight aircraft temporarily idled. These aircraft have been idled for an average of 24 months and are expected to return to revenue service.

GOODWILL. Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business. Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, we proceed to test goodwill for impairment, including comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value for our reporting units is determined using an income or market approach incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Fair value determinations may include both internal and third-party valuations. Unless circumstances otherwise dictate, we perform our annual impairment testing in the fourth quarter. See Note 5 for additional information.

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets, and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 1 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. See Note 5 for additional information.

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit pension and other postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, employee turnover, and future increases in healthcare costs. We determine the discount rate (which is required to be the rate at which the projected benefit obligation (“PBO”) could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. We use the fair value of plan assets to calculate the expected return on assets (“EROA”) for interim and segment reporting purposes. Our EROA is a judgmental estimate which is reviewed on an annual basis and revised as appropriate.

The accounting guidance related to employers’ accounting for defined benefit pension and other postretirement plans requires recognition in the balance sheet of the funded status of these plans. We use “mark-to-market” (or “MTM”) accounting and immediately recognize changes in the fair value of plan assets and actuarial gains or losses in our results annually in the fourth quarter each year. The annual MTM adjustment is recognized at the corporate level and does not impact segment results. The remaining components of pension and postretirement healthcare expense, primarily service and interest costs and the EROA, are recorded on a quarterly basis. Only service cost is recognized in segment level operating results.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, thus, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

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

SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, and long-term disability are included in accrued expenses. We self-insure up to certain limits that vary by operating company and type of risk. Claims costs are recognized on a gross basis and a receivable is recorded for amounts covered by third-party insurance. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.

We are also self-insured for certain short-term employee healthcare claims which are included within other accrued expenses.

LEASES. We lease certain facilities, aircraft, equipment, and vehicles under operating and finance leases. A determination of whether a contract contains a lease is made at the inception of the arrangement. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.

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

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require additional payments based on sales volume and index-based rate increases, as well as reimbursement for real estate taxes, common area maintenance, and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as real estate taxes, common area maintenance, and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use asset and lease liability. See Note 8 for additional information.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of May 31, 2022, we designated €107 million of debt as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of May 31, 2022, the hedge remains effective.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of FedEx Express, who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015 and became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. A small number of our other employees are members of unions.

EQUITY INVESTMENT. On December 8, 2021, FedEx Express entered into equity and commercial agreements with Delhivery Limited (“Delhivery”). As part of the collaboration, FedEx Express made a $100 million equity investment in Delhivery, FedEx Express sold certain assets pertaining to its domestic business in India to Delhivery, and the companies entered into a long-term commercial agreement. FedEx Express will focus on international export and import services to and from India, and Delhivery will, in addition to FedEx, sell FedEx Express international services in the India market and provide pickup-and-delivery services across India. This transaction was recorded in the third quarter of 2022 and was not material to our results of operations.

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

During the third quarter of 2022, the ASR transaction was completed, and 6.1 million shares were delivered under the ASR agreement. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheets and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

In 2022, including the ASR transaction, we repurchased 8.9 million shares of FedEx common stock at an average price of $253.85 per share for a total of $2.2 billion. In 2020, we repurchased 0.02 million shares of FedEx common stock at an average price of $156.90 per share for a total of $3 million. As of May 31, 2022, approximately $4.1 billion remained available to use for repurchases under the 2022 repurchase program. No shares remain available for repurchase under the 2016 repurchase program.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DIVIDENDS DECLARED PER COMMON SHARE. On June 14, 2022, our Board of Directors declared a quarterly cash dividend of $1.15 per share of common stock. The dividend was paid on July 11, 2022 to stockholders of record as of the close of business on June 27, 2022. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

BUSINESS REALIGNMENT COSTS. In January 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan will impact approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $278 million ($214 million, net of tax, or $0.80 per diluted share) in 2022. We incurred costs during 2021 of $116 million ($90 million, net of tax, or $0.33 per diluted share) associated with our business realignment activities. These costs are related to certain employee severance arrangements. Approximately $225 million was paid under this program in 2022 and $15 million in 2021. We expect the pre-tax cost of our business realignment activities to be approximately $420 million through fiscal 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectation and estimates.

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses, and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; retirement plan obligations; long-term incentive accruals; tax liabilities; loss contingencies; litigation claims; impairment assessments on long-lived assets (including goodwill) that rely on projections of future cash flows; and purchase price allocations.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly impact our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying GAAP to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2022. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of May 31, 2022, we continue to monitor our contracts and transactions for potential application of this ASU. See Note 7 for information on the replacement of LIBOR with the Secured Overnight Financing Rate (“SOFR”) in our Credit Agreements (defined below) on March 15, 2022.

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

NOTE 3: CREDIT LOSSES

We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including underlying economic expectations. We update our estimate of credit loss reserves quarterly, considering recent write-offs, collections information, and underlying economic expectations.

Credit losses were $403 million in 2022, $577 million in 2021, and $442 million in 2020. Our allowance for credit losses was $340 million as of May 31, 2022 and $358 million at May 31, 2021.

NOTE 4: BUSINESS COMBINATIONS

On December 23, 2020, we acquired ShopRunner, Inc. (“ShopRunner”), an e-commerce platform that directly connects brands and merchants with online shoppers, for $228 million in cash from operations. The majority of the purchase price was allocated to goodwill and intangibles. The financial results of ShopRunner are included in “Corporate, other, and eliminations” from the date of acquisition and were not material to our results of operations; therefore, pro forma financial information has not been provided.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	Corporate, Other, and Eliminations	Total
Goodwill at May 31, 2020	$4,869	$840	$767	$1,938	$8,414
Accumulated impairment charges	—	—	(133)	(1,909)	(2,042)
Balance as of May 31, 2020	4,869	840	634	29	6,372
Goodwill acquired(1)	18	103	—	40	161
Other(2)	471	—	—	(12)	459
Balance as of May 31, 2021	5,358	943	634	57	6,992
Other(2)	(433)	(11)	—	(4)	(448)
Balance as of May 31, 2022	$4,925	$932	$634	$53	$6,544
Accumulated goodwill impairment charges as of May 31, 2022	$—	$—	$(133)	$(1,909)	$(2,042)

(1)
Goodwill acquired relates to the acquisition of ShopRunner. See Note 4 for more information.
(2)
Primarily currency translation adjustments and purchase price allocation-related adjustments.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarter and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2022 and 2021; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2022 and 2021 is as follows (in millions):

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$617	$(340)	$277	$591	$(299)	$292
Technology	64	(40)	24	65	(35)	30
Trademarks and other	1	(1)	—	1	(1)	—
Total	$682	$(381)	$301	$657	$(335)	$322

Amortization expense for intangible assets was $52 million in 2022, $49 million in 2021, and $66 million in 2020.

Expected amortization expense for the next five years is as follows (in millions):

2023	$52
2024	51
2025	50
2026	50
2027	48

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2022	2021
Accrued salaries and employee benefits
Salaries	$751	$626
Employee benefits, including variable compensation	834	1,350
Compensated absences	946	927
	$2,531	$2,903
Accrued expenses
Self-insurance accruals	$1,646	$1,193
Taxes other than income taxes	532	637
Other	3,010	2,732
	$5,188	$4,562

NOTE 7: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2022, are as follows (in millions):

			May 31,
			2022	2021
	Interest Rate %	Maturity
Senior secured debt:
	1.875	2034	$881	$932
Senior unsecured debt:
	3.25	2026	747	746
	3.40	2028	497	496
	4.20	2029	397	397
	3.10-4.25	2030	1,735	1,733
	2.40	2031	990	989
	4.90	2034	496	496
	3.90	2035	495	494
	3.25	2041	740	739
	3.875-4.10	2043	985	985
	5.10	2044	742	742
	4.10	2045	641	641
	4.55-4.75	2046	2,462	2,461
	4.40	2047	736	736
	4.05	2048	987	986
	4.95	2049	836	836
	5.25	2050	1,226	1,226
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:
	0.45	2026	533	607
	1.625	2027	1,332	1,516
	0.45	2029	637	725
	1.30	2032	530	604
	0.95	2033	688	784
Total senior unsecured debt			18,915	19,422
Finance lease obligations			468	525
			20,264	20,879
Less current portion			82	146
			$20,182	$20,733

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted-average interest rate on long-term debt was 3.5% as of May 31, 2022. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $18.8 billion at May 31, 2022 and $23.1 billion at May 31, 2021. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at May 31, 2022. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

The following table sets forth the future scheduled principal payments due by fiscal year on our long-term debt (in millions):

Debt Principal
2023	$52
2024	52
2025	52
2026	1,337
2027	1,391
Thereafter	17,147
Subtotal	20,031
Discount and debt issuance costs	(235)
Total debt	$19,796

On March 15, 2022, we further amended our second amended and restated $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and replaced our previously existing $1.5 billion 364-day credit agreement (the “Terminated Credit Agreement”) with a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2022, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

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

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The Terminated Credit Agreement also included this financial covenant. The ratio of our debt to adjusted EBITDA was 1.82 to 1.0 at May 31, 2022.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2021, we issued $3.25 billion of senior unsecured debt under our current shelf registration statement, comprised of €600 million of 0.45% fixed-rate notes due in May 2029 (the “Sustainability Notes”), €650 million of 0.95% fixed-rate notes due in May 2033, $1.0 billion of 2.40% fixed-rate notes due in May 2031, and $750 million of 3.25% fixed-rate notes due in May 2041. We used the net proceeds from these offerings to redeem the $500 million aggregate principal amount outstanding of our 3.40% notes due 2022, the €640 million aggregate principal amount outstanding of our 0.70% notes due 2022, the $500 million aggregate principal amount outstanding of our 2.625% notes due 2023, the €750 million aggregate principal amount outstanding of our 1.00% notes due 2023, the $250 million aggregate principal amount outstanding of our 2.70% notes due 2023, the $750 million aggregate principal amount outstanding of our 4.00% notes due 2024, the $700 million aggregate principal amount outstanding of our 3.20% notes due 2025, the $1.0 billion aggregate principal amount outstanding of our 3.80% notes due 2025, and the $450 million aggregate principal amount outstanding of our 3.30% notes due 2027. We intend to use an amount equal to the net proceeds from the offering of the Sustainability Notes to fund or refinance a portfolio of new or ongoing projects in the following areas: clean transportation; green buildings; energy efficiency; eco-efficient and/or circular economy adapted products, production technologies and processes; pollution prevention and control; renewable energy; and socioeconomic advancement and empowerment. As a result of the debt redemption, we recognized a loss on debt extinguishment of $393 million in 2021.

NOTE 8: LEASES

The following table is a summary of the components of net lease cost for the period ended May 31 (in millions):

	2022	2021
Operating lease cost	$3,100	$2,848
Finance lease cost:
Amortization of right-of-use assets	26	23
Interest on lease liabilities	16	17
Total finance lease cost	42	40
Short-term lease cost	556	387
Variable lease cost	1,368	1,318
Net lease cost	$5,066	$4,593

Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,981	$2,750
Operating cash flows paid for interest portion of finance leases	15	16
Financing cash flows paid for principal portion of finance leases	99	75
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,489	$3,703
Right-of-use assets obtained in exchange for new finance lease liabilities	$56	$126

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2022	2021
Operating leases:
Operating lease right-of-use assets, net	$16,613	$15,383

Current portion of operating lease liabilities	2,443	2,208
Operating lease liabilities	14,487	13,375
Total operating lease liabilities	$16,930	$15,583

Finance leases:
Net property and equipment	$455	$504

Current portion of long-term debt	32	96
Long-term debt, less current portion	436	429
Total finance lease liabilities	$468	$525

Weighted-average remaining lease term
Operating leases	9.8	9.9
Finance leases	30.8	30.1

Weighted-average discount rate
Operating leases	2.85%	2.94%
Finance leases	3.45%	3.43%

We utilize certain aircraft, land, facilities, retail locations, and equipment under finance and operating leases that expire at various dates through 2060. We leased 2% of our total aircraft fleet under operating leases as of May 31, 2022 and 3% as of May 31, 2021. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2022 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2023	$198	$2,621	$2,819	$47	$2,866
2024	117	2,445	2,562	35	2,597
2025	86	2,179	2,265	27	2,292
2026	79	1,919	1,998	22	2,020
2027	78	1,676	1,754	21	1,775
Thereafter	164	7,831	7,995	669	8,664
Total lease payments	722	18,671	19,393	821	20,214
Less imputed interest	(54)	(2,409)	(2,463)	(353)	(2,816)
Present value of lease liability	$668	$16,262	$16,930	$468	$17,398

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of May 31, 2022, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $3.4 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2023 to 2024.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are the lessee under certain operating leases covering a portion of our leased aircraft in which the lessors are trusts established specifically to purchase, finance, and lease these aircraft to us. These leasing entities are variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are at market at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option, or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. Therefore, we are not required to consolidate any of these entities as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

NOTE 9: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2022, none of these shares had been issued.

NOTE 10: ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2022	2021	2020
Foreign currency translation loss:
Balance at beginning of period	$(785)	$(1,207)	$(954)
Translation adjustments	(363)	422	(254)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	1
Balance at end of period	(1,148)	(785)	(1,207)
Retirement plans adjustments:
Balance at beginning of period	53	60	89
Prior service cost arising during period	—	—	3
Reclassifications from AOCI	(8)	(7)	(82)
Reclassification to retained earnings due to the adoption of ASU 2018-02	—	—	50
Balance at end of period	45	53	60
Accumulated other comprehensive loss at end of period	$(1,103)	$(732)	$(1,147)

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2022	2021	2020
Amortization of retirement plans prior service credits and other, before tax	$10	$10	$107	Other retirement plans (expense) income
Income tax benefit	(2)	(3)	(25)	Provision for income taxes
AOCI reclassifications, net of tax	$8	$7	$82	Net income

NOTE 11: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2022	2021	2020
Stock-based compensation expense	$190	$200	$168

We have two types of equity-based compensation: stock options and restricted stock.

STOCK OPTIONS. Under the provisions of our incentive stock plan, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Vesting requirements are determined at the discretion of the Compensation and Human Resources Committee of our Board of Directors. Option-vesting periods range from one to four years, with the majority of our options vesting ratably over four years. Compensation expense associated with these awards is recognized on a straight-line basis over the requisite service period of the award.

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

ASSUMPTIONS. The key assumptions for the Black-Scholes valuation method include the expected life of the option, stock price volatility, a risk-free interest rate, and dividend yield. The following table includes the weighted-average Black-Scholes value per share of our stock option grants, the intrinsic value of options exercised (in millions), and the key weighted-average assumptions used in the valuation calculations for options granted during the years ended May 31, followed by a discussion of our methodology for developing each of the assumptions used in the valuation model:

	2022	2021	2020
Weighted-average Black-Scholes value per share	$80.21	$44.11	$33.97
Intrinsic value of options exercised	$150	$593	$44
Black-Scholes assumptions:
Expected lives	6.4 years	6.4 years	6.4 years
Expected volatility	32%	30%	23%
Risk-free interest rate	0.65%	1.32%	1.91%
Dividend yield	0.983%	1.710%	1.630%

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

The following table summarizes information regarding stock option activity for the year ended May 31, 2022:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2021	15,325,497	$175.19
Granted	1,812,623	$282.12
Exercised	(1,299,961)	140.97
Forfeited	(509,734)	197.05
Outstanding at May 31, 2022	15,328,425	$190.01	6.3	$748
Exercisable	8,725,648	$182.46	5.0	$438
Expected to vest	6,084,501	$199.98	8.1	$286
Available for future grants	10,824,217
(1)
Only presented for options with market value at May 31, 2022 in excess of the exercise price of the option.

The options granted during 2022 are primarily related to our principal annual stock option grant in June 2021.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding vested and unvested restricted stock for the year ended May 31, 2022:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2021	537,281	$170.16
Granted	115,172	$276.26
Vested	(209,402)	181.62
Forfeited	(10,570)	191.41
Unvested at May 31, 2022	432,481	$192.30

During the year ended May 31, 2021, there were 335,004 shares of restricted stock granted with a weighted-average fair value of $155.19 per share. During the year ended May 31, 2020, there were 207,012 shares of restricted stock granted with a weighted-average fair value of $158.58 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2022	3,005,727	$138
2021	2,492,039	$115
2020	2,073,310	$99

As of May 31, 2022, there was $253 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2022 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 12: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2022	2021	2020
Basic earnings per common share:
Net earnings allocable to common shares(1)	$3,819	$5,220	$1,284
Weighted-average common shares	263	264	261
Basic earnings per common share	$14.54	$19.79	$4.92

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$3,819	$5,221	$1,284
Weighted-average common shares	263	264	261
Dilutive effect of share-based awards	3	4	1
Weighted-average diluted shares	266	268	262
Diluted earnings per common share	$14.33	$19.45	$4.90

Anti-dilutive options excluded from diluted earnings per common share	4.0	3.5	11.7

(1)
Net earnings available to participating securities were immaterial in all periods presented.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2022	2021	2020
Current provision (benefit)
Domestic:
Federal	$311	$199	$(230)
State and local	120	158	67
Foreign	317	284	198
	748	641	35
Deferred provision (benefit)
Domestic:
Federal	267	667	475
State and local	21	70	1
Foreign	34	65	(128)
	322	802	348
	$1,070	$1,443	$383

Pre-tax earnings of foreign operations for 2022, 2021, and 2020 were $1.4 billion, $1.8 billion, and $634 million, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2022	2021	2020
Taxes computed at federal statutory rate	$1,028	$1,401	$350
(Decreases) increases in income tax from:
U.S. and foreign return-to-provision adjustments	(142)	—	—
State and local income taxes, net of federal benefit	116	179	53
Foreign operations	115	138	38
Non-deductible expenses	48	53	70
Uncertain tax positions	(18)	65	(14)
Benefits from share-based payments	(13)	(69)	(5)
Valuation allowance	33	14	(129)
Foreign tax rate enactments	(30)	(61)	(10)
Benefit from U.S. tax loss carryback to prior years	—	(279)	(71)
Goodwill impairment charges	—	—	75
U.S. deferred tax adjustments related to foreign operations	—	—	51
Other, net	(67)	2	(25)
Provision for income taxes	$1,070	$1,443	$383
Effective Tax Rate	21.9%	21.6%	23.0%

The 2022 tax provision was favorably impacted by a benefit of $142 million related to revisions of prior year tax estimates identified during the preparation of U.S. and foreign tax returns. The 2022 tax provision was also favorably impacted by changes in our corporate legal entity structure.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) allowed a five-year carryback period for tax losses generated in 2019 through 2021. The 2021 tax provision includes a benefit of $279 million from an increase in our 2020 tax loss carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our 2020 tax loss was attributable to accelerated depreciation deductions and voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). The 2021 tax provision also includes a benefit of $66 million from a tax rate increase in the Netherlands applied to our deferred tax asset balances and was unfavorably impacted by an increase in uncertain tax positions for matters in multiple jurisdictions.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2020 tax provision includes a benefit of $133 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards and a benefit of $71 million in connection with our estimated 2020 tax loss that the CARES Act allowed to be carried back to 2015, a tax year when the U.S. federal income tax rate was 35%. The 2020 tax provision also includes a deferred income tax expense of $51 million for a change in deferred tax balances related to future foreign tax credits from our international structure as a result of changes in legal entity forecasts during the year. The 2020 effective tax rate was negatively impacted by decreased earnings in certain non-U.S. jurisdictions.

We continue to assert that both our historical and current earnings in our foreign subsidiaries are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided, including deferred taxes on any additional outside basis difference (e.g., stock basis differences attributable to acquisition or other permanent differences). Our historical earnings can be repatriated to the U.S. with a de minimis tax cost.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2022		2021
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases, and intangibles	$4,464	$10,608	$4,248	$9,731
Employee benefits	1,203	—	1,178	—
Self-insurance accruals	931	—	785	—
Other	524	66	511	52
Net operating loss/credit carryforwards	1,079	—	934	—
Valuation allowances	(413)	—	(382)	—
	$7,788	$10,674	$7,274	$9,783

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2022	2021
Noncurrent deferred tax assets(1)	$1,207	$1,418
Noncurrent deferred tax liabilities	(4,093)	(3,927)
	$(2,886)	$(2,509)

(1)
Noncurrent deferred tax assets are included in the line item “Other Assets” in our accompanying consolidated balance sheets.

We have approximately $3.0 billion of net operating loss carryovers in various foreign jurisdictions, $1.3 billion of state operating loss carryovers, and $169 million of U.S. federal operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2023. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. The increase in the valuation allowance balance during 2022 includes a $21 million increase from a change in tax rate which did not impact the effective tax rate due to an offsetting increase in the related deferred tax asset. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $215 million through 2022 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31 is as follows (in millions):

	2022	2021	2020
Balance at beginning of year	$192	$129	$164
Increases for tax positions taken in the current year	14	3	3
Increases for tax positions taken in prior years	8	69	4
Decreases for tax positions taken in prior years	(15)	(6)	(10)
Settlements	(32)	(6)	(31)
Changes due to currency translation	2	3	(1)
Balance at end of year	$169	$192	$129

Our liabilities recorded for uncertain tax positions include $167 million at May 31, 2022 and $190 million at May 31, 2021 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $55 million on May 31, 2022 and $61 million on May 31, 2021. Our consolidated statements of income for 2021 include $20 million of interest expense associated with our uncertain tax positions while interest and penalty expense for 2022 and 2020 are immaterial.

It is difficult to predict the ultimate outcome or the timing of resolution for tax positions. Changes may result from the conclusion of ongoing audits, appeals, or litigation in state, local, federal, and foreign tax jurisdictions, or from the resolution of various proceedings between U.S. and foreign tax authorities. It is reasonably possible that the amount of the benefit with respect to certain of our unrecognized tax positions will increase or decrease within the next 12 months. However, estimates of the amounts or ranges for individual matters where a material change is reasonably possible cannot be made. We believe we have recorded adequate amounts of tax reserves, including interest and penalties, for any adjustments that may occur.

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

A summary of our retirement plan costs over the past three years is as follows (in millions):

	2022	2021	2020
Defined benefit pension plans	$(2)	$88	$148
Defined contribution plans	824	685	574
Postretirement healthcare plans	89	83	86
Retirement plans MTM loss (gain)	1,578	(1,176)	794
	$2,489	$(320)	$1,602

The components of the MTM adjustments are as follows (in millions):

	2022	2021	2020
Actual versus expected return on assets	$5,109	$(1,712)	$(2,024)
Discount rate change	(4,486)	(397)	2,997
Demographic experience:
Current year actuarial loss	504	302	50
Change in future assumptions	314	685	(229)
Termination of TNT Express Netherlands pension plan	224	—	—
Pension plan amendments, including curtailment gains	(87)	(54)	—
Total MTM loss (gain)	$1,578	$(1,176)	$794

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022

Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was -10.8%, which was lower than our expected rate of return of 6.50%. Negative portfolio returns derived due to losses in both equities and our fixed-income assets due to market volatility and rising interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 3.11% at May 31, 2021 to 4.21% at May 31, 2022. The demographic experience in 2022 reflects an update to our mortality assumption and a current year actuarial loss due to unfavorable experience compared to various demographic assumptions.

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

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We introduced an all-401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the PPA pension formula were given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure became effective January 1, 2022. While this new program will provide employees greater flexibility and reduce our long-term pension costs, it will not have a material impact on current or near-term financial results.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Discount rate used to determine benefit obligation	4.25%	3.23%	3.14%	3.09%	1.83%	1.79%	4.35%	2.81%	2.95%
Discount rate used to determine net periodic benefit cost	3.23	3.14	3.85	1.83	1.79	1.92	2.81	2.95	3.70
Rate of increase in future compensation levels used to determine benefit obligation	5.11	5.06	5.17	2.89	2.83	2.19	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.06	5.17	5.10	2.83	2.19	2.43	—	—	—
Expected long-term rate of return on assets	6.50	6.75	6.75	2.39	2.71	3.26	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.00	4.00	4.00	2.50	2.00	2.20	—	—	—
Interest crediting rate used to determine benefit obligation	4.00	4.00	4.00	3.70	2.50	2.00	—	—	—

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

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets and 6.75% in 2021 and 2020. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 5.8%, net of all fees and expenses, for the 15-year period ended May 31, 2022.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities, fixed-income, and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Barclays Long Government, Barclays Long Corporate, or the Citigroup 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage portfolio risk.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of the valuation methodologies used for investments measured at fair value:

•
Cash and cash equivalents. Level 1 investments include cash, cash equivalents, and foreign currency valued using exchange rates. Level 2 investments include short-term investment funds which are collective funds priced at a constant value by the administrator of the funds.
•
Domestic, international, and global equities. Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded.
•
Fixed income. We determine the fair value of Level 2 corporate bonds, U.S. and non-U.S. government securities, and other fixed-income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.
•
Alternative Investments. The valuation of Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of such assets. Investments in private equity, debt, real estate, hedge funds, and other private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables, and performance multiples.

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2022
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$1,164	4%	0 - 5%	$29	$1,135
Equities			30 - 50
U.S. large cap equity(2)	3,368	13		1,235
International equities(2)	3,445	13		2,551
Global equities(2)	1,245	5
U.S. SMID cap equity	809	3		804	5
Fixed-income securities			40 - 60
Corporate	6,755	26			6,755
Government(2)	4,401	17			2,749
Mortgage-backed and other(2)	1,251	5			381
Alternative investments(2)	3,554	14	0 - 15			$811
Other	(22)	—		(24)	2
Total U.S. plan assets	$25,970	100%		$4,595	$11,027	$811
Asset Class (International Plans)
Cash and cash equivalents	$4	1%		$4
Equities
International equities	—	—
Global equities	—	—
Fixed-income securities
Corporate(2)	62	14
Government(2)	261	60		199
Mortgage-backed and other	—	—
Other(2)	107	25
Total international plan assets	$434	100%		$203	$—
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

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2022	2021
Balance at beginning of year	$537	$416
Actual return on plan assets:
Assets held during current year	192	41
Assets sold during the year	29	22
Purchases, sales, and settlements	53	58
Balance at end of year	$811	$537

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2022 and a statement of the funded status as of May 31, 2022 and 2021 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Accumulated Benefit Obligation (“ABO”)	$27,916	$30,455	$946	$2,417
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$31,423	$30,199	$2,611	$2,242	$1,456	$1,314
Service cost	835	851	56	83	48	44
Interest cost	1,020	959	32	43	41	39
Actuarial (gain) loss	(3,356)	362	(19)	105	(192)	125
Benefits paid	(1,180)	(948)	(36)	(53)	(113)	(112)
Settlements	—	—	(1,315)	(11)	—	—
Other	(40)	—	(233)	202	46	46
PBO/APBO at the end of year	$28,702	$31,423	$1,096	$2,611	$1,286	$1,456
Change in Plan Assets
Fair value of plan assets at the beginning of year	$29,785	$26,978	$2,133	$1,713	$—	$—
Actual return on plan assets	(3,168)	3,436	(4)	114	—	—
Company contributions	533	319	135	142	68	64
Benefits paid	(1,180)	(948)	(36)	(53)	(113)	(112)
Settlements	—	—	(1,395)	(11)	—	—
Other	—	—	(170)	228	45	48
Fair value of plan assets at the end of year	$25,970	$29,785	$663	$2,133	$—	$—
Funded Status of the Plans	$(2,732)	$(1,638)	$(433)	$(478)	$(1,286)	$(1,456)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$126	$231	$—	$—
Current pension, postretirement healthcare, and other benefit obligations	(20)	(41)	(19)	(18)	(95)	(110)
Noncurrent pension, postretirement healthcare, and other benefit obligations	(2,712)	(1,597)	(540)	(691)	(1,191)	(1,346)
Net amount recognized	$(2,732)	$(1,638)	$(433)	$(478)	$(1,286)	$(1,456)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service credit and other	$(54)	$(61)	$(3)	$(6)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2022
Qualified	$28,524	$25,970	$(2,554)
Nonqualified	178	—	(178)
International Plans	1,096	663	(433)
Total	$29,798	$26,633	$(3,165)
2021
Qualified	$31,225	$29,785	$(1,440)
Nonqualified	198	—	(198)
International Plans	2,611	2,133	(478)
Total	$34,034	$31,918	$(2,116)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets, and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2022	2021
U.S. Pension Benefits
Fair value of plan assets	$25,970	$29,785
PBO	(28,702)	(31,423)
Net funded status	$(2,732)	$(1,638)
International Pension Benefits
Fair value of plan assets	$199	$241
PBO	(758)	(950)
Net funded status	$(559)	$(709)

	ABO Exceeds the Fair Value of Plan Assets
	2022	2021
U.S. Pension Benefits
ABO(1)	$(27,916)	$(29,083)
Fair value of plan assets	25,970	28,383
PBO	(28,702)	(29,888)
Net funded status	$(2,732)	$(1,505)
International Pension Benefits
ABO(1)	$(604)	$(722)
Fair value of plan assets	196	206
PBO	(754)	(908)
Net funded status	$(558)	$(702)
(1)
ABO not used in determination of funded status.

Contributions to our U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2022	2021
Required	$—	$—
Voluntary	500	300
	$500	$300

For 2023, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $800 million to these plans in 2023.

Net periodic benefit cost for the years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Service cost	$835	$851	$768	$56	$83	$96	$48	$44	$42
Interest cost	1,020	959	1,000	32	43	43	41	39	44
Expected return on plan assets	(1,910)	(1,786)	(1,601)	(26)	(52)	(51)	—	—	—
Amortization of prior service credit	(7)	(8)	(105)	(2)	(2)	(2)	—	—	—
Actuarial losses (gains) and other	1,683	(1,288)	888	87	(13)	(179)	(192)	125	85
Net periodic benefit cost	$1,621	$(1,272)	$950	$147	$59	$(93)	$(103)	$208	$171

Amounts recognized in other comprehensive income were primarily related to amortization of prior service cost in our U.S. Pension Plans of $7 million in 2022 and $8 million in 2021 ($6 million, net of tax, in 2022 and $6 million, net of tax, in 2021).

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2023	$1,263	$47	$95
2024	1,350	45	104
2025	1,436	49	112
2026	1,520	52	122
2027	1,603	57	127
2028-2032	9,099	377	595

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 5.5% during 2023, decreasing to an annual growth rate of 4.0% in 2045 and thereafter.
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

Effective June 1, 2020, the results of FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure. FedEx Cross Border was subsequently merged into FedEx Express in the third quarter of 2022.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, including certain costs associated with developing our innovate digitally strategic pillar through our FedEx Dataworks, Inc. (including ShopRunner) (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenue, depreciation and amortization, operating income (loss), and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other, and eliminations	Consolidated Total
Revenue
2022	$45,814	$33,232	$9,532	$253	$4,681	$93,512
2021	42,078	30,496	7,833	32	3,520	83,959
2020	35,513	22,733	7,102	22	3,847	69,217
Depreciation and amortization
2022	$2,007	$919	$406	$513	$125	$3,970
2021	1,946	843	417	462	125	3,793
2020	1,894	789	381	413	138	3,615
Operating income (loss)
2022(1)	$2,922	$2,642	$1,663	$—	$(982)	$6,245
2021(2)	2,810	3,193	1,005	—	(1,151)	5,857
2020(3)	996	2,014	580	—	(1,173)	2,417
Segment assets(4)
2022	$47,604	$32,645	$8,904	$8,389	$(11,548)	$85,994
2021	46,356	29,134	7,371	8,639	(8,723)	82,777
2020	41,252	24,700	6,434	7,285	(6,134)	73,537

(1)
Includes business realignment costs of $278 million included in the FedEx Express segment, as well as a charge of $210 million related to the pre- and post-judgment interest in connection with a FedEx Ground legal matter included in “Corporate, other, and eliminations.” Also includes TNT Express integration expenses of $132 million included in “Corporate, other, and eliminations” and the FedEx Express segment.
(2)
Includes TNT Express integration expenses of $210 million included in “Corporate, other, and eliminations” and the FedEx Express segment. Also includes business realignment costs of $116 million included in the FedEx Express segment.
(3)
Includes noncash goodwill and other asset impairment charges of $435 million primarily related to goodwill impairment at FedEx Office and from the decision to permanently retire certain aircraft and related engines at FedEx Express. Also includes TNT Express integration expenses of $270 million included in “Corporate, other, and eliminations” and the FedEx Express segment.
(4)
Segment assets include intercompany receivables.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2022	$3,637	$2,139	$319	$565	$103	$6,763
2021	3,503	1,446	320	512	103	5,884
2020	3,560	1,083	539	527	159	5,868

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2022	2021	2020
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$9,084	$8,116	$7,234
U.S. overnight envelope	1,971	1,791	1,776
U.S. deferred	5,330	4,984	4,038
Total U.S. domestic package revenue	16,385	14,891	13,048
International priority	12,130	10,317	7,354
International economy	2,838	2,632	3,082
Total international export package revenue	14,968	12,949	10,436
International domestic(1)	4,340	4,640	4,179
Total package revenue	35,693	32,480	27,663
Freight:
U.S.	3,041	3,325	2,998
International priority	3,840	3,030	1,915
International economy	1,653	1,582	1,930
International airfreight	177	245	270
Total freight revenue	8,711	8,182	7,113
Other(2)	1,410	1,416	737
Total FedEx Express segment	45,814	42,078	35,513
FedEx Ground segment	33,232	30,496	22,733
FedEx Freight segment	9,532	7,833	7,102
FedEx Services segment	253	32	22
Other and eliminations(3)	4,681	3,520	3,847
	$93,512	$83,959	$69,217
GEOGRAPHICAL INFORMATION(4)
Revenue:
U.S.	$64,941	$58,792	$48,404
International:
FedEx Express segment	25,564	23,085	19,177
FedEx Ground segment	857	735	479
FedEx Freight segment	235	190	192
FedEx Services segment	1	1	1
Other	1,914	1,156	964
Total international revenue	28,571	25,167	20,813
	$93,512	$83,959	$69,217
Noncurrent assets:
U.S.	$53,311	$49,407	$45,691
International	12,318	12,790	11,463
	$65,629	$62,197	$57,154

(1)
International domestic revenue relates to our intra-country operations.
(2)
Includes the operations of FedEx Custom Critical beginning March 1, 2020 and FedEx Cross Border beginning June 1, 2020.
(3)
Includes the FedEx Office, FedEx Logistics, and FedEx Dataworks operating segments. The financial results of FedEx Dataworks are included in the periods ended May 31, 2022 and 2021.
(4)
International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, operating lease right-of-use assets, goodwill, and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2022	2021	2020
Cash payments for:
Interest (net of capitalized interest)	$695	$819	$639
Income taxes	$751	$1,374	$389
Income tax refunds received	(574)	(55)	(353)
Cash tax payments, net	$177	$1,319	$36

NOTE 17: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale, or purchase of real estate, operating assets, or services in the ordinary course of business and in connection with business sales and acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax, and intellectual property infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. As a result of the TNT Express acquisition, we have assumed a guarantee related to the demerger of TNT Express and PostNL Holding B.V., which occurred in 2011, for pension benefits earned prior to the date of the demerger. The risk of making payments associated with this guarantee is remote. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.

NOTE 18: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2022 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2023	$1,986	$965	$2,951
2024	1,927	664	2,591
2025	1,404	490	1,894
2026	418	421	839
2027	306	172	478
Thereafter	1,948	128	2,076
Total	$7,989	$2,840	$10,829
(1)
Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of May 31, 2022, our obligation to purchase two Boeing 777 Freighter (“B777F”) aircraft and two Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs under way that are supported by the purchase of B777F and B767F aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2022, we had $1.3 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of May 31, 2022, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2023	11	11	14	2	38
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	49	24	38	8	119

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

FedEx Ground Vehicle Accident Lawsuit. In July 2012, FedEx Ground was named as a defendant in a lawsuit filed in New Mexico state court related to a vehicle accident involving a driver employed by a service provider engaged by FedEx Ground that resulted in three fatalities, including the driver employed by the service provider. The complaint alleged personal injury and wrongful death. After trial, in January 2015, the jury awarded the plaintiffs compensatory damages of approximately $160 million. Following the trial judge’s recusal, this award was affirmed by the substitute judge in July 2015 and by the New Mexico Court of Appeals in February 2018, respectively. FedEx Ground subsequently sought a discretionary appeal to the New Mexico Supreme Court to address what FedEx Ground believed to be an excessive verdict. The New Mexico Supreme Court granted FedEx Ground’s appeal in June 2018. In May 2022, the New Mexico Supreme Court affirmed the decision of the New Mexico Court of Appeals.

A loss reserve in the amount of approximately $370 million was recorded in FedEx’s consolidated financial statements for the year ended May 31, 2022, representing the approximately $160 million base amount of the judgment and accrued pre- and post-judgment interest, with a corresponding insurance receivable recorded for the base amount of the judgment in excess of FedEx Ground’s $7.5 million self-insured retention and insurance deductible. In July 2022 we paid approximately $370 million to plaintiffs and their counsel. Our insurance carriers funded the base amount of the judgment in excess of FedEx Ground’s self-insured retention and insurance deductible, and we intend to vigorously pursue all insurance coverages for reimbursement of our payment of approximately $210 million of pre- and post-judgment interest.

Other Matters. FedEx and its subsidiaries are subject to other legal proceedings that arise in the ordinary course of business, including certain lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime, or were not provided work breaks or other benefits, as well as other lawsuits containing allegations that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2022 (the end of the period covered by this Annual Report).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended May 31, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Due to the COVID-19 pandemic, the majority of our accounting, finance, and legal employees continued working remotely. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on the design and operating effectiveness of our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. The information provided pursuant to Section 13(r) of the Securities Exchange Act in Part II, Item 5 (“Other Information”) of FedEx’s Quarterly Reports on Form 10-Q for the quarters ended August 31, 2021 and November 30, 2021 is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit and Finance Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on September 19, 2022, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on September 19, 2022, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on September 19, 2022, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on September 19, 2022, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2022 and 2021 and the Audit and Finance Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2022 annual meeting of stockholders, which will be held on September 19, 2022, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 18, 2022 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 18, 2022 thereon, is presented on pages 127 through 128 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated June 13, 2022 and filed June 14, 2022, and incorporated herein by reference.)

Long-Term Debt Instruments

* 4.1	Description of Capital Stock and Debt Securities.

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

** †4.44

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

*** †4.45

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

**4.46

Indenture and Security Agreement (N126FE), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

***4.47

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

4.55

Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, The Bank of New York Mellon Trust Company, N.A., and U.S. Bank National Association. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

4.56

Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, and U.S. Bank National Association. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

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

†10.13

Thirteenth Amendment dated and effective July 26, 2021 to the Composite Lease Agreement. (Filed as Exhibit 10.3 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

*†10.14	Fourteenth Amendment dated March 14, 2022 (but effective as of February 1, 2022) to the Composite Lease Agreement.

*†10.15	Fifteenth Amendment dated and effective May 19, 2022 to the Composite Lease Agreement.

Aircraft-Related Agreements

*†^10.16	Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”).

10.17

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

*†^10.19	Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement.

*^10.20	Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement.

*^10.21	Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement.

*†^10.22	Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement.

*†^10.23

Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement.

*†^10.24

Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement.

*†^10.25

Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement.

*†^10.26

Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement.

*†^10.27	Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.28	Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.29	Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.30	Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.31	Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.32	Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.33	Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.34	Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.35	Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.36	Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.37	Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.38	Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement.

*^10.39	Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.40	Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.41	Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.42	Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement.

† ^10.43

Letter Agreement dated as of July 9, 2019, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.5 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.44

Letter Agreement dated as of December 19, 2019, amending the Boeing 777 Freighter Purchase Agreement and the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”). (Filed as Exhibit 10.8 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.45

Letter Agreement dated as of February 7, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.9 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.46

Supplemental Agreement No. 32 (and related side letters) dated as of February 28, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.10 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.47

Letter Agreement dated as of May 25, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.44 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.48

Supplemental Agreement No. 33 (and related side letter) dated as of December 30, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.49

Letter Agreement dated as of October 1, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY22 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.50

Supplemental Agreement No. 34 (and related side letters) dated as of October 13, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY22 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

†^10.51

Supplemental Agreement No. 35 (and related side letters) dated as of December 10, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.52	Supplemental Agreement No. 36 (and related side letters) dated as of June 1, 2022, amending the Boeing 777 Freighter Purchase Agreement.

*†^10.53	The Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.54	Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.55	Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.56	Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.57	Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.58	Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.59	Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.60	Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.61	Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.62	Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.63	Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*†^10.64	Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement.

*^10.65	Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement.

^10.66

Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.67

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.68

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

† ^10.69

Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.70

Letter Agreement dated as of July 9, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.71

Supplemental Agreement No. 13 dated as of September 4, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.72

Letter Agreement dated as of December 19, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.11 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.73

Letter Agreement dated as of January 30, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.74

Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.75

Supplemental Agreement No. 15 (and related side letters) dated as of June 25, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.76

Letter Agreement dated as of May 28, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.68 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.77

Letter Agreement dated as of June 8, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.78

Supplemental Agreement No. 16 (and related side letters) dated as of June 22, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreements

†10.79

Second Amended and Restated Five-Year Credit Agreement (the “Five-Year Credit Agreement”) dated as of March 16, 2021, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.69 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference).

* †10.80	First Amendment to Five-Year Credit Agreement dated as of March 15, 2022.

* †10.81	Three-Year Credit Agreement dated as of March 15, 2022, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

Management Contracts/Compensatory Plans or Arrangements

10.82	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.83	Amendment to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.84

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.85

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.86

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.87

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.88	Amendment to the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.89	Amendment to the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.90

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.91

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.92

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.93

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.94

FedEx 2019 Omnibus Stock Incentive Plan (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.95

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.96

Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.97

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.98

Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.99

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.100	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 15, 2020. (Filed as Exhibit 10.5 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.101	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

*10.102	FedEx Office Supplemental Retirement Plan dated December 30, 2019 (but effective as of January 1, 2020).

*10.103	First Amendment to FedEx Office Supplemental Retirement Plan dated December 22, 2021 (but effective as of January 1, 2021).

*10.104	Second Amendment to FedEx Office Supplemental Retirement Plan dated June 20, 2022 (but effective as of August 1, 2022).

10.105	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.106

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Rajesh Subramaniam, Mark R. Allen, Jill C. Brannon, Brie A. Carere, Robert B. Carter, Donald F. Colleran, Michael C. Lenz, Lance D. Moll, and John A. Smith. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.107	Amendment to the 2019 Omnibus Stock Incentive Plan dated and effective June 12, 2022.

Other Contracts and Exhibits

10.108

Cooperation Agreement, dated as of June 13, 2022, by and among FedEx, D. E. Shaw Oculus Portfolios, LLC and D. E. Shaw Valence Portfolios, LLC. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated June 13, 2022 and filed June 14, 2022, and incorporated herein by reference.)

*21	Subsidiaries of Registrant.

*22	List of Guarantor Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.1	Schedule I related to the FedEx Express Pass Through Certificates, Series 2020-1AA (the “Certificates”). (Filed as Exhibit 99.1 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

***99.2	Schedule II related to the Certificates. (Filed as Exhibit 99.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

*101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

* Filed herewith.

** Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.1 to the August 13, 2020 Form 8-K contains a list of documents applicable to the Boeing 767-300F aircraft (other than the aircraft bearing Registration No. N126FE) that relate to the offering of the Certificates, which documents are substantially identical to those which are filed as Exhibits 4.7 and 4.9 to the August 13, 2020 Form 8-K, except for the information identifying such aircraft in question and various information relating to the principal amounts of the equipment notes relating to such aircraft. Exhibit 99.1 to the August 13, 2020 Form 8-K sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.7 and 4.9 to the August 13, 2020 Form 8-K with respect to the aircraft bearing Registration No. N976JT.

*** Pursuant to Instruction 2 to Item 601 of Regulation S-K, Exhibit 99.2 to the August 13, 2020 Form 8-K contains a list of documents applicable to the Boeing 777F aircraft (other than the aircraft bearing Registration No. N869FD) that relate to the offering of the Certificates, which documents are substantially identical to those which are filed as Exhibits 4.8 and 4.10 to the August 13, 2020 Form 8-K, except for the information identifying such aircraft in question and various information relating to the principal amounts of the equipment notes relating to such aircraft. Exhibit 99.2 to the August 13, 2020 Form 8-K sets forth the details by which such documents differ from the corresponding representative sample of documents filed as Exhibits 4.8 and 4.10 to the August 13, 2020 Form 8-K with respect to the aircraft bearing Registration No. N869FD.

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

FEDEX CORPORATION

Dated: July 18, 2022	By:	/s/ Rajesh Subramaniam
Rajesh Subramaniam
President and Chief Executive Officer

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rajesh Subramaniam, Michael C. Lenz and Jennifer L. Johnson, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Rajesh Subramaniam	President and Chief Executive	July 18, 2022
Rajesh Subramaniam	Officer and Director (Principal Executive Officer)

/s/ Michael C. Lenz	Executive Vice President and	July 18, 2022
Michael C. Lenz	Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Johnson	Corporate Vice President and Principal	July 18, 2022
Jennifer L. Johnson	Accounting Officer (Principal Accounting Officer)

/s/ Frederick W. Smith	Executive Chairman and Chairman of	July 18, 2022
Frederick W. Smith	the Board and Director

/s/ Marvin R. Ellison	Director	July 18, 2022
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 18, 2022
Susan Patricia Griffith

/s/ Kimberly A. Jabal	Director	July 18, 2022
Kimberly A. Jabal

/s/ Shirley Ann Jackson	Director	July 18, 2022
Shirley Ann Jackson

/s/ Amy B. Lane	Director	July 18, 2022
Amy B. Lane

/s/ R. Brad Martin	Director	July 18, 2022
R. Brad Martin

/s/ Frederick Perpall	Director	July 18, 2022
Frederick Perpall

/s/ Joshua Cooper Ramo	Director	July 18, 2022
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 18, 2022
Susan C. Schwab

/s/ David P. Steiner	Director	July 18, 2022
David P. Steiner

/s/ V. James Vena	Director	July 18, 2022
V. James Vena

/s/ Paul S. Walsh	Director	July 18, 2022
Paul S. Walsh

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2022 and 2021, and for each of the three years in the period ended May 31, 2022, and have issued our report thereon dated July 18, 2022 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 18, 2022

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2022, 2021, AND 2020

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2022	$358	$403	$—		$421	(a)	$340
2021	175	577	—		394	(a)	358
2020	121	442	—		388	(a)	175
Allowance for Revenue Adjustments
2022	$384	$—	$1,795	(b)	$1,827	(c)	$352
2021	215	—	1,892	(b)	1,723	(c)	384
2020	179	—	1,286	(b)	1,250	(c)	215
Inventory Valuation Allowance:
2022	$349	$35	$—		$24		$360
2021	335	38	—		24		349
2020	335	33	—		33		335
(a)
Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)
Principally charged against revenue.
(c)
Service failures, rebills, and other.