Form 10-Q
period 2022-08-31
FEDEX CORP
filed 2022-09-22
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 20, 2022
Common Stock, par value $0.10 per share	260,219,792

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2022 (Unaudited)	May 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,850	$6,897
Receivables, less allowances of $786 and $692	11,055	11,863
Spare parts, supplies, and fuel, less allowances of $363 and $360	647	637
Prepaid expenses and other	1,054	968
Total current assets	19,606	20,365
PROPERTY AND EQUIPMENT, AT COST	76,712	75,275
Less accumulated depreciation and amortization	37,906	37,184
Net property and equipment	38,806	38,091
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,219	16,613
Goodwill	6,316	6,544
Other assets	3,879	4,381
Total other long-term assets	27,414	27,538
	$85,826	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2022 (Unaudited)	May 31, 2022
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$139	$82
Accrued salaries and employee benefits	2,263	2,531
Accounts payable	4,167	4,030
Operating lease liabilities	2,470	2,443
Accrued expenses	4,726	5,188
Total current liabilities	13,765	14,274
LONG-TERM DEBT, LESS CURRENT PORTION	19,918	20,182
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,134	4,093
Pension, postretirement healthcare, and other benefit obligations	4,055	4,448
Self-insurance accruals	3,042	2,889
Operating lease liabilities	15,118	14,487
Other liabilities	654	682
Total other long-term liabilities	27,003	26,599
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2022 and May 31, 2022	32	32
Additional paid-in capital	3,751	3,712
Retained earnings	33,060	32,782
Accumulated other comprehensive loss	(1,314)	(1,103)
Treasury stock, at cost	(10,389)	(10,484)
Total common stockholders’ investment	25,140	24,939
	$85,826	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2022	2021

REVENUE	$23,242	$22,003
OPERATING EXPENSES:
Salaries and employee benefits	7,859	7,776
Purchased transportation	5,767	5,659
Rentals and landing fees	1,159	1,133
Depreciation and amortization	1,024	971
Fuel	1,822	1,009
Maintenance and repairs	904	869
Business realignment and optimization costs	38	67
Other	3,478	3,121
	22,051	20,605
OPERATING INCOME	1,191	1,398
OTHER (EXPENSE) INCOME:
Interest, net	(142)	(160)
Other retirement plans income	101	216
Other, net	4	3
	(37)	59
INCOME BEFORE INCOME TAXES	1,154	1,457
PROVISION FOR INCOME TAXES	279	345
NET INCOME	$875	$1,112
EARNINGS PER COMMON SHARE:
Basic	$3.37	$4.17
Diluted	$3.33	$4.09
DIVIDENDS DECLARED PER COMMON SHARE	$2.30	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2022	2021
NET INCOME	$875	$1,112
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $18 in 2022 and tax benefit of $0 in 2021	(209)	(147)
Amortization of prior service credit, net of tax benefit of $0 in 2022 and $0 in 2021	(2)	(2)
	(211)	(149)
COMPREHENSIVE INCOME	$664	$963

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2022	2021
Operating Activities:
Net income	$875	$1,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,024	971
Provision for uncollectible accounts	245	117
Stock-based compensation	68	69
Other noncash items including leases and deferred income taxes	774	884
Business realignment and optimization costs/(payments), net	(14)	36
Changes in assets and liabilities:
Receivables	259	726
Other assets	(170)	(171)
Accounts payable and other liabilities	(1,473)	(1,616)
Other, net	19	(44)
Cash provided by operating activities	1,607	2,084
Investing Activities:
Capital expenditures	(1,284)	(1,570)
Purchase of investments	(35)	—
Proceeds from asset dispositions and other	10	20
Cash used in investing activities	(1,309)	(1,550)
Financing Activities:
Principal payments on debt	(29)	(64)
Proceeds from stock issuances	81	84
Dividends paid	(299)	(200)
Purchase of treasury stock	—	(549)
Other, net	—	(1)
Cash used in financing activities	(247)	(730)
Effect of exchange rate changes on cash	(98)	(38)
Net decrease in cash and cash equivalents	(47)	(234)
Cash and cash equivalents at beginning of period	6,897	7,087
Cash and cash equivalents at end of period	$6,850	$6,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31,
	2022	2021
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	3,712	3,481
Employee incentive plans and other	39	129
Ending Balance	3,751	3,610
Retained Earnings
Beginning Balance	32,782	29,817
Net Income	875	1,112
Cash dividends declared ($2.30 and $1.50 per share)	(597)	(400)
Employee incentive plans and other	—	(67)
Ending Balance	33,060	30,462
Accumulated Other Comprehensive Loss
Beginning Balance	(1,103)	(732)
Other comprehensive income, net of tax benefit of $18 and $0	(211)	(149)
Ending Balance	(1,314)	(881)
Treasury Stock
Beginning Balance	(10,484)	(8,430)
Purchase of treasury stock (0.0 and 1.9 million shares)	—	(549)
Employee incentive plans and other (0.7 and 0.6 million shares)	95	77
Ending Balance	(10,389)	(8,902)
Total Common Stockholders’ Investment Balance	$25,140	$24,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2022 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2022, and the results of our operations for the three-month periods ended August 31, 2022 and 2021, cash flows for the three-month periods ended August 31, 2022 and 2021, and changes in common stockholders’ investment for the three-month periods ended August 31, 2022 and 2021. Operating results for the three-month period ended August 31, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2023 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit shipments totaled $774 million and $861 million at August 31, 2022 and May 31, 2022, respectively. Contract assets net of deferred unearned revenue were $556 million and $623 million at August 31, 2022 and May 31, 2022, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $14 million and $8 million at August 31, 2022 and May 31, 2022, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended
	2022	2021
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,316	$2,170
U.S. overnight envelope	525	482
U.S. deferred	1,287	1,231
Total U.S. domestic package revenue	4,128	3,883
International priority	2,897	2,839
International economy	707	669
Total international export package revenue	3,604	3,508
International domestic(1)	974	1,114
Total package revenue	8,706	8,505
Freight:
U.S.	796	775
International priority	888	873
International economy	377	414
International airfreight	41	47
Total freight revenue	2,102	2,109
Other	319	352
Total FedEx Express segment	11,127	10,966
FedEx Ground segment	8,160	7,677
FedEx Freight segment	2,723	2,251
FedEx Services segment	70	35
Other and eliminations(2)	1,162	1,074
	$23,242	$22,003
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

Our stock-based compensation expense was $68 million for the three-month period ended August 31, 2022 and $69 million for the three-month period ended August 31, 2021. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT AND OPTIMIZATION COSTS. In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan will affect approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first quarter of 2023. We recognized $67 million ($52 million, net of tax, or $0.19 per diluted share) of costs under this program in the first quarter of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $46 million in the first quarter of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $420 million through 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectation and estimates.

In the first quarter of 2023, FedEx announced a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup and delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimization.

We incurred costs associated with our business optimization activities of $24 million ($19 million, net of tax, or $0.07 per diluted share) in the first quarter of 2023. These costs are related to consulting services and are included in Corporate, other, and eliminations. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

For additional information about the business realignment and optimization costs, see the section titled “Business Realignment and Optimization Costs” included in Item 2 of this Form 10-Q (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of August 31, 2022, we had €93 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of August 31, 2022, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2022. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of August 31, 2022, we continue to monitor our contracts and transactions for potential application of this ASU.

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

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. The guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within those fiscal years. We are assessing the impact of this new standard on our consolidated statements.

EQUITY INVESTMENTS. Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other (expense) income, net” on our consolidated statements of income. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of available recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value.

Equity investments that have readily determinable fair values, including investments for which we have elected the fair value option, are included in “Other assets” on our consolidated balance sheets and measured at fair value with changes recognized in “Other (expense) income, net” on our consolidated statements of income.

As of August 31, 2022, these investments were not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock. We did not repurchase any shares of FedEx common stock during the first quarter of 2023. As of August 31, 2022, $4.1 billion remained available to use for repurchases under the program.

DIVIDENDS DECLARED PER COMMON SHARE. On August 12, 2022, our Board of Directors declared a quarterly dividend of $1.15 per share of common stock. The dividend will be paid on October 3, 2022 to stockholders of record as of the close of business on September 2, 2022. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $245 million for the three-month period ended August 31, 2022 and $117 million for the three-month period ended August 31, 2021. Our allowance for credit losses was $426 million at August 31, 2022 and $340 million at May 31, 2022.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2022	2021
Foreign currency translation loss:
Balance at beginning of period	$(1,148)	$(785)
Translation adjustments	(209)	(147)
Balance at end of period	(1,357)	(932)
Retirement plans adjustments:
Balance at beginning of period	45	53
Reclassifications from AOCI	(2)	(2)
Balance at end of period	43	51
Accumulated other comprehensive (loss) at end of period	$(1,314)	$(881)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2022	2021
Amortization of retirement plans prior service credits, before tax	$2	$2	Other retirement plans income
Income tax benefit	—	—	Provision for income taxes
AOCI reclassifications, net of tax	$2	$2	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at August 31, 2022. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of August 31, 2022, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market (“MTM”) adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.83 to 1.0 at August 31, 2022.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.5 billion at August 31, 2022 and $19.8 billion at May 31, 2022, compared with estimated fair values of $18.1 billion at August 31, 2022 and $18.8 billion at May 31, 2022. The annualized weighted-average interest rate on long-term debt was 3.5% at August 31, 2022. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2022	2021
Basic earnings per common share:
Net earnings allocable to common shares(1)	$874	$1,110
Weighted-average common shares	259	266
Basic earnings per common share	$3.37	$4.17
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$874	$1,110
Weighted-average common shares	259	266
Dilutive effect of share-based awards	3	5
Weighted-average diluted shares	262	271
Diluted earnings per common share	$3.33	$4.09
Anti-dilutive options excluded from diluted earnings per common share	5.7	2.7

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2022	2021
Defined benefit pension plans, net	$59	$(3)
Defined contribution plans	244	180
Postretirement healthcare plans	23	22
	$326	$199

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Service cost	$163	$208	$11	$15	$9	$12
Other retirement plans expense (income):
Interest cost	304	256	9	12	14	10
Expected return on plan assets	(422)	(478)	(4)	(14)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	—	—
	(120)	(224)	5	(2)	14	10
	$43	$(16)	$16	$13	$23	$22

For 2023, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $400 million during the first quarter of 2023.

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

Corporate, Other, and Eliminations

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2022	2021
Revenue:
FedEx Express segment	$11,127	$10,966
FedEx Ground segment	8,160	7,677
FedEx Freight segment	2,723	2,251
FedEx Services segment	70	35
Other and eliminations	1,162	1,074
	$23,242	$22,003
Operating income (loss):
FedEx Express segment	$174	$567
FedEx Ground segment	694	671
FedEx Freight segment	651	390
Corporate, other, and eliminations	(328)	(230)
	$1,191	$1,398

(8) Commitments

As of August 31, 2022, our purchase commitments under various contracts for the remainder of 2023 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2023 (remainder)	$1,705	$713	$2,418
2024	1,936	697	2,633
2025	1,403	504	1,907
2026	404	435	839
2027	307	171	478
Thereafter	1,932	141	2,073
Total	$7,687	$2,661	$10,348

(1)
Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. As of August 31, 2022, our obligation to purchase two Boeing 767-300 Freighter (“B767F”) aircraft is conditioned upon there being no event that causes FedEx Express or its employees not to be covered by the Railway Labor Act of 1926, as amended. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of August 31, 2022, we had $803 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2022 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2023 (remainder)	10	9	10	1	30
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	48	22	34	7	111

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of August 31, 2022 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2023 (remainder)	$137	$2,042	$2,179	$87	$2,266
2024	109	2,630	2,739	59	2,798
2025	81	2,366	2,447	31	2,478
2026	78	2,099	2,177	30	2,207
2027	78	1,848	1,926	21	1,947
Thereafter	164	8,694	8,858	668	9,526
Total lease payments	647	19,679	20,326	896	21,222
Less imputed interest	(47)	(2,691)	(2,738)	(352)	(3,090)
Present value of lease liability	$600	$16,988	$17,588	$544	$18,132

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of August 31, 2022, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.2 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2023 to 2024.

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

A loss reserve in the amount of approximately $370 million was recorded in FedEx’s consolidated financial statements for the year ended May 31, 2022, representing the approximately $160 million base amount of the judgment and accrued pre- and post-judgment interest, with a corresponding insurance receivable recorded for the base amount of the judgment in excess of FedEx Ground’s $7.5 million self-insured retention and insurance deductible. In July 2022 we paid approximately $370 million to plaintiffs and their counsel. Our insurance carriers funded the base amount of the judgment in excess of FedEx Ground’s self-insured retention and insurance deductible. We are vigorously pursuing reimbursement of each insurance carrier’s share of our payment of approximately $210 million of pre- and post-judgment interest through litigation and arbitration.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2022	2021
Cash payments for:
Interest (net of capitalized interest)	$154	$150
Income taxes	$139	$92
Income tax refunds received	(36)	(16)
Cash tax payments, net	$103	$76

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the three-month periods ended August 31, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2022, the related consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 18, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2022 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 22, 2022

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2022 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2023 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

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

Trends Affecting Our Business

The following trends significantly impact the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results – Outlook” and “Results of Operations – Consolidated Results – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade. Our results for the first quarter of 2023 were adversely impacted by global volume softness that accelerated in the final weeks of the quarter due to weakening economic conditions.

COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has had varying impacts on the demand for our services and our business operations. The COVID-19 pandemic continues to disrupt our business, particularly within areas in Asia as lockdowns have persisted into the first quarter of 2023 and contributed to supply chain disruptions (discussed below).

Inflation

Global inflation is well above normal and historical levels, impacting all areas of our business. We are experiencing a decline in demand for our transportation services as price increases are negatively impacting consumer and business spending. Additionally, we are experiencing higher costs to serve through higher fuel prices, wage rates, purchased transportation costs, and other direct operating expenses such as operational supplies. We expect inflation to continue to negatively impact our results of operations for the remainder of 2023.

Supply Chain

Global supply chain disruptions are continuing to impact the economy, including the availability and cost of labor, as well as the supply of industrial goods. As a result, we are experiencing higher labor rates and purchased transportation costs, as well as delayed capital expenditures due to the availability of vehicles, trailers, and other package handling equipment. These disruptions have resulted in increased direct costs and inefficiencies in our network operations.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly impact our operating results. While fuel expense increased during the first quarter of 2023 compared to the first quarter of 2022 due to higher fuel prices, we were able to offset higher prices through yield management actions.

Geopolitical Conflicts

Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. The conflict in Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. The safety of our team members in Ukraine is our top priority. As we focus on the safety of our team members, we have suspended all services in Ukraine, Russia, and Belarus, which has not had and is not expected to have a direct material impact on our business or results of operations. However, the broader consequences of this conflict are adversely affecting the global economy and fuel prices generally, and may also have the effect of heightening other risks disclosed in our Annual Report.

RESULTS OF OPERATIONS

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor, and security), insurance, professional fees, bad debt, and operational supplies.

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2022	2021	Change
Revenue	$23,242	$22,003	6
Operating income (loss):
FedEx Express segment	174	567	(69)
FedEx Ground segment	694	671	3
FedEx Freight segment	651	390	67
Corporate, other, and eliminations	(328)	(230)	(43)
Consolidated operating income	1,191	1,398	(15)
Operating margin:
FedEx Express segment	1.6%	5.2%	(360)	bp
FedEx Ground segment	8.5%	8.7%	(20)	bp
FedEx Freight segment	23.9%	17.3%	660	bp
Consolidated operating margin	5.1%	6.4%	(130)	bp
Consolidated net income	$875	$1,112	(21)
Diluted earnings per share	$3.33	$4.09	(19)

	Year-over-Year Changes
	Revenue	Operating Results
FedEx Express segment	$161	$(393)
FedEx Ground segment	483	23
FedEx Freight segment	472	261
FedEx Services segment	35	—
Corporate, other, and eliminations	88	(98)
	$1,239	$(207)

Overview

Our results for the first quarter of 2023 were adversely impacted by global volume softness that accelerated in the final weeks of the quarter due to weakening economic conditions. In addition, our results were negatively impacted by service challenges at FedEx Express. In response to market conditions, we implemented cost control actions and continued to focus on yield management and revenue quality to mitigate the effect of volume declines. However, the impact of cost actions lagged volume declines, and operating expenses remained high relative to demand. Yield improvements, including fuel surcharge increases, more than offset the decline in volume, resulting in an increase in revenue for the first quarter of 2023.

Operating income includes business realignment costs of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first quarter of 2023, a $53 million decrease from the first quarter of 2022, associated with our workforce reduction plan in Europe previously announced in 2021, as well as $24 million ($19 million, net of tax, or $0.07 per diluted share) associated with our business optimization strategy announced in 2023. See the “Business Realignment and Optimization Costs” section of this MD&A for more information.

Operating income for the first quarter of 2022 included $29 million ($23 million, net of tax, or $0.08 per diluted share) of TNT Express integration expenses.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express U.S. Domestic Average Daily Package Volume

3,600
3,400
3,200
3,000
2,800
3,178
3,279
3,311
2,993
2,840
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023

FedEx Express International(1) Average Daily Package Volume

3,000
2,500
2,000
1,500
1,000
500
2,004
2,141
1,866
1,808
1,706
1,034
1,123
1,081
1,018
960
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
International domestic
International export

FedEx Ground Average Daily Package Volume(2)

6,500
5,500
4,500
3,500
2,500
1,500
500
4,425
4,774
4,860
4,500
4,368
3,747
4,328
4,503
3,981
3,912
1,164
1,278
1,207
879
730
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground Total Average Daily Package Volume(2)

18,000
17,500
17,000
16,500
16,000
15,500
15,000
14,500
14,000
15,552
16,923
16,828
15,179
14,516
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023

FedEx Express Average Daily Freight Pounds(3)

24,000
21,000
18,000
15,000
12,000
9,000
6,000
19,504
21,272
19,358
19,127
17,209
8,040
8,666
7,370
7,660
7,313
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
International
U.S.

FedEx Freight Average Daily Shipments

90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
80.3
81.4
75.0
79.6
76.2
33.5
33.1
30.4
33.3
32.1
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Priority
Economy

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

Revenue

Revenue increased 6% in the first quarter of 2023 primarily due to yield management actions, including higher fuel surcharges, partially offset by global volume softness due to weakening economic conditions at all of our transportation segments. FedEx Express results were further impacted by reduced demand for our services.

Revenue at FedEx Ground increased 6% in the first quarter of 2023 primarily due to yield improvement, including higher fuel surcharges, and home delivery volume growth, partially offset by lower economy and commercial volume. FedEx Freight revenue increased 21% in the first quarter of 2023 primarily due to higher revenue per shipment, including higher fuel surcharges, partially offset by lower volume. Revenue at FedEx Express increased 1% in the first quarter of 2023 due to yield improvement, including higher fuel surcharges, partially offset by lower volume.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent	Percent of Revenue
	2022	2021	Change	2022	2021
Operating expenses:
Salaries and employee benefits	$7,859	$7,776	1	33.8%	35.3%
Purchased transportation	5,767	5,659	2	24.8	25.7
Rentals and landing fees	1,159	1,133	2	5.0	5.1
Depreciation and amortization	1,024	971	5	4.4	4.4
Fuel	1,822	1,009	81	7.8	4.6
Maintenance and repairs	904	869	4	3.9	4.0
Business realignment and optimization costs	38	67	(43)	0.2	0.3
Other	3,478	3,121	11	15.0	14.2
Total operating expenses	22,051	20,605	7	94.9	93.6
Operating income	$1,191	$1,398	(15)	5.1%	6.4%

Operating income declined in the first quarter of 2023 primarily due to lower volumes at each of our transportation segments as a result of global volume softness due to weakening economic conditions. In addition, operating income was negatively impacted by global inflation, which drove higher operating expenses related to purchased transportation and wage rates. These factors were partially offset by yield management actions, including higher fuel surcharges, at all of our transportation segments, as well as a reduction in variable incentive compensation.

Fuel expense increased 81% in the first quarter of 2023 due to higher fuel prices. Other operating expenses increased 11% primarily due to higher self-insurance accruals, bad debt, and outside service contracts. Purchased transportation increased 2% due to increased fuel prices and higher rates, partially offset by favorable currency impacts and lower volume. Salaries and employee benefits increased 1% due to merit increases and network inefficiencies, partially offset by favorable currency impacts and lower variable incentive compensation.

Business Realignment and Optimization Costs

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

We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first quarter of 2023. We recognized $67 million ($52 million, net of tax, or $0.19 per diluted share) of costs under this program in the first quarter of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $46 million in the first quarter of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $420 million through 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

In the first quarter of 2023, FedEx announced a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup and delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimization.

We incurred costs associated with our business optimization activities of $24 million ($19 million, net of tax, or $0.07 per diluted share) in the first quarter of 2023. These costs are related to consulting services and are included in Corporate, other, and eliminations. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

Income Taxes

Our effective tax rate was 24.2% for the first quarter of 2023, compared to 23.7% for the first quarter of 2022. The 2023 tax rate was unfavorably impacted by lower earnings in certain non-U.S. jurisdictions.

On August 16, 2022, the President signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through the first quarter of 2023 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

During 2023, we expect revenue growth to be driven by higher yields, partially offset by lower volumes, particularly at FedEx Express, resulting primarily from slowing economic conditions. Operating income in 2023 is expected to be negatively impacted by lower volumes and higher operating expenses. For the remainder of 2023, we will continue to take cost control actions to help mitigate the impact of slowing economic conditions and reduced volumes on our operating results. As part of these actions, we will manage capacity to lower demand levels, including reducing flight frequencies and temporarily parking aircraft at FedEx Express, and reducing Sunday operations, closing select sort operations and taking other linehaul expense actions at FedEx Ground. We are also executing targeted actions to reduce shared and allocated overhead expenses, including lowering variable incentive compensation, reducing vendor utilization, deferring certain projects, and closing certain FedEx Office and corporate office locations. In addition, we remain focused on yield management and revenue quality to mitigate inflationary cost pressures.

In the first quarter of 2023, FedEx announced a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup and delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimization. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

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

See the “Business Realignment and Optimization Costs” section of this MD&A for additional information.

The uncertainty of a slowing global economy, geopolitical challenges including the ongoing conflict between Russia and Ukraine, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2023 inherently less certain. See the “Trends Affecting Our Business” section of this MD&A for additional information.

Other Outlook Matters. For details on key 2023 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

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

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks, Inc. (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

In the first quarter of 2023, the decrease in operating results in Corporate, other, and eliminations was primarily due to lower operating income at FedEx Logistics, due to an increase in bad debt accruals partially offset by increased revenue.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the first quarter of 2023 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent
	2022	2021	Change
Revenue:
Package:
U.S. overnight box	$2,316	$2,170	7
U.S. overnight envelope	525	482	9
U.S. deferred	1,287	1,231	5
Total U.S. domestic package revenue	4,128	3,883	6
International priority	2,897	2,839	2
International economy	707	669	6
Total international export package revenue	3,604	3,508	3
International domestic(1)	974	1,114	(13)
Total package revenue	8,706	8,505	2
Freight:
U.S.	796	775	3
International priority	888	873	2
International economy	377	414	(9)
International airfreight	41	47	(13)
Total freight revenue	2,102	2,109	—		Percent of Revenue
Other	319	352	(9)		2022	2021
Total revenue	11,127	10,966	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,050	4,084	(1)		36.4	37.2
Purchased transportation	1,478	1,551	(5)		13.3	14.2
Rentals and landing fees	577	635	(9)		5.2	5.8
Depreciation and amortization	513	492	4		4.6	4.5
Fuel	1,584	868	82		14.2	7.9
Maintenance and repairs	562	573	(2)		5.1	5.2
Business realignment and optimization costs	14	67	(79)		0.1	0.6
Intercompany charges	484	508	(5)		4.3	4.6
Other	1,691	1,621	4		15.2	14.8
Total operating expenses	10,953	10,399	5		98.4%	94.8%
Operating income	$174	$567	(69)
Operating margin	1.6%	5.2%	(360)	bp
(1)
International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2022	2021	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,285	1,413	(9)
U.S. overnight envelope	485	514	(6)
U.S. deferred	1,070	1,251	(14)
Total U.S. domestic ADV	2,840	3,178	(11)
International priority	700	771	(9)
International economy	260	263	(1)
Total international export ADV	960	1,034	(7)
International domestic(1)	1,706	2,004	(15)
Total ADV	5,506	6,216	(11)
Revenue per package (yield):
U.S. overnight box	$27.73	$23.62	17
U.S. overnight envelope	16.64	14.42	15
U.S. deferred	18.50	15.14	22
U.S. domestic composite	22.36	18.79	19
International priority	63.72	56.64	13
International economy	41.81	39.10	7
International export composite	57.78	52.18	11
International domestic(1)	8.78	8.56	3
Composite package yield	$24.33	$21.05	16
Freight Statistics
Average daily freight pounds:
U.S.	7,313	8,040	(9)
International priority	6,042	6,594	(8)
International economy	10,211	11,683	(13)
International airfreight	956	1,227	(22)
Total average daily freight pounds	24,522	27,544	(11)
Revenue per pound (yield):
U.S.	$1.68	$1.48	14
International priority	2.26	2.04	11
International economy	0.57	0.55	4
International airfreight	0.66	0.60	10
Composite freight yield	$1.32	$1.18	12
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue increased 1% in the first quarter of 2023 due to global package yield management actions, including higher fuel surcharges, partially offset by decreased global volume and unfavorable exchange rates.

Yield improvement, including higher fuel surcharges, drove increases in U.S domestic package yield of 19%, international export package yield of 11%, composite freight yield of 12%, and international domestic package yield of 3% in the first quarter of 2023. Unfavorable exchange rates negatively impacted international package and freight yield. Total average daily package volumes decreased 11% and total average daily freight pounds decreased 11% due to weakening macroeconomic conditions and reduced demand for our services.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 69% in the first quarter of 2023 primarily due to global volume declines. The impact of cost actions lagged volume declines, and operating expenses remained high relative to demand. These factors were partially offset by yield management actions, including higher fuel surcharges. Currency exchange rates had a negative impact on revenue and a positive impact on expenses but did not have an impact on operating income in the first quarter of 2023.

Fuel expense increased 82% in the first quarter of 2023 due to increased fuel prices. Other operating expense increased 4% in the first quarter of 2023 due to higher bad debt accruals. Purchased transportation expense decreased 5% in the first quarter of 2023 primarily due to favorable exchange rates, partially offset by higher rates, including fuel, paid to third-party transportation providers. Salaries and employee benefits decreased 1% in the first quarter of 2023 due to favorable currency exchange rates and lower variable incentive compensation, partially offset by merit increases.

FedEx Express segment results include business realignment costs of $14 million in the first quarter of 2023 associated with our workforce reduction plan in Europe. We recognized $67 million of costs under this program in the first quarter of 2022. See the “Business Realignment and Optimization Costs” section of this MD&A for more information.

FedEx Express segment results included $26 million of TNT Express integration expenses in the first quarter of 2022.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2022	2021	Change		2022	2021
Revenue	$8,160	$7,677	6		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,637	1,613	1		20.1	21.0
Purchased transportation	3,713	3,503	6		45.5	45.6
Rentals	390	318	23		4.8	4.1
Depreciation and amortization	246	226	9		3.0	3.0
Fuel	9	6	50		0.1	0.1
Maintenance and repairs	155	136	14		1.9	1.8
Intercompany charges	490	491	—		6.0	6.4
Other	826	713	16		10.1	9.3
Total operating expenses	7,466	7,006	7		91.5%	91.3%
Operating income	$694	$671	3
Operating margin	8.5%	8.7%	(20)	bp
Average daily package volume (ADV)(1):
Ground commercial	4,368	4,425	(1)
Home delivery	3,912	3,747	4
Economy	730	1,164	(37)
Total ADV	9,010	9,336	(3)
Revenue per package (yield)	$11.48	$10.29	12
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 6% in the first quarter of 2023 primarily due to yield management actions, including higher fuel surcharges, partially offset by lower volumes.

FedEx Ground yield increased 12% in the first quarter of 2023 primarily due to higher fuel surcharges, product mix, and pricing initiatives. Total average daily volume decreased 3% in the first quarter of 2023 primarily due to weakening macroeconomic conditions. In addition, strategic actions to improve revenue quality for higher yielding business-to-consumer volume drove a mix shift from economy to home delivery services in the first quarter of 2023.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 3% in the first quarter of 2023 primarily due to yield improvement, including fuel surcharges, and home delivery volume growth. These factors were partially offset by higher operating expenses driven by increased purchased transportation expense and other operating expense.

Purchased transportation expense increased 6% in the first quarter of 2023 due to higher fuel surcharges and base rates, partially offset by lower volume. Other operating expense increased 16% in the first quarter of 2023 primarily due to higher self-insurance accruals. Rentals expense increased 23% in the first quarter of 2023 due to network expansion, which occurred primarily in the second quarter of 2022. Salaries and employee benefits increased 1% in the first quarter of 2023 primarily due to lower productivity, partially offset by lower variable compensation.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2022	2021	Change		2022	2021
Revenue	$2,723	$2,251	21		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,059	988	7		38.9	43.9
Purchased transportation	221	239	(8)		8.1	10.6
Rentals	65	59	10		2.4	2.6
Depreciation and amortization	106	99	7		3.9	4.4
Fuel	228	135	69		8.4	6.0
Maintenance and repairs	80	63	27		2.9	2.8
Intercompany charges	132	126	5		4.9	5.6
Other	181	152	19		6.6	6.8
Total operating expenses	2,072	1,861	11		76.1%	82.7%
Operating income	$651	$390	67
Operating margin	23.9%	17.3%	660	bp
Average daily shipments (in thousands)
Priority	76.2	80.3	(5)
Economy	32.1	33.5	(4)
Total average daily shipments	108.3	113.8	(5)
Weight per shipment
Priority	1,054	1,085	(3)
Economy	938	938	—
Composite weight per shipment	1,020	1,041	(2)
Revenue per shipment
Priority	$369.60	$290.92	27
Economy	423.59	333.02	27
Composite revenue per shipment	$385.61	$303.32	27
Revenue per hundredweight
Priority	$35.06	$26.82	31
Economy	45.16	35.50	27
Composite revenue per hundredweight	$37.82	$29.13	30

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 21% in the first quarter of 2023 primarily due to yield management actions, including higher fuel surcharges.

Revenue per shipment increased 27% in the first quarter of 2023 primarily due to revenue quality initiatives, including higher fuel surcharges, which more than offset the effect of slightly lower weight per shipment. Average daily shipments decreased 5% in the first quarter of 2023 due to lower demand for our service offerings caused by weakening macroeconomic conditions.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 67% in the first quarter of 2023 driven by yield management actions, including higher fuel surcharges, partially offset by higher salaries and employee benefits and lower volumes.

Fuel expense increased 69% in the first quarter of 2023 primarily due to increased fuel prices. Salaries and employee benefits expense increased 7% in the first quarter of 2023 primarily due to higher pay initiatives and lower productivity, partially offset by lower volumes and variable incentive compensation.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.9 billion at August 31, 2022 and at May 31, 2022, respectively. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2022	2021
Operating activities:
Net income	$875	$1,112
Business realignment and optimization costs/(payments), net	(14)	36
Other noncash charges and credits	2,111	2,041
Changes in assets and liabilities	(1,365)	(1,105)
Cash provided by operating activities	1,607	2,084
Investing activities:
Capital expenditures	(1,284)	(1,570)
Purchase of investments	(35)	—
Proceeds from asset dispositions and other	10	20
Cash used in investing activities	(1,309)	(1,550)
Financing activities:
Principal payments on debt	(29)	(64)
Proceeds from stock issuances	81	84
Dividends paid	(299)	(200)
Purchase of treasury stock	—	(549)
Other, net	—	(1)
Cash used in financing activities	(247)	(730)
Effect of exchange rate changes on cash	(98)	(38)
Net decrease in cash and cash equivalents	$(47)	$(234)
Cash and cash equivalents at the end of period	$6,850	$6,853

Cash flows from operating activities decreased $477 million in the first quarter of 2023 primarily due to lower net income and working capital changes, including our voluntary pension contribution, partially offset by lower variable incentive compensation payments. Capital expenditures decreased during the first quarter of 2023 primarily due to decreased spending on aircraft and related equipment at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2023 and 2022.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. During the first quarter of 2023, we did not repurchase any shares of FedEx common stock. As of August 31, 2022, $4.1 billion remained available to use for repurchases under the current stock repurchase program. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

	Three Months Ended
	2022	2021	Percent Change
Aircraft and related equipment	$203	$764	(73)
Package handling and ground support equipment	436	309	41
Vehicles and trailers	217	87	149
Information technology	201	183	10
Facilities and other	227	227	—
Total capital expenditures	$1,284	$1,570	(18)

FedEx Express segment	$530	$1,048	(49)
FedEx Ground segment	441	352	25
FedEx Freight segment	150	13	1,054
FedEx Services segment	129	137	(6)
Other	34	20	70
Total capital expenditures	$1,284	$1,570	(18)

Capital expenditures decreased in the first quarter of 2023 primarily due to decreased spending on aircraft and related equipment at FedEx Express, partially offset by increased spending on vehicles and trailers at FedEx Freight and FedEx Ground, as well as package handling equipment at all transportation segments.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $18.9 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $866 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 7 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of August 31, 2022 and May 31, 2022 (in millions):

	August 31, 2022	May 31, 2022
Current Assets	$12,057	$11,768
Intercompany Receivable	3,364	4,157
Total Assets	89,039	88,331
Current Liabilities	10,081	10,324
Intercompany Payable	—	—
Total Liabilities	60,044	58,883

The following table presents the summarized statement of income information for the three-month period ended August 31, 2022 (in millions):

Revenue	$17,113
Intercompany Charges, net	(1,513)
Operating Income	1,353
Intercompany Charges, net	30
Income Before Income Taxes	1,325
Net Income	$1,099

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of August 31, 2022 and May 31, 2022 (in millions):

	August 31, 2022	May 31, 2022
Current Assets	$5,301	$4,687
Intercompany Receivable	—	—
Total Assets	69,764	68,449
Current Liabilities	5,192	5,155
Intercompany Payable	9,021	7,473
Total Liabilities	48,728	47,830

The following table presents the summarized statement of income information for the three-month period ended August 31, 2022 (in millions):

Revenue	$6,214
Intercompany Charges, net	(1,130)
Operating Income	209
Intercompany Charges, net	67
Income Before Income Taxes	705
Net Income	$653

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the challenging macroeconomic environment, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $6.9 billion in cash at August 31, 2022 and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

We expect to repurchase $1.5 billion of our common stock in fiscal 2023, with $1.0 billion occurring during the second quarter of 2023.

Our cash and cash equivalents balance at August 31, 2022 includes $2.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

In response to macroeconomic trends in our business, we are lowering our expected capital expenditures by $500 million in 2023. We now expect capital expenditures of approximately $6.3 billion in 2023. We expect increased investment in replacement vehicles including our vehicle electrification initiative, information technology, and strategic investments aimed to optimize operations across our networks to be offset with lower aircraft fleet modernization spend. We invested $0.2 billion in aircraft and related equipment in the first quarter of 2023 and expect to invest an additional $1.5 billion for aircraft and related equipment during the remainder of 2023. Included within our expected 2023 capital expenditures are our continued investments in the FedEx Express Indianapolis hub and FedEx Express Memphis World Hub, which are expected to total $1.8 billion and $1.5 billion, respectively, over the life of each project. While we continue to invest in our business, the capital intensity relative to revenue is expected to remain below historical levels.

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

During the first quarter of 2023, we made voluntary contributions totaling $400 million to our U.S. Pension Plans. We anticipate making $400 million of additional voluntary contributions during the remainder of 2023. There are currently no anticipated required minimum contributions to our U.S. Pension Plans based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.5 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2022, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Realignment and Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” and “Critical Accounting Estimates,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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
•
geopolitical developments and additional changes in international trade policies and relations;
•
the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or FedEx in particular, and what effects these events will have on our costs and the demand for our services;
•
our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions, including our ability to successfully implement our comprehensive program to improve long-term profitability and cost control actions;
•
our ability to achieve our fiscal 2025 financial performance goals;
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
•
any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; trade (such as protectionist measures or restrictions on free trade); foreign exchange intervention in response to currency volatility; labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees); environmental (such as global climate change legislation); or postal rules;
•
adverse changes in tax laws, regulations, and interpretations or challenges to our tax positions;
•
the effect of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;
•
increased insurance and claims expenses related to vehicle accidents, workers’ compensation claims, property and cargo loss, general business liabilities, and benefits paid under employee disability programs;
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

•
any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our mandatory and voluntary reporting and disclosure of climate change and other environmental, social, and governance topics, and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2022, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2023, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first quarter of 2022, and this strengthening had a slightly positive effect on our results.

While we have market risk for changes in the price of vehicle and jet fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results —Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in our Annual Report.

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on the design and operating effectiveness of our internal control over financial reporting.

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

Our future financial results will suffer, and we may not be able to achieve our 2025 financial performance goals, if we fail to successfully implement our cost control actions and program to improve long-term profitability. We are making significant decisions in connection with our long-term business strategy. In addition to the initiatives and enhancements discussed in our Annual Report, in the first quarter of 2023, we announced a comprehensive program to improve FedEx’s long-term profitability. We are also continuing to take cost control actions for the remainder of 2023 to help mitigate the impact of slowing economic conditions and reduced volumes on our operating results. See Item 2 of this quarterly report (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) under “Results of Operations – Consolidated Results – Outlook” for additional information.

We may not be able to achieve the expected operational efficiencies, cost savings, and other benefits from these initiatives and enhancements. The actual amount and timing of costs to be incurred and related cost savings resulting from these initiatives and enhancements may differ from our current expectations and estimates. Changes in our business strategy may also expose us to new and heightened risks. If we are not able to successfully implement our cost control actions and program to improve long-term profitability, our future financial results will suffer and we may not be able to achieve our 2025 financial performance goals.

Our failure to meet our purchased transportation needs, as well as increases in purchased transportation costs, could adversely impact our business and results of operations. Our ability to meet our purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified persons in the markets where service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, fuel and energy prices, changes in the business or financial soundness of service providers, interest in contracting with FedEx, inflation, safety levels of our operations, our reputation within the transportation market, the continuing effect of the COVID-19 pandemic and variant strains, the availability of child care, and vaccine mandates that may be announced in jurisdictions in which our service providers operate. Additionally, certain service providers (acting collectively or in coordination in some instances) are seeking to increase pay rates or modify contract terms and may refuse to provide service to FedEx, particularly during peak periods, in connection with such initiatives. While we believe we will be able to effectively meet our purchased transportation needs during the remainder of 2023, our inability to do so could increase our costs, hinder our ability to execute our business strategy, negatively impact service levels, and adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any shares of FedEx common stock during the first quarter of 2023.

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. As of September 20, 2022, $4.1 billion remains available to be used for repurchases under the program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. As part of its intellectual property (“IP”) protection efforts, FedEx has obtained and maintains patents and trademarks in Iran. Periodically, FedEx pays renewal fees, through IP service providers located in Lebanon, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On September 15, 2021, OFAC granted FedEx a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counterterrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended August 31, 2022, FedEx paid $92 to IIPO as part of its intellectual property protection efforts in Iran. FedEx plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

˄† 10.1

Supplemental Agreement No. 36 (and related side letters) dated as of June 1, 2022, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express. (Filed as Exhibit 10.52 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference).

*10.2

Second Amendment to FedEx Office Supplemental Retirement Plan dated June 20, 2022 (but effective as of August 1, 2022). (Filed as Exhibit 10.104 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference).

*10.3	Amendment to the 2019 Omnibus Stock Incentive Plan dated and effective June 12, 2022. (Filed as Exhibit 10.107 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference).

10.4

Cooperation Agreement, dated as of June 13, 2022, by and among FedEx, D. E. Shaw Oculus Portfolios, LLC and D. E. Shaw Valence Portfolios, LLC. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated June 13, 2022 and filed June 14, 2022, and incorporated herein by reference).

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

*Management contracts/compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: September 22, 2022	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer