Form 10-Q
period 2022-11-30
FEDEX CORP
filed 2022-12-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 16, 2022
Common Stock, par value $0.10 per share	252,397,140

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2022 (Unaudited)	May 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,646	$6,897
Receivables, less allowances of $766 and $692	11,644	11,863
Spare parts, supplies, and fuel, less allowances of $365 and $360	655	637
Prepaid expenses and other	1,272	968
Total current assets	18,217	20,365
PROPERTY AND EQUIPMENT, AT COST	78,532	75,275
Less accumulated depreciation and amortization	38,811	37,184
Net property and equipment	39,721	38,091
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,373	16,613
Goodwill	6,377	6,544
Other assets	3,903	4,381
Total other long-term assets	27,653	27,538
	$85,591	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2022 (Unaudited)	May 31, 2022
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$172	$82
Accrued salaries and employee benefits	2,420	2,531
Accounts payable	3,989	4,030
Operating lease liabilities	2,498	2,443
Accrued expenses	4,960	5,188
Total current liabilities	14,039	14,274
LONG-TERM DEBT, LESS CURRENT PORTION	20,076	20,182
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,188	4,093
Pension, postretirement healthcare, and other benefit obligations	4,115	4,448
Self-insurance accruals	3,106	2,889
Operating lease liabilities	15,290	14,487
Other liabilities	662	682
Total other long-term liabilities	27,361	26,599
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2022 and May 31, 2022	32	32
Additional paid-in capital	3,487	3,712
Retained earnings	33,557	32,782
Accumulated other comprehensive loss	(1,385)	(1,103)
Treasury stock, at cost	(11,576)	(10,484)
Total common stockholders’ investment	24,115	24,939
	$85,591	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2022	2021	2022	2021

REVENUE	$22,814	$23,474	$46,056	$45,477
OPERATING EXPENSES:
Salaries and employee benefits	7,792	8,135	15,651	15,911
Purchased transportation	5,665	6,241	11,432	11,900
Rentals and landing fees	1,195	1,177	2,354	2,310
Depreciation and amortization	1,046	995	2,070	1,966
Fuel	1,593	1,145	3,415	2,154
Maintenance and repairs	882	839	1,786	1,708
Business realignment and optimization costs	36	44	74	111
Other	3,429	3,301	6,907	6,422
	21,638	21,877	43,689	42,482
OPERATING INCOME	1,176	1,597	2,367	2,995
OTHER (EXPENSE) INCOME:
Interest, net	(127)	(155)	(269)	(315)
Other retirement plans, net	101	(47)	202	169
Other, net	(91)	(15)	(87)	(12)
	(117)	(217)	(154)	(158)
INCOME BEFORE INCOME TAXES	1,059	1,380	2,213	2,837
PROVISION FOR INCOME TAXES	271	336	550	681
NET INCOME	$788	$1,044	$1,663	$2,156
EARNINGS PER COMMON SHARE:
Basic	$3.08	$3.94	$6.46	$8.11
Diluted	$3.07	$3.88	$6.41	$7.97
DIVIDENDS DECLARED PER COMMON SHARE	$1.15	$0.75	$3.45	$2.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
NET INCOME	$788	$1,044	$1,663	$2,156
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $9 and $27 in 2022 and $4 and $4 in 2021	(70)	(94)	(279)	(241)
Amortization of prior service credit, net of tax benefit of $1 and $1 in 2022 and $1 and $1 in 2021	(1)	(2)	(3)	(4)
	(71)	(96)	(282)	(245)
COMPREHENSIVE INCOME	$717	$948	$1,381	$1,911

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2022	2021
Operating Activities:
Net income	$1,663	$2,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,070	1,966
Provision for uncollectible accounts	425	211
Stock-based compensation	108	112
Retirement plans mark-to-market adjustments	—	260
Other noncash items including leases and deferred income taxes	1,589	1,713
Business realignment and optimization costs/(payments), net	(40)	55
Changes in assets and liabilities:
Receivables	(512)	(519)
Other assets	(214)	(236)
Accounts payable and other liabilities	(1,994)	(1,582)
Other, net	30	(54)
Cash provided by operating activities	3,125	4,082
Investing Activities:
Capital expenditures	(3,142)	(3,143)
Purchase of investments	(78)	—
Proceeds from asset dispositions and other	20	31
Cash used in investing activities	(3,200)	(3,112)
Financing Activities:
Principal payments on debt	(32)	(72)
Proceeds from stock issuances	89	111
Dividends paid	(598)	(400)
Purchase of treasury stock	(1,500)	(748)
Other, net	1	—
Cash used in financing activities	(2,040)	(1,109)
Effect of exchange rate changes on cash	(136)	(115)
Net decrease in cash and cash equivalents	(2,251)	(254)
Cash and cash equivalents at beginning of period	6,897	7,087
Cash and cash equivalents at end of period	$4,646	$6,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2022	2021	2022	2021
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,751	3,610	3,712	3,481
Accelerated share repurchase (See Note 1)	(300)	—	(300)	—
Employee incentive plans and other	36	43	75	172
Ending Balance	3,487	3,653	3,487	3,653
Retained Earnings
Beginning Balance	33,060	30,462	32,782	29,817
Net Income	788	1,044	1,663	2,156
Cash dividends declared ($1.15, $0.75, $3.45, and $2.25 per share)	(291)	(198)	(888)	(598)
Employee incentive plans and other	—	(1)	—	(68)
Ending Balance	33,557	31,307	33,557	31,307
Accumulated Other Comprehensive Loss
Beginning Balance	(1,314)	(881)	(1,103)	(732)
Other comprehensive income, net of tax benefit of $10, $5, $28, and $5	(71)	(96)	(282)	(245)
Ending Balance	(1,385)	(977)	(1,385)	(977)
Treasury Stock
Beginning Balance	(10,389)	(8,902)	(10,484)	(8,430)
Purchase of treasury stock (7.9, 0.9, 7.9, and 2.8 million shares)	(1,200)	(199)	(1,200)	(748)
Employee incentive plans and other (0.1, 0.2, 0.8, and 0.8 million shares)	13	26	108	103
Ending Balance	(11,576)	(9,075)	(11,576)	(9,075)
Total Common Stockholders’ Investment Balance	$24,115	$24,940	$24,115	$24,940

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2022, and the results of our operations for the three- and six-month periods ended November 30, 2022 and 2021, cash flows for the six-month periods ended November 30, 2022 and 2021, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2022 and 2021. Operating results for the three- and six-month periods ended November 30, 2022 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Gross contract assets related to in-transit shipments totaled $883 million and $861 million at November 30, 2022 and May 31, 2022, respectively. Contract assets net of deferred unearned revenue were $655 million and $623 million at November 30, 2022 and May 31, 2022, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $15 million and $8 million at November 30, 2022 and May 31, 2022, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,237	$2,249	$4,553	$4,419
U.S. overnight envelope	474	474	999	956
U.S. deferred	1,253	1,307	2,540	2,538
Total U.S. domestic package revenue	3,964	4,030	8,092	7,913
International priority	2,823	3,107	5,720	5,946
International economy	711	706	1,418	1,375
Total international export package revenue	3,534	3,813	7,138	7,321
International domestic(1)	1,036	1,147	2,010	2,261
Total package revenue	8,534	8,990	17,240	17,495
Freight:
U.S.	784	775	1,580	1,550
International priority	811	994	1,699	1,867
International economy	388	438	765	852
International airfreight	39	47	80	94
Total freight revenue	2,022	2,254	4,124	4,363
Other	308	361	627	713
Total FedEx Express segment	10,864	11,605	21,991	22,571
FedEx Ground segment	8,393	8,264	16,553	15,941
FedEx Freight segment	2,454	2,272	5,177	4,523
FedEx Services segment	68	77	138	112
Other and eliminations(2)	1,035	1,256	2,197	2,330
	$22,814	$23,474	$46,056	$45,477
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks, Inc. (including ShopRunner, Inc.) (“FedEx Dataworks”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are employed under a collective bargaining agreement that took effect on November 2, 2015, and became amendable in November 2021. Bargaining for a successor agreement began in May 2021 and continues. In November 2022, the National Mediation Board (“NMB”) began actively mediating the negotiations. The NMB is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended. The conduct of mediated negotiations has no impact on our operations. A small number of our other employees are members of unions.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and all financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2022 and $108 million for the six-month period ended November 30, 2022. Our stock-based compensation expense was $43 million for the three-month period ended November 30, 2021 and $112 million for the six-month period ended November 30, 2021. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS REALIGNMENT AND OPTIMIZATION COSTS. In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affects approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

No business realignment costs were incurred in the second quarter of 2023. We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first half of 2023. We incurred costs associated with our business realignment activities of $44 million ($34 million, net of tax, or $0.13 per diluted share) in the second quarter and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $38 million in the second quarter and $84 million in the first half of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $415 million through 2023. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectation and estimates.

In the first quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. At FedEx Express, we plan to restructure the air network, optimize sorts and surface linehaul, drive efficiencies in Europe, and harmonize the global clearance process to lower costs. At FedEx Ground Package System, Inc. (“FedEx Ground”), we are transforming our pickup-and-delivery, package sortation, and transportation operations through enhanced planning tools, advanced data analytics, and increased focus on investment returns in order to drive efficiency improvements. Additionally, we plan to transform our back-office operations through automation, modernizing our infrastructure and further consolidating the shared-services functions, resulting in procurement and other cost savings from shared and allocated overhead expenses. The DRIVE program will also facilitate the achievement of Network 2.0, a plan to consolidate sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul networks by moving beyond discrete collaboration to an end-to-end optimized network.

We incurred costs associated with our business optimization activities, including idling our operations in Russia, of $36 million ($27 million, net of tax, or $0.11 per diluted share) in the second quarter and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023. These costs are primarily related to consulting services and are included in Corporate, other, and eliminations and FedEx Express.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of November 30, 2022, we had €120 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of November 30, 2022, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2022. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of November 30, 2022, we continue to monitor our contracts and transactions for potential application of this ASU.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies the guidance of measuring the fair value of equity securities subject to contractual restrictions that prohibit the sale of the equity securities. Our historical accounting is consistent with these clarifications. We early adopted this standard effective September 1, 2022. The adoption of this standard did not have an effect on our consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program (e.g., reverse factoring) to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The changes will be effective June 1, 2023 (fiscal 2024). We are assessing the effect of this new standard on our consolidated financial statements.

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

As of November 30, 2022, these investments were not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022 to repurchase an aggregate of $1.5 billion of our common stock.

During the second quarter of 2023, 7.9 million shares were delivered under the ASR agreement, which represented approximately 80% of the total number of shares to be delivered. The final number of shares will be delivered upon settlement of the ASR agreement in December 2022 and will be determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 7.9 million shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the second quarter of 2023. The amount of the purchase price related to the shares to be delivered in December 2022 was accounted for as a reduction to additional paid-in capital in the accompanying consolidated statement of stockholders’ investment for the three-month and six-month periods ended November 30, 2022.

During the six months ended November 30, 2022, we repurchased 7.9 million shares of FedEx common stock at an average of $151.46 per share for a total of $1.2 billion. As of November 30, 2022, approximately $2.6 billion remained available to use for repurchases under the program.

Shares under the repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On November 18, 2022, our Board of Directors declared a quarterly dividend of $1.15 per share of common stock. The dividend will be paid on January 3, 2023 to stockholders of record as of the close of business on December 12, 2022. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $180 million for the three-month period ended November 30, 2022 and $425 million for the six-month period ended November 30, 2022. Credit losses were $94 million for the three-month period ended November 30, 2021 and $211 million for the six-month period ended November 30, 2021. Our allowance for credit losses was $435 million at November 30, 2022 and $340 million at May 31, 2022.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Foreign currency translation loss:
Balance at beginning of period	$(1,357)	$(932)	$(1,148)	$(785)
Translation adjustments	(70)	(94)	(279)	(241)
Balance at end of period	(1,427)	(1,026)	(1,427)	(1,026)
Retirement plans adjustments:
Balance at beginning of period	43	51	45	53
Reclassifications from AOCI	(1)	(2)	(3)	(4)
Balance at end of period	42	49	42	49
Accumulated other comprehensive (loss) at end of period	$(1,385)	$(977)	$(1,385)	$(977)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Amortization of retirement plans prior service credits, before tax	$2	$3	$4	$5	Other retirement plans, net
Income tax benefit	(1)	(1)	(1)	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$1	$2	$3	$4	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.8 billion at November 30, 2022. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of November 30, 2022, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market (“MTM”) adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.93 to 1.0 at November 30, 2022.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.7 billion at November 30, 2022 and $19.8 billion at May 31, 2022, compared with estimated fair values of $17.1 billion at November 30, 2022 and $18.8 billion at May 31, 2022. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2022. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Basic earnings per common share:
Net earnings allocable to common shares(1)	$786	$1,042	$1,660	$2,152
Weighted-average common shares	255	265	257	265
Basic earnings per common share	$3.08	$3.94	$6.46	$8.11
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$786	$1,042	$1,660	$2,152
Weighted-average common shares	255	265	257	265
Dilutive effect of share-based awards	1	3	2	5
Weighted-average diluted shares	256	268	259	270
Diluted earnings per common share	$3.07	$3.88	$6.41	$7.97
Anti-dilutive options excluded from diluted earnings per common share	9.5	4.2	7.6	3.5

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Defined benefit pension plans, net	$58	$(2)	$117	$(5)
Defined contribution plans	228	171	472	351
Postretirement healthcare plans	23	23	46	45
Retirement plans MTM net loss	—	260	—	260
	$309	$452	$635	$651

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Service cost	$163	$208	$10	$14	$9	$12
Other retirement plans expense (income):
Interest cost	305	255	8	7	14	11
Expected return on plan assets	(422)	(477)	(4)	(6)	—	—
Amortization of prior service credit and other	(2)	(2)	—	(1)	—	—
MTM net loss	—	36	—	224	—	—
	(119)	(188)	4	224	14	11
	$44	$20	$14	$238	$23	$23

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2022	2021	2022	2021	2022	2021
Service cost	$326	$416	$21	$29	$18	$24
Other retirement plans expense (income):
Interest cost	609	511	17	19	28	21
Expected return on plan assets	(844)	(955)	(8)	(20)	—	—
Amortization of prior service credit and other	(4)	(4)	—	(1)	—	—
MTM net loss	—	36	—	224	—	—
	(239)	(412)	9	222	28	21
	$87	$4	$30	$251	$46	$45

For 2023, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $400 million during the first half of 2023.

In the second quarter of 2022, we incurred a pre-tax, noncash MTM net loss of $36 million related to the U.S. FedEx Freight Pension Plan. During the second quarter of 2022, 21% of FedEx Freight Corporation (“FedEx Freight”) employees elected to move from a pension/401(k) benefit structure to a new 401(k)-only structure with a higher company match effective January 1, 2022. The $36 million net loss consisted of a $75 million MTM loss due to a lower discount rate, partially offset by a $39 million curtailment gain.

We incurred an additional pre-tax, noncash MTM net loss of $224 million in the second quarter of 2022 related to the termination of the TNT Express Netherlands Pension Plan. Effective October 1, 2021, the responsibility of all pension assets and liabilities of this plan was transferred to a separate, multi-employer pension plan.

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally under the respected FedEx brand. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading North American provider of small-package ground delivery services; and FedEx Freight, a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Revenue:
FedEx Express segment	$10,864	$11,605	$21,991	$22,571
FedEx Ground segment	8,393	8,264	16,553	15,941
FedEx Freight segment	2,454	2,272	5,177	4,523
FedEx Services segment	68	77	138	112
Other and eliminations	1,035	1,256	2,197	2,330
	$22,814	$23,474	$46,056	$45,477
Operating income (loss):
FedEx Express segment	$341	$949	$515	$1,516
FedEx Ground segment	598	481	1,292	1,152
FedEx Freight segment	440	334	1,091	724
Corporate, other, and eliminations	(203)	(167)	(531)	(397)
	$1,176	$1,597	$2,367	$2,995

(8) Commitments

As of November 30, 2022, our purchase commitments under various contracts for the remainder of 2023 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2023 (remainder)	$957	$465	$1,422
2024	1,990	744	2,734
2025	1,436	529	1,965
2026	396	451	847
2027	302	180	482
Thereafter	1,925	141	2,066
Total	$7,006	$2,510	$9,516

(1)
Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of November 30, 2022, we had $770 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2022 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2023 (remainder)	7	7	5	—	19
2024	12	6	14	4	36
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	45	20	29	6	100

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of November 30, 2022 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2023 (remainder)	$86	$1,349	$1,435	$98	$1,533
2024	107	2,762	2,869	79	2,948
2025	82	2,484	2,566	31	2,597
2026	79	2,210	2,289	30	2,319
2027	79	1,944	2,023	21	2,044
Thereafter	166	9,198	9,364	669	10,033
Total lease payments	599	19,947	20,546	928	21,474
Less imputed interest	(44)	(2,714)	(2,758)	(348)	(3,106)
Present value of lease liability	$555	$17,233	$17,788	$580	$18,368

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of November 30, 2022, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.8 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2023 to 2024.

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

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, on October 25, 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of $1.16 million and punitive damages of $365 million for the retaliation claims. FedEx disagrees with the verdict. FedEx Services will ask the trial judge to enter judgment for the company notwithstanding the verdict or to reduce the damages, and will appeal the verdict if necessary.

FedEx expects the jury’s award to be reduced based on the United States Supreme Court’s ruling in State Farm v. Campbell that, with the exception of limited instances, awards for punitive damages should be no greater than a single-digit multiple of related awards for compensatory damages, with a multiple closer to one appropriate where compensatory damages are substantial. FedEx believes ultimate compensatory and punitive damages and pre- and post-judgment interest up to $75 million will be covered by insurance, subject to a retention of up to $10 million. An immaterial loss reserve below the retention has been recorded in FedEx’s consolidated financial statements.

FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleges compensatory and punitive damages against FedEx Ground for negligent and gross negligent hiring and retention, as well as negligent entrustment. The service provider and driver are also named as defendants in the lawsuit. Given the early stage of the litigation, we cannot estimate the amount or range of loss, if any; however, it is reasonably possible that it could be material.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2022	2021
Cash payments for:
Interest (net of capitalized interest)	$333	$330
Income taxes	$638	$474
Income tax refunds received	(48)	(177)
Cash tax payments, net	$590	$297

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2022, the related condensed consolidated statements of income, comprehensive income and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2022 and 2021, the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2022 and 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 20, 2022

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2023 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

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

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade. Our results for the second quarter and first half of 2023 were adversely impacted by global volume softness due to weakening economic conditions.

COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has had varying impacts on the demand for our services and our business operations. The COVID-19 pandemic continued to disrupt our business in the second quarter of 2023, particularly within areas of Asia as lockdowns persisted and contributed to supply chain disruptions (discussed below).

Inflation and Interest Rates

Global inflation is well above normal and historical levels, impacting all areas of our business. Additionally, global interest rates are rising in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as inflation and interest rate increases are negatively affecting consumer and business spending. Additionally, we are experiencing higher costs to serve through higher fuel prices, wage rates, purchased transportation costs, and other direct operating expenses such as operational supplies. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2023.

Supply Chain

Global supply chain disruptions continued to affect the economy in the second quarter of 2023, including the availability and cost of labor, as well as the supply of industrial goods. As a result, we experienced higher labor rates and purchased transportation costs, as well as delayed capital expenditures due to the availability of vehicles, trailers, and other package handling equipment.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results. While fuel expense increased during the second quarter and first half of 2023 compared to the second quarter and first half of 2022 due to higher fuel prices, we were able to offset higher prices through yield management actions.

Geopolitical Conflicts

Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. The conflict between Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. The safety of our team members in Ukraine is our top priority. As we focus on the safety of our team members, we have suspended all services in Ukraine and Belarus. We also temporarily idled our operations in Russia and reduced our presence to the minimum required for purposes of maintaining a legal presence with active transport licenses. As a result, we incurred an immaterial amount of severance and other related expenses in the second quarter of 2023, which is included in business optimization expenses at FedEx Express. While we do not expect this conflict to have a direct material impact on our business or results of operations, the broader consequences are adversely affecting the global economy and fuel prices generally and may also have the effect of heightening other risks disclosed in our Annual Report. See “Results of Operations – Consolidated Results – Business Realignment and Optimization Costs” below for additional information.

RESULTS OF OPERATIONS

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as facility services and cargo handling, temporary labor, and security), insurance, professional fees, operational supplies, and bad debt.

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$22,814	$23,474	(3)		$46,056	$45,477	1
Operating income (loss):
FedEx Express segment	341	949	(64)		515	1,516	(66)
FedEx Ground segment	598	481	24		1,292	1,152	12
FedEx Freight segment	440	334	32		1,091	724	51
Corporate, other, and eliminations	(203)	(167)	(22)		(531)	(397)	(34)
Consolidated operating income	1,176	1,597	(26)		2,367	2,995	(21)
Operating margin:
FedEx Express segment	3.1%	8.2%	(510)	bp	2.3%	6.7%	(440)	bp
FedEx Ground segment	7.1%	5.8%	130	bp	7.8%	7.2%	60	bp
FedEx Freight segment	17.9%	14.7%	320	bp	21.1%	16.0%	510	bp
Consolidated operating margin	5.2%	6.8%	(160)	bp	5.1%	6.6%	(150)	bp
Consolidated net income	$788	$1,044	(25)		$1,663	$2,156	(23)
Diluted earnings per share	$3.07	$3.88	(21)		$6.41	$7.97	(20)

	Change in Revenue		Change in Operating Results
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$(741)	$(580)	$(608)	$(1,001)
FedEx Ground segment	129	612	117	140
FedEx Freight segment	182	654	106	367
FedEx Services segment	(9)	26	—	—
Corporate, other, and eliminations	(221)	(133)	(36)	(134)
	$(660)	$579	$(421)	$(628)

Overview

Our results for the second quarter of 2023 continued to be negatively impacted by macroeconomic conditions, including inflation well above normal and historical levels, and rising global interest rates. Additionally, our results were negatively affected by service challenges at FedEx Express. In response to market conditions, we continued implementing cost control actions and focusing on yield improvement and revenue quality to mitigate the effect of volume declines. These cost control actions included reducing flight frequencies, temporarily parking aircraft, temporarily delaying certain wage adjustments, consolidating sorts, and reducing select Sunday operations. Yield improvements, including fuel surcharge increases, more than offset the decline in volume, resulting in an increase in revenue for the first half of 2023.

No business realignment costs were incurred in the second quarter of 2023. Operating income includes business realignment costs of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first half of 2023 associated with our workforce reduction plan in Europe previously announced in 2021. We recognized $44 million ($34 million, net of tax, or $0.13 per diluted share) of costs in the second quarter of 2022 and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022 under this program. Operating income also includes $36 million ($27 million, net of tax, or $0.11 per diluted share) in the second quarter and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023, associated with our business optimization strategy announced in 2023, which includes idling our operations in Russia. See the “Business Realignment and Optimization Costs” section of this MD&A for more information.

Operating income included TNT Express integration expenses of $34 million ($26 million, net of tax, or $0.10 per diluted share) in the second quarter and $63 million ($49 million, net of tax, or $0.18 per diluted share) in the first half of 2022.

Consolidated net income in the second quarter and first half of 2022 included a pre-tax, noncash net loss of $260 million ($195 million, net of tax; $0.73 per diluted share in the second quarter and $0.72 per diluted share in the first half of 2022) associated with our mark-to-market retirement plans accounting adjustments. See Note 6 of the accompanying unaudited condensed consolidated financial statements for more information.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022 to repurchase an aggregate of $1.5 billion of our common stock. Share repurchases had a benefit of $0.06 per diluted share for the second quarter and first half of 2023. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition—Liquidity” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information on our repurchase program.

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

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$23.00
$22.00
$21.00
$20.00
$19.00
$18.00
$19.51
$20.34
$22.08
$22.36
$22.61
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$53.93
$55.06
$59.82
$57.78
$54.93
$8.50
$8.78
$9.05
$8.78
$8.43
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
$1.42
$1.56
$1.57
$1.68
$1.66
$1.10
$1.14
$1.20
$1.17
$1.07
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$9.00
$10.26
$10.62
$11.41
$11.48
$11.55
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023

FedEx Freight
Revenue per Shipment
$460.00
$440.00
$420.00
$400.00
$380.00
$360.00
$340.00
$320.00
$300.00
$280.00
$350.85
$376.76
$412.09
$423.59
$415.35
$305.87
$329.05
$357.94
$369.60
$361.57
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 3% in the second quarter and increased 1% in the first half of 2023. These results were positively impacted by yield improvement, including higher fuel surcharges, and negatively affected by global volume softness, at all of our transportation segments.

FedEx Freight revenue increased 8% in the second quarter and 14% in the first half of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume. Revenue at FedEx Ground increased 2% in the second quarter and 4% in the first half of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume. Revenue at FedEx Express decreased 6% in the second quarter and 3% in the first half of 2023 due to lower volume and unfavorable foreign currency, partially offset by yield improvement, including higher fuel surcharges. In the second quarter and first half of 2023, revenue at Corporate, other, and eliminations decreased due to lower volumes and yields at FedEx Logistics, Inc. (“FedEx Logistics”).

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2022	2021	Change	2022	2021	Change
Operating expenses:
Salaries and employee benefits	$7,792	$8,135	(4)	$15,651	$15,911	(2)
Purchased transportation	5,665	6,241	(9)	11,432	11,900	(4)
Rentals and landing fees	1,195	1,177	2	2,354	2,310	2
Depreciation and amortization	1,046	995	5	2,070	1,966	5
Fuel	1,593	1,145	39	3,415	2,154	59
Maintenance and repairs	882	839	5	1,786	1,708	5
Business realignment and optimization costs	36	44	(18)	74	111	(33)
Other	3,429	3,301	4	6,907	6,422	8
Total operating expenses	21,638	21,877	(1)	43,689	42,482	3
Operating income	$1,176	$1,597	(26)	$2,367	$2,995	(21)

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	34.1%	34.6%	34.0%	35.0%
Purchased transportation	24.8	26.6	24.8	26.2
Rentals and landing fees	5.2	5.0	5.1	5.1
Depreciation and amortization	4.6	4.2	4.5	4.3
Fuel	7.0	4.9	7.4	4.7
Maintenance and repairs	3.9	3.6	3.9	3.8
Business realignment and optimization costs	0.2	0.2	0.2	0.2
Other	15.0	14.1	15.0	14.1
Total operating expenses	94.8	93.2	94.9	93.4
Operating margin	5.2%	6.8%	5.1%	6.6%
Operating income declined in the second quarter and first half of 2023 primarily due to lower volumes at each of our transportation segments as a result of global volume softness. In addition, operating income was negatively affected by global inflation, which drove higher operating expenses related to fuel, other operating expenses, salaries and employee benefits, and purchased transportation. These factors were partially offset by yield improvement, including higher fuel surcharges, as well as cost control actions such as reducing flight frequencies, temporarily parking aircraft, temporarily delaying certain wage adjustments, consolidating sorts, and reducing select Sunday operations.

Fuel expense increased 39% in the second quarter and 59% in the first half of 2023 due to higher fuel prices. Other operating expenses increased 4% in the second quarter and 8% in the first half of 2023 primarily due to higher self-insurance accruals, bad debt, and outside service contracts, partially offset by favorable foreign currency impacts. Purchased transportation decreased 9% in the second quarter and 4% in the first half due to lower volume and favorable currency impacts, partially offset by increased fuel prices and higher rates. Salaries and employee benefits decreased 4% in the second quarter and 2% in the first half due to lower volumes, favorable currency impacts, and lower variable incentive compensation, partially offset by increased wage rates.

Business Realignment and Optimization Costs

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affects approximately 5,000 employees in Europe across operational teams and back-office functions. The execution of the plan is subject to a works council consultation process that will occur through 2023 in accordance with local country processes and regulations.

No business realignment costs were incurred in the second quarter of 2023. We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first half of 2023. We incurred costs associated with our business realignment activities of $44 million ($34 million, net of tax, or $0.13 per diluted share) in the second quarter and $111 million ($85 million, net of tax, or $0.31 per diluted share) in the first half of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $38 million in the second quarter and approximately $84 million in the first half of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $415 million through 2023. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024. The actual amount and timing of business realignment costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates.

In the first quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. At FedEx Express, we plan to restructure the air network, optimize sorts and surface linehaul, drive efficiencies in Europe, and harmonize the global clearance process to lower costs. At FedEx Ground, we are transforming our pickup-and-delivery, package sortation, and transportation operations through enhanced planning tools, advanced data analytics, and increased focus on investment returns in order to drive efficiency improvements. Additionally, we plan to transform our back-office operations through automation, modernizing our infrastructure and further consolidating the shared-services functions, resulting in procurement and other cost savings from shared and allocated overhead expenses. The DRIVE program will also facilitate the achievement of Network 2.0, a plan to consolidate sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network.

We incurred costs associated with our business optimization activities, including idling our operations in Russia, of $36 million ($27 million, net of tax, or $0.11 per diluted share) in the second quarter and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023. These costs are primarily related to consulting services and are included in Corporate, other, and eliminations and FedEx Express. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

Income Taxes

Our effective tax rate was 25.6% for the second quarter and 24.9% for the first half of 2023, compared to 24.3% for the second quarter and 24.0% for the first half of 2022. The 2023 tax rates were unfavorably impacted primarily by lower earnings in certain non-U.S. jurisdictions.

On August 16, 2022, the president signed the Inflation Reduction Act (“IRA”) into law. The IRA enacted a 15% corporate minimum tax effective in 2024, a 1% tax on share repurchases after December 31, 2022, and created and extended certain tax-related energy incentives. We currently do not expect the tax-related provisions of the IRA to have a material effect on our financial results.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through the second quarter of 2023 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

During the remainder of 2023, we expect revenue and operating profit to continue to decline as a result of reduced customer demand for our services. We will continue to execute on the previously identified cost control actions and identify additional opportunities to reduce cost in order to mitigate the impact of volume declines on our operating results. As part of these actions, we will manage capacity to lower demand levels, including further reducing flight frequencies, temporarily parking aircraft, and closing certain sort operations at FedEx Express, and reducing Sunday operations, closing certain sort operations, and taking other linehaul expense actions at FedEx Ground. We are also executing targeted actions to reduce shared and allocated overhead expenses, reducing vendor utilization, deferring certain technology projects, and closing certain FedEx Office locations. In addition, we remain focused on yield improvement and revenue quality to mitigate inflationary cost pressures and expect higher yields to have a favorable effect on our 2023 operating profit.

In response to volume declines, we are reducing our expected capital expenditures by $400 million from our previous forecast of $6.3 billion in 2023. We now expect capital expenditures of approximately $5.9 billion in 2023. For details on key 2023 capital projects, refer to the “Liquidity Outlook” section of this MD&A.

In the first quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

During 2023, we expect to continue our ongoing initiatives aimed to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability, and improving service levels. As part of this strategy, in 2021 we announced a workforce reduction plan in Europe, which we expect to be substantially complete in 2023, with aggregate spend through the completion of the program anticipated to be approximately $415 million in cash expenditures. We expect savings from our business realignment activities to be between $275 million and $350 million on an annualized basis beginning in 2024.

See the “Business Realignment and Optimization Costs” section of this MD&A for additional information.

The uncertainty of a slowing global economy, global inflation well above normal and historical levels, geopolitical challenges including the ongoing conflict between Russia and Ukraine, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2023 inherently less certain. See the “Trends Affecting Our Business” section of this MD&A for additional information.

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

In the second quarter and first half of 2023, the decrease in operating results in Corporate, other, and eliminations was primarily due to lower operating income at FedEx Logistics due to decreased revenue and an increase in bad debt, partially offset by decreased purchased transportation expense.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter and first half of 2023 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue:
Package:
U.S. overnight box	$2,237	$2,249	(1)		$4,553	$4,419	3
U.S. overnight envelope	474	474	—		999	956	4
U.S. deferred	1,253	1,307	(4)		2,540	2,538	—
Total U.S. domestic package revenue	3,964	4,030	(2)		8,092	7,913	2
International priority	2,823	3,107	(9)		5,720	5,946	(4)
International economy	711	706	1		1,418	1,375	3
Total international export package revenue	3,534	3,813	(7)		7,138	7,321	(2)
International domestic(1)	1,036	1,147	(10)		2,010	2,261	(11)
Total package revenue	8,534	8,990	(5)		17,240	17,495	(1)
Freight:
U.S.	784	775	1		1,580	1,550	2
International priority	811	994	(18)		1,699	1,867	(9)
International economy	388	438	(11)		765	852	(10)
International airfreight	39	47	(17)		80	94	(15)
Total freight revenue	2,022	2,254	(10)		4,124	4,363	(5)
Other	308	361	(15)		627	713	(12)
Total revenue	10,864	11,605	(6)		21,991	22,571	(3)
Operating expenses:
Salaries and employee benefits	3,938	4,141	(5)		7,988	8,225	(3)
Purchased transportation	1,432	1,623	(12)		2,910	3,174	(8)
Rentals and landing fees	586	649	(10)		1,163	1,284	(9)
Depreciation and amortization	520	510	2		1,033	1,002	3
Fuel	1,372	989	39		2,956	1,857	59
Maintenance and repairs	534	525	2		1,096	1,098	—
Business realignment and optimization costs	11	44	(75)		25	111	(77)
Intercompany charges	477	497	(4)		961	1,005	(4)
Other	1,653	1,678	(1)		3,344	3,299	1
Total operating expenses	10,523	10,656	(1)		21,476	21,055	2
Operating income	$341	$949	(64)		$515	$1,516	(66)
Operating margin	3.1%	8.2%	(510)	bp	2.3%	6.7%	(440)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	36.3%	35.7%	36.3%	36.4%
Purchased transportation	13.2	14.0	13.2	14.1
Rentals and landing fees	5.4	5.6	5.3	5.7
Depreciation and amortization	4.8	4.4	4.7	4.4
Fuel	12.6	8.5	13.5	8.2
Maintenance and repairs	4.9	4.5	5.0	4.9
Business realignment and optimization costs	0.1	0.4	0.1	0.5
Intercompany charges	4.4	4.3	4.4	4.5
Other	15.2	14.4	15.2	14.6
Total operating expenses	96.9	91.8	97.7	93.3
Operating margin	3.1%	8.2%	2.3%	6.7%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2022	2021	Change	2022	2021	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,283	1,477	(13)	1,284	1,444	(11)
U.S. overnight envelope	458	517	(11)	471	516	(9)
U.S. deferred	1,042	1,285	(19)	1,057	1,268	(17)
Total U.S. domestic ADV	2,783	3,279	(15)	2,812	3,228	(13)
International priority	736	834	(12)	718	802	(10)
International economy	285	289	(1)	272	276	(1)
Total international export ADV	1,021	1,123	(9)	990	1,078	(8)
International domestic(1)	1,950	2,141	(9)	1,826	2,071	(12)
Total ADV	5,754	6,543	(12)	5,628	6,377	(12)
Revenue per package (yield):
U.S. overnight box	$27.69	$24.18	15	$27.71	$23.91	16
U.S. overnight envelope	16.44	14.55	13	16.55	14.49	14
U.S. deferred	19.06	16.14	18	18.77	15.64	20
U.S. domestic composite	22.61	19.51	16	22.48	19.15	17
International priority	60.87	59.15	3	62.28	57.92	8
International economy	39.58	38.85	2	40.66	38.97	4
International export composite	54.93	53.93	2	56.33	53.08	6
International domestic(1)	8.43	8.50	(1)	8.60	8.53	1
Composite package yield	$23.54	$21.81	8	$23.93	$21.43	12
Freight Statistics
Average daily freight pounds:
U.S.	7,503	8,666	(13)	7,406	8,348	(11)
International priority	5,757	6,969	(17)	5,902	6,778	(13)
International economy	11,668	13,062	(11)	10,928	12,362	(12)
International airfreight	948	1,241	(24)	952	1,234	(23)
Total average daily freight pounds	25,876	29,938	(14)	25,188	28,722	(12)
Revenue per pound (yield):
U.S.	$1.66	$1.42	17	$1.67	$1.45	15
International priority	2.24	2.26	(1)	2.25	2.15	5
International economy	0.53	0.53	—	0.55	0.54	2
International airfreight	0.65	0.59	10	0.66	0.59	12
Composite freight yield	$1.24	$1.20	3	$1.28	$1.19	8
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 6% in the second quarter and 3% in the first half of 2023 due to decreased global volume and unfavorable exchange rates, partially offset by global package yield improvement, including higher fuel surcharges.

Total average daily package volume decreased 12% in the second quarter and first half of 2023, and total average daily freight pounds decreased 14% in the second quarter and 12% in the first half of 2023, due to global volume softness primarily driven by lower demand for our services. Yield improvement, including higher fuel surcharges, drove increases in U.S. domestic package yield of 16% in the second quarter and 17% in the first half of 2023, international export package yield of 2% in the second quarter and 6% in the first half of 2023, and composite freight yield of 3% in the second quarter and 8% in the first half of 2023. Unfavorable exchange rates negatively impacted international package and freight yields.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 64% in the second quarter and 66% in the first half of 2023 primarily due to global volume declines, partially offset by yield improvement, including higher fuel surcharges. We continued cost control actions during the second quarter of 2023 to mitigate the impact of volume declines, including structural air network changes and temporary parking of aircraft. The impact of these cost actions lagged accelerating volume declines, and operating expenses remained high relative to demand in the second quarter and first half of 2023. Currency exchange rates had a negative effect on revenue, a positive effect on expenses, and a slightly negative effect on operating income in the second quarter and first half of 2023.

Fuel expense increased 39% in the second quarter and 59% in the first half of 2023 due to increased fuel prices. Purchased transportation expense decreased 12% in the second quarter and 8% in the first half of 2023 primarily due to favorable exchange rates and lower utilization, partially offset by increased rates. Salaries and employee benefits decreased 5% in the second quarter and 3% in the first half of 2023 due to favorable currency exchange rates, decreased volume, and lower variable incentive compensation, partially offset by increased wage rates. Rentals and landing fees decreased 10% in the second quarter and 9% in the first half of 2023 due to decreased aircraft leases and favorable currency exchange rates. Other operating expense decreased 1% in the second quarter and increased 1% in the first half of 2023. The second quarter decrease was primarily due to favorable currency exchange rates, partially offset by higher bad debt expense. The first half increase was primarily due to higher bad debt expense, partially offset by favorable currency exchange rates.

No business realignment costs were incurred in the second quarter of 2023. We incurred costs associated with our business realignment activities of $14 million in the first half of 2023 associated with our workforce reduction plan in Europe. We recognized $44 million of costs in the first quarter of 2022 and $111 million in the first half of 2022 under this program. Additionally, FedEx Express segment results include business optimization costs of $11 million in the second quarter and first half of 2023, which includes costs associated with idling our business in Russia. See the “Business Realignment and Optimization Costs” section of this MD&A for more information.

FedEx Express segment results include $27 million of TNT Express integration expenses in the second quarter and $53 million of such expenses in the first half of 2022.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$8,393	$8,264	2		$16,553	$15,941	4
Operating expenses:
Salaries and employee benefits	1,727	1,855	(7)		3,364	3,468	(3)
Purchased transportation	3,828	3,915	(2)		7,541	7,418	2
Rentals	414	348	19		804	666	21
Depreciation and amortization	249	223	12		495	449	10
Fuel	10	7	43		19	13	46
Maintenance and repairs	162	149	9		317	285	11
Intercompany charges	493	480	3		983	971	1
Other	912	806	13		1,738	1,519	14
Total operating expenses	7,795	7,783	—		15,261	14,789	3
Operating income	$598	$481	24		$1,292	$1,152	12
Operating margin	7.1%	5.8%	130	bp	7.8%	7.2%	60	bp
Average daily package volume (ADV)(1):
Ground commercial	4,523	4,774	(5)		4,445	4,595	(3)
Home delivery	4,084	4,328	(6)		3,997	4,035	(1)
Economy	828	1,278	(35)		778	1,220	(36)
Total ADV	9,435	10,380	(9)		9,220	9,850	(6)
Revenue per package (yield)	$11.55	$10.26	13		$11.52	$10.27	12
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	20.6%	22.4%	20.3%	21.8%
Purchased transportation	45.6	47.4	45.6	46.5
Rentals	4.9	4.2	4.9	4.2
Depreciation and amortization	3.0	2.7	3.0	2.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.9	1.8	1.9	1.8
Intercompany charges	5.9	5.8	5.9	6.1
Other	10.9	9.8	10.5	9.5
Total operating expenses	92.9	94.2	92.2	92.8
Operating margin	7.1%	5.8%	7.8%	7.2%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 2% in the second quarter and 4% in the first half of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volumes.

FedEx Ground yield increased 13% in the second quarter and 12% in the first half of 2023 primarily due to higher fuel surcharges, continued focus on revenue quality, and product mix. Total average daily volume decreased 9% in the second quarter and 6% in the first half of 2023 primarily due to volume softness. In addition, strategic actions to improve revenue quality for higher-yielding business-to-consumer volume drove a mix shift from economy to home delivery services in the second quarter and first half of 2023.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 24% in the second quarter and 12% in the first half of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by increased purchased transportation rates, higher other operating expense, higher rentals, higher salaries and employee benefits, and lower volume. The second quarter and first half of 2023 results benefited from certain cost reduction actions to mitigate the effect of volume declines, primarily the consolidation of certain sort and linehaul operations, reduction in Sunday delivery coverage, and deferral of certain wage adjustments.

Other operating expense increased 13% in the second quarter and 14% in the first half of 2023 primarily due to higher self-insurance accruals. Rentals increased 19% in the second quarter and 21% in the first half of 2023 due to the completion of previously committed multi-year expansion projects. Purchased transportation expense decreased 2% in the second quarter of 2023 and increased 2% in the first half of 2023. The second quarter decrease is primarily due to lower volumes, partially offset by higher fuel prices and higher base rates. The first half increase is primarily due to higher fuel prices and higher base rates, partially offset by lower volumes. Salaries and employee benefits decreased 7% in the second quarter and 3% in the first half of 2023 primarily due to lower volume and lower variable incentive compensation, partially offset by higher wage rates.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2022	2021	Change		2022	2021	Change
Revenue	$2,454	$2,272	8		$5,177	$4,523	14
Operating expenses:
Salaries and employee benefits	1,039	1,029	1		2,098	2,017	4
Purchased transportation	187	244	(23)		408	483	(16)
Rentals	66	62	6		131	121	8
Depreciation and amortization	103	105	(2)		209	204	2
Fuel	211	147	44		439	282	56
Maintenance and repairs	88	67	31		168	130	29
Intercompany charges	130	132	(2)		262	258	2
Other	190	152	25		371	304	22
Total operating expenses	2,014	1,938	4		4,086	3,799	8
Operating income	$440	$334	32		$1,091	$724	51
Operating margin	17.9%	14.7%	320	bp	21.1%	16.0%	510	bp
Average daily shipments (in thousands):
Priority	73.3	81.4	(10)		74.8	80.9	(8)
Economy	31.0	33.1	(6)		31.6	33.3	(5)
Total average daily shipments	104.3	114.5	(9)		106.4	114.2	(7)
Weight per shipment (lbs):
Priority	1,029	1,088	(5)		1,042	1,086	(4)
Economy	940	940	—		939	939	—
Composite weight per shipment	1,002	1,045	(4)		1,011	1,043	(3)
Revenue per shipment:
Priority	$361.57	$305.87	18		$365.76	$298.27	23
Economy	415.35	350.85	18		419.64	341.66	23
Composite revenue per shipment	$377.53	$318.87	18		$381.74	$310.93	23
Revenue per hundredweight:
Priority	$35.14	$28.11	25		$35.10	$27.46	28
Economy	44.21	37.33	18		44.70	36.39	23
Composite revenue per hundredweight	$37.66	$30.51	23		$37.74	$29.80	27

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2022	2021	2022	2021
Operating expenses:
Salaries and employee benefits	42.3%	45.3%	40.5%	44.6%
Purchased transportation	7.6	10.7	7.9	10.7
Rentals	2.7	2.7	2.5	2.7
Depreciation and amortization	4.2	4.6	4.0	4.5
Fuel	8.6	6.5	8.5	6.2
Maintenance and repairs	3.6	3.0	3.2	2.9
Intercompany charges	5.3	5.8	5.1	5.7
Other	7.8	6.7	7.2	6.7
Total operating expenses	82.1	85.3	78.9	84.0
Operating margin	17.9%	14.7%	21.1%	16.0%

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 8% in the second quarter and 14% in the first half of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume.

Revenue per shipment increased 18% in the second quarter and 23% in the first half of 2023 primarily due to revenue quality initiatives, including higher fuel surcharges, partially offset by lower weight per shipment. Average daily shipments decreased 9% in the second quarter and 7% in the first half of 2023 due to volume softness.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 32% in the second quarter and 51% in the first half of 2023 driven by yield improvement, including higher fuel surcharges, partially offset by higher salaries and employee benefits and lower volumes.

Fuel expense increased 44% in the second quarter and 56% in the second half of 2023 primarily due to increased fuel prices. Salaries and employee benefits expense increased 1% in the second quarter and 4% in the first half of 2023 primarily due to merit increases, lower productivity, and a shift from purchased transportation to company linehaul, partially offset by lower volumes. Other operating expense increased 25% in the second quarter and 22% in the first half of 2023 primarily due to higher self-insurance accruals and bad debt. Purchased transportation expense decreased 23% in the second quarter and 16% in the first half of 2023 primarily due to reduced utilization due to a shift to company linehaul and lower volumes.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $4.6 billion at November 30, 2022, compared to $6.9 billion at May 31, 2022, respectively. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2022	2021
Operating activities:
Net income	$1,663	$2,156
Business realignment and optimization costs/(payments), net	(40)	55
Other noncash charges and credits	4,192	4,262
Changes in assets and liabilities	(2,690)	(2,391)
Cash provided by operating activities	3,125	4,082
Investing activities:
Capital expenditures	(3,142)	(3,143)
Purchase of investments	(78)	—
Proceeds from asset dispositions and other	20	31
Cash used in investing activities	(3,200)	(3,112)
Financing activities:
Principal payments on debt	(32)	(72)
Proceeds from stock issuances	89	111
Dividends paid	(598)	(400)
Purchase of treasury stock	(1,500)	(748)
Other, net	1	—
Cash used in financing activities	(2,040)	(1,109)
Effect of exchange rate changes on cash	(136)	(115)
Net decrease in cash and cash equivalents	$(2,251)	$(254)
Cash and cash equivalents at the end of period	$4,646	$6,833

Cash flows from operating activities decreased $957 million in the first half of 2023 primarily due to lower net income and decreased accounts payable, partially offset by lower variable incentive compensation payments. Capital expenditures were flat during the first half of 2023. See “Capital Resources” for a discussion of capital expenditures during 2023 and 2022.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, during the second quarter of 2023, we entered into an ASR agreement with a bank to repurchase an aggregate of $1.5 billion of our common stock. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information. As of November 30, 2022, $2.6 billion remained available for repurchases under the current stock repurchase program. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change 2022/2021
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2022	2021	2022	2021	Ended	Ended

Aircraft and related equipment	$671	$582	$874	$1,346	15	(35)
Package handling and ground support equipment	505	401	941	710	26	33
Vehicles and trailers	132	59	349	146	124	139
Information technology	248	284	449	467	(13)	(4)
Facilities and other	302	247	529	474	22	12
Total capital expenditures	$1,858	$1,573	$3,142	$3,143	18	—

FedEx Express segment	$994	$829	$1,524	$1,877	20	(19)
FedEx Ground segment	572	455	1,013	807	26	26
FedEx Freight segment	90	28	240	41	221	485
FedEx Services segment	168	233	297	370	(28)	(20)
Other	34	28	68	48	21	42
Total capital expenditures	$1,858	$1,573	$3,142	$3,143	18	—

Capital expenditures increased in the second quarter of 2023 primarily due to increased spending on package handling equipment at FedEx Ground and FedEx Express, aircraft and related equipment at FedEx Express, and vehicles and trailers at FedEx Freight and FedEx Ground. Capital expenditures were flat in the first half of 2023 primarily due to decreased spending on aircraft and related equipment at FedEx Express, partially offset by increased spending on package handling equipment at all transportation segments, as well as vehicles and trailers at FedEx Freight and FedEx Ground.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.0 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of November 30, 2022 and May 31, 2022 (in millions):

	November 30, 2022	May 31, 2022
Current Assets	$10,485	$11,768
Intercompany Receivable	3,561	4,157
Total Assets	88,870	88,331
Current Liabilities	10,232	10,324
Intercompany Payable	—	—
Total Liabilities	60,427	58,883

The following table presents the summarized statement of income information for the six-month period ended November 30, 2022 (in millions):

Revenue	$33,973
Intercompany Charges, net	(2,798)
Operating Income	2,323
Intercompany Charges, net	72
Income Before Income Taxes	2,298
Net Income	$1,846

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of November 30, 2022 and May 31, 2022 (in millions):

	November 30, 2022	May 31, 2022
Current Assets	$3,382	$4,687
Intercompany Receivable	—	—
Total Assets	68,975	68,449
Current Liabilities	5,178	5,155
Intercompany Payable	9,382	7,473
Total Liabilities	48,892	47,830

The following table presents the summarized statement of income information for the six-month period ended November 30, 2022 (in millions):

Revenue	$12,200
Intercompany Charges, net	(2,022)
Operating Income	320
Intercompany Charges, net	136
Income Before Income Taxes	1,314
Net Income	$1,327

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the challenging macroeconomic environment, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $4.6 billion in cash at November 30, 2022 and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, and dividend payments.

We entered into an ASR agreement with a bank in October 2022 to repurchase an aggregate of $1.5 billion of our common stock in the second quarter of 2023. Under the terms of the ASR agreement, approximately 80% of the shares were delivered to FedEx in the second quarter of 2023 and the remaining shares are anticipated to be delivered in December 2022.

Our cash and cash equivalents balance at November 30, 2022 includes $2.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

In response to continued softening of our volume trends and lower revenue outlook, we are reducing our expected capital expenditures by $400 million from our previous forecast of $6.3 billion in 2023. We now expect capital expenditures of approximately $5.9 billion in 2023. We expect our capital spend to be lower compared to 2022 due to lower aircraft fleet modernization spend, partially offset by increased investment in replacement vehicles including our vehicle electrification initiative, information technology, and strategic investments aimed to optimize operations across our networks. We invested $0.9 billion in aircraft and related equipment in the first half of 2023 and expect to invest an additional $0.5 billion for aircraft and related equipment during the remainder of 2023. Included within our expected 2023 capital expenditures are our continued investments in the FedEx Express Indianapolis hub and FedEx Express Memphis World Hub, which are expected to total $1.5 billion and $1.8 billion, respectively, over the life of each project. While we continue to invest in our business, the capital intensity relative to revenue is expected to remain below historical levels.

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

During the first half of 2023, we made voluntary contributions totaling $400 million to our U.S. Pension Plans. We anticipate making $400 million of additional voluntary contributions during the second half of 2023. There are currently no required minimum contributions to our U.S. Pension Plans based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.5 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2022, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Realignment and Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Critical Accounting Estimates,” and “Legal Proceedings,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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
•
failure to receive or collect expected insurance coverage;
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

•
loss or delay in the collection of accounts receivable;
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
•
adverse rulings on appeals and in other future judicial decisions, subsequent adverse jury findings, and changes in judicial precedent;
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
•
constraints, volatility, or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet Credit Agreement financial covenants; and
•
other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under Part I, Item IA. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q and current reports on Form 8-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2022, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2023, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first six months of 2022, and this strengthening had a slightly negative effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2022 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2022, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on the design and operating effectiveness of our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements, which is incorporated by reference herein.

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

Our future financial results will suffer, and we may not be able to achieve our 2025 financial performance goals, if we fail to successfully implement our cost control actions and program to improve long-term profitability. We are making significant decisions in connection with our long-term business strategy. In addition to the initiatives and enhancements discussed in our Annual Report, in the first quarter of 2023, we announced a comprehensive program to improve FedEx’s long-term profitability. We are also continuing to implement cost control actions to mitigate the effect of volume declines. See Item 2 of this quarterly report (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) under “Results of Operations – Consolidated Results – Outlook” for additional information.

We may not be able to achieve the expected operational efficiencies, cost savings, and other benefits from these initiatives and enhancements. The actual amount and timing of costs to be incurred and related cost savings resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could result in asset impairment charges. Changes in our business strategy may also expose us to new and heightened risks. If we are not able to successfully implement our cost control actions and program to improve long-term profitability, our future financial results will suffer and we may not be able to achieve our 2025 financial performance goals.

Our failure to meet our purchased transportation needs, as well as increases in purchased transportation costs, could adversely impact our business and results of operations. Our ability to meet our purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified persons in the markets where service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, fuel and energy prices, changes in the business or financial soundness of service providers, interest in contracting with FedEx, inflation, safety levels of our operations, our reputation within the transportation market, the effect of a widespread public health crisis, the availability of child care, and vaccine mandates that may be announced in jurisdictions in which our service providers operate. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase pay rates or modify contract terms and may refuse to provide service to FedEx in connection with such initiatives. While we believe we will be able to effectively meet our purchased transportation needs during the remainder of 2023, our inability to do so could increase our costs, hinder our ability to execute our business strategy, negatively impact service levels, and adversely affect our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Sep. 1-30, 2022	—	$—	—	$4,070
Oct. 1-31, 2022	7,922,884	151.46	7,922,884	2,570
Nov. 1-30, 2022	—	—	—	2,570
Total	7,922,884		7,922,884	$2,570

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. As of December 16, 2022, $2.6 billion remains available to be used for repurchases under the program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

As part of the repurchase program, we entered into an ASR agreement with a bank in October 2022 to repurchase $1.5 billion of our common stock. At the beginning of the repurchase period, we delivered $1.5 billion cash and received 7.9 million shares based on a stock price of $151.46. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of our stock, less a discount, during the term of the agreement. Purchases under the ASR agreement are expected to be completed in December 2022.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transaction.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: December 20, 2022	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer