Form 10-Q
period 2023-02-28
FEDEX CORP
filed 2023-03-16
CIK 1048911

l

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 14, 2023
Common Stock, par value $0.10 per share	251,351,937

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets February 28, 2023 and May 31, 2022	3
Condensed Consolidated Statements of Income Three and Nine Months Ended February 28, 2023 and 2022	5
Condensed Consolidated Statements of Comprehensive Income Three and Nine Months Ended February 28, 2023 and 2022	6
Condensed Consolidated Statements of Cash Flows Nine Months Ended February 28, 2023 and 2022	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Nine Months Ended February 28, 2023 and 2022	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	20
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4. Controls and Procedures	44

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	44
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 5. Other Information	46
ITEM 6. Exhibits	47
Signature	48

Exhibit 10.1
Exhibit 10.2
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2023 (Unaudited)	May 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,373	$6,897
Receivables, less allowances of $784 and $692	10,721	11,863
Spare parts, supplies, and fuel, less allowances of $275 and $360	631	637
Prepaid expenses and other	1,219	968
Total current assets	17,944	20,365
PROPERTY AND EQUIPMENT, AT COST	79,335	75,275
Less accumulated depreciation and amortization	39,486	37,184
Net property and equipment	39,849	38,091
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,410	16,613
Goodwill	6,455	6,544
Other assets	4,117	4,381
Total other long-term assets	27,982	27,538
	$85,775	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2023 (Unaudited)	May 31, 2022
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$147	$82
Accrued salaries and employee benefits	2,266	2,531
Accounts payable	3,987	4,030
Operating lease liabilities	2,446	2,443
Accrued expenses	4,734	5,188
Total current liabilities	13,580	14,274
LONG-TERM DEBT, LESS CURRENT PORTION	20,122	20,182
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,313	4,093
Pension, postretirement healthcare, and other benefit obligations	3,779	4,448
Self-insurance accruals	3,201	2,889
Operating lease liabilities	15,373	14,487
Other liabilities	674	682
Total other long-term liabilities	27,340	26,599
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2023 and May 31, 2022	32	32
Additional paid-in capital	3,735	3,712
Retained earnings	34,040	32,782
Accumulated other comprehensive loss	(1,308)	(1,103)
Treasury stock, at cost	(11,766)	(10,484)
Total common stockholders’ investment	24,733	24,939
	$85,775	$85,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2023	2022	2023	2022

REVENUE	$22,169	$23,641	$68,225	$69,118
OPERATING EXPENSES:
Salaries and employee benefits	7,817	8,244	23,468	24,155
Purchased transportation	5,402	6,272	16,834	18,172
Rentals and landing fees	1,205	1,225	3,559	3,535
Depreciation and amortization	1,031	986	3,101	2,952
Fuel	1,350	1,201	4,765	3,355
Maintenance and repairs	789	822	2,575	2,530
Business optimization and realignment costs	123	107	197	218
Other	3,410	3,458	10,317	9,880
	21,127	22,315	64,816	64,797
OPERATING INCOME	1,042	1,326	3,409	4,321
OTHER (EXPENSE) INCOME:
Interest, net	(122)	(163)	(391)	(478)
Other retirement plans, net	102	211	304	380
Other, net	—	1	(87)	(11)
	(20)	49	(174)	(109)
INCOME BEFORE INCOME TAXES	1,022	1,375	3,235	4,212
PROVISION FOR INCOME TAXES	251	263	801	944
NET INCOME	$771	$1,112	$2,434	$3,268
EARNINGS PER COMMON SHARE:
Basic	$3.07	$4.26	$9.52	$12.36
Diluted	$3.05	$4.20	$9.46	$12.17
DIVIDENDS DECLARED PER COMMON SHARE	$1.15	$0.75	$4.60	$3.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
NET INCOME	$771	$1,112	$2,434	$3,268
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax (expense)/benefit of ($5) and $22 in 2023 and ($3) and $1 in 2022	80	91	(199)	(150)
Amortization of prior service credit, net of tax benefit of $0 and $1 in 2023 and $1 and $2 in 2022	(3)	(1)	(6)	(5)
	77	90	(205)	(155)
COMPREHENSIVE INCOME	$848	$1,202	$2,229	$3,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended February 28,
	2023	2022
Operating Activities:
Net income	$2,434	$3,268
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,101	2,952
Provision for uncollectible accounts	536	327
Stock-based compensation	142	151
Retirement plans mark-to-market adjustments	—	260
Other noncash items including leases and deferred income taxes	2,425	2,498
Business optimization and realignment costs/(payments), net	20	128
Changes in assets and liabilities:
Receivables	373	(66)
Other assets	(110)	(235)
Accounts payable and other liabilities	(3,534)	(2,892)
Other, net	14	(61)
Cash provided by operating activities	5,401	6,330
Investing Activities:
Capital expenditures	(4,420)	(4,379)
Purchase of investments	(82)	(145)
Proceeds from asset dispositions and other	72	71
Cash used in investing activities	(4,430)	(4,453)
Financing Activities:
Principal payments on debt	(123)	(113)
Proceeds from stock issuances	114	151
Dividends paid	(888)	(598)
Purchase of treasury stock	(1,500)	(2,248)
Other, net	1	—
Cash used in financing activities	(2,396)	(2,808)
Effect of exchange rate changes on cash	(99)	(91)
Net decrease in cash and cash equivalents	(1,524)	(1,022)
Cash and cash equivalents at beginning of period	6,897	7,087
Cash and cash equivalents at end of period	$5,373	$6,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2023	2022	2023	2022
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,487	3,653	3,712	3,481
Purchase of treasury stock	218	(9)	(82)	(9)
Employee incentive plans and other	30	42	105	214
Ending Balance	3,735	3,686	3,735	3,686
Retained Earnings
Beginning Balance	33,557	31,307	32,782	29,817
Net Income	771	1,112	2,434	3,268
Cash dividends declared ($1.15, $0.75, $4.60, and $3.00 per share)	(288)	(194)	(1,176)	(792)
Employee incentive plans and other	—	—	—	(68)
Ending Balance	34,040	32,225	34,040	32,225
Accumulated Other Comprehensive Loss
Beginning Balance	(1,385)	(977)	(1,103)	(732)
Other comprehensive income/(loss), net of tax (expense)/benefit of ($5), ($2), $23, and $3	77	90	(205)	(155)
Ending Balance	(1,308)	(887)	(1,308)	(887)
Treasury Stock
Beginning Balance	(11,576)	(9,075)	(10,484)	(8,430)
Purchase of treasury stock (1.3, 6.1, 9.2, and 8.9 million shares)	(218)	(1,491)	(1,418)	(2,239)
Employee incentive plans and other (0.2, 0.3, 1.0, and 1.1 million shares)	28	36	136	139
Ending Balance	(11,766)	(10,530)	(11,766)	(10,530)
Total Common Stockholders’ Investment Balance	$24,733	$24,526	$24,733	$24,526

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2023, and the results of our operations for the three- and nine-month periods ended February 28, 2023 and 2022, cash flows for the nine-month periods ended February 28, 2023 and 2022, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2023 and 2022. Operating results for the three- and nine-month periods ended February 28, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2023.

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

Gross contract assets related to in-transit shipments totaled $737 million and $861 million at February 28, 2023 and May 31, 2022, respectively. Contract assets net of deferred unearned revenue were $527 million and $623 million at February 28, 2023 and May 31, 2022, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $15 million and $8 million at February 28, 2023 and May 31, 2022, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended February 28. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,165	$2,275	$6,718	$6,694
U.S. overnight envelope	478	479	1,477	1,435
U.S. deferred	1,346	1,422	3,886	3,960
Total U.S. domestic package revenue	3,989	4,176	12,081	12,089
International priority	2,566	2,991	8,286	8,937
International economy	698	697	2,116	2,072
Total international export package revenue	3,264	3,688	10,402	11,009
International domestic(1)	1,003	1,016	3,013	3,277
Total package revenue	8,256	8,880	25,496	26,375
Freight:
U.S.	719	712	2,299	2,262
International priority	687	948	2,387	2,815
International economy	358	378	1,123	1,230
International airfreight	47	40	126	134
Total freight revenue	1,811	2,078	5,935	6,441
Other	278	346	905	1,059
Total FedEx Express segment	10,345	11,304	32,336	33,875
FedEx Ground segment	8,658	8,800	25,211	24,741
FedEx Freight segment	2,186	2,253	7,363	6,776
FedEx Services segment	87	65	225	177
Other and eliminations(2)	893	1,219	3,090	3,549
	$22,169	$23,641	$68,225	$69,118
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

Our stock-based compensation expense was $34 million for the three-month period ended February 28, 2023 and $142 million for the nine-month period ended February 28, 2023. Our stock-based compensation expense was $39 million for the three-month period ended February 28, 2022 and $151 million for the nine-month period ended February 28, 2022. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the first quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. At FedEx Express, we plan to reconfigure the air network, optimize sorts and surface linehaul, drive efficiencies in Europe, and harmonize the global clearance process. At FedEx Ground Package System, Inc. (“FedEx Ground”), we are transforming our pickup-and-delivery, package sortation, and transportation operations through enhanced planning tools, advanced data analytics, and increased focus on investment returns in order to drive efficiency improvements. Additionally, we plan to transform our back-office operations through automation, modernizing our infrastructure, and further consolidating the shared-services functions, resulting in procurement and other cost savings from shared and allocated overhead expenses. The DRIVE program will also facilitate the achievement of Network 2.0, a plan to consolidate sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul networks by moving beyond discrete collaboration to an end-to-end optimized network.

We incurred costs associated with our business optimization activities of $120 million ($92 million, net of tax, or $0.36 per diluted share) in the third quarter and $180 million ($138 million, net of tax, or $0.53 per diluted share) in the nine months of 2023. These costs were primarily related to consulting services, severance and related costs associated with organizational changes announced in the third quarter of 2023, and idling our operations in Russia. These business optimization costs are included in Corporate, other, and eliminations and FedEx Express.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and is substantially complete as of February 28, 2023.

We incurred costs associated with our business realignment activities of $3 million ($2 million, net of tax, or $0.01 per diluted share) in the third quarter and $17 million ($13 million, net of tax, or $0.05 per diluted share) in the nine months of 2023. We incurred costs associated with our business realignment activities of $107 million ($82 million, net of tax, or $0.31 per diluted share) in the third quarter and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $18 million in the third quarter and $102 million in the nine months of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $415 million through 2023.

For additional information about the business optimization and realignment costs, see the section titled “Business Optimization and Realignment Costs” included in Item 2 of this Form 10-Q (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”).

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of February 28, 2023, we had €136 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of February 28, 2023, the hedge remains effective.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standard provides optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The guidance was effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of February 28, 2023, we continue to monitor our contracts and transactions for potential application of this ASU.

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

As of February 28, 2023, these investments were not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a new stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022 to repurchase an aggregate of $1.5 billion of our common stock.

During the third quarter of 2023, the ASR transaction was completed, and 1.3 million shares were delivered under the ASR agreement. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The 1.3 million shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the third quarter of 2023.

During the nine months ended February 28, 2023, we repurchased 9.2 million shares of FedEx common stock at an average price of $163.39 per share for a total of $1.5 billion. As of February 28, 2023, approximately $2.6 billion remained available to use for repurchases under the program.

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

DIVIDENDS DECLARED PER COMMON SHARE. On February 17, 2023, our Board of Directors declared a quarterly dividend of $1.15 per share of common stock. The dividend will be paid on April 3, 2023 to stockholders of record as of the close of business on March 13, 2023. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
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

Credit losses were $111 million for the three-month period ended February 28, 2023 and $536 million for the nine-month period ended February 28, 2023. Credit losses were $116 million for the three-month period ended February 28, 2022 and $327 million for the nine-month period ended February 28, 2022. Our allowance for credit losses was $452 million at February 28, 2023 and $340 million at May 31, 2022.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Foreign currency translation loss:
Balance at beginning of period	$(1,427)	$(1,026)	$(1,148)	$(785)
Translation adjustments	80	91	(199)	(150)
Balance at end of period	(1,347)	(935)	(1,347)	(935)
Retirement plans adjustments:
Balance at beginning of period	42	49	45	53
Reclassifications from AOCI	(3)	(1)	(6)	(5)
Balance at end of period	39	48	39	48
Accumulated other comprehensive (loss) at end of period	$(1,308)	$(887)	$(1,308)	$(887)

The following table presents details of the reclassifications from AOCI for the periods ended February 28 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Amortization of retirement plans prior service credits, before tax	$3	$2	$7	$7	Other retirement plans, net
Income tax benefit	—	(1)	(1)	(2)	Provision for income taxes
AOCI reclassifications, net of tax	$3	$1	$6	$5	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at February 28, 2023. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of February 28, 2023, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market (“MTM”) adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.99 to 1.0 at February 28, 2023.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.7 billion at February 28, 2023 and $19.8 billion at May 31, 2022, compared with estimated fair values of $17.1 billion at February 28, 2023 and $18.8 billion at May 31, 2022. The annualized weighted-average interest rate on long-term debt was 3.5% at February 28, 2023. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Basic earnings per common share:
Net earnings allocable to common shares(1)	$770	$1,110	$2,430	$3,262
Weighted-average common shares	251	261	255	264
Basic earnings per common share	$3.07	$4.26	$9.52	$12.36
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$770	$1,110	$2,430	$3,262
Weighted-average common shares	251	261	255	264
Dilutive effect of share-based awards	2	4	2	4
Weighted-average diluted shares	253	265	257	268
Diluted earnings per common share	$3.05	$4.20	$9.46	$12.17
Anti-dilutive options excluded from diluted earnings per common share	7.8	4.4	7.7	3.8

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Defined benefit pension plans, net	$59	$2	$176	$(3)
Defined contribution plans	242	226	714	577
Postretirement healthcare plans	24	22	70	67
Retirement plans MTM net loss	—	—	—	260
	$325	$250	$960	$901

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Service cost	$162	$209	$13	$14	$10	$12
Other retirement plans expense (income):
Interest cost	304	254	8	8	14	10
Expected return on plan assets	(422)	(478)	(3)	(3)	—	—
Amortization of prior service credit and other	(1)	(1)	(2)	(1)	—	—
	(119)	(225)	3	4	14	10
	$43	$(16)	$16	$18	$24	$22

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Service cost	$488	$625	$34	$43	$28	$36
Other retirement plans expense (income):
Interest cost	913	765	25	27	42	31
Expected return on plan assets	(1,266)	(1,433)	(11)	(23)	—	—
Amortization of prior service credit and other	(5)	(5)	(2)	(2)	—	—
MTM net loss	—	36	—	224	—	—
	(358)	(637)	12	226	42	31
	$130	$(12)	$46	$269	$70	$67

For 2023, no pension contributions are required for our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) as they are fully funded under the Employee Retirement Income Security Act. We made voluntary contributions to our U.S. Pension Plans of $800 million during the nine months of 2023.

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

Corporate, Other, and Eliminations

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. was merged into FedEx Dataworks during the third quarter of 2023.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28 (in millions):

	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Revenue:
FedEx Express segment	$10,345	$11,304	$32,336	$33,875
FedEx Ground segment	8,658	8,800	25,211	24,741
FedEx Freight segment	2,186	2,253	7,363	6,776
FedEx Services segment	87	65	225	177
Other and eliminations	893	1,219	3,090	3,549
	$22,169	$23,641	$68,225	$69,118
Operating income (loss):
FedEx Express segment	$119	$520	$634	$2,036
FedEx Ground segment	844	641	2,136	1,793
FedEx Freight segment	386	337	1,477	1,061
Corporate, other, and eliminations	(307)	(172)	(838)	(569)
	$1,042	$1,326	$3,409	$4,321

(8) Commitments

As of February 28, 2023, our purchase commitments under various contracts for the remainder of 2023 and annually thereafter were as follows (in millions):

	Aircraft and Related	Other(1)	Total
2023 (remainder)	$271	$228	$499
2024	1,944	717	2,661
2025	1,565	550	2,115
2026	568	442	1,010
2027	296	172	468
Thereafter	1,913	139	2,052
Total	$6,557	$2,248	$8,805

(1)
Primarily equipment and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of February 28, 2023, we had $930 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2023 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2023 (remainder)	5	4	3	—	12
2024	13	8	14	4	39
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	44	19	27	6	96

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of February 28, 2023 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2023 (remainder)	$34	$570	$604	$34	$638
2024	103	2,905	3,008	91	3,099
2025	84	2,600	2,684	38	2,722
2026	81	2,322	2,403	30	2,433
2027	80	2,046	2,126	22	2,148
Thereafter	170	9,790	9,960	669	10,629
Total lease payments	552	20,233	20,785	884	21,669
Less imputed interest	(43)	(2,923)	(2,966)	(345)	(3,311)
Present value of lease liability	$509	$17,310	$17,819	$539	$18,358

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 28, 2023, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $2.3 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2023 to 2024.

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

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, on October 25, 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of $1.16 million for emotional distress and punitive damages of $365 million for the retaliation claims. The court entered final judgment in the amount of the jury verdict. FedEx Services has appealed the verdict to the U.S. Court of Appeals for the Fifth Circuit. FedEx Services will argue on appeal that plaintiff’s claims were not timely filed, punitive damages are not warranted at all and, if allowed, must be reduced to no greater than a single-digit multiple of the award for compensatory damages based on the United States Supreme Court’s ruling in State Farm v. Campbell, and the compensatory damages award must be reduced to conform with the evidence and the Fifth Circuit’s maximum recovery rule. FedEx Services will argue in the alternative that a new trial should be granted.

FedEx believes ultimate compensatory and punitive damages and pre- and post-judgment interest up to $75 million will be covered by insurance, subject to a retention of $5 million. An immaterial loss accrual below the retention has been recorded in FedEx’s consolidated financial statements.

FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleges compensatory and punitive damages against FedEx Ground for negligent and gross negligent hiring and retention, as well as negligent entrustment. The service provider and driver are also named as defendants in the lawsuit. An immaterial loss accrual has been recorded in FedEx’s consolidated financial statements. It is reasonably possible that an additional material loss could be incurred. Given the early stage of the litigation, we cannot estimate the amount or range of such additional loss, if any.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28 was as follows (in millions):

	2023	2022
Cash payments for:
Interest (net of capitalized interest)	$497	$496
Income taxes	$823	$628
Income tax refunds received	(50)	(180)
Cash tax payments, net	$773	$448

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 28, 2023, the related condensed consolidated statements of income, comprehensive income and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2023 and 2022, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 16, 2023

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

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade. Our results for the third quarter and nine months of 2023 were adversely impacted by lower global volumes due to weak economic conditions.

COVID-19 Pandemic and Supply Chain

The coronavirus (“COVID-19”) pandemic had varying impacts on the demand for our services and our business operations and has contributed to global supply chain disruptions, particularly in 2022. We are shifting to operating in a more stable post-COVID-19 environment with less restrictions. Supply and demand trends are beginning to normalize resulting in improvements in the availability of labor and vehicles, trailers, and other package handling equipment.

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

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results. While fuel expense increased during the third quarter and nine months of 2023 compared to the third quarter and nine months of 2022 due to higher fuel prices, we were able to offset higher prices through yield management actions.

Geopolitical Conflicts

Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. The conflict between Russia and Ukraine that began in February 2022 continues as of the date of this quarterly report. The safety of our team members in Ukraine is our top priority. As we focus on the safety of our team members, we have suspended all services in Ukraine and Belarus. We also temporarily idled our operations in Russia and reduced our presence to the minimum required for purposes of maintaining a legal presence with active transport licenses. As a result, we incurred an immaterial amount of severance and other related expenses in the second quarter of 2023, which is included in business optimization expenses at FedEx Express for the nine months of 2023. While we do not expect this conflict to have a direct material impact on our business or results of operations, the broader consequences are adversely affecting the global economy and fuel prices generally and may also have the effect of heightening other risks disclosed in our Annual Report. See “Results of Operations – Consolidated Results – Business Optimization and Realignment Costs” below for additional information.

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

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$22,169	$23,641	(6)		$68,225	$69,118	(1)
Operating income (loss):
FedEx Express segment	119	520	(77)		634	2,036	(69)
FedEx Ground segment	844	641	32		2,136	1,793	19
FedEx Freight segment	386	337	15		1,477	1,061	39
Corporate, other, and eliminations	(307)	(172)	(78)		(838)	(569)	(47)
Consolidated operating income	1,042	1,326	(21)		3,409	4,321	(21)
Operating margin:
FedEx Express segment	1.2%	4.6%	(340)	bp	2.0%	6.0%	(400)	bp
FedEx Ground segment	9.7%	7.3%	240	bp	8.5%	7.2%	130	bp
FedEx Freight segment	17.7%	15.0%	270	bp	20.1%	15.7%	440	bp
Consolidated operating margin	4.7%	5.6%	(90)	bp	5.0%	6.3%	(130)	bp
Consolidated net income	$771	$1,112	(31)		$2,434	$3,268	(26)
Diluted earnings per share	$3.05	$4.20	(27)		$9.46	$12.17	(22)

	Change in Revenue		Change in Operating Results
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(959)	$(1,539)	$(401)	$(1,402)
FedEx Ground segment	(142)	470	203	343
FedEx Freight segment	(67)	587	49	416
FedEx Services segment	22	48	—	—
Corporate, other, and eliminations	(326)	(459)	(135)	(269)
	$(1,472)	$(893)	$(284)	$(912)

Overview

Our results for the third quarter of 2023 continued to be negatively impacted by macroeconomic conditions, including inflation well above normal and historical levels, and rising global interest rates. In response to market conditions, we continued implementing cost reductions and focusing on yield improvement and revenue quality to mitigate the effect of volume declines. These cost reductions include reducing flight hours, temporarily parking aircraft, improving productivity, reducing certain peak wage programs, consolidating and closing sorts, canceling network capacity projects, and reducing select Sunday operations. Volume declines were partially offset by yield improvements, including fuel surcharge increases, resulting in a decrease in revenue in the third quarter and nine months of 2023.

Operating income includes $120 million ($92 million, net of tax, or $0.36 per diluted share) in the third quarter and $180 million ($138 million, net of tax, or $0.53 per diluted share) in the nine months of 2023 associated with our business optimization strategy announced in 2023. Operating income also includes business realignment costs of $3 million ($2 million, net of tax, or $0.01 per diluted share) in the third quarter and $17 million ($13 million, net of tax, or $0.05 per diluted share) in the nine months of 2023 associated with our workforce reduction plan in Europe announced in 2021. We recognized $107 million ($82 million, net of tax, or $0.31 per diluted share) of costs in the third quarter of 2022 and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022 under this program. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

Operating income included TNT Express integration expenses of $29 million ($23 million, net of tax, or $0.08 per diluted share) in the third quarter and $92 million ($71 million, net of tax, or $0.27 per diluted share) in the nine months of 2022.

Consolidated net income in the nine months of 2022 included a pre-tax, noncash net loss of $260 million ($195 million, net of tax; $0.73 per diluted share) associated with our mark-to-market retirement plans accounting adjustments. See Note 6 of the accompanying unaudited condensed consolidated financial statements for more information.

The comparison of net income between 2023 and 2022 is affected by a tax benefit of $78 million ($0.29 per diluted share) recognized in 2022 related to revisions of prior-year tax estimates for actual tax return results. See the “Income Taxes” section of this MD&A for additional information.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022, which was completed in December 2022, to repurchase an aggregate of $1.5 billion of our common stock. Share repurchases had a benefit of $0.10 per diluted share for the third quarter and $0.17 per diluted share for the nine months of 2023. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition—Liquidity” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information on our repurchase program.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
3,500
3,300
3,100
2,900
2,700
3,311
2,993
2,840
2,783
2,850
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023

FedEx Express
International(1)
Average Daily Package Volume
3,000
2,500
2,000
1,500
1,000
500
1,866
1,808
1,706
1,950
1,805
1,081
1,018
960
1,021
981
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
International domestic
International export

FedEx Ground
Average Daily Package Volume(2)
5,100
4,100
3,100
2,100
1,100
100
4,860
4,500
4,368
4,523
4,359
4,503
3,981
3,912
4,084
4,226
1,207
879
730
828
843
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume(2)
18,000
17,500
17,000
16,500
16,000
15,500
15,000
14,500
14,000
16,828
15,179
14,516
15,189
15,064
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023

FedEx Express
Average Daily Freight Pounds(3)
23,500
20,500
17,500
14,500
11,500
8,500
5,500
19,358
19,127
17,209
18,373
16,777
7,370
7,660
7,313
7,503
6,681
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
International
U.S.

FedEx Freight
Average Daily Shipments
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
75.0
79.6
76.2
73.3
65.4
30.4
33.3
32.1
31.0
27.7
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
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

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected yield trends over the five most recent quarters:

FedEx Express
U.S. Domestic
Revenue per Package - Yield
$24.00
$23.00
$22.00
$21.00
$20.00
$19.00
$18.00
$20.34
$22.08
$22.36
$22.61
$22.57
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$55.06
$59.82
$57.78
$54.93
$53.67
$8.78
$9.05
$8.78
$8.43
$8.96
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
$1.56
$1.57
$1.68
$1.66
$1.74
$1.14
$1.20
$1.17
$1.07
$1.05
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$9.00
$10.62
$11.41
$11.48
$11.55
$11.80
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023

FedEx Freight
Revenue per Shipment
$460.00
$440.00
$420.00
$400.00
$380.00
$360.00
$340.00
$320.00
$300.00
$376.76
$412.09
$423.59
$415.35
$418.65
$329.05
$357.94
$369.60
$361.57
$366.17
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 6% in the third quarter and 1% in the nine months of 2023 primarily due to global volume declines at all of our transportation segments, partially offset by yield improvement, including higher fuel surcharges.

FedEx Express revenue decreased 8% in the third quarter and 5% in the nine months of 2023 due to lower global volume and unfavorable foreign currency, partially offset by yield improvement, including higher fuel surcharges. In the third quarter and nine months of 2023, revenue at Corporate, other, and eliminations decreased due to lower volumes and yields at FedEx Logistics, Inc. (“FedEx Logistics”). FedEx Freight revenue decreased 3% in the third quarter and increased 9% in the nine months of 2023. The third quarter decrease was primarily due to lower volumes, partially offset by yield improvement, including higher fuel surcharges. The nine-months increase was primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume. Revenue at FedEx Ground decreased 2% in the third quarter and increased 2% in the nine months of 2023. The third quarter decrease was primarily due to lower volumes, partially offset by yield improvement, including higher fuel surcharges. The nine-months increase was primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volumes.

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2023	2022	Change	2023	2022	Change
Operating expenses:
Salaries and employee benefits	$7,817	$8,244	(5)	$23,468	$24,155	(3)
Purchased transportation	5,402	6,272	(14)	16,834	18,172	(7)
Rentals and landing fees	1,205	1,225	(2)	3,559	3,535	1
Depreciation and amortization	1,031	986	5	3,101	2,952	5
Fuel	1,350	1,201	12	4,765	3,355	42
Maintenance and repairs	789	822	(4)	2,575	2,530	2
Business optimization and realignment costs	123	107	15	197	218	(10)
Other	3,410	3,458	(1)	10,317	9,880	4
Total operating expenses	21,127	22,315	(5)	64,816	64,797	—
Operating income	$1,042	$1,326	(21)	$3,409	$4,321	(21)

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	35.3%	34.9%	34.4%	34.9%
Purchased transportation	24.4	26.5	24.7	26.3
Rentals and landing fees	5.4	5.2	5.2	5.1
Depreciation and amortization	4.6	4.2	4.5	4.3
Fuel	6.1	5.1	7.0	4.8
Maintenance and repairs	3.6	3.5	3.8	3.7
Business optimization and realignment costs	0.5	0.4	0.3	0.3
Other	15.4	14.6	15.1	14.3
Total operating expenses	95.3	94.4	95.0	93.7
Operating margin	4.7%	5.6%	5.0%	6.3%

Operating income declined in the third quarter and nine months of 2023 primarily due to lower volumes at each of our transportation segments, partially offset by yield improvement, including higher fuel surcharges, as well as cost reductions such as reducing flight hours, temporarily parking aircraft, improving productivity, reducing certain peak wage programs, consolidating and closing sorts, and reducing select Sunday operations. These cost reductions more than offset the effects of global inflation, which drove higher operating expenses related to fuel, other operating expenses, salaries and employee benefits, and purchased transportation.

Fuel expense increased 12% in the third quarter and 42% in the nine months of 2023 due to higher fuel prices, partially offset by lower usage. Other operating expenses increased 4% in the nine months of 2023 primarily due to higher self-insurance accruals and bad debt, partially offset by favorable foreign currency impacts, lower professional fees, and lower outside service contract expense. Purchased transportation decreased 14% in the third quarter and 7% in the nine months due to lower volume and favorable currency impacts, partially offset by increased fuel prices and lower productivity. Salaries and employee benefits decreased 5% in the third quarter and 3% in the nine months due to decreased staffing to align with lower volumes, favorable currency impacts, and lower variable incentive compensation, partially offset by increased wage rates.

Business Optimization and Realignment Costs

In the first quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. At FedEx Express, we plan to reconfigure the air network, optimize sorts and surface linehaul, drive efficiencies in Europe, and harmonize the global clearance process. At FedEx Ground, we are transforming our pickup-and-delivery, package sortation, and transportation operations through enhanced planning tools, advanced data analytics, and increased focus on investment returns in order to drive efficiency improvements. Additionally, we plan to transform our back-office operations through automation, modernizing our infrastructure, and further consolidating the shared-services functions, resulting in procurement and other cost savings from shared and allocated overhead expenses. The DRIVE program will also facilitate the achievement of Network 2.0, a plan to consolidate sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network.

We incurred costs associated with our business optimization activities of $120 million ($92 million, net of tax, or $0.36 per diluted share) in the third quarter and $180 million ($138 million, net of tax, or $0.53 per diluted share) in the nine months of 2023. These costs were primarily related to consulting services, severance and related costs associated with organizational changes announced in the third quarter of 2023, and idling our operations in Russia. These business optimization costs are included in Corporate, other, and eliminations and FedEx Express. We expect the pre-tax cost of our business optimization activities to be approximately $2.0 billion through 2025.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and is substantially complete as of February 28, 2023.

We incurred costs associated with our business realignment activities of $3 million ($2 million, net of tax, or $0.01 per diluted share) in the third quarter and $17 million ($13 million, net of tax, or $0.05 per diluted share) in the nine months of 2023. We incurred costs associated with our business realignment activities of $107 million ($82 million, net of tax, or $0.31 per diluted share) in the third quarter and $218 million ($168 million, net of tax, or $0.63 per diluted share) in the nine months of 2022. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $18 million in the third quarter and $102 million in the nine months of 2023. We expect the pre-tax cost of our business realignment activities to be approximately $415 million through 2023. We expect savings from our business realignment activities to be approximately $275 million on an annualized basis beginning in 2024.

Income Taxes

Our effective tax rate was 24.6% for the third quarter and 24.8% for the nine months of 2023, compared to 19.1% for the third quarter and 22.4% for the nine months of 2022. The 2023 tax rates were unfavorably impacted primarily by lower earnings in certain non-U.S. jurisdictions. The tax rates for 2022 include a benefit of $78 million related to revisions of prior-year tax estimates for actual tax return results.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through the third quarter of 2023 attributable to our interpretation of the TCJA and the Internal Revenue Code. We continue to pursue this lawsuit; however, if we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

In the fourth quarter of 2023, we expect macroeconomic conditions to continue to negatively impact revenue and operating profit. In addition, we expect reduced customer demand for our U.S. freight product at FedEx Express. We will continue to execute on the previously identified cost reduction actions and identify additional opportunities to reduce cost in order to mitigate the impact of volume declines on our operating results. As part of these reductions, we will manage capacity to lower demand levels, including further reducing flight hours at FedEx Express, and reducing Sunday operations, closing certain sort operations, and taking other linehaul expense actions at FedEx Ground. We are executing targeted actions to reduce shared and allocated overhead expenses, reducing vendor utilization, deferring certain technology projects, and discontinuing Same Day City operations at FedEx Office. In addition, we expect to achieve savings related to headcount attrition, and the elimination of certain global officer and director positions, previously announced in the third quarter of 2023. We remain focused on yield improvement and revenue quality to mitigate inflationary cost pressures and expect higher yields to have a favorable effect on our 2023 operating profit.

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

During 2023, we expect to complete the initial scope of initiatives aimed to transform and optimize the FedEx Express international business, particularly in Europe. These actions are focused on reducing the complexity and fragmentation of our international business, improving efficiency to meet changing customer expectations and business dynamics, lowering costs, increasing profitability, and improving service levels. As part of this strategy, in 2021 we announced a workforce reduction plan in Europe, which is substantially complete as of February 28, 2023. We expect savings from our business realignment activities to be approximately $275 million on an annualized basis beginning in 2024.

See the “Business Optimization and Realignment Costs” section of this MD&A for additional information.

The uncertainty of a slowing global economy, global inflation well above normal and historical levels, geopolitical challenges including the ongoing conflict between Russia and Ukraine, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2023 inherently less certain. See the “Trends Affecting Our Business” and “Critical Accounting Estimates” sections of this MD&A for additional information.

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

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. was merged into FedEx Dataworks during the third quarter of 2023.

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

In the third quarter and nine months of 2023, the decrease in operating results in Corporate, other, and eliminations was primarily due to lower operating income at FedEx Logistics due to decreased revenue and an increase in bad debt, partially offset by decreased purchased transportation expense. Additionally, operating results in Corporate, other, and eliminations were negatively impacted by increased business optimization costs at FedEx Corporate.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the third quarter and nine months of 2023 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Nine Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue:
Package:
U.S. overnight box	$2,165	$2,275	(5)		$6,718	$6,694	—
U.S. overnight envelope	478	479	—		1,477	1,435	3
U.S. deferred	1,346	1,422	(5)		3,886	3,960	(2)
Total U.S. domestic package revenue	3,989	4,176	(4)		12,081	12,089	—
International priority	2,566	2,991	(14)		8,286	8,937	(7)
International economy	698	697	—		2,116	2,072	2
Total international export package revenue	3,264	3,688	(11)		10,402	11,009	(6)
International domestic(1)	1,003	1,016	(1)		3,013	3,277	(8)
Total package revenue	8,256	8,880	(7)		25,496	26,375	(3)
Freight:
U.S.	719	712	1		2,299	2,262	2
International priority	687	948	(28)		2,387	2,815	(15)
International economy	358	378	(5)		1,123	1,230	(9)
International airfreight	47	40	18		126	134	(6)
Total freight revenue	1,811	2,078	(13)		5,935	6,441	(8)
Other	278	346	(20)		905	1,059	(15)
Total revenue	10,345	11,304	(8)		32,336	33,875	(5)
Operating expenses:
Salaries and employee benefits	4,015	4,182	(4)		12,003	12,407	(3)
Purchased transportation	1,373	1,566	(12)		4,283	4,740	(10)
Rentals and landing fees	588	667	(12)		1,751	1,951	(10)
Depreciation and amortization	533	490	9		1,566	1,492	5
Fuel	1,177	1,040	13		4,133	2,897	43
Maintenance and repairs	456	509	(10)		1,552	1,607	(3)
Business optimization and realignment costs	3	107	(97)		28	218	(87)
Intercompany charges	459	494	(7)		1,420	1,499	(5)
Other	1,622	1,729	(6)		4,966	5,028	(1)
Total operating expenses	10,226	10,784	(5)		31,702	31,839	—
Operating income	$119	$520	(77)		$634	$2,036	(69)
Operating margin	1.2%	4.6%	(340)	bp	2.0%	6.0%	(400)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	38.8%	37.0%	37.1%	36.6%
Purchased transportation	13.3	13.9	13.2	14.0
Rentals and landing fees	5.7	5.9	5.4	5.8
Depreciation and amortization	5.1	4.3	4.8	4.4
Fuel	11.4	9.2	12.8	8.6
Maintenance and repairs	4.4	4.5	4.8	4.8
Business optimization and realignment costs	—	0.9	0.1	0.6
Intercompany charges	4.4	4.4	4.4	4.4
Other	15.7	15.3	15.4	14.8
Total operating expenses	98.8	95.4	98.0	94.0
Operating margin	1.2%	4.6%	2.0%	6.0%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2023	2022	Change	2023	2022	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,255	1,457	(14)	1,275	1,448	(12)
U.S. overnight envelope	454	497	(9)	466	510	(9)
U.S. deferred	1,141	1,357	(16)	1,084	1,297	(16)
Total U.S. domestic ADV	2,850	3,311	(14)	2,825	3,255	(13)
International priority	701	799	(12)	712	801	(11)
International economy	280	282	(1)	275	278	(1)
Total international export ADV	981	1,081	(9)	987	1,079	(9)
International domestic(1)	1,805	1,866	(3)	1,819	2,004	(9)
Total ADV	5,636	6,258	(10)	5,631	6,338	(11)
Revenue per package (yield):
U.S. overnight box	$27.81	$25.18	10	$27.74	$24.32	14
U.S. overnight envelope	17.01	15.54	9	16.69	14.82	13
U.S. deferred	19.02	16.90	13	18.86	16.07	17
U.S. domestic composite	22.57	20.34	11	22.51	19.55	15
International priority	59.05	60.43	(2)	61.24	58.74	4
International economy	40.20	39.85	1	40.51	39.26	3
International export composite	53.67	55.06	(3)	55.47	53.72	3
International domestic(1)	8.96	8.78	2	8.72	8.60	1
Composite package yield	$23.63	$22.89	3	$23.83	$21.90	9
Freight Statistics
Average daily freight pounds:
U.S.	6,681	7,370	(9)	7,170	8,029	(11)
International priority	5,290	6,595	(20)	5,702	6,719	(15)
International economy	10,345	11,640	(11)	10,738	12,126	(11)
International airfreight	1,142	1,123	2	1,014	1,198	(15)
Total average daily freight pounds	23,458	26,728	(12)	24,624	28,072	(12)
Revenue per pound (yield):
U.S.	$1.74	$1.56	12	$1.69	$1.48	14
International priority	2.10	2.32	(9)	2.20	2.20	—
International economy	0.56	0.52	8	0.55	0.53	4
International airfreight	0.66	0.58	14	0.66	0.59	12
Composite freight yield	$1.25	$1.25	—	$1.27	$1.21	5
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 8% in the third quarter and 5% in the nine months of 2023 due to decreased global volume and unfavorable exchange rates, partially offset by package yield improvement.

Total average daily package volume decreased 10% in the third quarter and 11% in the nine months of 2023, and total average daily freight pounds decreased 12% in the third quarter and nine months of 2023, due to reduced demand for our services. Yield improvement, including higher fuel surcharges, drove increases in U.S. domestic package yield of 11% in the third quarter and 15% in the nine months of 2023, international export package yield of 3% in the nine months of 2023, and composite freight yield of 5% in the nine months of 2023. International export package yield decreased 3% in the third quarter of 2023 due to unfavorable exchange rates and base yield declines, partially offset by higher fuel surcharges. Additionally, unfavorable exchange rates negatively impacted all international package and freight yields in the third quarter and nine months of 2023.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 77% in the third quarter and 69% in the nine months of 2023 primarily due to global volume declines, partially offset by yield improvement, including higher fuel surcharges. We continued cost reductions during the third quarter of 2023 to mitigate the impact of volume declines, including reducing flight hours, temporarily parking aircraft, improving productivity, and consolidating routes and closing sorts. The impact of these cost reductions lagged volume declines, and operating expenses remained high relative to demand in the third quarter and nine months of 2023. Currency exchange rates had a negative effect on revenue, a positive effect on expenses, and a slightly negative effect on operating income in the third quarter and nine months of 2023.

Fuel expense increased 13% in the third quarter and 43% in the nine months of 2023. The third quarter increase was due to a 31% increase in fuel prices, partially offset by a 13% decline in total fuel gallons. The nine-months increase was due to a 54% increase in fuel prices, partially offset by a 7% decline in total fuel gallons. Purchased transportation expense decreased 12% in the third quarter and 10% in the nine months of 2023 primarily due to favorable exchange rates and lower utilization. Salaries and employee benefits decreased 4% in the third quarter and 3% in the nine months of 2023 due to favorable currency exchange rates, decreased staffing to align with lower volume, and lower variable incentive compensation, partially offset by increased wage rates. Rentals and landing fees decreased 12% in the third quarter and 10% in the nine months of 2023 due to decreased aircraft leases and favorable currency exchange rates. Other operating expense decreased 6% in the third quarter and 1% in the nine months of 2023 due to favorable currency exchange rates and lower outside service contract expense, partially offset by higher bad debt expense.

FedEx Express segment results include business realignment costs of $3 million in the third quarter and $17 million in the nine months of 2023 associated with our workforce reduction plan in Europe. We recognized $107 million of costs in the third quarter of 2022 and $218 million in the nine months of 2022 under this program. No business optimization costs were incurred in the third quarter of 2023 at FedEx Express. FedEx Express segment results include business optimization costs of $11 million in the nine months of 2023, which includes costs associated with idling our business in Russia. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

FedEx Express segment results include $24 million of TNT Express integration expenses in the third quarter and $77 million of such expenses in the nine months of 2022.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$8,658	$8,800	(2)		$25,211	$24,741	2
Operating expenses:
Salaries and employee benefits	1,759	1,950	(10)		5,123	$5,418	(5)
Purchased transportation	3,722	4,023	(7)		11,263	11,441	(2)
Rentals	426	373	14		1,230	1,039	18
Depreciation and amortization	258	233	11		753	682	10
Fuel	9	9	—		28	22	27
Maintenance and repairs	155	148	5		472	433	9
Intercompany charges	483	489	(1)		1,466	1,460	—
Other	1,002	934	7		2,740	2,453	12
Total operating expenses	7,814	8,159	(4)		23,075	22,948	1
Operating income	$844	$641	32		$2,136	$1,793	19
Operating margin	9.7%	7.3%	240	bp	8.5%	7.2%	130	bp
Average daily package volume (ADV)(1):
Ground commercial	4,226	4,503	(6)		4,372	4,565	(4)
Home delivery	4,359	4,860	(10)		4,115	4,305	(4)
Economy	843	1,207	(30)		800	1,216	(34)
Total ADV	9,428	10,570	(11)		9,287	10,086	(8)
Revenue per package (yield)	$11.80	$10.62	11		$11.61	$10.40	12
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	20.3%	22.2%	20.3%	21.9%
Purchased transportation	43.0	45.7	44.7	46.2
Rentals	4.9	4.2	4.9	4.2
Depreciation and amortization	3.0	2.6	3.0	2.8
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	1.8	1.7	1.9	1.8
Intercompany charges	5.6	5.6	5.8	5.9
Other	11.6	10.6	10.8	9.9
Total operating expenses	90.3	92.7	91.5	92.8
Operating margin	9.7%	7.3%	8.5%	7.2%
FedEx Ground Segment Revenue

FedEx Ground segment revenue decreased 2% in the third quarter and increased 2% in the nine months of 2023. The third quarter decrease was primarily due to lower volumes, partially offset by yield improvement. The nine-months increase was primarily due to yield improvement, partially offset by lower volumes.

FedEx Ground yield increased 11% in the third quarter and 12% in the nine months of 2023 primarily due to higher fuel surcharges, base yield improvement, and a mix shift towards higher-yielding business-to-consumer products in the third quarter and nine months of 2023. Total average daily volume decreased 11% in the third quarter and 8% in the nine months of 2023 primarily due to reduced demand for our services.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 32% in the third quarter and 19% in the nine months of 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume and other operating expenses. The third quarter and nine months of 2023 results benefited from certain cost reductions to mitigate the effect of volume declines, primarily a reduction in peak wage programs, the consolidation and closing of certain sort and linehaul operations, cancellation of network capacity projects, and reduced Sunday delivery coverage.

Salaries and employee benefits decreased 10% in the third quarter and 5% in the nine months of 2023 primarily due to decreased staffing to align with lower volume, lower variable incentive compensation, and increased productivity, partially offset by higher wage rates. Purchased transportation expense decreased 7% in the third quarter and 2% in the nine months of 2023 primarily due to lower volumes, partially offset by higher fuel prices and lower productivity. Other operating expense increased 7% in the third quarter and 12% in the nine months of 2023 primarily due to higher self-insurance accruals and higher outside service contracts expense, partially offset by lower bad debt expense. Rentals increased 14% in the third quarter and 18% in the nine months of 2023 due to the completion of previously committed multi-year expansion projects.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended February 28:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$2,186	$2,253	(3)		$7,363	$6,776	9
Operating expenses:
Salaries and employee benefits	946	1,014	(7)		3,044	3,031	—
Purchased transportation	172	237	(27)		580	720	(19)
Rentals	67	61	10		198	182	9
Depreciation and amortization	74	99	(25)		283	303	(7)
Fuel	162	152	7		601	434	38
Maintenance and repairs	76	65	17		244	195	25
Intercompany charges	131	128	2		393	386	2
Other	172	160	8		543	464	17
Total operating expenses	1,800	1,916	(6)		5,886	5,715	3
Operating income	$386	$337	15		$1,477	$1,061	39
Operating margin	17.7%	15.0%	270	bp	20.1%	15.7%	440	bp
Average daily shipments (in thousands):
Priority	65.4	75.0	(13)		71.7	78.9	(9)
Economy	27.7	30.4	(9)		30.3	32.4	(6)
Total average daily shipments	93.1	105.4	(12)		102.0	111.3	(8)
Weight per shipment (lbs):
Priority	1,014	1,104	(8)		1,034	1,092	(5)
Economy	890	959	(7)		924	945	(2)
Composite weight per shipment	977	1,062	(8)		1,001	1,049	(5)
Revenue per shipment:
Priority	$366.17	$329.05	11		$365.88	$307.86	19
Economy	418.65	376.76	11		419.35	352.50	19
Composite revenue per shipment	$381.77	$342.83	11		$381.75	$320.85	19
Revenue per hundredweight:
Priority	$36.12	$29.81	21		$35.40	$28.20	26
Economy	47.06	39.28	20		45.37	37.29	22
Composite revenue per hundredweight	$39.08	$32.28	21		$38.13	$30.58	25

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	43.3%	45.0%	41.3%	44.7%
Purchased transportation	7.8	10.5	7.9	10.6
Rentals	3.0	2.7	2.7	2.7
Depreciation and amortization	3.4	4.4	3.8	4.5
Fuel	7.4	6.7	8.2	6.4
Maintenance and repairs	3.5	2.9	3.3	2.9
Intercompany charges	6.0	5.7	5.3	5.7
Other	7.9	7.1	7.4	6.8
Total operating expenses	82.3	85.0	79.9	84.3
Operating margin	17.7%	15.0%	20.1%	15.7%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 3% in the third quarter and increased 9% in the nine months of 2023. The third quarter decrease was primarily due to lower volumes, partially offset by yield improvement. The nine-months increase was primarily due to yield improvement, partially offset by lower volumes.

Revenue per shipment increased 11% in the third quarter and 19% in the nine months of 2023 primarily due to continued focus on revenue quality, including higher fuel surcharges, partially offset by lower weight per shipment. Average daily shipments decreased 12% in the third quarter and 8% in the nine months of 2023 due to reduced demand for our services.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 15% in the third quarter and 39% in the nine months of 2023 driven by yield improvement, including higher fuel surcharges, partially offset by lower volumes. Additionally, FedEx Freight results were positively affected by a gain on the sale of a facility during the third quarter of 2023.

Purchased transportation expense decreased 27% in the third-quarter and 19% in the nine months of 2023 primarily due to lower volumes and reduced utilization due to a shift to company linehaul. Fuel expense increased 7% in the third quarter and 38% in the nine months of 2023 primarily due to increased fuel prices partially offset by lower volume. Other operating expense increased 8% in the third quarter and 17% in the nine months of 2023. The third-quarter increase was primarily due to higher self-insurance accruals, and the nine-months increase was primarily due to higher self-insurance accruals and bad debt expense. Maintenance and repairs expense increased 17% in the third quarter and 25% in the nine months of 2023 primarily due to higher costs associated with vehicle parts, outside vendor labor, and facility maintenance. Salaries and employee benefits expense decreased 7% in the third quarter primarily due to lower volumes, partially offset by higher wage rates and lower productivity.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.4 billion at February 28, 2023, compared to $6.9 billion at May 31, 2022, respectively. The following table provides a summary of our cash flows for the nine-month periods ended February 28 (in millions):

	2023	2022
Operating activities:
Net income	$2,434	$3,268
Business optimization and realignment costs/(payments), net	20	128
Other noncash charges and credits	6,204	6,188
Changes in assets and liabilities	(3,257)	(3,254)
Cash provided by operating activities	5,401	6,330
Investing activities:
Capital expenditures	(4,420)	(4,379)
Purchase of investments	(82)	(145)
Proceeds from asset dispositions and other	72	71
Cash used in investing activities	(4,430)	(4,453)
Financing activities:
Principal payments on debt	(123)	(113)
Proceeds from stock issuances	114	151
Dividends paid	(888)	(598)
Purchase of treasury stock	(1,500)	(2,248)
Other, net	1	—
Cash used in financing activities	(2,396)	(2,808)
Effect of exchange rate changes on cash	(99)	(91)
Net decrease in cash and cash equivalents	$(1,524)	$(1,022)
Cash and cash equivalents at the end of period	$5,373	$6,065

Cash flows from operating activities decreased $929 million in the nine months of 2023 primarily due to lower net income. Capital expenditures increased during the nine months of 2023 due to increased spending on package handling equipment and vehicles and trailers, partially offset by decreased aircraft and information technology spending. See “Capital Resources” for a discussion of capital expenditures during 2023 and 2022.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, during the third quarter of 2023, we completed an ASR agreement with a bank to repurchase an aggregate of $1.5 billion of our common stock. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information. As of February 28, 2023, $2.6 billion remained available for repurchases under the current stock repurchase program. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28 (in millions):

					Percent Change 2023/2022
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2023	2022	2023	2022	Ended	Ended

Aircraft and related equipment	$389	$136	$1,263	$1,482	186	(15)
Package handling and ground support equipment	383	410	1,324	1,120	(7)	18
Vehicles and trailers	154	227	503	373	(32)	35
Information technology	111	167	560	634	(34)	(12)
Facilities and other	241	296	770	770	(19)	—
Total capital expenditures	$1,278	$1,236	$4,420	$4,379	3	1

FedEx Express segment	$653	$462	$2,177	$2,339	41	(7)
FedEx Ground segment	456	572	1,469	1,379	(20)	7
FedEx Freight segment	104	84	344	125	24	175
FedEx Services segment	37	94	334	464	(61)	(28)
Other	28	24	96	72	17	33
Total capital expenditures	$1,278	$1,236	$4,420	$4,379	3	1

Capital expenditures increased in the third quarter of 2023 primarily due to increased spending on aircraft and related equipment at FedEx Express, partially offset by decreased spending on vehicles and trailers at FedEx Ground, information technology at FedEx Services, and facilities at FedEx Express and FedEx Ground. Capital expenditures increased in the nine months of 2023 primarily due to increased spending on package handling equipment at FedEx Ground and FedEx Express and vehicles and trailers at FedEx Freight, partially offset by decreased spending on aircraft and related equipment at FedEx Express and information technology at FedEx Services.

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

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $840 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 7 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of February 28, 2023 and May 31, 2022 (in millions):

	February 28, 2023	May 31, 2022
Current Assets	$10,265	$11,768
Intercompany Receivable	3,310	4,157
Total Assets	89,572	88,331
Current Liabilities	9,840	10,324
Intercompany Payable	—	—
Total Liabilities	60,741	58,883

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2023 (in millions):

Revenue	$50,758
Intercompany Charges, net	(3,742)
Operating Income	3,225
Intercompany Charges, net	121
Income Before Income Taxes	3,036
Net Income	$2,308

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of February 28, 2023 and May 31, 2022 (in millions):

	February 28, 2023	May 31, 2022
Current Assets	$3,711	$4,687
Intercompany Receivable	—	—
Total Assets	69,997	68,449
Current Liabilities	5,214	5,155
Intercompany Payable	10,592	7,473
Total Liabilities	49,661	47,830

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2023 (in millions):

Revenue	$18,096
Intercompany Charges, net	(2,627)
Operating Income	200
Intercompany Charges, net	189
Income Before Income Taxes	1,553
Net Income	$1,495

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the challenging macroeconomic environment, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $5.4 billion in cash at February 28, 2023 and $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, and dividend payments.

Our cash and cash equivalents balance at February 28, 2023 includes $2.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

We expect capital expenditures of approximately $5.9 billion in 2023. We expect our capital spend to be lower compared to 2022 due to lower aircraft fleet modernization spend. We invested $1.3 billion in aircraft and related equipment in the nine months of 2023 and expect to invest an additional $0.2 billion for aircraft and related equipment during the remainder of 2023. Included within our expected 2023 capital expenditures are our continued investments in the FedEx Express Indianapolis hub and FedEx Express Memphis World Hub, which are expected to total $1.5 billion and $1.8 billion, respectively, over the life of each project. While we continue to invest in our business, the capital intensity relative to revenue is expected to remain below historical levels.

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

During the nine months of 2023, we made voluntary contributions totaling $800 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). We do not expect to make any additional contributions to our U.S. Pension Plans in the fourth quarter of 2023. There are currently no required minimum contributions to our U.S. Pension Plans based on our funded status and the fact we have a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.8 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. Ongoing weak global economic conditions had a negative impact on our overall earnings and the profitability of our reporting units during 2023, which has reduced our market capitalization. However, we do not believe that these factors indicate that the fair value of our reporting units has more likely than not fallen below their carrying values as of February 28, 2023. There is risk, however, if economic conditions deteriorate further, that we could record a noncash impairment charge relating to goodwill during the fourth quarter of 2023 in connection with our annual impairment tests for one or more of our reporting units, particularly at FedEx Express. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Optimization and Realignment Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Critical Accounting Estimates,” and “Legal Proceedings,” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•
economic conditions in the global markets in which we operate;
•
significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;
•
our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and customer preferences, and achieve the anticipated benefits and associated cost savings of such strategies and actions, including our ability to successfully implement our comprehensive program to improve long-term profitability and cost reductions;
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

•
our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses;
•
noncash impairment charges related to our goodwill and certain deferred tax assets;
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
•
our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility, as well as the outcome of negotiations to reach new collective bargaining agreements;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2023, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first nine months of 2023, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first nine months of 2022, and this strengthening had a slightly negative effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

During the third quarter of 2023, we successfully completed a significant migration to an enterprise resource planning cloud-based financial system for a number of our domestic operating companies, building on the phased migration plan which began with our international operating companies in prior years. We implemented new internal controls in conjunction with the migration. During our fiscal quarter ended February 28, 2023, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on the design and operating effectiveness of our internal control over financial reporting.

Additional migrations to the cloud-based financial system will occur through 2024 and will result in further changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Our future financial results will suffer, and we may not be able to achieve our 2025 financial performance goals, if we fail to successfully implement our cost reductions and program to improve long-term profitability. We are making significant decisions in connection with our long-term business strategy. In addition to the initiatives and enhancements discussed in our Annual Report, in the first quarter of 2023, we announced a comprehensive program to improve FedEx’s long-term profitability. We are also continuing to implement cost reductions to mitigate the effect of volume declines. See Item 2 of this quarterly report (“Management’s Discussion and Analysis of Results of Operations and Financial Condition”) under “Results of Operations – Consolidated Results – Outlook” for additional information.

We may not be able to achieve the expected operational efficiencies, cost savings, and other benefits from these initiatives and enhancements. The actual amount and timing of costs to be incurred and related cost savings resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could result in asset impairment charges. Changes in our business strategy may also expose us to new and heightened risks. If we are not able to successfully implement our cost reductions and program to improve long-term profitability, our future financial results will suffer and we may not be able to achieve our 2025 financial performance goals.

Our failure to meet our purchased transportation needs, as well as increases in purchased transportation costs, could adversely impact our business and results of operations. Our ability to meet our purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified service providers and persons in the markets where service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, fuel and energy prices and availability, changes in the business or financial soundness of service providers, interest in contracting with FedEx, inflation, safety levels of our operations, our reputation within the transportation market, the effect of a widespread public health crisis, the availability of child care, and vaccine mandates that may be announced in jurisdictions in which our service providers operate. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase pay rates or modify contract terms and may refuse to provide service to FedEx in connection with such initiatives. While we believe we will be able to effectively meet our purchased transportation needs during the remainder of 2023, our inability to do so could increase our costs, hinder our ability to execute our business strategy, negatively impact service levels, and adversely affect our business and results of operations.

Changes in the business or financial soundness of the U.S. Postal Service (“USPS”), including strategic changes to its operations to reduce its reliance on the air network of FedEx Express, are likely to have an adverse effect on our results of operations and financial condition. The USPS is the largest customer of FedEx Express, which provides domestic air transportation services for the USPS’s First Class Mail, Priority Mail Express, and Priority Mail and transportation and delivery for the USPS’s international delivery service. See “Item 1. Business” of our Annual Report under “FedEx Express Segment” for more information.

Pursuant to previously announced plans to restructure its operations, the USPS continues to implement strategic changes to its operations to reduce its reliance on the air network of FedEx Express, which had an immaterial negative impact on our results of operations in the third quarter of 2023. FedEx Express expects lower volumes from the USPS in the fourth quarter of 2023 and in 2024. Additional changes in the USPS’s business, including further structural changes to its operations, network, volume levels, service offerings, service commitments, or pricing, could have additional negative impacts on our revenue, results of operations, and financial condition. The USPS’s contract with FedEx Express for domestic services expires on September 29, 2024, and there is no assurance that the contract will be renewed on terms that are commercially acceptable to FedEx.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2023:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Dec. 1-31, 2022	1,257,868	$163.39	1,257,868	$2,570
Jan. 1-31, 2023	—	—	—	—
Feb. 1-28, 2023	—	—	—	—
Total	1,257,868		1,257,868	2,570

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. As of March 14, 2023, $2.6 billion remains available to be used for repurchases under the program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

As part of the repurchase program, we entered into an ASR agreement with a bank in October 2022 to repurchase $1.5 billion of our common stock. During the third quarter of 2023, the ASR transaction was completed, and 1.3 million shares were delivered under the ASR agreement. The shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the third quarter of 2023.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transaction.

Item 5. Other Information

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. As part of its intellectual property (“IP”) protection efforts, FedEx has obtained and maintains patents and trademarks in Iran. Periodically, FedEx pays renewal fees, through IP service providers located in Lebanon, to the Iran Intellectual Property Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On September 15, 2021, OFAC granted FedEx a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counterterrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended February 28, 2023, FedEx paid $120 to IIPO as part of its intellectual property protection efforts in Iran. FedEx plans to continue these activities, as authorized under the specific license.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated March 6, 2023 and filed March 6, 2023, and incorporated herein by reference.)

*10.1

Letter Agreement dated as of December 15, 2022, amending the Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express and the Boeing 767-3S2 Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”).

*^10.2	Letter Agreement dated as of January 31, 2023, amending the Boeing 767-3S2 Freighter Purchase Agreement.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

* Information in this exhibit identified by brackets is confidential and has been excluded pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type FedEx treats as private or confidential.

^ Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: March 16, 2023	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer