Form 10-K
period 2023-05-31
FEDEX CORP
filed 2023-07-17
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2023.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2022, was approximately $42.4 billion. The Registrant has no non-voting stock.

As of July 13, 2023, 251,187,242 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2023 annual meeting of stockholders to be held on September 21, 2023 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 2. Properties”; “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”; the “Business Optimization and Realignment Costs,” “Income Taxes,” “Outlook,” “Reportable Segments,” “Liquidity Outlook,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Goodwill and Other Intangible Assets,” “Long-Term Debt and Other Financing Arrangements,” “Leases,” “Income Taxes,” “Retirement Plans,” “Business Segments and Disaggregated Revenue,” “Commitments,” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.

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
Exhibit 4.44
Exhibit 10.16
Exhibit 10.55
Exhibit 10.83
Exhibit 21
Exhibit 22
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Date Files
Exhibit 104 Cover Page Interactive Data File

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides customers and businesses worldwide with a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions through operating companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. These companies are included in the following reportable business segments:

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

• FedEx Freight: FedEx Freight Corporation (“FedEx Freight”) is a leading North American provider of less-than-truckload (“LTL”) freight transportation services across all lengths of haul to businesses and residences. Within the contiguous U.S., FedEx Freight offers FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of big and bulky products to or through the door for residences and businesses. FedEx Freight also offers freight delivery service to most points in Puerto Rico and the U.S. Virgin Islands.

• FedEx Services: FedEx Corporate Services, Inc. (“FedEx Services”) provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments.

The FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. (“ShopRunner”) was merged into FedEx Dataworks during 2023. Additionally, the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment provides document and business services and retail access to our package transportation businesses and the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment provides customs brokerage and global ocean and air freight forwarding through FedEx Trade Networks Transport & Brokerage, Inc. (“FedEx Trade Networks Transport & Brokerage”) and integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). FedEx Dataworks, FedEx Office, and FedEx Logistics are included in “Corporate, other, and eliminations” in our segment reporting. For more information about FedEx Dataworks, FedEx Office, and FedEx Logistics, please see “FedEx Dataworks Operating Segment,” “FedEx Office Operating Segment,” and “FedEx Logistics Operating Segment.”

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

One FedEx and Network 2.0

In the fourth quarter of 2023, we announced “one FedEx”, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with full implementation expected in June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employees and contracted service providers. See “Business Segments” below, “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on one FedEx, Network 2.0, and DRIVE.

Strategy

The collective FedEx brand gives us our competitive edge. Further, our strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise. As a result, we base decisions on capital investment and service additions or enhancements upon achieving the highest overall long-term return on capital for our business as a whole. We focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in structuring our network to align with varying macroeconomic conditions and customer demand for the market segments in which they operate, allowing us to leverage and manage change. Volatility, uncertainty, and evolution have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy.

Over the last 50 years, we built networks that have created a differentiated and unmatched portfolio of services while continuously evolving to meet the changing needs of our customers and the market. We made significant investments in our service network in recent years to build out our infrastructure and services to meet increased e-commerce demand. Through one FedEx and Network 2.0, we are building a simplified experience to better serve our customers with enhanced capabilities and transforming to operate with more flexibility, efficiency, and intelligence. One FedEx and Network 2.0 will leverage the strength of our networks, people, and assets in more efficient ways, enabling a distinct focus on air and international volume while facilitating a more holistic approach to how we move packages on the ground.

Innovation inspired our start at FedEx 50 years ago, and it is fueling our future as we combine logistics with digital intelligence. Leveraging the capabilities of FedEx Dataworks, developments in data and technology are facilitating the execution of our DRIVE transformation by creating new opportunities to improve our operational efficiency by optimizing our existing physical capacity and staffing. See “Business Segments” below for more information. Additionally, the size and scale of our global network gives us key insights into global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, improve the customer experience, and differentiate our service offering. To fully harness the power of this data, FedEx Dataworks is focused on putting our data into context and using it to enhance the efficiency of the FedEx network and our customers’ supply chains, as well as the end-to-end experience of our customers.

“Safety Above All” is the first and foremost value in every aspect of our business. We are committed to making our workplaces and communities safer for our team members, customers, and the public. This philosophy is embedded in our day-to-day work through rigorous policies, continual education and engagement, and investments in technology designed to prevent accidents.

Through our global transportation, information technology, and retail networks, we help to facilitate an ongoing and unprecedented expansion of customer access — to goods, services, and information. We believe it would be extremely difficult, costly, and time-consuming to replicate our global network, which reflects decades of investment, innovation, and expertise, includes the world’s largest all-cargo air fleet, and connects more than 99% of the world’s gross domestic product. We continue to position our company and team members to facilitate and capitalize on this access and to achieve stronger long-term growth, productivity, and profitability.

During 2023 and early 2024, we introduced and expanded a number of innovative solutions, advanced important long-term business initiatives, and made other important investments that benefit our customers, team members, communities, and other stakeholders, including:

• Launching DRIVE, a comprehensive program to improve our long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

• Announcing one FedEx, our consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network.

• Expanding Picture Proof of Delivery to 90% of global residential deliveries.

• Improving service at FedEx Express and FedEx Ground through the reopening and completion of intra-European road hubs and continued enhancements to route optimization and package handler scheduling technologies.

• Offering FedEx Consolidated Returns in the U.S., a low-priced, customer-friendly e-commerce returns option facilitated through supply chain services offered by FedEx Logistics and FedEx Office.

• Introducing FedEx Sustainability Insights in the U.S., a cloud-based engine that harnesses scan data from our global logistics network to enhance customer access to emissions information.

• Exceeding our FedEx Cares 50 by 50 goal of positively impacting 50 million people around the world by our 50th anniversary in April 2023.

Reputation and Responsibility

FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2023, FedEx ranked 18th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 23rd consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. We also retained our position as the highest ranked delivery company on the “World’s Most Admired Companies” list. Additionally, in 2023 Ethisphere, a global leader in defining and advancing the standards of ethical business practices, named FedEx as one of the World’s Most Ethical Companies®.

Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2023 FedEx was named the 21st best workplace overall in FORTUNE magazine’s list of the “World’s Best Workplaces.”

The success of our efforts is built on our sound ESG practices, which are aligned with our strategic focus. Our 2023 ESG Report is available at fedex.com/en-us/sustainability/reports.html. This report details progress toward our ESG strategies, goals, and initiatives and our approach toward industry leadership in ESG to support our strategy and values. Information in our ESG Report is not incorporated by reference in, and does not form part of, this Annual Report.

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

Human Resource Management

Our Culture

At FedEx, it is our people—our greatest asset—that stand at the heart of our success and are the foundation of our strong reputation. Our exemplary human network defines who we are and what kind of business we want to be. Ultimately, our success depends on our people’s talent, dedication, and well-being. We strive to recruit, retain, develop, and support our team members as we grow globally. The Compensation and Human Resources Committee of our Board of Directors reviews and discusses with management our key human resource management strategies and programs, including company culture and diversity, equity, and inclusion (“DEI”).

Throughout our 50-year history, the FedEx culture has driven our success. Our five culture values—take care of each other, commit to do good, drive business results, own outstanding, and create what’s next—unify all our operating companies and empower us to support our strategy and values. These values are grounded in our Quality Driven Management system, the Purple Promise to make every FedEx experience outstanding, and our People–Service–Profit philosophy, which we bring to life by:

• Prioritizing safety.

• Taking care of our team members.

• Embracing DEI so everyone feels appreciated and valued.

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

Health and Safety

Our highest priority is the well-being, health, and safety of all our employees. Our “Safety Above All” philosophy is the first and foremost value in every aspect of our business and is key to maintaining a successful and safe business. Our detailed safety policies, education, and technology investments are embedded into our day-to-day work and help us follow through on our commitment to make our workplaces and communities safer for our team members, customers, and communities. The Governance, Safety, and Public Policy Committee of our Board of Directors oversees our safety strategies, policies, programs, and practices.

Diversity, Equity, and Inclusion Creates Opportunity

We believe that DEI delivers a better future for all team members, customers, suppliers, and communities. As a global business, we value the diversity of perspectives, backgrounds, and experiences of our people and recognize DEI is essential to our success and the communities we serve. DEI fosters collaboration, enables us to recruit, retain, and develop a talented workforce, and underpins our business performance and sustainability. The continued integration of DEI into our business strategies and progress towards our DEI objectives supported our ability to respond to the challenging labor market our industry faced in recent years.

FedEx has a long-standing commitment to fully embrace DEI throughout our organization, from the Board of Directors to every employee. This commitment is communicated through our DEI framework and four strategic pillars: Our People; Our Education and Engagement; Our Communities, Customers, and Suppliers; and Our Story. We continue to roll out programs to ensure our people are engaged and can develop at FedEx. The FedEx Ground workforce career track program, Purple Pathways, directly targets our most diverse population, frontline managers and package handlers, to support their career growth.

To further our transparency efforts regarding our workforce composition, we report the prior year’s gender, racial, and ethnic composition of our U.S. workforce by EEO-1 job category, as set forth in the consolidated EEO-1 Reports filed by FedEx and its operating subsidiaries with the Equal Employment Opportunity Commission. These reports can be found on our DEI webpage at fedex.com/en-us/about/diversity-inclusion.html.

Quality of Life

To support the well-being of our employees and their families, we provide the resources they need to thrive at work and at home. All eligible full- and part-time team members are equipped with competitive benefits, including healthcare, wellness, paid sick leave, other flexible paid time off, and other benefits. To ensure our benefits and compensation stay competitive, we conduct periodic peer benchmarking and internal pay equity analyses.

All eligible full- and part-time employees and their eligible dependents receive competitive health benefits. In the U.S., we cover approximately 70% of total eligible health and disability costs at the plan level for approximately 212,000 participating employees as of May 2023. Additionally, we offer competitive time-off that is based on feedback from our team members about what is important to them, and provide 24/7 confidential counseling services to support the mental health and well-being of our employees and their household members. We frequently communicate with employees on how to access these resources to promote their use across the enterprise, with an increased focus on mental health resources in recent years.

Learning and Development

At FedEx, we are committed to helping our team members grow and further develop their careers. We proactively evolve our operating companies’ learning frameworks to meet emerging trends and align existing competencies to future capabilities and skillsets to future-proof talent needs. Our learning and development opportunities increase team member engagement, improve retention, and enhance the employee value proposition. Across the enterprise, we tailor our Core New Employee Orientation to best fit team member responsibilities in their local workplace. This onboarding experience covers topics such as safety, security, compliance, sustainability, and DEI. After orientation, the FedEx Learning Center is available with more than 25,000 online courses to enable a more efficient and convenient learning experience.

We are committed to supporting team members who wish to pursue higher education in a variety of ways. The Learning inspired by FedEx (LiFE) program — a partnership between multiple FedEx operating companies and The University of Memphis—offers a suite of education benefits, including tuition-free, fully online degree options for over 30 associate’s and bachelor’s programs of study. Eligible employees include all FedEx Express employees at all hub and airport locations in the U.S. as well as all U.S.-based FedEx Logistics and FedEx Freight employees and all Memphis-based FedEx Supply Chain employees. In 2022, we expanded the LiFE program to include all majors The University of Memphis offers online and added mentoring opportunities. We are exploring opportunities to implement similar programs outside the U.S.

Talent Acquisition, Engagement, and Turnover

Our recruiting practices enable us to build a talented employee base representative of the communities we serve. We continue to refine our approach to talent acquisition through technology and other human resource management strategies, leveraging technology to make our hiring process more efficient. We value feedback from our team members and provide several avenues of engagement, such as annual surveys, employee networks, and direct feedback. These methods allow us to better understand employee concerns and expectations, and results from these engagements inform our future strategies. Annually, we conduct an engagement survey to measure employee insights on our culture, engagement, and diversity.

We work to provide employees with flexible work structures. Depending on the operating company and team member responsibilities, we use a flexible work model that allows our people to work in ways that make the most sense to them. We are constantly monitoring and adjusting our strategy as we learn of new developments and use survey data at the local, national, and enterprise levels to inform our strategy.

Globally, in 2022, we hired over 558,000 full- and part-time team members. Turnover for part-time team members, primarily package handlers at our sorting locations, was 205%, while full-time team member turnover was 32% in 2023. Turnover rates among part-time frontline workers in a number of industries are historically higher than among other employee groups. Within the ground transportation industry, many part-time workers pursue temporary employment opportunities that allow them to exit and re-enter the workforce more frequently based on their needs. These traditionally higher rates have recently been further exacerbated by the highly competitive labor market.

Other Information

As of May 31, 2023, FedEx employed approximately 328,000 permanent full-time and approximately 201,000 permanent part-time employees, and FedEx Ground utilized nearly 7,000 contracted service providers.

The pilots at FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”) began actively mediating the negotiations. In May 2023, FedEx Express reached a tentative successor agreement with ALPA. The tentative agreement was approved by ALPA’s FedEx Express Master Executive Council in June 2023 and is being presented to FedEx Express’s pilots for ratification during the first quarter of 2024. The ongoing ratification process has no effect on our operations.

A small number of our other employees are members of unions. For additional information, see “FedEx Express Segment” and “Regulation” below and “Item 1A. Risk Factors.”

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources, and network. Through FedEx Cares, our global community engagement program, we support non-profit organizations working to solve social challenges relevant to our business, customers, and team members. We pair donations with charitable shipping and access to our global network, team member volunteers, subject matter expertise, influence, and connections to meet social and business goals. We make our biggest investments in areas where we can address significant issues and apply our unique business capabilities. Real change takes significant investment, authentic support for communities, and a commitment to continuous learning. FedEx Cares focuses on three major giving pillars:

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

In 2023 we exceeded our FedEx Cares 50 by 50 goal of positively impacting 50 million people around the world by our 50th anniversary in April 2023. We also launched a “50 Days of Caring” initiative leading up to the anniversary during which FedEx team members gave back to their communities through service projects around the world and created the FedEx Founder’s Fund — a philanthropic endowment honoring Frederick W. Smith and his legacy as a business leader and changemaker in communities around the world. Additionally, FedEx supports communities throughout the U.S. with its FedEx Cares Employee Giving program.

We believe the investments we make in our communities today, combined with team member engagement, set the stage for a brighter tomorrow. For additional information on our community involvement and our FedEx Cares strategy, visit fedexcares.com.

The Environment

Our “Practical Sustainability” philosophy and “Reduce, Replace, Revolutionize” approach guide our sustainability strategy. At FedEx, we recognize our business’s effect on the environment and communities we serve, including greenhouse gas (“GHG”) criteria air pollutant emissions, noise pollution, and waste generation from packaging, and remain steadfast in our commitment to minimize these impacts. We are also cognizant of the effect climate change could have on our business operations. In our business planning and strategy, we consider events such as intensified weather, GHG emissions regulations, increased media and investor attention, and enhanced customer demands to address environmental challenges. FedEx has 50 years of experience proactively addressing unexpected situations, such as severe weather events, and we maintain system flexibility to minimize impacts on our customers. While climate change poses a strategic risk to our business and stakeholders, we recognize the opportunities it simultaneously creates around sustainable products and services that advance our customers’ environmental goals.

We align our assessment and reporting approach with the recommendations from the Global Reporting Initiative, Sustainability Accounting Standards Board, and the Task Force on Climate-related Financial Disclosures. Our approach is informed by the climate-related physical and transition risks we identify through our enterprise risk management process. Climate change-related risks and opportunities are assessed as part of our annual risk assessment process, and we continue to closely monitor public attitudes, geopolitical concerns, and global regulations.

In 2021 we announced our goal to achieve carbon neutrality by calendar 2040 across our global operations’ Scope 1 and Scope 2 GHG emissions and our Scope 3 contracted transportation emissions. To help reach this goal, we designated $2.0 billion of initial investment towards vehicle electrification, sustainable energy, and carbon sequestration, including a pledge of $100 million to Yale University to help establish the Yale Center for Natural Carbon Capture. In addition, we continue to leverage other approaches to reduce aircraft and vehicle emissions, such as increased interline usage at FedEx Express and intermodal rail usage at FedEx Ground and FedEx Freight.

Vehicle Electrification

Electrifying a substantial portion of our global fleet of motorized vehicles is a crucial component of our path to carbon-neutral operations. We plan to transition the entire FedEx parcel pickup-and-delivery fleet to zero-tailpipe emissions electric vehicles by calendar 2040, using a phased approach to replace existing vehicles. For example, by calendar 2025, we expect 50% of FedEx Express global pickup-and-delivery vehicle purchases will be electric, rising to 100% of all purchases by calendar 2030, subject to availability.

FedEx Express continues to expand its electric vehicle fleet through its relationship with General Motors’ BrightDrop, and has taken delivery of 500 BrightDrop electric vehicles as of June 2023. FedEx Ground is developing a comprehensive strategy to facilitate the electric vehicle transition for our independent service providers, and is implementing the necessary infrastructure at our facilities to provide charging solutions. Additionally, FedEx Freight is evaluating electric vehicle opportunities to define scalable solutions for its entire fleet.

We are actively building the innovative charging infrastructure required to support our growing fleet of electric vehicles across our vast network of facilities, and continue to electrify forklifts, airport ground service equipment, and other non-road vehicles across our operating companies to reduce fuel and maintenance costs. We understand that challenges remain, including electric vehicle availability, electrification of certain vehicle classes due to operational needs, legislative changes, grid capacity, and certain operating conditions. For more information, see “Item 1A. Risk Factors” of this Annual Report.

Fleet efficiency enables ongoing fuel, emissions, and cost reductions as the industry works to address these challenges. FedEx Express has established a goal to increase vehicle fleet efficiency by 50% from a 2005 baseline by calendar 2025. Through 2022, our efforts collectively resulted in a 40% improvement in FedEx Express vehicle fleet efficiency from our 2005 baseline.

Sustainable Fuels

To reduce aircraft and vehicle emissions, we continue to pursue viable, cost-effective alternative fuels. Our global fleet of over 6,200 alternative fuel vehicles includes hybrid, electric, liquified or compressed natural gas, liquified petroleum gas, and hydrogen fuel cell vehicles, and we will continue to grow our alternative fuel fleet in the coming years, subject to availability. Decarbonizing heavyweight transportation is more challenging than parcel pickup-and-delivery vehicles due to the required mileage range and the time needed to refuel or charge. We continue to explore alternative fuels for certain vehicles not easily electrifiable.

We have also established a goal of obtaining 30% of our annual jet fuel usage from blends of alternative fuels by calendar 2030. The U.S. government has passed legislation in recent years to incentivize production, and the EU recently adopted legislation implementing sustainable aviation fuel mandates. We understand the challenges the industry faces in deploying sustainable aviation fuel at scale and recognize other solutions may be needed to help the aviation industry improve efficiency and reduce emissions. To help accelerate solutions, we are members of the First Movers Coalition, participating in the Aviation Sector working group, a global initiative working to decarbonize hard-to-abate industrial sectors, including the aviation industry.

Aircraft Fuel Conservation and Fleet Modernization

We continuously work to reduce the environmental impact of our aircraft fleet. Since 2005, we reduced our overall aircraft emissions intensity by 28%, primarily due to our ongoing FedEx Fuel Sense and aircraft modernization initiatives. Our global FedEx Fuel Sense program, which accounted for 13 million gallons of jet fuel savings in 2022, enables us to reduce the cost of fuel use and associated GHG emissions.

Additionally, our commitment to modernizing our aircraft fleet lowers costs, enhances reliability and operational adaptability, improves fuel efficiency, and reduces emissions intensity. During 2023, we retired our MD-10-30 fleet and accelerated the retirement of our MD-11 fleet to the end of 2028. See the “Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on aircraft retirements during 2023.

We took delivery of two Boeing 777 Freighter (“B777F”) aircraft in 2023, and plan to deploy an additional six B777F aircraft during 2024 and 2025. Similarly, we took delivery of 14 Boeing 767-300 Freighter (“B767F”) aircraft in 2023, and plan to deploy an additional 24 B767F aircraft during 2024 and 2025. Delays could impact these timelines. We also continue to deploy new ATR 72-600F aircraft for shorter feeder routes to replace our aging ATR-42 aircraft and Cessna SkyCourier 408 cargo aircraft to help reduce the number of planes needed per feeder route and further improve our fuel efficiency. For more information about our expected future aircraft deliveries, see “Item 2. Properties” of this Annual Report under the caption “FedEx Express Segment” and Note 17 of the accompanying consolidated financial statements.

Facilities

We aim to continuously improve the sustainability, reduce the environmental impact, and increase the efficiency of our more than 5,000 air and ground hubs, local stations, freight service centers, and retail locations. While our energy demand is increasing to support electric vehicle deployment and charging infrastructure, we have increased our focus on facility energy management and off-site renewable energy procurement strategies to overcome this challenge. Energy management systems are essential to increasing efficiency at our facilities through monitoring, regulating, and optimizing our lighting, heating, ventilation, and air-conditioning equipment. In 2022, we generated on- and off-site solar energy at 29 locations across our operating companies.

We adopt the Leadership in Energy and Environmental Design (“LEED”) standard in the U.S. and the Building Research Establishment Environmental Assessment Method (“BREEAM”) in Europe to guide efficient facility design when appropriate. FedEx Express and FedEx Freight seek LEED certification on all new construction, and in total FedEx has 44 LEED-certified facilities and 13 BREEAM-certified facilities across our operating companies.

To reduce our operational waste footprint, we implement waste and recycling management processes in the U.S. We prioritize reducing our waste generation and recycling the waste we do produce.

Sustainable Customer Solutions

FedEx works to minimize packaging materials, optimize customer package size and weight, increase shipping efficiency, and maximize recyclability to reduce the environmental impacts of packaging materials and transporting goods. We offer end-to-end sustainability for customers by supplying sustainable packaging solutions and exploring carbon-neutral shipping opportunities. FedEx-branded cardboard packaging is 100% recyclable and contains an average of 36% recycled content. During 2022, 64% of FedEx-branded packaging was third-party certified and all paper purchased by FedEx Office was from vendors with responsible forest-management practices.

In 2023, we introduced the FedEx Sustainability Insights tool in the U.S., which built upon our previous Customer Emissions Calculator, to increase accessibility for our customers and suppliers to estimate CO2e shipping emissions at package and account levels. Created by FedEx Dataworks, this cloud-based engine uses near-real time FedEx network data to estimate CO2e emissions for both individual tracking numbers and fedex.com accounts. Users can view historical emissions data by account as well as search by tracking number with their fedex.com login.

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

Business Segments

The following describes in more detail the operations of each of our principal operating segments:

FedEx Express Segment

FedEx Express

Overview

FedEx Express invented express distribution 50 years ago in 1973 and remains the industry leader, providing rapid, reliable, time-definite delivery of packages and freight to more than 220 countries and territories through an integrated global network.

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product through door-to-door, customs-cleared service, historically with a money-back guarantee. As of July 13, 2023, the money-back guarantee remains suspended for certain FedEx Express services in order to balance our focus on service and safety. FedEx Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company. As of May 31, 2023, FedEx Express employed approximately 245,000 employees and had approximately 70,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as nearly 17,000 Walgreens, Dollar General, and Albertsons stores), 700 aircraft, and more than 82,000 vehicles in its global network.

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

International express and deferred package delivery is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries and Caribbean islands in one or two business days, delivery by 10:00 a.m. in one business day from the U.S. to Canada, and by 11:00 a.m. in one business day from the U.S. to Mexico. FedEx Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China, and South Africa. In addition, FedEx Express offers comprehensive international express and deferred freight services, real-time tracking, and advanced customs clearance.

Our FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 25 countries and territories. Additionally, FedEx International Connect Plus, a contractual e-commerce service currently available from nearly 60 origin countries to over 195 destination countries, provides day-definite delivery typically within two to five business days.

For information regarding FedEx Express e-commerce tools and solutions, such as FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.”

International Expansion

Over the years, FedEx Express has added capabilities in important international markets that have given us more robust transportation networks. Our 2016 acquisition of TNT Express accelerated our European and global growth; substantially enhanced our global footprint through TNT Express’s lower-cost road networks in Europe, the Middle East, and Asia; and expanded our capabilities and solutions for our customers. The completion of the physical network integration of TNT Express into FedEx Express in 2022 and consolidation of flights into our Paris hub allow us to significantly improve operational efficiency, and the reopening and completion of central European road hubs in Duiven, The Netherlands and Novara, Italy in 2023 have improved our intra-European service.

We also have expanded our capabilities in the Asia-Pacific markets, including through the establishment of our Asia-Pacific hub at the Guangzhou Baiyun International Airport in southern China; our North Pacific regional hub at the Kansai International Airport in Osaka, Japan, which serves as a consolidation point for shipments from northern Asia to the U.S.; and our International Express and Cargo Hub in Shanghai at Shanghai’s Pudong International Airport. During 2020, we added 14 new Asia-Pacific origin markets for FedEx International First service to the U.S. and Canada. These developments allow us to continue to better serve our global customers doing business in the Asia-Pacific markets. In 2022, FedEx Express entered into a strategic alliance with Delhivery, a leading logistics and supply chain services company in India.

To facilitate the use of our growing international network, we offer a full range of international trade consulting services and a variety of online tools that enable customers to more easily determine and comply with international shipping requirements.

U.S. Postal Service Agreement

Pursuant to an agreement with the U.S. Postal Service (“USPS”) that expires on September 29, 2024, FedEx Express provides airport-to-airport transportation of USPS First Class Mail, Priority Mail Express, and Priority Mail within the U.S. FedEx Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information about our relationship with the USPS, see “Item 1A. Risk Factors” of this Annual Report.

Pricing

FedEx Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. Effective January 2, 2023, FedEx Express implemented a 6.9% average list price increase for U.S. domestic, U.S. export, and U.S. import services.

In order to manage demand and capacity constraints in connection with the COVID-19 pandemic, between April 2020 and November 2020 FedEx Express implemented temporary surcharges on all international package and airfreight shipments. These surcharges continued as peak surcharges beginning in November 2020 and remain in effect. Additionally, beginning in June 2020 FedEx Express has implemented a series of peak surcharges generally applying to U.S. domestic shipments that are oversized or require additional handling, and to residential packages for customers meeting a certain volume threshold. Specific applicable surcharges have been adjusted periodically since their implementation, and higher surcharges were applied during the 2023 holiday peak season. Effective January 16, 2023, the U.S. domestic holiday peak surcharges were no longer in effect for residential shipments, and peak surcharges for shipments that are oversized or require additional handling were adjusted downward.

FedEx Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible. FedEx Express fuel surcharges are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from ten days prior to the week in which it is assessed. Effective April 4, 2022, the tables used to determine U.S. domestic fuel surcharges at FedEx Express were updated. Effective January 30, 2023, the tables used to determine certain international fuel surcharges at FedEx Express were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Operations

FedEx Express’s primary sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system. A second national hub facility is located in Indianapolis. We are making investments over multiple years in our facilities to expand and modernize our Indianapolis hub and modernize our Memphis World Hub. See the “Financial Condition — Liquidity Outlook” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. In addition to these national hubs, FedEx Express operates regional hubs in Fort Worth, Newark, Oakland, and Greensboro and major metropolitan sorting facilities in Chicago and Los Angeles.

Facilities in Anchorage, Paris, Cologne, Guangzhou, and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe, and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou, and Osaka are also designed to serve as regional hubs for their respective market areas. A facility in Miami — the Miami Gateway Hub — serves our South Florida, Latin American, and Caribbean markets. A central air hub near Liege, Belgium connects specific large European markets. In addition to its worldwide air network, FedEx Express operates road networks in North America, Europe, the Middle East, Asia, Australia, and South America. FedEx Express’s unique European road network connects more than 45 countries and territories through 28 transit hubs and more than 700 stations.

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

In connection with our DRIVE initiatives and through collaborations with FedEx Dataworks, we are transforming and optimizing the FedEx Express network to be more agile and efficient, including through the deployment of digital assets that allow us to more effectively balance the use of FedEx aircraft and Global Service Participants and implementation of a single daily dispatch of couriers within the U.S. domestic network.

FedEx Office offers retail access to FedEx Express shipping services at all of its retail locations. FedEx Express also has alliances with certain other retailers to provide in-store drop-off sites, including at nearly 17,000 Walgreens, Dollar General, and Albertsons stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks.

Fuel Supplies and Costs

During 2023, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenue
2023	$4,515	5.0%
2022	3,867	4.1
2021	2,065	2.5
2020	2,265	3.3
2019	2,847	4.1

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

Employees

John A. Smith is the President and Chief Executive Officer — U.S. and Canada Ground Operations of FedEx Express and Richard W. Smith is the President and Chief Executive Officer — Airline and International of FedEx Express. As of May 31, 2023, FedEx Express employed approximately 188,000 permanent full-time and approximately 56,000 permanent part-time employees.

The pilots of FedEx Express, who are a small number of its total employees, are represented by ALPA and are employed under a collective bargaining agreement that took effect in November 2015. The collective bargaining agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the NMB began actively mediating the negotiations. In May 2023, FedEx Express reached a tentative successor agreement with ALPA. The tentative agreement was approved by ALPA’s FedEx Express Master Executive Council in June 2023 and is being presented to FedEx Express’s pilots for ratification during the first quarter of 2024. The ongoing ratification process has no effect on our operations.

In addition to our pilots at FedEx Express, certain of FedEx Express’s non-U.S. employees are unionized. In June 2022, the Transport Workers Union filed an application with the NMB requesting an election to represent approximately 130 Global Operations Control (“GOC”) specialists who perform flight dispatching functions in FedEx Express’s GOC center. The NMB dismissed the application in December 2022. FedEx Express believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.

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

FedEx Ground Segment

Overview

By leveraging the FedEx brand, maintaining a low-cost structure, and efficiently using information technology and advanced automation systems, FedEx Ground continues to enhance its competitive position as a leading provider of business and residential ground package delivery services. As of July 13, 2023, the money-back guarantee for all FedEx Ground services remains suspended in order to balance our focus on service and safety. FedEx Ground serves customers in the North American small-package market, focusing on business and residential delivery of packages weighing up to 150 pounds. Ground service is provided to 100% of the continental U.S. population and overnight service of up to 400 miles to nearly 100% of the continental U.S. population. Service is also provided to nearly 100% of the Canadian population. In addition, FedEx Ground offers service to Alaska and Hawaii through a ground and air network operation coordinated with other transportation providers. FedEx Ground provides seven-day-per-week residential delivery to more than half of the U.S. population. See “One FedEx and Network 2.0” above for information regarding the transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024.

The company offers FedEx Home Delivery service, which reaches 100% of U.S. residences. FedEx Home Delivery is dedicated to meeting the delivery needs of residential customers and provides routine Saturday and evening delivery and premium options such as day-specific, appointment, and signature delivery. Sunday delivery is provided for more than half of the U.S. population. FedEx Home Delivery brings unmatched services to residential shippers and their customers and is the first residential ground package delivery service to have offered a money-back guarantee. FedEx Ground Economy service is available for the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address or PO Box in the U.S.

Pricing

FedEx Ground periodically publishes updates to the list prices for the majority of its services in its Service Guide. In general, U.S. shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. Effective January 2, 2023, FedEx Ground and FedEx Home Delivery implemented a 6.9% average list price increase. FedEx Ground Economy average list prices also increased.

To manage demand and capacity constraints in connection with the COVID-19 pandemic, beginning in June 2020 FedEx Ground implemented a series of surcharges generally applying to shipments that are oversized, unauthorized, or require additional handling; to residential packages for customers meeting a certain volume threshold; and to FedEx Ground Economy shipments. Specific applicable surcharges have been adjusted periodically since their implementation, and higher surcharges were applied during the 2023 holiday peak season. Effective January 16, 2023, the holiday peak surcharges were no longer in effect for residential shipments, and peak surcharges for shipments that are oversized or require additional handling were adjusted downward.

FedEx Ground has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two weeks prior to the week in which it is assessed. Effective April 4, 2022, the tables used to determine fuel surcharges at FedEx Ground were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Operations

FedEx Ground operates a highly flexible network of over 700 sortation and distribution facilities, including more than 160 fully automated stations, in the U.S. and Canada as of May 31, 2023. FedEx Ground conducts its operations primarily with more than 100,000 vehicles owned or leased by independent service providers. To provide FedEx Home Delivery service and FedEx Ground Economy service, FedEx Ground leverages its pickup operation and hub and linehaul network.

Following a network expansion in recent years that substantially increased FedEx Ground’s daily capacity through the addition of new facilities featuring the latest automated sorting technology as well as the expansion or relocation of existing hubs and other facilities, in 2023 the company rationalized its operations in response to lower volumes by consolidating sorts and cancelling several planned network capacity projects, continuing to manage staffing levels effectively, and reducing Sunday delivery operations.

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

Through collaboration with FedEx Dataworks, FedEx Ground is implementing dynamic scheduling tools to match sort staffing headcount with volumes and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity. Dock modernization efforts enabled by FedEx Dataworks, including a new network operating plan that uses machine learning and algorithms to develop more detailed and accurate volume forecasts, are enhancing productivity at FedEx Ground in furtherance of our DRIVE initiatives. Additionally, the company is testing autonomous, driverless technologies in the handling of large, non-conveyable packages, as well as artificial intelligence-enabled robotic product sortation systems to sort small packages.

Advanced route optimization technology leveraging the capabilities of FedEx Dataworks provides service providers near real-time data that can be used to plan efficient delivery routes and make decisions about vehicle mix and workforce. Additionally, software systems and internet-based applications are deployed to offer customers new ways to connect internal package data with external delivery information. FedEx Ground provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx Ground e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns Technology, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.”

FedEx Ground has introduced new vehicle safety technologies and incentives for adoption by its service providers, as well as new eligibility standards for drivers employed by service providers. Additionally, FedEx Ground has made significant operational enhancements to ensure safe and reliable handling of large and heavy items. These changes include designing new facilities, adding equipment to certain facilities, and making other operational adjustments.

FedEx Office offers retail access to FedEx Ground shipping services at all of its retail locations. FedEx Ground is also available as a service option at all FedEx Authorized ShipCenters and other FedEx OnSite locations, including at nearly 17,000 Walgreens, Dollar General, and Albertsons stores.

As of May 31, 2023, FedEx Ground employed approximately 56,000 permanent full-time and approximately 136,000 permanent part-time employees. In addition, FedEx Ground contracts with nearly 7,000 independent small businesses to conduct its linehaul and pickup-and-delivery operations, as the use of these service providers is well suited to the needs of the ground delivery business and its customers.

FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as an employer or joint employer of drivers employed by service providers engaged by FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. The status of the drivers employed by these service providers could be further challenged in connection with our one FedEx consolidation plan. For a description of these proceedings, see “Item 1A. Risk Factors” of this Annual Report and Note 18 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Scott L. Ray is the President of FedEx Ground. FedEx Ground is headquartered in the Pittsburgh, Pennsylvania area, and its primary competitors are UPS, the USPS, and regional delivery carriers. FedEx Ground also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries. For example, Amazon.com has established a network of hubs and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. For more information, see “Item 1A. Risk Factors” of this Annual Report.

FedEx Freight Segment

Overview

FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity, and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of big and bulky products to or through the door for residences and businesses. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP Code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority has the fastest published transit times of any nationwide LTL service. Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between Canada and the U.S. In addition, FedEx Freight serves Mexico, Puerto Rico, and the U.S. Virgin Islands via alliances. As of July 13, 2023, the money-back guarantee for all FedEx Freight services remains suspended in order to balance our focus on service and safety.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight, FedEx Express, and FedEx Ground. These solutions make freight shipping easier and provide customers easy access to their account information. The FedEx Freight Advance Notice feature available on FedEx Freight Priority shipments uses the company’s innovative technology systems to proactively notify FedEx Freight customers via the internet, e-mail, or fax when a shipment may be delayed beyond its estimated delivery date, providing customers with greater visibility and control of their LTL freight shipments. Customers can also process cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Ship Manager Server, and FedEx Web Services. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada. FedEx Freight also offers LTL Select, a free cloud-based, multi-carrier transportation management system that provides customers with visibility into all available carriers and their pricing in one location, as well as the ability to book service and make payments. FedEx Freight uses radio frequency identification technology and customized software to improve shipment visibility on its docks and enhance custodial control at the handling unit level.

FedEx Freight Direct addresses the growing e-commerce market for big and bulky products. It has four delivery service levels to meet customer needs, with basic and basic by appointment to-the-door services available to nearly 100% of the U.S. population and standard and premium through-the-door services available to 90% of the continental U.S. population, as well as flexible delivery windows, end-to-end visibility, proactive notifications, and returns services with flexible pickup windows and label-less options.

As of May 31, 2023, the FedEx Freight segment was operating nearly 30,000 vehicles from a network of approximately 390 service centers and had approximately 43,000 employees. The company plans to close and consolidate approximately 30 locations in the first quarter of 2024, and conducted several rounds of furloughs to match staffing with volume levels in 2023. Lance D. Moll is the President and Chief Executive Officer of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are YRC Worldwide Inc. (which includes YRC Regional Transportation and YRC Freight), XPO Logistics, Inc., Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company), SAIA, Inc., and TFI International Inc.

We are currently bargaining with the International Brotherhood of Teamsters at one FedEx Freight facility.

Pricing

FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100 Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 2, 2023, FedEx Freight implemented a 6.9% average list price increase for customers who use FXF PZONE and FXF EZONE rates and a 7.9% average list price increase for customers who use FXF 1000 and FXF 501. These increases apply for shipments within the U.S. and between the contiguous U.S. and Canada.

In order to manage demand and capacity constraints, beginning in July 2021 FedEx Freight implemented a peak surcharge applying to specific delivery points within the U.S. The peak surcharge has been adjusted periodically since implementation. Effective November 15, 2021, FedEx Freight increased applicable length surcharges. Effective January 17, 2022, FedEx Freight added a surcharge that applies when a pickup is performed and no shipment is tendered to the carrier. Effective January 16, 2023, FedEx Freight changed the extreme length surcharge to a tier-based length structure. The company continues to explore ways to modernize freight pricing including through dimension-in-motion technology, which more accurately captures freight profile and improves its ability to cost and price shipments.

FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. Effective April 4, 2022, the tables used to determine fuel surcharges at FedEx Freight were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

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

Brie A. Carere and Robert B. Carter each serve as the Co-President and Co-Chief Executive Officer of FedEx Services, which is based in Memphis, Tennessee. As of May 31, 2023, the FedEx Services segment had approximately 15,000 employees.

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed, and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. During 2023 we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market, and resiliency. See “FedEx Dataworks Operating Segment” below for more information on the solutions we are creating to “Innovate for Tomorrow.”

Shipping Management and Precision Tracking

The fedex.com website is widely recognized for its speed, ease of use, and customer-focused features. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments. Additionally, an advanced machine learning and artificial intelligence model developed by FedEx Dataworks has enhanced tracking capabilities on fedex.com, delivering greater estimated delivery date accuracy, including updates for early or delayed shipments. FedEx Virtual Assistant on fedex.com is an artificial-intelligence-enabled service that provides answers to customer shipping questions, allowing our customer service representatives and sales professionals to focus on higher-value customer interactions.

SenseAware, a FedEx innovation currently available in 135 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure, and shock events. Additionally, FedEx SenseAware ID is a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID is creating opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the FedEx Express network. FedEx is currently expanding access to FedEx SenseAware ID and plans to eventually make FedEx SenseAware ID available for a broad range of premium FedEx Express services.

FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website, and SMS text messaging. The FedEx Mobile app provides convenience for recipients to track packages and access FedEx Delivery Manager to customize home deliveries. Shippers can easily get rates and estimated delivery times and swiftly create a shipping label. All users can quickly find the nearest FedEx location for Hold at Location or drop-off. It is available on Android™ and Apple devices. The FedEx Mobile app has expanded to more than 220 countries and territories and 40 languages. SMS Notifications allows customers to track or follow a package via text messaging, and it is currently available in five countries.

Additionally, our FedEx Ship Manager suite of solutions, which was modernized in 2023, offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

E-Commerce Solutions

FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations, and times of delivery. Additionally, FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns and an easy way to track shipments, manage inventory, analyze returns trends, and make more informed decisions based on shoppers’ returns behaviors. In 2023 we launched FedEx Consolidated Returns in the U.S., a low-priced, easy e-commerce solution for low-weight returns facilitated through supply chain services offered by FedEx Logistics and FedEx Office. Through FedEx Consolidated Returns, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at approximately 2,000 FedEx Office locations. The returned items will then be consolidated with other returns and processed through FedEx Logistics and sent back to the merchants via a less-than-truckload option.

FedEx OnSite, our retail convenience network, utilizes third-party retailers to receive and hold packages for FedEx customers. The FedEx OnSite network has grown to include nearly 17,000 Walgreens, Dollar General, and Albertsons stores in addition to our approximately 2,000 FedEx Office locations. In addition to allowing for an easy returns and drop-off experience for shoppers, the FedEx OnSite network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology to the Walgreens retail network, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.

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

In June 2022, FedEx announced the launch of Picture Proof of Delivery for express and ground residential deliveries in the U.S. and Canada that are released without a signature. The capability has expanded to 90% of global residential deliveries.

Through innovative partnerships, FedEx Dataworks seeks to open pathways to e-commerce and empower customers with differentiated insights and tools. In 2021, we announced a multi-year collaboration with Adobe, starting with the integration of ShopRunner with Adobe Commerce’s Magento platform. By integrating their online storefronts with ShopRunner, Adobe merchants are able to offer seamless checkout, two-day shipping, easy returns, and exclusive offers to shippers. The collaboration also gives merchants access to FedEx post-purchase logistics intelligence, allowing for better management of supply chains. In 2022, we announced a multi-year partnership with Salesforce that integrates Salesforce Commerce Cloud and Salesforce Order Management with innovative capabilities from FedEx and ShopRunner. In January 2022, FedEx and Microsoft announced a new cross-platform logistics solution for e-commerce aimed at increasing merchant competitiveness in the e-commerce space by improving customer engagement and providing enhanced shipping options, which was made available to customers in the U.S. in 2023. Additionally, in June 2022 FedEx and FourKites announced a strategic alliance to provide businesses with new, more robust real-time supply chain visibility capabilities. In November 2022, we announced a strategic alliance with Cart.com to create integrated solutions that help address some of the biggest e-commerce challenges.

Autonomous Solutions

FedEx is exploring the use of autonomous delivery technology within its operations. In 2022, we announced a multi-year, multi-phase agreement to test Nuro’s next-generation autonomous delivery vehicle within FedEx operations. The collaboration with Nuro will explore various use cases for on-road autonomous vehicle logistics such as multi-stop and appointment-based deliveries.

In 2022, we began a pilot program with Aurora Innovation, Inc. (“Aurora”) and PACCAR Inc. to test Aurora’s autonomous driving technology in PACCAR autonomous vehicle platform-equipped trucks within FedEx linehaul operations. Additionally, FedEx Express is developing plans to test Elroy Air’s autonomous air cargo system within the company’s middle-mile logistics operations, moving shipments between sortation locations. We are also working with major national retailers, fast food restaurants, and drug stores to help assess different customers’ autonomous delivery needs. In 2023, FedEx ended the research and development program for Roxo, the FedEx SameDay Bot, to prioritize these other nearer-term opportunities.

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

• The season-long FedExCup competition on the PGA Tour, and the FedEx St. Jude Championship, a PGA Tour event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of three annual FedExCup playoff events.

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

FedEx Dataworks Operating Segment

The FedEx Dataworks operating segment is focused on putting our data into context and using it to enhance the efficiency of the FedEx network and our customers’ supply chains, as well as the end-to-end experience of our customers. The size and scale of our global network gives us a bird’s-eye view of global supply chains and trends and provides an immense amount of data. As the digital twin of our physical network and a key enabler of our DRIVE transformation, FedEx Dataworks leverages this information to allow us to work differently through a more technology-enabled, data-driven approach. See “FedEx Express Segment — FedEx Express — Operations” and “FedEx Ground Segment — Operations” above for information regarding how FedEx Dataworks is enabling the transformation and optimization of our physical network at FedEx Express and FedEx Ground. FedEx Dataworks is also helping to build out a dynamic pricing infrastructure, which enabled 2023 holiday peak residential surcharges to adjust dynamically based on an individual customer’s weekly peaking factor, and exploring and implementing ways for predictive anomaly detection to improve revenue quality.

FedEx Surround allows business customers to enhance visibility into its supply chain by leveraging data to provide near-real-time analytics into shipment tracking, which will drive more precise logistics and inventory management. FedEx Dataworks is helping to facilitate an open and collaborative e-commerce ecosystem that helps merchants provide seamless end-to-end experiences for their customers. ShopRunner is an e-commerce platform that directly connects brands and merchants with online shoppers. ShopRunner’s data-driven marketing and omnichannel enablement capabilities also help brands and merchants acquire high-value customers and accelerate their digital innovation by using ShopRunner’s e-commerce platform. We believe the complementary nature of ShopRunner’s pre-purchase offerings combined with FedEx’s post-purchase logistics intelligence enables brands and merchants to attract and engage consumers at scale by providing innovative online shopping experiences. In November 2022, ShopRunner announced the launch of its new mobile application. For additional information regarding FedEx Dataworks e-commerce partnerships, tools, and solutions, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.”

Sriram Krishnasamy is the President and Chief Executive Officer of FedEx Dataworks, which is based in Memphis, Tennessee. As of May 31, 2023, FedEx Dataworks had approximately 400 employees. FedEx Dataworks is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Office Operating Segment

As of May 31, 2023, FedEx Office operated approximately 2,000 customer-facing stores, providing convenient access to printing and shipping expertise with reliable service.

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

FedEx Office has prioritized e-commerce and digital offerings as a growth opportunity for the enterprise/large, medium, and small business customers we serve. FedEx Office has partnered with a content and creative design platform to form a digital design-to-print marketplace offering millions of images and illustrations, an extensive library of templates, and a simple drag-and-drop interface to create custom business materials from fedex.com on any device, with next-day printing on many requests available at FedEx Office stores. Additionally, FedEx Office has partnered with a leading marketing solutions company to introduce an online branded promotional products marketplace that allows businesses to customize and purchase high-quality promotional products. FedEx Office has also made investments in new machines and technology, enhancing capabilities in narrow format color, grand format, large format, color management, enhanced finishing, and other technologies.

FedEx Office provides customers convenient access to the full range of FedEx Express and FedEx Ground shipping services. Customers may have their FedEx Express and FedEx Ground packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Through FedEx Consolidated Returns, which we launched in 2023, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at a FedEx Office location. For information regarding FedEx Consolidated Returns, see “FedEx Services Segment — Customer-Driven Technology — E-Commerce Solutions.” We discontinued FedEx SameDay City operations during 2023.

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

Brian D. Philips is the President and Chief Executive Officer of FedEx Office, which is based in Plano, Texas. As of May 31, 2023, FedEx Office had approximately 12,000 employees. FedEx Office is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

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

Patrick Moebel is the President and Chief Executive Officer of FedEx Logistics, which is based in Memphis, Tennessee. As of May 31, 2023, the FedEx Logistics organization had approximately 21,000 employees. FedEx Supply Chain has a small number of employees who are members of unions. FedEx Logistics is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

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

As trade throughout the world grows, so does the FedEx Trade Networks Transport & Brokerage solutions portfolio. As of May 31, 2023, FedEx Trade Networks Transport & Brokerage operated approximately 122 offices and facilities in 33 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. FedEx Trade Networks Transport & Brokerage maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx Trade Networks Transport & Brokerage offers customized trade solutions that enable improved compliance practices through FedEx Trade Solutions.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With approximately 15,000 employees at 82 facilities as of May 31, 2023, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk, and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, and product liquidation.

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

The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx Express holds various certificates issued by the DOT, authorizing FedEx Express to engage in U.S. and international air transportation of property and mail on a worldwide basis. These certificates will remain in effect as we maintain our economic fitness to perform all-cargo services in connection with our one FedEx consolidation plan.

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

Communication. Because of the extensive use of radio and other communication facilities in its aircraft and ground transportation operations, FedEx Express is subject to the Federal Communications Commission Act of 1934, as amended. Additionally, the Federal Communications Commission (“FCC”) regulates and licenses FedEx Express’s activities pertaining to satellite communications, and also manages the spectrum allocation and licensing process. The FCC recently expanded the use of the 3.7 to 4.2 gigahertz (“GHz”) spectrum band, which has historically been reserved for aviation, to support the implementation of “5G” cellular networks across the U.S. In December 2021, following concerns of potential interference with aircraft radio altimeters by the expanded use of the 3.7 to 4.2 GHz spectrum band, the FAA issued airworthiness directives prohibiting U.S. aircraft operators from operating at U.S. airports affected by 5G cellular networks without radio altimeter retrofits or other enhancements unless authorized via an alternative means of compliance. FedEx Express’s U.S. air operations continued to operate with minimal interruption due to the FAA’s issuance of alternative means of compliance while the company modified its fleet to comply with the directives. In June 2022, the FAA announced its expectation that U.S. aircraft operators have radio altimeter retrofits or other enhancements in place by July 2023. As of July 1, 2023, FedEx Express’s U.S. air operations are in compliance with the airworthiness directives, and we do not expect any subsequent operational disruptions from “5G” cellular network implementation.

Environmental.

Noise: Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. FedEx Express’s aircraft fleet is in compliance with current noise standards of the federal aviation regulations. In addition to federal regulation of aircraft noise, certain airport operators have local noise regulations, which limit aircraft operations by type of aircraft and time of day. These regulations have had a restrictive effect on FedEx Express’s aircraft operations in some of the localities where they apply but do not have a material effect in any of FedEx Express’s significant markets. Congress’s passage of the Airport Noise and Capacity Act of 1990 established a National Noise Policy, which enabled FedEx Express to plan for noise reduction and better respond to local noise constraints. FedEx Express’s international operations are also subject to noise regulations in certain of the countries in which it operates.

Greenhouse Gas Emissions: Concern over climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. In 2016, the International Civil Aviation Organization (“ICAO”) formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”). This program established a goal for the aviation industry to achieve carbon neutral growth in international aviation beginning in calendar 2021. Any growth above a global industry emissions baseline would need to be addressed using either eligible carbon offset credits or qualifying sustainable aviation fuel purchases. The baseline was originally set as an average of calendar 2019 and calendar 2020 emissions. In 2023, due to the effects of COVID-19 on the airline industry, the ICAO adopted a new baseline of 85% of calendar 2019 emissions. To date, however, while the U.S. Congress is considering proposals to afford the DOT and FAA full authority to implement the market-based measures of CORSIA, the U.S. has not fully implemented CORSIA. In the interim, we continue to voluntarily report our emissions data to the FAA.

Other ICAO member states are moving forward with implementing CORSIA, and have taken additional action to reduce aircraft GHG emissions. For example, both the EU and the United Kingdom have implemented regulations to include aviation in the Emissions Trading Scheme (“ETS”). For the EU, under these regulations any airline with flights originating or landing in the European Economic Area (“EEA”) is subject to the ETS. Beginning in calendar 2012, airlines including FedEx were required to purchase emissions allowances or, alternatively, purchase qualifying sustainable aviation fuel if they exceeded the number of free allowances allocated under the ETS. While the current scope of ETS has been limited to apply only to flights within the EEA through calendar 2026, the EU adopted legislation in 2023 requiring that a study be conducted in July 2026 reassessing whether the European Commission should propose to expand the scope of ETS to include international flights from the EEA based on CORSIA implementation and performance.

We expect compliance with CORSIA and the ETS to increase FedEx operating expenses. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA and the ETS, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future and the price of such fuels, and the price of eligible emission units, offsets, or allowances required to be purchased by FedEx.

Additionally, in 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of currently in-production aircraft types from calendar 2023. ICAO established a production cutoff date of January 1, 2028 for aircraft that do not comply with these standards. The standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In 2021, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards, and the FAA is advancing its own conforming rulemaking to implement the standards through its aircraft certification process. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In 2021 the U.S. reentered the Paris climate accord, an agreement among 197 countries to reduce GHG emissions. The effect of the reentry on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain. Additionally, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

Hazardous Substances: In calendar 2022, the EPA proposed regulations to categorize certain per- and polyfluoroalkyl substances (“PFAS”) as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”). Numerous U.S. states, including California, have adopted additional regulations governing these substances. PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams approved for use by the FAA to extinguish fuel-based fires at airports and refineries. The EPA’s proposed rule, once finalized, could subject airports, airlines, and refineries to potential liability for cleanup of historical PFAS contamination. We could incur remediation costs for currently and formerly operated facilities. While the impact of this rulemaking on our business and results of operations cannot currently be predicted, we remain committed to transitioning to PFAS-free materials for fire suppression in accordance with the framework outlined by the FAA in May 2023.

We are also subject to international, federal, state, and local environmental laws and regulations relating to, among other things, the shipment of dangerous goods and contingency planning for spills of petroleum products. Additionally, we are subject to numerous regulations dealing with underground fuel storage tanks, hazardous waste handling, vehicle and equipment emissions and noise, and the discharge of effluents from our properties and equipment. FedEx Express has an environmental management system based on International Standardization 14001 designed to maintain compliance with these regulations and minimize our operational environmental footprint, and certified all U.S. airport locations in 2022.

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

The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are now the dominant national transportation systems. As an air express carrier with an integrated air/ground network, FedEx Express and its employees have been covered by the RLA since the founding of the company. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting global commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at FedEx Express, cannot be shut down by the actions of a local segment of the network.

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA, thereby exposing the FedEx Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground network. This jurisdiction could be challenged in connection with our one FedEx consolidation plan. In addition, federal and state governmental agencies, such as the NMB and the National Labor Relations Board (“NLRB”), have and may continue to take actions that could make it easier for our employees, and employees of service providers contracting with FedEx Ground, to organize under the RLA or NLRA. For a description of these and other potential labor law changes, see “Item 1A. Risk Factors” of this Annual Report.

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

Macroeconomic and Market Risks

We are directly affected by the state of the global economy and geopolitical developments. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, fuel and energy prices, public health crises, inventory levels, buying patterns and disposable income, debt levels, and credit availability. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances, which adversely affects our yields and profitability. Certain manufacturers and retailers are making investments to produce and house goods in closer proximity to supply chains and consumers in connection with recent macroeconomic, geopolitical, and public health developments. Additionally, consumer spending has shifted from goods to services, and in 2023 we saw a customer preference for slower, less costly shipping services. We expect these trends to continue. Further, the scale of our operations and our relatively high fixed-cost structure, particularly at FedEx Express, make it difficult to quickly adjust to match shifting volume levels, which negatively affected our results of operations in 2023. For more information, see “Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels.” below.

Our results in 2023 were adversely impacted by lower global volumes due to weak economic conditions. We are experiencing a decline in demand for our transportation services as inflation and interest rate increases are negatively affecting consumer and business spending. Additionally, we are experiencing higher costs to serve through higher fuel prices, wage rates, purchased transportation costs, and other direct operating expenses such as operational supplies. During 2024, we expect macroeconomic conditions to continue to negatively affect customer demand for our services. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information.

Moreover, given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the ongoing conflict between Russia and Ukraine, may adversely affect our business and results of operations. We have suspended all services in Ukraine and Belarus. We also temporarily idled our operations in Russia and reduced our presence to the minimum required for purposes of maintaining a legal presence with active transport licenses. While we do not expect this conflict to have a direct material effect on our business or results of operations, the broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against us as a result of our idling of operations in Russia, including nationalization of foreign businesses in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

To the extent the current conflict between Russia and Ukraine, or subsequent similar conflicts between or among other nations, adversely affects our business, it may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, disruptions to our global technology infrastructure, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack; adverse changes in international trade policies; our ability to maintain or increase our prices, including our fuel surcharges in response to rising fuel costs; our ability to implement and execute our business strategy, particularly with regard to our FedEx Express international business; disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs and could affect our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; our ability to maintain our strong reputation and the value of the FedEx brand; terrorist activities targeting transportation infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Geopolitical uncertainty negatively affected operations at FedEx Express in recent years.

Additional changes in international trade policies and relations could significantly reduce the volume of goods transported globally and adversely affect our business and results of operations. The U.S. government has taken certain actions that have negatively affected U.S. trade, including imposing tariffs on certain goods imported into the U.S. Additionally, several foreign governments have imposed tariffs on certain goods imported from the U.S. These actions contributed to weakness in the global economy that adversely affected our results of operations in recent years. Any further changes in U.S. or international trade policy, including tariffs, export controls, quotas, embargoes, or sanctions, could trigger additional retaliatory actions by affected countries, resulting in “trade wars” and further increased costs for goods transported globally, which may reduce customer demand for these products if the parties having to pay tariffs or other anti-trade measures increase their prices, or in trading partners limiting their trade with countries that impose such measures. Political uncertainty surrounding international trade and other disputes could also have a negative effect on business and consumer confidence and spending. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

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

Our transportation businesses are affected by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely affect our operating results. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. As of May 31, 2023, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative effect on our ability to operate our transportation networks. The following factors may affect fuel supply and could result in shortages and price increases in the future: weather-related events; natural disasters; political disruptions or wars involving oil-producing countries; economic sanctions imposed against oil-producing countries or specific industry participants; changes in governmental policy concerning fuel production, transportation, taxes, or marketing; changes in refining capacity; environmental concerns; cyberattacks; and public and investor sentiment. Several of these factors combined to constrain fuel supply in 2023, and we expect such conditions to continue to be present in 2024.

Operating Risks

The failure to successfully execute our DRIVE transformation program, including Network 2.0, and our one FedEx consolidation plan in the expected time frame and at the expected cost may adversely affect our future results. In the first quarter of fiscal 2023, FedEx announced our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. These entities currently operate as separate and independent businesses and networks. There can be no assurances that these businesses and networks can successfully be consolidated and fully integrated as planned. It is possible that the consolidation and integration process could result in higher than currently expected costs, less-than-expected savings, the loss of customers, the disruption of ongoing businesses, union organizing, litigation, the loss of key FedEx employees or service providers, or other unexpected issues. It is also possible that the overall process will take longer than currently anticipated. Additionally, the following issues, among others, must be addressed in order to realize the anticipated timing and projected benefits of our DRIVE transformation and one FedEx consolidation plan:

• combining the physical networks and operations of FedEx Express and FedEx Ground, including consolidating the companies’ linehaul and pickup-and-delivery operations, and corporate functions;

• our ability to maintain coverage of U.S. employees at FedEx Express under the RLA and manage challenges to the employment status of drivers employed by service providers engaged by FedEx Ground, in addition to other labor-related risks;

• integrating, consolidating, and implementing new administrative and back-office support functions, information-technology infrastructure, and computer systems of the respective companies;

• integrating and restructuring the corporate entities;

• integrating and unifying the offerings and services available to historical FedEx Express and FedEx Ground customers;

• harmonizing the companies’ operating practices, employee development and compensation programs, internal controls, and other policies, procedures, and processes;

• maintaining existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;

• legal challenges by FedEx Ground service providers or government agencies seeking to slow or stop plans related to Network 2.0 or our one FedEx consolidation;

• addressing possible differences in business backgrounds, corporate cultures, and management philosophies;

• addressing employee issues so as to promote retention and maintain efficient and effective labor and employee relations;

• maintaining access to ports of call and railroads for intermodal support;

• managing the movement of certain positions to different locations;

• obtaining any required regulatory licenses, operating authority, or contractual consents; and

• managing unforeseen increased expenses or delays associated with the consolidation and integration process.

We may not be able to achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our DRIVE transformation and one FedEx consolidation plan. The actual amount and timing of costs to be incurred and related cost savings and reductions to our permanent cost structure resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could also result in asset impairment charges and changes to our tax liabilities and deferred tax balances. If we are not able to successfully implement our DRIVE transformation and one FedEx consolidation plan, our future financial results will suffer and we may not be able to achieve our financial performance goals.

All of these factors could adversely affect FedEx’s results of operations and negatively affect the price of our common stock. In addition, at times the attention of certain members of our management may be focused on the DRIVE transformation and one FedEx consolidation plan and diverted from day-to-day business operations, which may disrupt our business.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical confidential information, adversely affecting our reputation, business, or results of operations. Our ability to attract and retain customers, efficiently operate our businesses, execute our DRIVE transformation and one FedEx consolidation plan, and compete effectively depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive package-level information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to clear shipments through customs, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack by computer hackers, foreign governments and state-sponsored actors, cyber terrorists and activists, cyber criminals, malicious employees or other insiders of FedEx or third-party service providers, and other groups and individuals. Data breaches and other technology disruptions of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition. For example, ShopRunner, which we acquired in 2021, collects and stores certain personal data of its merchants and their buyers, its partners, consumers with whom it has a direct relationship, and users of its applications. Additionally, it uses third-party service providers and subprocessors to help deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal data, including payment information and/or other confidential information. The foregoing factors increase the risk of data incidents and the amount of potential exposure in the event of a data breach.

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

A disruption to our complex, global technology infrastructure, including those affecting our computer systems and websites, could result in the loss of confidential business or customer information, require substantial repairs or replacements, resulting in significant costs, and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely affect our operations, customer service, and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse effects could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party. We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity, and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense, and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss, and cyber-fraud, which could adversely affect our competitiveness and results of operations. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021 for information regarding the 2017 NotPetya cyberattack at TNT Express and immaterial cyber incidents we experienced in 2017 and 2018. Additionally, we have experienced continual attempts by cyber criminals, some of which have been successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network. None of these fraudulent cyber activities caused a material disruption to our systems or resulted in any material costs to FedEx.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. Additionally, while we have insurance coverage designed to address certain aspects of cyber risks in place, we cannot be certain that we will continue to be able to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers will pay on our insurance claims, or we will not experience a claim for which coverage is not provided. See “Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.” below for additional information on risks related to legal and regulatory developments with respect to data protection. A significant number of our employees as well as customers and others with whom we do business continue to work remotely or in hybrid models, which may heighten these risks. These risks may also be heightened by our DRIVE transformation, including Network 2.0, and one FedEx consolidation plan.

We are self-insured for certain costs associated with our operations, and insurance and claims expenses could have a material adverse effect on us. We are self-insured up to certain limits that vary by operating company and type of risk for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs, which may be subject to a high degree of variability. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses, and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance and claims costs could continue to increase materially which could adversely affect our results of operations and financial condition. During 2023, higher self-insurance accruals negatively affected our results of operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. See Note 9 of the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 for information regarding the 2015 jury award of approximately $160 million in compensatory damages in a lawsuit related to a vehicle accident involving a driver employed by a service provider engaged by FedEx Ground, subsequent court affirmation of the award in 2018 and 2022, and our pursuit of reimbursement from insurers of our payment of approximately $210 million of pre- and post-judgment interest. Given this recent trend, it is possible that additional claims could exceed our aggregate coverage limits. If another claim were to exceed our aggregate insurance coverage, we would bear the excess in addition to our other self-insured amounts.

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

The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis on our business, results of operations, and financial condition are highly unpredictable. A widespread outbreak of an illness or any other communicable disease or public health crisis, including new variants of COVID-19, could have varying effects on the demand for our services, our business operations, and the global economy and supply chains. The extent of the effect of such an event on our business, results of operations, and financial condition, as well as the global economy, will be dictated by developments that cannot be predicted, such as its duration and spread; the success of efforts to contain it and treat its effects, such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions; the possibility of additional subsequent widespread outbreaks and variant strains and the effect of actions taken in response; and the resulting effects on the economic conditions in the global markets in which we operate. We have now shifted to operating in a more stable post-COVID-19 environment with less restrictions, which resulted in consumers returning to near pre-pandemic shopping patterns during 2023.

Our business is labor and capital intensive in nature, which may require us to incur higher costs to operate our networks during such an event. If we are unable to remain agile and flex our networks to align with shipping volumes, customer needs, disrupted global supply chains and other network inefficiencies, market demands, and operating conditions, or are unable to continuously respond to evolving governmental policies, our business operations could be negatively affected, which could have a further adverse effect on our results of operations. Further, due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of our team members and customers may be higher than similar expenses incurred by companies in other industries.

To the extent a widespread outbreak of an illness or any other communicable disease or public health crisis adversely affects our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations, and financial condition. Such risks include, but are not limited to, additional changes in the state of the global economy and international trade policies and relations; our ability to execute our DRIVE transformation and one FedEx consolidation plan, implement our business strategy, and effectively respond to changes in market dynamics and customer preferences; our strong reputation and the value of the FedEx brand; our ability to meet our labor and purchased transportation needs while controlling related costs; changes in the business and financial soundness of the USPS; our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; and the effect of litigation or claims from customers, team members, suppliers, regulators, or other third parties relating to the crisis or our actions in response.

See “Description of Business Segments — Trends Affecting Our Business” under “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report, as well as “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Reports on Form 10-K for the years ended May 31, 2020, May 31, 2021, and May 31, 2022, for information regarding the COVID-19 pandemic and its effects on our business, results of operations, and financial condition.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. These security requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. For example, the TSA requires FedEx Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. Additionally, the ICAO’s standard that previously allowed a member state to permit carriers and other entities to determine, without government oversight, which shippers and shipments are secure for purposes of putting those shipments on all-cargo aircraft was modified effective July 1, 2021. As a result, we are now required to undertake additional security measures for international outbound shipments. It is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The effects on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely affect demand for our services.

Strategic Risks

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as those related to our DRIVE transformation, including Network 2.0, and one FedEx consolidation plan. See “The failure to successfully execute our DRIVE transformation, including Network 2.0, and one FedEx consolidation plan in the expected time frame and at the expected cost may adversely affect our future results.” above and “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information. Such initiatives and enhancements may require us to make significant capital expenditures or incur significant expenses. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our strategic investments and other decisions.

Further, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, the future rate of e-commerce growth and inventory restocking, passenger airline cargo capacity, competition, and the global economy, and actual market, economic, and other conditions may be different from our assumptions. As technology, customer behavior, and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences, our future financial results will suffer. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Strategy.”

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, acquired companies, and other assets to support our transportation and business networks. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively affect operating margins, and undercapacity could negatively affect service levels. Difficulties in quickly adjusting our operations and fixed-cost structure to match shifting volume levels, particularly at FedEx Express, negatively affected our results of operations in 2023. Additionally, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” of this Annual Report for information regarding a noncash impairment charge recorded in the fourth quarter of 2023 in connection with our decision to permanently retire certain aircraft and related engines from service.

We depend on our strong reputation and the value of the FedEx brand. The FedEx brand name symbolizes high-quality service, reliability, and speed. FedEx is one of the most widely recognized, trusted, and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. In addition, we have a strong reputation among customers, team members, and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales, marketing, and recruitment tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our team members or others with whom we do business, such as customer service mishaps, accidents, catastrophes, or incidents involving aircraft, vehicles, or facilities operated by us or our service providers; low safety or service levels; data breaches or technology infrastructure disruptions; noncompliance with laws and allegations or claims that result in litigation; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; labor relations and workforce reductions; our advertising campaigns, sponsorship arrangements, or marketing programs; our political activities and expenditures; our executive compensation practices; or use of artificial intelligence could tarnish our reputation and reduce the value of our brand. With the increase in the use of social media outlets such as Facebook, YouTube, Instagram, Twitter, and TikTok, adverse publicity can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Certain forms of technology also allow users to alter images, videos, and other information relating to FedEx and present the information in a false or misleading manner. Further, our actual or perceived position or lack of position on environmental, social, political, public policy, or other sensitive issues, and any perceived lack of transparency about those matters, could harm our reputation with certain groups, including our customers, team members, governments, and regulatory bodies. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent, and thus have an adverse effect on our financial condition, liquidity, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand.

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

Pursuant to previously announced plans to restructure its operations, the USPS continues to implement strategic changes to its operations to reduce its reliance on the air network of FedEx Express, which negatively affected our results of operations in 2023. FedEx Express expects lower volumes from the USPS in 2024. Additional changes in the USPS’s business, including further structural changes to its operations, network, volume levels, service offerings, service commitments, or pricing, could have additional negative effects on our revenue, results of operations, and financial condition. Further, the USPS’s contract with FedEx Express for domestic services expires on September 29, 2024, and there is no assurance that the contract will be renewed on terms that are commercially acceptable to FedEx. Additionally, a decision by the USPS to terminate the contract early could negatively affect our profitability.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or they are owned, controlled, or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with flexible labor solutions such as crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn reduce our revenues and market share. For example, Amazon.com has established a network of hubs, aircraft, and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. See “Item 1. Business” of this Annual Report for additional information.

We believe we compete effectively with these companies – for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability not only to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), but also to maintain or grow our revenues and market share. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services or better service levels, more effectively bundle their services, or offer services at lower prices, it could impede our ability to maintain or grow our market share. Continued transportation industry consolidation may further increase competition. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively affect our financial condition and results of operations. These effects could be exacerbated if high-volume package shippers offer such capabilities to third parties. News regarding such developments or expansions could also negatively affect the price of our common stock.

Additionally, advancements in technology, such as advanced safety systems; automated package sorting, handling, and delivery; autonomous delivery; third-party supply chain insight and management; artificial intelligence; vehicle platooning; alternative fuel vehicles; and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments.

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

Acquisitions and other strategic transactions involve special commercial, customer, accounting, regulatory, compliance, information technology, human resources, cultural, and other risks, including the potential assumption of unanticipated liabilities and contingencies. Additionally, we may be required to make significant capital expenditures and/or incur certain operating expenses following the completion of certain transactions, which may be higher than initially expected. For example, existing and future customer data in the systems and business of FedEx and ShopRunner may not be ultimately interoperable, or may not be interoperable without significant added expense.

While we expect our past and future acquisitions and strategic transactions to enhance our value proposition to customers and improve our business and long-term profitability, there can be no assurance that we will realize our expectations within the time frame we have established, if at all, or that we can continue to support the value we allocate to acquired businesses, including their goodwill or other intangible assets. We have previously incurred goodwill impairment charges related to certain of our acquisitions, some of which have been material, and may incur additional goodwill impairment charges in the future. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” of this Annual Report for information regarding a noncash impairment charge recorded in the fourth quarter of 2023 related to the ShopRunner acquisition.

Human Resource Management Risks

Our failure to attract and retain employee talent, meet our purchased transportation needs, or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely affect our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including successors to members of senior management; the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; and/or our inability to successfully transition key roles could have an adverse effect on our business, results of operations, reputation, and the price of our common stock. We also regularly seek to hire a large number of part-time and seasonal workers, and FedEx Ground utilizes contracted service providers to conduct its linehaul and pickup-and-delivery operations.

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

Our business is labor intensive in nature, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified service providers and persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, health and other insurance costs, inflation, fuel and energy prices and availability, behavioral changes, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety levels of our operations, our reputation within the labor and transportation markets, changes in the business or financial soundness of service providers, interest in contracting with FedEx, the effect of a widespread public health crisis, the availability of child care, and vaccine mandates that may be announced in jurisdictions in which our businesses and service providers operate. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase financial rates or modify contract terms and may refuse to provide service to FedEx in connection with such initiatives.

Our inability to effectively meet our labor and purchased transportation needs can increase our costs, hinder our ability to execute our business strategy, negatively affect service levels, and adversely affect our business and results of operations. Certain of these risks may be heightened by our DRIVE transformation, including Network 2.0, and one FedEx consolidation plan.

Labor organizations attempt to organize groups of our employees from time to time, and potential changes in labor laws could make it easier for them to do so. If we are unable to maintain positive relationships with our employees and to avoid having labor organizations organize groups of our employees, our operating costs could significantly increase and our operational flexibility could be significantly reduced. Despite continual organizing attempts by labor unions, other than the pilots at FedEx Express and drivers at one FedEx Freight facility, our U.S. employees have thus far chosen not to unionize (we acquired FedEx Supply Chain in 2015, which already had a small number of employees who are members of unions). Additionally, certain of FedEx Express’s non-U.S. employees are unionized. For information regarding the tentative successor agreement FedEx Express reached with the union representing the pilots of FedEx Express in May 2023, see “Item 1. Business” of this Annual Report under the caption “FedEx Express Segment — FedEx Express — Employees.”

Labor unions have recently attempted to organize employees at businesses and in industries that have not traditionally been unionized, and in certain instances have been successful. Such attempts could continue in 2024. Additionally, the U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx Express employees from the jurisdiction of the RLA. Additionally, this jurisdiction could be challenged in connection with our one FedEx consolidation plan. For additional discussion of the RLA, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Such legislation or challenge could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our companies, such as FedEx Ground and FedEx Freight, whose employees are governed by the NLRA. In addition, federal and state governmental agencies, such as the NMB and the NLRB, have and may continue to take actions that could make it easier for our employees, as well as our vendor and supplier workforces, to organize under the RLA or NLRA. Finally, changes to federal or state laws, regulations, rules, judicial or administrative precedent, or guidance governing employee classification could affect the status of FedEx Ground’s service providers as independent employers of drivers. If FedEx Ground is deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially, and we could incur significant capital outlays and experience adverse effects to service levels.

FedEx Ground contracts with service providers to conduct its linehaul and pickup-and-delivery operations, and the status of these service providers as direct and exclusive employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that FedEx Ground should be treated as an employer or joint employer of the drivers employed by service providers engaged by FedEx Ground. We incur certain costs, including legal fees, in defending the status of service providers engaged by FedEx Ground as direct employers of their drivers. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters or regulatory developments could, among other things, entitle service providers’ drivers to certain wage payments and penalties from the service providers and FedEx Ground, and result in employment and withholding tax and benefit liability for FedEx Ground. The status of the drivers employed by these service providers could be further challenged in connection with our one FedEx consolidation plan.

Proposed pilot flight and duty time regulations could impair our operations and impose substantial costs on us. In 2010, the FAA proposed regulations that would change the flight and duty time rules applicable to all-cargo air carriers. When the FAA issued final regulations in 2011 (the “2011 regulations”), all-cargo carriers, including FedEx Express, were exempt from these new requirements. Instead, all-cargo carriers were required to continue complying with previously enacted flight and duty time rules and allowed to pursue the development of fatigue risk management systems to develop fatigue mitigations unique to each operation. In 2012, the FAA reaffirmed the exclusion of all-cargo carriers from the 2011 regulations, and litigation in the U.S. Court of Appeals for the District of Columbia affirmed the FAA’s decision. However, this issue remains a policy priority for certain labor groups, and the U.S. Congress periodically considers legislation that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations would make it more difficult to avoid pilot fatigue and could impose substantial costs on us in order to maintain operational reliability.

Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely affect our results of operations, financial condition, and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, and retirement ages. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions, and can produce volatility in our results of operations, financial condition, and liquidity. For example, our fourth quarter mark-to-market (“MTM”) retirement plans accounting adjustment resulted in a pre-tax, noncash gain of $650 million in 2023 ($493 million, net of tax, or $1.92 per diluted share) and a loss of $1.6 billion in 2022 ($1.2 billion, net of tax, or $4.49 per diluted share). For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Retirement Plans MTM Adjustments” and Note 13 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Environmental, Climate, and Weather Risks

We may be affected by global climate change or by legal, regulatory, or market responses to such change. Concern over climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. Increased regulation regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial costs on us, especially at FedEx Express. These costs include an increase in the cost of the fuel and other energy we purchase and capital and impairment costs associated with updating or replacing our aircraft or vehicles prematurely. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.” We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions.

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

We may be unable to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040.

In 2021, we announced a goal to achieve carbon neutrality for our global operations by calendar 2040. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification; sustainable fuels; aircraft fuel conservation and fleet modernization; facilities; and sustainable customer solutions.

Execution of these strategies, as well as demonstrable progress on and achievement of our calendar 2040 goal, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions; the availability and cost of, and our ability to acquire, alternative fuel vehicles, alternative fuels, fuel-efficient aircraft, global electrical charging infrastructure, off-site renewable energy, and other materials and components, many of which are not presently in existence or available at scale; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; the availability of incentives to enhance the production and affordability of alternative fuel vehicles, alternative fuels, global electrical charging infrastructure, and other materials and components; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions and potentially increased prices for our services; and the actions of competitors and competitive pressures.

There is no assurance that we will be able to successfully execute our strategies and achieve or demonstrate progress on our calendar 2040 goal of carbon neutrality for our global operations. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments and/or initiatives (including our DRIVE transformation program, including Network 2.0, and one FedEx consolidation plan) over the achievement of our calendar 2040 goal based on economic, regulatory, or social factors, business strategy, or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ and banks’ increased focus related to ESG matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely affect our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, floods, severe winter weather, conflicts or unrest, terrorist attacks, or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. Prolonged interruptions or disruptions at a key location such as our FedEx Express Memphis World Hub or one of our information-technology centers could adversely affect our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely affect demand for our services resulting in an adverse effect on our business and results of operations.

Other Legal, Regulatory, and Miscellaneous Risks

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal, state, and local and non-U.S. government regulations, laws, policies, and actions. There can be no assurance that such regulations, laws, policies, and actions will not be changed in ways that will decrease the demand for our services, subject us to escalating costs, or require us to modify our business models and objectives (such as our DRIVE transformation program, including Network 2.0, and one FedEx consolidation plan), harming our financial results. In particular, legislative, regulatory, or other actions that U.S. and non-U.S. governments have undertaken or could take in areas such as data privacy and sovereignty, the use of new technology, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes, or sanctions in the U.S. or other countries, complex economic sanctions, import and export controls, customs standards, additional security or workplace and transportation health and safety requirements, labor and employment standards (including with respect to our pilots), worker classification, joint employment and benefits, government contracting, regulated commodities, environmental or emission standards, and accounting may have an adverse effect on our results of operations, financial condition, capital requirements, effective tax rate, and service levels. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, the current U.S. presidential administration and various U.S. federal and state regulatory bodies have indicated a desire to reform various aspects of existing laws, regulations, and enforcement priorities and strategies that could, among other things, lead to comprehensive tax reform, broadly increase the U.S. minimum wage, make it easier for unions to organize our U.S. employees or the employees of our service providers, and alter the employment relationship between service providers engaged by FedEx Ground and the drivers employed by those service providers.

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

Standard-setting bodies could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation, and we may be required to make adjustments to amounts that we have recorded that may adversely affect our results of operations and financial condition. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Results of Operations and Outlook—Consolidated Results—Income Taxes” of this Annual Report for additional information regarding ongoing tax examinations and challenges. Additionally, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Estimates—Income Taxes” of this Annual Report for information regarding estimates and potential adjustments related to our tax positions.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or will be enacted by other jurisdictions. In addition, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations, or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could harm our reputation and adversely affect our business, results of operations, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use of personal data by FedEx Dataworks and the other FedEx operating companies.

The regulatory environment for global aviation or other transportation rights may affect our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx Express to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes, or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise affect our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely affected when government agencies and air traffic control and other systems they oversee cease to operate as expected, including due to partial shutdowns, sequestrations, or similar events. Lapses in government operations may result in, among other things, disruptions in the ability of government agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

We are also subject to other risks and uncertainties, including:

• our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to autonomous technology and artificial intelligence;

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

• any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of climate change and other ESG topics, and any other legal or governmental proceedings, including the matters discussed in Note 18 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report;

• adverse rulings on appeals and in other future judicial decisions, subsequent adverse jury findings, and changes in judicial precedent;

• the sufficiency of insurance coverage we purchase;

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

• difficulties experienced by the companies with which we contract to fly smaller regional “feeder” aircraft in attracting and retaining pilots, which could cause a reduction of service offered to certain locations, service disruptions, increased costs of operations, and other difficulties;

• the United Kingdom’s exit from the EU (“Brexit”), including the economic, operational, regulatory, and financial effects of any post-Brexit trade deal between the United Kingdom and EU;

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

• successful completion of our planned stock repurchases; and

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

Aircraft and Vehicles

As of May 31, 2023, FedEx Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	50	3	53	233,300
Boeing MD11	41	5	46	192,600
Boeing 767F	128	—	128(1)	127,100
Airbus A300-600	56	9	65	106,600
Boeing 757-200	115	—	115	63,000
ATR-72 600F	13	—	13(2)	19,290
ATR-72	19	—	19	17,970
ATR-42	18	—	18	12,070
Cessna 408	9	—	9	6,000
Cessna 208B	234	—	234	2,830
Total	683	17	700

(1)
Includes one aircraft not currently in operation and undergoing pre-service modifications.
(2)
Includes two aircraft not currently in operation and undergoing pre-service modifications.

During 2023, we retired our MD-10-30 fleet and accelerated the retirement of our MD-11 fleet to the end of 2028. See the “Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on aircraft retirements during 2023.

As of May 31, 2023, FedEx Express operated more than 82,000 vehicles in its global network.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2023, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2024	15	10	14	4	43
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	41	17	24	6	88

As of May 31, 2023, we had $1.0 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities

At May 31, 2023, FedEx Express operated the following major sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	916	3,671,859	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana(2)	450	3,002,925	140,000	Indianapolis Airport Authority	2053
Miami, Florida(3)	35	284,809	7,000	Aero Miami FX, LLC	2041
Regional
Fort Worth, Texas	168	987,388	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	634,193	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Greensboro, N. Carolina	165	595,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	24,000	City of Chicago	2028
Los Angeles, California	34	305,300	23,000	City of Los Angeles	2025(4)
International
Anchorage, Alaska(5)	64	375,300	25,000	State of Alaska, Department of Transportation and Public Facilities	2023
Paris, France(6)	111	1,238,000	70,600	Aeroports de Paris	2048
Cologne, Germany(6)	11	325,000	17,900	Cologne Bonn Airport	2040
Guangzhou, China(7)	155	873,006	56,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(7)	17	425,206	9,000	Kansai Airports	2024
Liege, Belgium(8)	23	659,354	15,600	Liege Airport	2036

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

FedEx Express has additional major international sorting-and-handling facilities located at Narita Airport in Tokyo and Stansted Airport outside London. FedEx Express also has a substantial presence at airports in Hong Kong, Taiwan, and Dubai. A central air hub near Liege, Belgium connects specific large European markets. In 2023, FedEx Express reopened and completed central European road hubs in Duiven, The Netherlands and Novara, Italy, respectively.

Administrative and Other Properties and Facilities

The World Headquarters of FedEx Express is located in southeastern Shelby County, Tennessee. FedEx Express international headquarters are located in Hoofddorp, The Netherlands. As of May 31, 2023, FedEx Express owned or leased approximately 650 facilities for city station operations in the U.S. In addition, over 1,100 city stations are owned or leased throughout FedEx Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

As of May 31, 2023, FedEx Express had approximately 29,000 Drop Boxes. FedEx Express customers can also ship from over 45,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, FedEx Express had approximately 19,000 drop-off locations.

FedEx Ground Segment

FedEx Ground’s corporate headquarters are located in the Pittsburgh, Pennsylvania area. As of May 31, 2023, FedEx Ground owned or leased over 700 facilities, including more than 160 fully automated stations. In addition, more than 100,000 vehicles owned or leased by service providers support FedEx Ground’s business. Of the 606 facilities that supported FedEx Home Delivery as of May 31, 2023, 587 were co-located with existing FedEx Ground operations. Leased facilities generally have terms of five years or less. Strategically located to cover the geographic area served by FedEx Ground, the facilities range in size from approximately 1,000 to 1,060,000 square feet, with an average size of approximately 176,000 square feet. See “Item 1. Business” of this Annual Report under the caption “FedEx Ground Segment” for information regarding the rationalization of FedEx Ground’s operations in 2023 through sort consolidations and the cancellation of several planned network capacity projects.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2023, FedEx Freight operated nearly 30,000 vehicles and approximately 390 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space. FedEx Freight plans to close and consolidate approximately 30 locations in the first quarter of 2024.

FedEx Services Segment

FedEx Services’ corporate headquarters are located in Memphis, Tennessee. FedEx Services leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

The FedEx Authorized ShipCenter program offers U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services through a network of nearly 4,700 franchised and independent “pack and ship” retail locations. The FedEx OnSite network includes nearly 17,000 drop-off locations at Walgreens, Dollar General, and Albertsons stores. Additionally, FedEx Services has an agreement with Office Depot, Inc. to offer U.S. domestic and international FedEx Express and FedEx Ground shipping and drop-off services at nearly 1,000 Office Depot and OfficeMax retail locations.

FedEx Dataworks Operating Segment

FedEx Dataworks’ corporate headquarters are located in Memphis, Tennessee.

FedEx Office Operating Segment

FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2023, FedEx Office operated approximately 2,000 customer-facing stores and 18 manufacturing plants with expanded print capabilities (traditional electrophotography, digital and traditional offset, large and grand format, and dye sublimation printing), with 14 of the manufacturing plants also housing co-located signs and graphics production operations. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities, and corporate campuses, with the remainder generally located in strip malls, office buildings, Walmart stores, and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size. During 2023 approximately 150 FedEx Office stores were closed.

FedEx Logistics Operating Segment

FedEx Logistics’s corporate headquarters are located in Memphis, Tennessee. As of May 31, 2023, FedEx Trade Networks Transport & Brokerage operated approximately 122 offices and facilities in 33 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. In addition, as of May 31, 2023, FedEx Supply Chain had approximately 82 facilities through which it operates its supply chain logistics services.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. See Note 18 of the accompanying consolidated financial statements, which is incorporated herein by reference, for a description of certain pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers and persons chosen to become executive officers of FedEx is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Executive Chairman and Chairman of the Board	78

Executive Chairman of FedEx since June 2022 and Chairman of the Board since January 1998; Chief Executive Officer of FedEx from January 1998 to May 2022; President of FedEx from January 1998 to January 2017; Chairman of the Board, President and Chief Executive Officer of FedEx Express from April 1983 to January 1998; Chief Executive Officer of FedEx Express from 1977 to January 1998; President of FedEx Express from June 1971 to February 1975; and Chairman of FedEx Express from 1975 to May 2022.

Rajesh Subramaniam President and Chief Executive Officer and Director	57

President of FedEx since March 2019 and Chief Executive Officer of FedEx since June 2022; director of FedEx since January 2020; Chief Executive Officer—Elect of FedEx from March 2022 to May 2022; Chief Operating Officer of FedEx from March 2019 to March 2022; President and Chief Executive Officer of FedEx Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing of FedEx Services from 2006 to 2013; Senior Vice President — Canada of FedEx Express from 2003 to 2006; Vice President — Marketing/APAC of FedEx Express from 2000 to 2003; Vice President — APAC, EC & CS of FedEx Express from 1999 to 2000; and various management and marketing analyst positions at FedEx Express from 1991 to 1999. Mr. Subramaniam serves as a director of The Proctor & Gamble Company, a consumer products company.

Mark R. Allen Executive Vice President, General Counsel and Secretary	67

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

Tracy B. Brightman Executive Vice President — Chief People Officer	60

Executive Vice President — Chief People Officer of FedEx since June 16, 2023; Corporate Vice President — Chief People Officer of FedEx from November 2022 to June 2023; General Counsel & Senior Vice President — Legal and Human Resources of FedEx Office from October 2020 to November 2022; Senior Vice President — Human Resources and Communications of FedEx Office from April 2018 to October 2020; Senior Vice President — Human Resources of FedEx Office from July 2007 to March 2018; Vice President — Field Human Resources Operations of FedEx Office from January 2005 to June 2007; Vice President — Assistant General Counsel and Assistant Secretary of FedEx Office from April 2004 to January 2005; and Director, Litigation and Employment Counsel of FedEx Office from September 2002 to April 2004.

Brie A. Carere Executive Vice President — Chief Customer Officer	45

Executive Vice President — Chief Customer Officer of FedEx since June 2022; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2019 to May 2022; Senior Vice President, Global Portfolio Marketing of FedEx Services from October 2016 to December 2018; Vice President, Marketing, Customer Experience and Corporate Communications for FedEx Express Canada from October 2010 to October 2016; and various positions in marketing, customer experience, and strategy with FedEx Express Canada from 2001 to October 2010. Ms. Carere serves as a director of ZipRecruiter, Inc., an online employment marketplace.

Robert B. Carter Executive Vice President — FedEx Information Services and Chief Information Officer	64

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

John W. Dietrich Executive Vice President and Chief Financial Officer—Elect	58

Mr. Dietrich will succeed Mr. Lenz as Executive Vice President and Chief Financial Officer of FedEx effective August 1, 2023; Executive Vice President and Chief Financial Officer—Elect of FedEx from July 17, 2023 to July 31, 2023; President and Chief Executive Officer and a director of Atlas Air Worldwide Holdings, Inc. (“Atlas”), a global provider of outsourced aircraft and aviation operating services, from January 1, 2020 to June 15, 2023; President and Chief Operating Officer of Atlas from July 2019 to January 2020; Executive Vice President and Chief Operating Officer of Atlas from September 2006 to July 2019; and various senior executive positions at Atlas from March 2003 to September 2006, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary, and head of Information Technology and Corporate Communications functions. Mr. Dietrich serves as a director of AAR Corp., a provider of products and services to the worldwide aviation and government and defense markets.

Sriram Krishnasamy Executive Vice President — Chief Transformation Officer and Chief Executive Officer — FedEx Dataworks	51

Executive Vice President — Chief Transformation Officer and Chief Executive Officer — FedEx Dataworks since August 2022; President and Chief Executive Officer, FedEx Dataworks at FedEx Services from November 2021 to July 2022; Senior Vice President — Strategic Programs of FedEx Services from February 2020 to October 2021; Senior Vice President — Global Portfolio Marketing from January 2019 to January 2020; Vice President — Marketing of FedEx Express from July 2017 to January 2019; Managing Director — Strategic Marketing of FedEx Express from July 2015 to July 2017; and various positions in marketing and finance with FedEx Express from September 1997 to June 2015.

Michael C. Lenz Executive Vice President and Chief Financial Officer	59

Executive Vice President and Chief Financial Officer of FedEx since September 2020; Executive Vice President and Chief Financial Officer—Elect of FedEx from June 2020 to September 2020; Corporate Vice President and Treasurer of FedEx from February 2012 to May 2020; Staff Vice President — Strategic Finance of FedEx from 2010 to February 2012; Vice President — Finance of FedEx Office from 2005 to 2010; and various positions in several finance and commercial areas including investor relations, financial planning and analysis, international planning, and fleet planning at American Airlines, Inc. from 1994 to 2005. Mr. Lenz will serve as Executive Vice President and Chief Financial Officer of FedEx through July 31, 2023, and remain at FedEx as a Senior Advisor until December 31, 2023.

John A. Smith President and Chief Executive Officer — U.S. and Canada Ground Operations, FedEx Express	61

President and Chief Executive Officer — U.S. and Canada Ground Operations of FedEx Express since April 16, 2023; President and Chief Executive Officer of FedEx Ground from June 2021 to April 2023; President and Chief Executive Officer—Elect of FedEx Ground from March 2021 to May 2021; President and Chief Executive Officer of FedEx Freight from August 2018 to February 2021; President and Chief Executive Officer—Select of FedEx Freight from May 2018 to August 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008.

Richard W. Smith President and Chief Executive Officer — Airline and International, FedEx Express	45

President and Chief Executive Officer — Airline and International of FedEx Express since April 16, 2023; President and Chief Executive Officer of FedEx Express from September 2022 to April 2023; President and Chief Executive Officer—Elect of FedEx Express from April 2022 to August 2022; Regional President, The Americas and Executive Vice President, Global Support of FedEx Express from 2020 to March 2022; Regional President, U.S. and Executive Vice President, Global Support of FedEx Express from 2019 to 2020; President and Chief Executive Officer of FedEx Logistics from July 2017 to 2019; Senior Vice President, Global Trade and Specialty Services of FedEx Express from March 2017 to June 2017; Vice President, Global Trade Services of FedEx Express from 2014 to 2017; Managing Director, Life Sciences and Specialty Services/U.S./International of FedEx Express from 2009 to 2014; and various positions with FedEx from 2005 to 2009.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 13, 2023, there were 12,405 holders of record of our common stock.

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

On December 16, 2021, we announced a stock repurchase program approved by our Board of Directors, through which we are authorized to purchase, in the open market or in privately negotiated transactions, up to $5 billion of FedEx common stock. As of July 13, 2023, approximately $2.1 billion remains available to be used for repurchases under the December 2021 stock repurchase program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

We did not repurchase any shares of FedEx common stock during the fourth quarter of 2023.

See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 1 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our stock repurchases during 2023 and planned stock repurchases during 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx” or the “Company”) is composed of three major sections: Results of Operations and Outlook, Financial Condition, and Critical Accounting Estimates. These sections include the following information:

•
Results of operations includes an overview of our consolidated 2023 results compared to 2022 results. This section also includes a discussion of key actions and events that impacted our results, as well as our outlook for 2024. Discussion and analysis of 2021 results and year-over-year comparisons between 2022 results and 2021 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2022.

•
The overview is followed by a discussion of both historical operating results and our outlook for 2024, as well as a financial summary and analysis for each of our transportation segments.
•
Our financial condition is reviewed through an analysis of key elements of our liquidity and capital resources, financial commitments, and liquidity outlook for 2024.
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

DESCRIPTION OF BUSINESS SEGMENTS

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments. The operating costs of the FedEx Services segment are allocated to the business units it serves. See “Reportable Segments” for further discussion and refer to “Item 1. Business” for a more detailed description of each of our operating companies and information regarding our “one FedEx” consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation.

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

Trends Affecting Our Business

The following trends significantly impact the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” for more information. Additionally, see “Results of Operations and Outlook – Consolidated Results – Outlook” and “Results of Operations and Outlook – Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade. Our results in 2023 were adversely impacted by lower global volumes due to weak economic conditions.

COVID-19 Pandemic and Supply Chain

The coronavirus (“COVID-19”) pandemic had varying impacts on the demand for our services and our business operations and has contributed to global supply chain disruptions. During the first half of 2023, we continued to be affected by COVID-19 lockdowns in Asia, which impacted both manufacturing and supply chains. We have now shifted to operating in a more stable post-COVID-19 environment with less restrictions, which resulted in consumers returning to near pre-pandemic shopping patterns during 2023. As global supply chains stabilized during 2023, we experienced improvements in the availability of labor and vehicles, trailers, and other package handling equipment.

Inflation and Interest Rates

Global inflation is well above historical levels, impacting all areas of our business. Additionally, global interest rates continue to rise in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as inflation and interest rate increases are negatively affecting consumer and business spending. Additionally, we are experiencing higher costs to serve through higher fuel prices, wage rates, purchased transportation costs, and other direct operating expenses such as operational supplies. We expect inflation and high interest rates to continue to negatively affect our results in 2024.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. Higher fuel prices drove an increase in yields through higher fuel surcharges and an increase in fuel expense during 2023 at all of our transportation segments.

Geopolitical Conflicts

Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. The conflict between Russia and Ukraine that began in February 2022 continues as of the date of this Annual Report. The safety of our team members in Ukraine is our top priority. As we focus on the safety of our team members, we have suspended all services in Ukraine and Belarus. We also temporarily idled our operations in Russia and reduced our presence to the minimum required for purposes of maintaining a legal presence with active transport licenses. As a result, we incurred an immaterial amount of severance and other related expenses in 2023, which is included in business optimization expenses at FedEx Express. While we do not expect this conflict to have a direct material impact on our business or results of operations, the broader consequences are adversely affecting the global economy and fuel prices generally and may also have the effect of heightening other risks disclosed under Part I, Item 1A. “Risk Factors.” See “Results of Operations and Outlook – Consolidated Results – Business Optimization and Realignment Costs” below for additional information.

RESULTS OF OPERATIONS AND OUTLOOK

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as temporary labor, security, and facility services and cargo handling), insurance, professional fees, operational supplies, and bad debt.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2023 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2023(1)	2022(1)	Percent Change
Consolidated revenue	$90,155	$93,512	(4)
Operating income (loss):
FedEx Express segment	1,064	2,922	(64)
FedEx Ground segment	3,140	2,642	19
FedEx Freight segment	1,925	1,663	16
Corporate, other, and eliminations	(1,217)	(982)	(24)
Consolidated operating income	4,912	6,245	(21)
Operating margin:
FedEx Express segment	2.5%	6.4%	(390)	bp
FedEx Ground segment	9.4%	8.0%	140	bp
FedEx Freight segment	20.0%	17.4%	260	bp
Consolidated operating margin	5.4%	6.7%	(130)	bp
Consolidated net income	$3,972	$3,826	4
Diluted earnings per share	$15.48	$14.33	8

The following table shows changes in revenue and operating results by reportable segment for 2023 compared to 2022 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
FedEx Express segment	$(3,071)	$(1,858)
FedEx Ground segment	275	498
FedEx Freight segment	100	262
FedEx Services segment	48	—
Corporate, other, and eliminations	(709)	(235)
	$(3,357)	$(1,333)
(1)
The following is a summary of the effects of the (costs) benefits of certain items affecting our financial results for the years ended May 31 (in millions):

	2023	2022
Items affecting Operating Income:
Business optimization and realignment costs	$(309)	$(278)
Goodwill and other asset impairment charges	(117)	—
FedEx Ground legal matters	(35)	(210)
TNT Express integration expenses	—	(132)
	$(461)	$(620)

Items affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	$493	$(1,199)
	$493	$(1,199)

Overview

Our operating results for 2023 were negatively affected by macroeconomic conditions, including inflation well above historical levels, and elevated global interest rates. In response to market conditions, we implemented cost reductions and focused on yield improvement to partially mitigate the effect of volume declines. Cost reductions included reducing flight hours, temporarily parking and retiring aircraft, improving productivity, delaying and reducing certain peak wage programs, consolidating and closing sorts, canceling network capacity projects, and reducing select Sunday operations. The impact of cost actions lagged volume declines, particularly in the first half of 2023 and at FedEx Express, resulting in elevated operating expenses relative to demand. Additionally, our results in the first half of 2023 were negatively impacted by service challenges at FedEx Express.

Operating income in 2023 includes $70 million ($54 million, net of tax, or $0.21 per diluted share) of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express, and also includes $47 million ($44 million, net of tax, or $0.17 per diluted share) of goodwill and other asset impairment charges associated with the ShopRunner, Inc. (“ShopRunner”) acquisition at FedEx Dataworks, Inc. (“FedEx Dataworks”). See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

Operating income in 2023 includes $273 million ($209 million, net of tax, or $0.81 per diluted share) of expenses associated with our DRIVE business optimization strategy announced in the first quarter of 2023, and also includes business realignment costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) associated with our workforce reduction plan in Europe announced in 2021. Operating income in 2022 includes $278 million ($214 million, net of tax, or $0.80 per diluted share) of costs under this program. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

Operating income includes a $35 million charge ($26 million, net of tax, or $0.10 per diluted share) in 2023 related to a FedEx Ground legal matter and a $210 million charge ($160 million, net of tax, or $0.60 per diluted share) in 2022 related to pre- and post-judgment interest in connection with a separate FedEx Ground legal matter. The amounts are included in “Corporate, other, and eliminations.”

Operating expenses in 2022 include $132 million ($103 million, net of tax, or $0.39 per diluted share) of TNT Express integration expenses.

Net income includes a pre-tax, noncash gain of $650 million in 2023 ($493 million, net of tax, or $1.92 per diluted share) and a loss of $1.6 billion in 2022 ($1.2 billion, net of tax, or $4.49 per diluted share) associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 13 of the accompanying consolidated financial statements.

Net income in 2023 includes a $46 million ($0.18 per diluted share) tax expense from a revaluation of certain foreign tax assets. In 2022, we recognized a $142 million ($0.53 per diluted share) tax benefit related to revisions of prior-year tax estimates for actual tax return results. See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022, which was completed in December 2022, to repurchase an aggregate of $1.5 billion of our common stock. Share repurchases had a benefit of $0.34 per diluted share in 2023. See Note 1 of the accompanying consolidated financial statements and the “Financial Condition—Liquidity” section of this MD&A for additional information on our stock repurchase program.

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
$17.00
2020
2021
2022
2023
$18.30
$17.79
$20.15
$22.54

FedEx Express
International(1)
Revenue per Package - Yield
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
2020
2021
2022
2023
$48.83
$49.03
$55.21
$55.13
$7.04
$7.70
$8.71
$8.78
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
2020
2021
2022
2023
$1.38
$1.41
$1.50
$1.69
$0.81
$0.96
$1.12
$1.09
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$9.00
$8.00
2020
2021
2022
2023
$8.93
$9.70
$10.64
$11.70

FedEx Freight
Revenue per Shipment
$460.00
$420.00
$380.00
$340.00
$300.00
$260.00
$220.00
2020
2021
2022
2023
$301.55
$313.67
$368.08
$417.50
$260.39
$269.98
$320.76
$363.85
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 4% in 2023 primarily due to global volume declines at all of our transportation segments, partially offset by yield improvement, including higher fuel surcharges.

FedEx Express revenue decreased 7% in 2023 due to lower global volume and unfavorable foreign currency, partially offset by yield improvement, including higher fuel surcharges. Revenue at Corporate, other, and eliminations decreased due to lower yields and volumes at FedEx Trade Networks Transport & Brokerage, Inc. FedEx Ground revenue and FedEx Freight revenue each increased 1% in 2023, primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume.

Goodwill and Other Asset Impairment Charges

In the fourth quarter of 2023, we made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines, to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In the fourth quarter of 2023, we also recorded a noncash impairment charge of $36 million ($36 million, net of tax, or $0.14 per diluted share) for all of the goodwill attributable to FedEx Dataworks. The key factors contributing to the goodwill impairment were underperformance of the ShopRunner business during 2023, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. Based on these factors, our outlook for the business changed in the fourth quarter of 2023. We also recorded an $11 million ($8 million, net of tax, or $0.03 per diluted share) noncash intangible asset impairment charge related to the ShopRunner acquisition at FedEx Dataworks. For additional information regarding these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 4 of the accompanying consolidated financial statements.

Business Optimization and Realignment Costs

In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with full implementation expected in June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employees and contracted service providers.

We incurred costs associated with our business optimization activities of $273 million ($209 million, net of tax, or $0.81 per diluted share) in 2023. These costs were primarily related to consulting services, severance, professional fees, and idling our operations in Russia. These business optimization costs are included in Corporate, other, and eliminations and FedEx Express. The identification of these costs as business optimization-related expenditures is subject to our disclosure controls and procedures. We expect the pre-tax cost of our business optimization activities to be approximately $500 million in 2024 and approximately $2.0 billion through 2025. The timing and amount of our business optimization expenses may change as we revise and implement our plans.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) in 2023 and $278 million ($214 million, net of tax, or $0.80 per diluted share) in 2022 associated with our business realignment activities. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $118 million in 2023 and approximately $225 million in 2022. The pre-tax cost of our business realignment activities was approximately $430 million through 2023. We expect savings from our business realignment activities to be approximately $275 million on an annualized basis beginning in 2024.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent	Percent of Revenue
	2023	2022(1)	Change	2023	2022(1)
Operating expenses:
Salaries and employee benefits	$31,019	$32,058	(3)	34.4%	34.3%
Purchased transportation	21,790	24,118	(10)	24.2	25.8
Rentals and landing fees	4,738	4,712	1	5.3	5.0
Depreciation and amortization	4,176	3,970	5	4.6	4.2
Fuel	5,909	5,115	16	6.6	5.5
Maintenance and repairs	3,357	3,372	—	3.7	3.6
Goodwill and other asset impairment charges(2)	117	—	NM	0.1	—
Business optimization and realignment costs(3)	309	278	11	0.4	0.3
Other(4)	13,828	13,644	1	15.3	14.6
Total operating expenses	85,243	87,267	(2)	94.6	93.3
Total operating income	$4,912	$6,245	(21)	5.4%	6.7%

(1)
Includes TNT Express integration expenses of $132 million in 2022.
(2)
Includes goodwill and other asset impairment charges in 2023 associated with the FedEx Express and FedEx Dataworks operating segments.
(3)
Includes costs associated with our DRIVE program in 2023 and the workforce reduction plan in Europe in 2023 and 2022.
(4)
Includes a $35 million charge in 2023 related to a FedEx Ground legal matter and a $210 million charge in 2022 related to pre- and post-judgment interest in connection with a separate FedEx Ground legal matter.

Operating income declined in 2023 primarily due to lower volumes at each of our transportation segments, partially offset by yield improvement, including higher fuel surcharges. Cost reduction efforts such as reducing flight hours, temporarily parking and retiring aircraft, improving productivity, delaying and reducing certain peak wage programs, consolidating and closing sorts, canceling network capacity projects, and reducing select Sunday operations partially mitigated the effects of volume declines on our results.

Global inflation drove higher operating expenses related to salaries and employee benefits and other operating expenses in 2023. In addition, higher self-insurance and bad debt accruals contributed to an increase in other operating expense in 2023.

We recognized $70 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. Our 2023 results also include $47 million of goodwill and other asset impairment charges in the fourth quarter of 2023 associated with the ShopRunner acquisition at FedEx Dataworks. For additional information regarding these impairment charges, see the “Goodwill and Other Asset Impairment Charges” and “Critical Accounting Estimates” sections of this MD&A and Note 4 of the accompanying consolidated financial statements.

Fuel

We apply a fuel surcharge on our air and ground services, most of which are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from ten days prior to the week in which it is assessed. Some FedEx Express international fuel surcharges are updated on a monthly basis. We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments.

While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, and extra service charges we obtain for these services and level of pricing discounts offered.

Fuel expense increased 16% during 2023 due to higher fuel prices, partially offset by a decline in fuel usage. In addition to variability in usage and market prices, the manner in which we purchase fuel also influences our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 70% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Item 1A. Risk Factors.”

Other Income and Expense

Other retirement plans income (expense) increased primarily due to a noncash MTM gain of $650 million in 2023 compared to a $1.6 billion loss in 2022 (described below). In addition, interest income increased $145 million in 2023 primarily due to an increase in interest rates, partially offset by a decrease in other income of $120 million related to changes in the value of equity investments.

Retirement Plans MTM Adjustments

In 2023, we incurred a pre-tax, noncash MTM gain of $650 million ($493 million, net of tax, or $1.92 per diluted share), related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher discount rates, partially offset by lower than expected asset returns and demographic experience.

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

Additionally, in 2022, we incurred a pre-tax, noncash MTM net loss of $260 million ($195 million, net of tax, or $0.73 per diluted share) in the second quarter of 2022, of which $224 million was related to the termination of the TNT Express Netherlands Pension Plan. Effective October 1, 2021, the responsibility of all pension assets and liabilities of this plan was transferred to a separate, multi-employer pension plan. The remaining $36 million net loss was related to the U.S. FedEx Freight Pension Plan and consisted of a $75 million MTM loss due to a lower discount rate in the second quarter of 2022, partially offset by a $39 million curtailment gain.

For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Income Taxes

Our effective tax rate was 25.9% for 2023, compared to 21.9% for 2022. The 2023 tax provision was negatively impacted by an expense of $46 million related to a write-down and valuation allowance on certain foreign tax credit carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset. The 2023 tax provision was also negatively impacted by lower earnings in certain non-U.S. jurisdictions.

The 2022 tax provision includes a benefit of $142 million related to revisions of prior year tax estimates for actual tax return results. The 2022 tax provision was also favorably impacted by changes in our corporate legal entity structure.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through 2023 attributable to our interpretation of the TCJA and the Internal Revenue Code. On March 31, 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Equity Investment

As of May 31, 2023, we do not have any equity investments that are material to our financial position or results of operations. For more information on equity investments, see Note 1 of the accompanying consolidated financial statements.

Outlook

During 2024, we expect macroeconomic conditions to continue to negatively impact customer demand for our services. However, we expect operating income improvement in 2024 as a result of our DRIVE program initiatives focused on aligning our cost base with demand, reducing our permanent cost structure, and increasing the flexibility of our network. We expect international export yield declines and reduced customer demand for our U.S. freight product at FedEx Express to negatively impact revenue and operating income in 2024. In addition, we expect expense headwinds in 2024 related to higher global inflation and variable incentive compensation.

See the “Business Optimization and Realignment Costs” section of this MD&A for additional information on our DRIVE program and other cost savings initiatives.

Our capital expenditures for 2024 are expected to be approximately $5.7 billion, a decrease of $0.5 billion from 2023, as we continue to reduce our capital intensity relative to revenue. We expect lower aircraft spend and reduced capacity investment to be partially offset by investments to optimize our networks and modernize our facilities. Our expected capital expenditures for 2024 include our continued investments in the expansion and modernization of the FedEx Express Indianapolis hub and modernization of the FedEx Express Memphis World Hub.

We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2024 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

The uncertainty of a slowing global economy, global inflation well above historical levels, geopolitical challenges including the ongoing conflict between Russia and Ukraine, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2024 inherently less certain. See “Item 1A. Risk Factors” for more information.

See “Forward-Looking Statements”, “Item 1A. Risk Factors”, “Trends Affecting Our Business”, and “Critical Accounting Estimates” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with full implementation expected in June 2024. During the implementation process in fiscal 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of fiscal 2025, when the consolidation plan has been completed, we expect to begin reporting a resegmented structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. was merged into FedEx Dataworks during 2023.

Also included in Corporate and other is the FedEx Office and Print Services, Inc. operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics, Inc. operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding.

The results of Corporate, other, and eliminations are not allocated to the other business segments.

In 2023, the decrease in operating results in Corporate, other, and eliminations was primarily due to lower operating income at FedEx Logistics due to decreased revenue and an increase in bad debt, partially offset by decreased purchased transportation expense. Additionally, operating results in Corporate, other, and eliminations were negatively impacted by higher professional fees and outside service contract spend at FedEx Dataworks. The comparison of operating loss between 2023 and 2022 at Corporate, other, and eliminations is affected by goodwill and other asset impairment charges of $47 million associated with the ShopRunner acquisition at FedEx Dataworks in 2023.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2023 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	2023	2022	Percent Change
Revenue:
Package:
U.S. overnight box	$8,916	$9,084	(2)
U.S. overnight envelope	1,980	1,971	—
U.S. deferred	5,128	5,330	(4)
Total U.S. domestic package revenue	16,024	16,385	(2)
International priority	10,939	12,130	(10)
International economy	2,911	2,838	3
Total international export package revenue	13,850	14,968	(7)
International domestic(1)	4,043	4,340	(7)
Total package revenue	33,917	35,693	(5)
Freight:
U.S.	2,906	3,041	(4)
International priority	3,060	3,840	(20)
International economy	1,510	1,653	(9)
International airfreight	166	177	(6)
Total freight revenue	7,642	8,711	(12)		Percent of Revenue
Other	1,184	1,410	(16)		2023	2022
Total revenue	42,743	45,814	(7)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	15,899	16,435	(3)		37.2	35.9
Purchased transportation	5,629	6,322	(11)		13.2	13.8
Rentals and landing fees	2,310	2,568	(10)		5.4	5.6
Depreciation and amortization	2,105	2,007	5		4.9	4.4
Fuel	5,122	4,418	16		12.0	9.6
Maintenance and repairs	2,000	2,120	(6)		4.7	4.6
Asset impairment charges	70	—	NM		0.2	—
Business optimization and realignment costs	47	278	(83)		0.1	0.6
Intercompany charges	1,896	1,997	(5)		4.4	4.4
Other	6,601	6,747	(2)		15.4	14.7
Total operating expenses	41,679	42,892	(3)		97.5%	93.6%
Operating income	$1,064	$2,922	(64)
Operating margin	2.5%	6.4%	(390)	bp

(1)
International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2023	2022	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,259	1,421	(11)
U.S. overnight envelope	465	506	(8)
U.S. deferred	1,063	1,262	(16)
Total U.S. domestic ADV	2,787	3,189	(13)
International priority	708	786	(10)
International economy	278	277	—
Total international export ADV	986	1,063	(7)
International domestic(1)	1,805	1,954	(8)
Total ADV	5,578	6,206	(10)
Revenue per package (yield):
U.S. overnight box	$27.77	$25.07	11
U.S. overnight envelope	16.71	15.28	9
U.S. deferred	18.91	16.56	14
U.S. domestic composite	22.54	20.15	12
International priority	60.62	60.54	—
International economy	41.12	40.13	2
International export composite	55.13	55.21	—
International domestic(1)	8.78	8.71	1
Composite package yield	23.85	22.56	6
Freight Statistics
Average daily freight pounds:
U.S.	6,735	7,935	(15)
International priority	5,435	6,671	(19)
International economy	10,591	11,978	(12)
International airfreight	998	1,160	(14)
Total average daily freight pounds	23,759	27,744	(14)
Revenue per pound (yield):
U.S.	$1.69	$1.50	13
International priority	2.21	2.26	(2)
International economy	0.56	0.54	4
International airfreight	0.65	0.60	8
Composite freight yield	1.26	1.23	2
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 7% in 2023 primarily due to decreased global volume and unfavorable exchange rates, partially offset by yield improvement.

Total average daily package volume decreased 10% in 2023, and total average daily freight pounds decreased 14% in 2023, due to reduced demand for our services, primarily resulting from macroeconomic conditions. Volume declines were partially offset by yield improvement, including increases in composite package yield of 6% and composite freight yield of 2% in 2023. The 6% increase in composite package yield was primarily due to a U.S. domestic package yield increase of 12%, driven by higher base yields and fuel surcharges. Unfavorable exchange rates negatively impacted all international package and freight product yields in 2023.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 64% in 2023 primarily due to global volume declines, partially offset by yield improvement and lower operating expenses. During 2023, we implemented cost reductions to mitigate the impact of volume declines, including reducing flight hours, temporarily parking and retiring aircraft, improving productivity, and consolidating routes and closing sorts. The impact of these reductions, while improving throughout the year, lagged volume declines, and operating expenses remained high relative to demand. Currency exchange rates had a negative effect on revenue and a positive effect on expenses, resulting in a slightly negative effect on operating income in 2023.

Fuel expense increased 16% in 2023 due to a 27% increase in fuel prices, partially offset by a 9% decline in total fuel gallons. Purchased transportation expense decreased 11% in 2023 primarily due to favorable exchange rates and lower utilization, partially offset by higher rates charged by third-party providers. Salaries and employee benefits expense decreased 3% in 2023 primarily due to decreased staffing to align with lower volume, favorable currency exchange rates, and lower variable incentive compensation, partially offset by increased wage rates. Rentals and landing fees expense decreased 10% in 2023 primarily due to decreased aircraft leases and favorable currency exchange rates. Other operating expense decreased 2% in 2023 primarily due to favorable currency exchange rates and lower outside service contract expense, partially offset by higher bad debt expense. Maintenance and repairs expense decreased 6% in 2023 primarily due to lower aircraft maintenance resulting from an increase in aircraft temporarily parked.

During 2023, we recorded asset impairment charges of $70 million associated with the decision to permanently retire certain aircraft and related engines. See “Goodwill and Other Asset Impairment Charges” above for more information. Additionally, FedEx Express segment results include business realignment costs of $36 million in 2023 associated with our workforce reduction plan in Europe. We recognized $278 million of costs in 2022 under this program. FedEx Express segment results also include business optimization costs of $11 million in 2023, which includes costs associated with idling our business in Russia. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

FedEx Express segments results include $115 million of TNT Express integration expenses in 2022.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the years ended May 31:

	2023	2022	Percent Change		Percent of Revenue
					2023	2022
Revenue	$33,507	$33,232	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	6,737	7,101	(5)		20.1	21.4
Purchased transportation	14,597	15,232	(4)		43.5	45.8
Rentals	1,661	1,410	18		5.0	4.2
Depreciation and amortization	1,020	919	11		3.0	2.8
Fuel	36	32	13		0.1	0.1
Maintenance and repairs	634	584	9		1.9	1.7
Intercompany charges	1,961	1,954	—		5.9	5.9
Other	3,721	3,358	11		11.1	10.1
Total operating expenses	30,367	30,590	(1)		90.6%	92.0%
Operating income	$3,140	$2,642	19
Operating margin	9.4%	8.0%	140	bp
Average daily package volume (ADV)(1):
Ground commercial	4,361	4,549	(4)
Home delivery	4,021	4,223	(5)
Economy	781	1,130	(31)
Total ADV	9,163	9,902	(7)
Revenue per package (yield)	$11.70	$10.64	10

(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 1% in 2023 primarily due to yield improvement, partially offset by lower volumes.

FedEx Ground yield increased 10% in 2023 primarily due to higher fuel and other surcharges, and a mix shift towards higher-yielding business-to-consumer products. Total average daily volume decreased 7% in 2023 due to reduced demand for our services, primarily resulting from macroeconomic conditions.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 19% in 2023 primarily due to yield improvement, including higher fuel surcharges, partially offset by lower volume and higher other operating and rentals expense. The 2023 results benefited from certain cost reductions to mitigate the effect of volume declines, primarily a delay and reduction in peak wage programs, the consolidation and closing of certain sort and linehaul operations, cancellation of network capacity projects, and reduced Sunday delivery coverage.

Purchased transportation expense decreased 4% in 2023 primarily due to lower volumes, partially offset by lower productivity and higher fuel prices. Salaries and employee benefits decreased 5% in 2023 primarily due to decreased staffing to align with lower volume and lower variable incentive compensation, partially offset by higher wage rates. Other operating expense increased 11% in 2023 primarily due to higher self-insurance accruals and higher outside service contracts expense. Rentals and depreciation expense increased 18% and 11%, respectively, in 2023 due to the completion of previously committed multi-year expansion projects.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2023	2022	Change		2023	2022
Revenue	$9,632	$9,532	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	4,002	4,140	(3)		41.5	43.4
Purchased transportation	731	976	(25)		7.6	10.2
Rentals	266	245	9		2.8	2.6
Depreciation and amortization	387	406	(5)		4.0	4.3
Fuel	748	662	13		7.8	7.0
Maintenance and repairs	318	274	16		3.3	2.9
Intercompany charges	526	517	2		5.4	5.4
Other	729	649	12		7.6	6.8
Total operating expenses	7,707	7,869	(2)		80.0%	82.6%
Operating income	$1,925	$1,663	16
Operating margin	20.0%	17.4%	260	bp
Average daily shipments (in thousands):
Priority	70.1	79.1	(11)
Economy	29.6	32.6	(9)
Total average daily shipments	99.7	111.7	(11)
Weight per shipment (pounds):
Priority	1,027	1,092	(6)
Economy	912	947	(4)
Composite weight per shipment	993	1,050	(5)
Revenue per shipment:
Priority	$363.85	$320.76	13
Economy	417.50	368.08	13
Composite revenue per shipment	$379.76	$334.57	14
Revenue per hundredweight:
Priority	$35.44	$29.38	21
Economy	45.78	38.86	18
Composite revenue per hundredweight	$38.26	$31.88	20

FedEx Freight Segment Revenue

FedEx Freight segment revenue increased 1% in 2023 primarily due to yield improvement, partially offset by lower volumes.

Revenue per shipment increased 14% in 2023 primarily due to continued focus on revenue quality, including higher fuel surcharges, partially offset by lower weight per shipment. Average daily shipments decreased 11% in 2023 due to reduced demand for our services, primarily resulting from macroeconomic conditions.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 16% in 2023 driven by yield improvement, including higher fuel surcharges, partially offset by lower volumes. Additionally, FedEx Freight results were positively affected by initiatives to align costs to volumes and a gain on the sale of a facility during the third quarter of 2023.

In 2023, FedEx Freight continued to manage linehaul costs by increasing utilization of company linehaul, resulting in a shift of costs from purchased transportation to salaries and employee benefits expense. Purchased transportation expense decreased 25% in 2023 primarily due to lower volumes and reduced utilization due to the shift to company linehaul. Salaries and employee benefits expense decreased 3% in 2023 primarily due to decreased staffing to align with lower volume and lower variable incentive compensation, partially offset by higher wage rates and increased company linehaul utilization. Fuel expense increased 13% in 2023 primarily due to increased fuel prices, partially offset by lower volume. Other operating expense increased 12% in 2023 primarily due to higher self-insurance accruals and bad debt expense. Maintenance and repairs expense increased 16% in 2023 primarily due to higher costs associated with vehicle parts, outside vendor labor, and facility maintenance.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.9 billion at May 31, 2023 and May 31, 2022. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2023	2022
Operating activities:
Net income	$3,972	$3,826
Retirement plans mark-to-market adjustments	(650)	1,578
Goodwill and other asset impairment charges	117	—
Business optimization and realignment costs, net of payments	23	53
Other noncash charges and credits	8,526	7,494
Changes in assets and liabilities	(3,140)	(3,119)
Cash provided by operating activities	8,848	9,832
Investing activities:
Capital expenditures	(6,174)	(6,763)
Purchase of investments	(84)	(147)
Proceeds from asset dispositions and other	84	94
Cash used in investing activities	(6,174)	(6,816)
Financing activities:
Principal payments on debt	(152)	(161)
Proceeds from stock issuances	231	184
Dividends paid	(1,177)	(793)
Purchase of treasury stock	(1,500)	(2,248)
Other, net	1	(1)
Cash used in financing activities	(2,597)	(3,019)
Effect of exchange rate changes on cash	(118)	(187)
Net (decrease) increase in cash and cash equivalents	$(41)	$(190)
Cash and cash equivalents at end of period	$6,856	$6,897

Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.0 billion in 2023 primarily due to lower net income (net of noncash items), as well as a decrease in accounts payable and legal settlements, partially offset by a decrease in accounts receivable.

Cash Used in Investing Activities. Capital expenditures were 9% lower in 2023 primarily due to decreased spending on aircraft. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2023.

Financing Activities. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an ASR agreement with a bank in the third quarter of 2023 to repurchase an aggregate of $1.5 billion of our common stock. A total of 9.2 million shares were repurchased under the agreement.

During 2022, as part of the repurchase program, we completed an ASR agreement with a bank to repurchase an aggregate of $1.5 billion of our common stock, and 6.1 million shares were delivered. We also repurchased an additional 2.8 million shares of our common stock during 2022.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2023			2022
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	9,180,752	$163.39	$1,500	8,857,202	$253.85	$2,248

As of May 31, 2023, $2.6 billion remains available to be used for repurchases under the program authorized in December 2021, which is the only program that currently exists. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. The program does not have an expiration date and may be suspended or discontinued at any time. See Note 1 of the accompanying consolidated financial statements for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2023	2022	Percent Change
Aircraft and related equipment	$1,684	$2,273	(26)
Package handling and ground support equipment	1,851	1,737	7
Vehicles and trailers	719	717	—
Information technology	802	851	(6)
Facilities and other	1,118	1,185	(6)
Total capital expenditures	$6,174	$6,763	(9)

FedEx Express segment	$3,055	$3,637	(16)
FedEx Ground segment	1,995	2,139	(7)
FedEx Freight segment	556	319	74
FedEx Services segment	431	565	(24)
Other	137	103	33
Total capital expenditures	$6,174	$6,763	(9)

Capital expenditures decreased $0.6 billion during 2023 primarily due to decreased spending on aircraft and related equipment at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.2 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of May 31, 2023 (in millions):

Current Assets	$10,758
Intercompany Receivable	3,566
Total Assets	89,947
Current Liabilities	9,933
Intercompany Payable	—
Total Liabilities	59,837

The following table presents the summarized statement of income information as of May 31, 2023 (in millions):

Revenue	$67,133
Intercompany Charges, net	(4,946)
Operating Income	4,733
Intercompany Charges, net	174
Income Before Income Taxes	5,102
Net Income	$3,884

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of May 31, 2023 (in millions):

Current Assets	$4,408
Intercompany Receivable	—
Total Assets	70,016
Current Liabilities	5,100
Intercompany Payable	11,011
Total Liabilities	48,246

The following table presents the summarized statement of income information as of May 31, 2023 (in millions):

Revenue	$23,861
Intercompany Charges, net	(3,507)
Operating Income	482
Intercompany Charges, net	217
Income Before Income Taxes	2,881
Net Income	$2,869

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation to mitigate the impact of the slowing economy, inflationary pressures, and geopolitical conflicts. We held $6.9 billion in cash at May 31, 2023 and have $3.5 billion in available liquidity under our $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement) and $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

As announced on June 20, 2023, we expect to repurchase $2.0 billion of our common stock in 2024. We executed an ASR agreement with a bank in June 2023 to repurchase an aggregate of $500 million of our common stock with a completion date no later than August 2023.

Our cash and cash equivalents balance at May 31, 2023 includes $2.6 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures for 2024 are expected to be approximately $5.7 billion, a decrease of $0.5 billion from 2023, as we continue to reduce our capital intensity relative to revenue. We expect lower aircraft spend and reduced capacity investment to be partially offset by investments to optimize our networks and modernize our facilities. Included within our expected 2024 capital expenditures are our continued investments in the expansion and modernization of the FedEx Express Indianapolis hub and modernization of the FedEx Express Memphis World Hub, which are expected to total $1.5 billion each over the life of each project. Our expected capital expenditures for 2024 also include $1.5 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at FedEx Express.

We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, and obligations and commitments for purchases of goods and services. Refer to Note 6, Note 7, and Note 17 of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 12 of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter and Boeing 767-300 Freighter aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

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

We made a voluntary contribution of $200 million to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”) in June 2023 and anticipate making $600 million of additional voluntary contributions during the remainder of 2024. There are currently no required minimum contributions to our U.S. Pension Plans based on current funded status and credit balance due to cumulative excess voluntary pension contributions, which exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we could eliminate all required contributions to our principal U.S. Pension Plans for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plans have ample funds to meet expected benefit payments.

On April 5, 2023, our Board of Directors declared a quarterly cash dividend of $1.26 per share of common stock. The dividend was paid on July 3, 2023 to stockholders of record as of the close of business on June 12, 2023. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

RETIREMENT PLANS

The rules for pension accounting are complex and can produce volatility in our earnings, financial condition, and liquidity. Our defined benefit pension and postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for expected returns on assets (“EROA”), discount rate, and demographic experience such as salary increases, expected retirement, mortality, employee turnover, and future increases in healthcare costs. Differences between these assumptions and actual experience are recognized in our earnings through MTM accounting. The components of the MTM adjustments for the period ended May 31 are as follows (presented as (gain) loss in millions):

	2023	2022
Actual versus expected return on assets	$2,492	$5,109
Discount rate change	(3,395)	(4,486)
Demographic experience:
Current year actuarial loss	142	504
Change in future assumptions	110	314
Termination of TNT Express Netherlands pension plan	—	224
Pension plan amendments, including curtailment gains	1	(87)
Total MTM (gain) loss	$(650)	$1,578

Our annual MTM adjustment is highly sensitive to the discount rate and EROA assumptions, which are as follows:

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Discount rate used to determine benefit obligation	5.20%	4.25%	4.21%	3.09%	5.37%	4.35%
Discount rate used to determine net periodic benefit cost	4.25	3.23	3.09	1.83	4.35	2.81
Expected long-term rate of return on assets	6.50	6.50	2.26	2.39	—	—

The following sensitivity analysis shows the impact of a 50-basis-point change in the EROA and discount rate assumptions for our largest pension plan and the resulting increase (decrease) in our projected benefit obligation (“PBO”) as of May 31, 2023 and expense for the year ended May 31, 2023 (in millions):

	50 Basis Point Increase	50 Basis Point Decrease
Pension Plan
EROA:
Effect on pension expense	$(123)	$123
Discount Rate:
Effect on pension expense	7	(10)
Effect on PBO	(1,436)	1,582

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

For more information, see the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

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

	2023	2022
Short-Term	$1,730	$1,646
Long-Term	3,339	2,889
Total	$5,069	$4,535

A five-percent reduction or improvement in the assumed claim severity used to estimate our self-insurance accruals would result in an increase or decrease of approximately $250 million in our reserves and expenses as of and for the year ended May 31, 2023. For more information, see “Item 1A. Risk Factors” of this Annual Report.

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 60% of our owned assets invested in our transportation and information system infrastructures.

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

IMPAIRMENT. As of May 31, 2023, the FedEx Express global air network included a fleet of 700 aircraft (including 293 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2023, we had three purchased aircraft that were not yet placed into service.

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

In the fourth quarter of 2023, we made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines, to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In addition, in the fourth quarter of 2023, FedEx Express made the decision to accelerate the retirement of 46 MD-11F aircraft and related engines to aid in our fleet modernization, improve our global network, and better align air network capacity of FedEx Express to match current and anticipated shipment volumes. As a result of this decision, we expect a net increase of approximately $12 million in depreciation expense in 2024 with the expense impact in 2025 being immaterial.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2023, we had 11 aircraft temporarily idled. These aircraft have been idled for an average of five months and are expected to return to revenue service in order to meet expected demand.

During the fourth quarter of 2023, we reviewed long-lived assets at FedEx Dataworks for impairment. Based on our reviews, we recognized an $11 million ($8 million, net of tax, or $0.03 per diluted share) asset impairment charge related to an intangible asset from the ShopRunner acquisition. For more information, see Note 4 of the accompanying consolidated financial statements.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities, and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. In accordance with the new lease accounting standard adopted in 2020, we had $18 billion in operating lease liabilities and $17 billion in related right-of-use assets on the balance sheet as of May 31, 2023. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2023 was 9.5 years.

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

GOODWILL. We had $6.4 billion of recorded goodwill at May 31, 2023 and $6.5 billion of recorded goodwill at May 31, 2022 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed both qualitative and quantitative assessments of goodwill in the fourth quarter of 2023 and 2022. This included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.

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

In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2023, we recorded an impairment charge of $36 million ($36 million, net of tax, or $0.14 per diluted share) for all of the goodwill attributable to our FedEx Dataworks reporting unit. The key factors contributing to the goodwill impairment were underperformance of the ShopRunner business during 2023, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. Based on these factors, our outlook for the business changed in the fourth quarter of 2023.

Our other reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2023 and 2022 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2023 and 2022; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

Because of the complex environment in which we operate, we are subject to numerous legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims, vehicle accidents, and FedEx Ground’s service providers. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.5 billion at May 31, 2023 and outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $18.8 billion at May 31, 2022. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $743 million as of May 31, 2023 and approximately $518 million as of May 31, 2022. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce, and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly negative impact on operating income in 2023 and a slightly positive impact on operating income in 2022. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2023, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in expected operating income of approximately $236 million for 2024. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity which impacts our exposure to foreign currency exchange risk. These derivatives are not designated as hedges and are accounted for at fair value with any profit or loss recorded in income, which was immaterial for 2023 and 2022.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2023.

The effectiveness of our internal control over financial reporting as of May 31, 2023, has been audited by Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2023, and the related notes and our report dated July 17, 2023 expressed an unqualified opinion thereon.

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

July 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of May 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated July 17, 2023 expressed an unqualified opinion thereon.

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

Pension Projected Benefit Obligation
Description of the Matter

At May 31, 2023, the Company’s aggregated projected benefit obligation for U.S. pension plans was $26.4 billion and exceeded the $24.8 billion fair value of U.S. pension plan assets, resulting in an unfunded U.S. pension obligation of $1.6 billion. The net periodic benefit income for the year ended May 31, 2023 for the U.S. pension plans was $313 million. As explained in Note 13 to the consolidated financial statements, the Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. The Company’s projected benefit obligation for the U.S. pension plans is measured using actuarial techniques that reflect management’s assumptions for discount rate, future salary increases, employee turnover, mortality, and retirement ages.

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

Valuation of Self-Insurance Accruals
Description of the Matter

At May 31, 2023, the Company’s self-insurance accruals reflected in the balance sheet were $5.1 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.

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

Memphis, Tennessee

July 17, 2023

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,856	$6,897
Receivables, less allowances of $800 and $692	10,188	11,863
Spare parts, supplies, and fuel, less allowances of $276 and $360	604	637
Prepaid expenses and other	962	968
Total current assets	18,610	20,365
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	29,108	27,874
Package handling and ground support equipment	16,839	14,930
Information technology	8,792	8,098
Vehicles and trailers	10,191	9,806
Facilities and other	15,694	14,567
Total property and equipment, at cost	80,624	75,275
Less accumulated depreciation and amortization	39,926	37,184
Net property and equipment	40,698	38,091
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,347	16,613
Goodwill	6,435	6,544
Other assets	4,053	4,381
Total other long-term assets	27,835	27,538
TOTAL ASSETS	$87,143	$85,994

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2023	2022
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$126	$82
Accrued salaries and employee benefits	2,475	2,531
Accounts payable	3,848	4,030
Operating lease liabilities	2,390	2,443
Accrued expenses	4,747	5,188
Total current liabilities	13,586	14,274
LONG-TERM DEBT, LESS CURRENT PORTION	20,453	20,182
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,489	4,093
Pension, postretirement healthcare, and other benefit obligations	3,130	4,448
Self-insurance accruals	3,339	2,889
Operating lease liabilities	15,363	14,487
Other liabilities	695	682
Total other long-term liabilities	27,016	26,599
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2023 and 2022	32	32
Additional paid-in capital	3,769	3,712
Retained earnings	35,259	32,782
Accumulated other comprehensive loss	(1,327)	(1,103)
Treasury stock, at cost	(11,645)	(10,484)
Total common stockholders’ investment	26,088	24,939
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$87,143	$85,994

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2023	2022	2021
REVENUE	$90,155	$93,512	$83,959
OPERATING EXPENSES:
Salaries and employee benefits	31,019	32,058	30,173
Purchased transportation	21,790	24,118	21,674
Rentals and landing fees	4,738	4,712	4,155
Depreciation and amortization	4,176	3,970	3,793
Fuel	5,909	5,115	2,882
Maintenance and repairs	3,357	3,372	3,328
Goodwill and other asset impairment charges	117	—	—
Business optimization and realignment costs	309	278	116
Other	13,828	13,644	11,981
TOTAL OPERATING EXPENSES	85,243	87,267	78,102
OPERATING INCOME	4,912	6,245	5,857
OTHER INCOME (EXPENSE):
Interest expense	(694)	(689)	(793)
Interest income	198	53	52
Other retirement plans income (expense)	1,054	(726)	1,983
Loss on debt extinguishment	—	—	(393)
Other, net	(107)	13	(32)
TOTAL OTHER INCOME (EXPENSE)	451	(1,349)	817
INCOME BEFORE INCOME TAXES	5,363	4,896	6,674
PROVISION FOR INCOME TAXES	1,391	1,070	1,443
NET INCOME	$3,972	$3,826	$5,231
BASIC EARNINGS PER COMMON SHARE	$15.60	$14.54	$19.79
DILUTED EARNINGS PER COMMON SHARE	$15.48	$14.33	$19.45

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2023	2022	2021
NET INCOME	$3,972	$3,826	$5,231
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit/(expense) of $25 in 2023, $17 in 2022, and ($13) in 2021	(214)	(363)	422
Amortization of prior service credits and other, net of tax benefits of $2 in 2023, $2 in 2022, and $3 in 2021	(10)	(8)	(7)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(224)	(371)	415
COMPREHENSIVE INCOME	$3,748	$3,455	$5,646

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$3,972	$3,826	$5,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,176	3,970	3,793
Provision for uncollectible accounts	696	403	577
Other noncash items including leases and deferred income taxes	3,472	2,931	2,887
Stock-based compensation	182	190	200
Retirement plans mark-to-market adjustments	(650)	1,578	(1,176)
Loss on extinguishment of debt	—	—	393
Goodwill and other asset impairment charges	117	—	—
Business optimization and realignment costs, net of payments	23	53	102
Changes in assets and liabilities:
Receivables	782	(310)	(1,389)
Other current assets	48	(158)	(40)
Pension and postretirement healthcare assets and liabilities, net	(623)	(697)	(317)
Accounts payable and other liabilities	(3,331)	(1,861)	71
Other, net	(16)	(93)	(197)
Cash provided by operating activities	8,848	9,832	10,135
INVESTING ACTIVITIES
Capital expenditures	(6,174)	(6,763)	(5,884)
Business acquisitions, net of cash acquired	—	—	(228)
Purchase of investments	(84)	(147)	—
Proceeds from asset dispositions and other	84	94	102
Cash used in investing activities	(6,174)	(6,816)	(6,010)
FINANCING ACTIVITIES
Principal payments on debt	(152)	(161)	(6,318)
Proceeds from debt issuances	—	—	4,212
Proceeds from stock issuances	231	184	740
Dividends paid	(1,177)	(793)	(686)
Purchase of treasury stock	(1,500)	(2,248)	—
Other, net	1	(1)	(38)
Cash used in financing activities	(2,597)	(3,019)	(2,090)
Effect of exchange rate changes on cash	(118)	(187)	171
Net (decrease) increase in cash and cash equivalents	(41)	(190)	2,206
Cash and cash equivalents at beginning of period	6,897	7,087	4,881
Cash and cash equivalents at end of period	$6,856	$6,897	$7,087

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2020	$32	$3,356	$25,216	$(1,147)	$(9,162)	$18,295
Net income	—	—	5,231	—	—	5,231
Other comprehensive gain, net of tax of ($10)	—	—	—	415	—	415
Cash dividends declared ($2.60 per share)	—	—	(686)	—	—	(686)
Employee incentive plans and other (5.4 million shares issued)	—	125	56	—	732	913
Balance at May 31, 2021	32	3,481	29,817	(732)	(8,430)	24,168
Net income	—	—	3,826	—	—	3,826
Other comprehensive loss, net of tax of $19	—	—	—	(371)	—	(371)
Purchase of treasury stock (8.9 million shares)	—	(9)	—	—	(2,239)	(2,248)
Cash dividends declared ($3.00 per share)	—	—	(793)	—	—	(793)
Employee incentive plans and other (1.4 million shares issued)	—	240	(68)	—	185	357
Balance at May 31, 2022	32	3,712	32,782	(1,103)	(10,484)	24,939
Net income	—	—	3,972	—	—	3,972
Other comprehensive loss, net of tax of $27	—	—	—	(224)	—	(224)
Purchase of treasury stock (9.2 million shares)	—	(82)	—	—	(1,418)	(1,500)
Cash dividends declared ($5.86 per share)	—	—	(1,495)	—	—	(1,495)
Employee incentive plans and other (1.9 million shares issued)	—	139	—	—	257	396
Balance at May 31, 2023	$32	$3,769	$35,259	$(1,327)	$(11,645)	$26,088

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments. Our FedEx Services segment provides sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that support our operating segments.

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2023 or ended May 31 of the year referenced.

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

Gross contract assets related to in-transit shipments totaled $686 million and $861 million at May 31, 2023 and May 31, 2022, respectively. Contract assets net of deferred unearned revenue were $484 million and $623 million at May 31, 2023 and May 31, 2022, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $19 million and $8 million at May 31, 2023 and May 31, 2022, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $435 million in 2023, $470 million in 2022, and $428 million in 2021.

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

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2023	2022
Wide-body aircraft and related equipment	15 to 30 years	$16,973	$15,949
Narrow-body and feeder aircraft and related equipment	5 to 30 years	2,038	2,163
Package handling and ground support equipment	3 to 15 years	7,562	6,447
Information technology	3 to 7 years	1,859	1,907
Vehicles and trailers	3 to 15 years	3,996	4,004
Facilities and other	1 to 33 years	8,270	7,621

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 15 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $4.2 billion in 2023, $4.0 billion in 2022, and $3.8 billion in 2021. Depreciation and amortization expense includes amortization of assets under finance leases.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $77 million in 2023, $62 million in 2022, and $68 million in 2021.

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

In the fourth quarter of 2023, we made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines, to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in the fourth quarter. All of these aircraft were temporarily idled and not in revenue service.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2023, we had 11 aircraft temporarily idled. These aircraft have been idled for an average of five months and are expected to return to revenue service.

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

INTANGIBLE ASSETS. Intangible assets primarily include customer relationships, technology assets, and trademarks acquired in business combinations. Intangible assets are amortized over periods ranging from 1 to 15 years, either on a straight-line basis or on a basis consistent with the pattern in which the economic benefits are realized. See Note 4 for additional information.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For real estate leases, we account for lease components and non-lease components (such as common area maintenance) as a single lease component. Certain real estate leases require additional payments based on sales volume and index-based rate increases, as well as reimbursement for real estate taxes, common area maintenance, and insurance, which are expensed as incurred as variable lease costs. Certain leases contain fixed lease payments for items such as real estate taxes, common area maintenance, and insurance. These fixed payments are considered part of the lease payment and included in the right-of-use asset and lease liability. See Note 7 for additional information.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of May 31, 2023, we designated €151 million of debt as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of May 31, 2023, the hedge remains effective.

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

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots at FedEx Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board began actively mediating the negotiations. In May 2023, FedEx Express reached a tentative successor agreement with ALPA. The tentative agreement was approved by ALPA’s FedEx Express Master Executive Council in June 2023 and is being presented to FedEx Express’s pilots for ratification during the first quarter of 2024. The ongoing ratification process has no effect on our operations. Once ratified, we expect to amend our pension plan offered to FedEx Express pilots resulting in a remeasurement of our pension benefit obligation.

EQUITY INVESTMENT. Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other income (expense), net” on our consolidated statements of income. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of available recent operating results and trends, recent acquisitions and/or dispositions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value.

Equity investments that have readily determinable fair values are included in “Other assets” on our consolidated balance sheets and measured at fair value with changes recognized in “Other income (expense), net” on our consolidated statements of income.

As of May 31, 2023, such investments were not material to our financial position or results of operations.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in October 2022 to repurchase an aggregate of $1.5 billion of our common stock.

During 2023, 9.2 million shares were repurchased under the ASR agreement. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheets and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

In 2023, we repurchased 9.2 million shares of FedEx common stock at an average price of $163.39 per share for a total of $1.5 billion. In 2022, we repurchased 8.9 million shares of FedEx common stock at an average price of $253.85 per share for a total of $2.2 billion. As of May 31, 2023, approximately $2.6 billion remained available to use for repurchases under the program.

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

DIVIDENDS DECLARED PER COMMON SHARE. On April 5, 2023, our Board of Directors declared a quarterly cash dividend of $1.26 per share of common stock. The dividend was paid on July 3, 2023 to stockholders of record as of the close of business on June 12, 2023. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments and lower our overhead and support costs. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0.

In the fourth quarter of 2023, we announced “one FedEx”, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with full implementation expected in June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both FedEx employees and contracted service providers.

We incurred costs associated with our business optimization activities of $273 million ($209 million, net of tax, or $0.81 per diluted share) in 2023. These costs were primarily related to consulting services, severance, professional fees, and idling our operations in Russia. These business optimization costs are included in Corporate, other, and eliminations and FedEx Express.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) in 2023 and $278 million ($214 million, net of tax, or $0.80 per diluted share) in 2022 associated with our business realignment activities. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $118 million in 2023 and approximately $225 million in 2022. The pre-tax cost of our business realignment activities was approximately $430 million through 2023.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848). In December 2022, the FASB issued ASU 2022-06 to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of May 31, 2023, we continue to monitor our contracts and transactions for potential application of these ASUs.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires annual disclosures that increase the transparency of transactions involving government grants, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. These changes were effective June 1, 2022. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

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

In September 2022, the FASB issued ASU 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program (e.g., reverse factoring) to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard does not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. We adopted this standard effective June 1, 2023 (fiscal 2024). This standard will not have a material impact on our consolidated financial statements and related disclosures.

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

Credit losses were $696 million in 2023, $403 million in 2022, and $577 million in 2021. Our allowance for credit losses was $472 million as of May 31, 2023 and $340 million at May 31, 2022.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	Corporate, Other, and Eliminations	Total
Goodwill at May 31, 2021	$5,358	$943	$767	$1,966	$9,034
Accumulated impairment charges	—	—	(133)	(1,909)	(2,042)
Balance as of May 31, 2021	5,358	943	634	57	6,992
Other(1)	(433)	(11)	—	(4)	(448)
Balance as of May 31, 2022	4,925	932	634	53	6,544
Impairment charges	—	—	—	(36)	(36)
Other(1)	(72)	—	—	(1)	(73)
Balance as of May 31, 2023	$4,853	$932	$634	$16	$6,435
Accumulated goodwill impairment charges as of May 31, 2023	$—	$—	$(133)	$(1,945)	$(2,078)

(1)
Primarily currency translation adjustments and purchase price allocation-related adjustments.

In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2023, we recorded an impairment charge of $36 million for all of the goodwill attributable to our FedEx Dataworks, Inc. (“FedEx Dataworks”) reporting unit. The key factors contributing to the goodwill impairment were underperformance of the ShopRunner business during 2023, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. Based on these factors, our outlook for the business changed in the fourth quarter of 2023.

Our other reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2023 and 2022 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2023 and 2022; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2023 and 2022 is as follows (in millions):

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$583	$(369)	$214	$617	$(340)	$277
Technology	62	(42)	20	64	(40)	24
Trademarks and other	1	(1)	—	1	(1)	—
Total	$646	$(412)	$234	$682	$(381)	$301

During the fourth quarter of 2023, we reviewed long-lived assets at FedEx Dataworks for impairment. Based on our reviews, we recognized an $11 million asset impairment charge related to customer relationships from the ShopRunner acquisition.

Amortization expense for intangible assets was $52 million in 2023, $52 million in 2022, and $49 million in 2021.

Expected amortization expense for the next five years is as follows (in millions):

2024	$47
2025	46
2026	46
2027	44
2028	42

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2023	2022
Accrued salaries and employee benefits
Salaries	$828	$751
Employee benefits, including variable compensation	689	834
Compensated absences	958	946
	$2,475	$2,531
Accrued expenses
Self-insurance accruals	$1,730	$1,646
Taxes other than income taxes	305	532
Other	2,712	3,010
	$4,747	$5,188

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2023, are as follows (in millions):

			May 31,
			2023	2022
	Interest Rate %	Maturity
Senior secured debt:
	1.875	2034	$831	$881
Senior unsecured debt:
	3.25	2026	748	747
	3.40	2028	497	497
	4.20	2029	398	397
	3.10-4.25	2030	1,737	1,735
	2.40	2031	991	990
	4.90	2034	496	496
	3.90	2035	495	495
	3.25	2041	740	740
	3.875-4.10	2043	985	985
	5.10	2044	743	742
	4.10	2045	641	641
	4.55-4.75	2046	2,463	2,462
	4.40	2047	736	736
	4.05	2048	987	987
	4.95	2049	836	836
	5.25	2050	1,226	1,226
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:
	0.45	2026	537	533
	1.625	2027	1,341	1,332
	0.45	2029	641	637
	1.30	2032	534	530
	0.95	2033	693	688
Total senior unsecured debt			18,948	18,915
Finance lease obligations			800	468
			20,579	20,264
Less current portion			126	82
			$20,453	$20,182

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted-average interest rate on long-term debt was 3.5% as of May 31, 2023. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $17.5 billion at May 31, 2023 and $18.8 billion at May 31, 2022. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at May 31, 2023. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx. FedEx Express is using the proceeds from the issuance for general corporate purposes.

The following table sets forth the future scheduled principal payments due by fiscal year on our long-term debt (in millions):

Debt Principal
2024	$52
2025	52
2026	1,340
2027	1,398
2028	552
Thereafter	16,606
Subtotal	20,000
Discount and debt issuance costs	(221)
Total debt	$19,779

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2023, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and $250 million of the letter of credit sublimit was unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans MTM adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.08 to 1.0 at May 31, 2023.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LEASES

The following table is a summary of the components of net lease cost for the period ended May 31 (in millions):

	2023	2022
Operating lease cost	$3,300	$3,100
Finance lease cost:
Amortization of right-of-use assets	36	26
Interest on lease liabilities	18	16
Total finance lease cost	54	42
Short-term lease cost	531	556
Variable lease cost	1,435	1,368
Net lease cost	$5,320	$5,066

Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,207	$2,981
Operating cash flows paid for interest portion of finance leases	15	15
Financing cash flows paid for principal portion of finance leases	94	99
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,317	$3,489
Right-of-use assets obtained in exchange for new finance lease liabilities	$414	$56

Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2023	2022
Operating leases:
Operating lease right-of-use assets, net	$17,347	$16,613

Current portion of operating lease liabilities	2,390	2,443
Operating lease liabilities	15,363	14,487
Total operating lease liabilities	$17,753	$16,930

Finance leases:
Net property and equipment	$821	$455

Current portion of long-term debt	75	32
Long-term debt, less current portion	725	436
Total finance lease liabilities	$800	$468

Weighted-average remaining lease term
Operating leases	9.5	9.8
Finance leases	27.5	30.8

Weighted-average discount rate
Operating leases	3.42%	2.85%
Finance leases	4.22%	3.45%

We utilize certain aircraft, land, facilities, retail locations, and equipment under finance and operating leases that expire at various dates through 2060. We leased 1% of our total aircraft fleet under operating leases as of May 31, 2023 and 2% as of May 31, 2022. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2023 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2024	$103	$2,790	$2,893	$104	$2,997
2025	84	2,708	2,792	52	2,844
2026	82	2,419	2,501	46	2,547
2027	81	2,137	2,218	37	2,255
2028	81	1,836	1,917	37	1,954
Thereafter	90	8,411	8,501	1,207	9,708
Total lease payments	521	20,301	20,822	1,483	22,305
Less imputed interest	(35)	(3,034)	(3,069)	(683)	(3,752)
Present value of lease liability	$486	$17,267	$17,753	$800	$18,553

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of May 31, 2023, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.8 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2024 to 2026.

FedEx Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or FedEx Express.

We are the lessee under certain leases covering a portion of our leased aircraft in which the lessors are trusts established specifically to purchase, finance, and lease these aircraft to us. These leasing entities are variable interest entities. We are not the primary beneficiary of the leasing entities, as the lease terms are at market at the inception of the lease and do not include a residual value guarantee, fixed-price purchase option, or similar feature that obligates us to absorb decreases in value or entitles us to participate in increases in the value of the aircraft. Therefore, we are not required to consolidate any of these entities as the primary beneficiary. Our maximum exposure under these leases is included in the summary of future minimum lease payments.

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2023, none of these shares had been issued.

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table provides changes in AOCI, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2023	2022	2021
Foreign currency translation loss:
Balance at beginning of period	$(1,148)	$(785)	$(1,207)
Translation adjustments	(214)	(363)	422
Balance at end of period	(1,362)	(1,148)	(785)
Retirement plans adjustments:
Balance at beginning of period	45	53	60
Reclassifications from AOCI	(10)	(8)	(7)
Balance at end of period	35	45	53
Accumulated other comprehensive loss at end of period	$(1,327)	$(1,103)	$(732)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents details of the reclassifications from AOCI for the years ended May 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI			Affected Line Item in the Income Statement
	2023	2022	2021
Amortization of retirement plans prior service credits and other, before tax	$12	$10	$10	Other retirement plans income (expense)
Income tax benefit	(2)	(2)	(3)	Provision for income taxes
AOCI reclassifications, net of tax	$10	$8	$7	Net income

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2023	2022	2021
Stock-based compensation expense	$182	$190	$200

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

	2023	2022	2021
Weighted-average Black-Scholes value per share	$63.44	$80.21	$44.11
Intrinsic value of options exercised	$160	$150	$593
Black-Scholes assumptions:
Expected lives	6.4 years	6.4 years	6.4 years
Expected volatility	34%	32%	30%
Risk-free interest rate	1.68%	0.65%	1.32%
Dividend yield	1.694%	0.983%	1.710%

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding stock option activity for the year ended May 31, 2023:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2022	15,328,425	$190.01
Granted	2,404,617	$215.75
Exercised	(1,752,518)	$130.05
Forfeited	(789,335)	$210.79
Outstanding at May 31, 2023	15,191,189	$199.89	6.1	$520
Exercisable	9,585,480	$195.96	4.9	$350
Expected to vest	5,131,059	$206.64	8.1	$156
Available for future grants	14,062,311
(1)
Only presented for options with market value at May 31, 2023 in excess of the exercise price of the option.

The options granted during 2023 are primarily related to our principal annual stock option grant in June 2022.

The following table summarizes information regarding vested and unvested restricted stock for the year ended May 31, 2023:

	Restricted Stock
	Shares	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2022	432,481	$192.30
Granted	160,286	$208.57
Vested	(204,356)	$190.33
Forfeited	(8,477)	$205.10
Unvested at May 31, 2023	379,934	$199.91

During the year ended May 31, 2022, there were 115,172 shares of restricted stock granted with a weighted-average fair value of $276.26 per share. During the year ended May 31, 2021, there were 335,004 shares of restricted stock granted with a weighted-average fair value of $155.19 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2023	2,711,215	$137
2022	3,005,727	$138
2021	2,492,039	$115

As of May 31, 2023, there was $230 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.

Total shares outstanding or available for grant related to equity compensation at May 31, 2023 represented 11% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2023	2022	2021
Basic earnings per common share:
Net earnings allocable to common shares(1)	$3,966	$3,819	$5,220
Weighted-average common shares	254	263	264
Basic earnings per common share	$15.60	$14.54	$19.79

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$3,966	$3,819	$5,221
Weighted-average common shares	254	263	264
Dilutive effect of share-based awards	2	3	4
Weighted-average diluted shares	256	266	268
Diluted earnings per common share	$15.48	$14.33	$19.45

Anti-dilutive options excluded from diluted earnings per common share	7.4	4.0	3.5

(1)
Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2023	2022	2021
Current provision
Domestic:
Federal	$579	$311	$199
State and local	157	120	158
Foreign	209	317	284
	945	748	641
Deferred provision
Domestic:
Federal	369	267	667
State and local	37	21	70
Foreign	40	34	65
	446	322	802
	$1,391	$1,070	$1,443

Pre-tax earnings of foreign operations for 2023, 2022, and 2021 were $0.6 billion, $1.4 billion, and $1.8 billion, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2023	2022	2021
Taxes computed at federal statutory rate	$1,126	$1,028	$1,401
(Decreases) increases in income tax from:
U.S. and foreign return-to-provision adjustments	(44)	(142)	—
State and local income taxes, net of federal benefit	152	116	179
Foreign operations	96	115	138
Non-deductible expenses	40	48	53
Uncertain tax positions	60	(18)	65
Benefits from share-based payments	(18)	(13)	(69)
Valuation allowance	59	33	14
Foreign tax rate enactments	3	(30)	(61)
Benefit from U.S. tax loss carryback to prior years	—	—	(279)
Goodwill impairment charges	8	—	—
Other, net	(91)	(67)	2
Provision for income taxes	$1,391	$1,070	$1,443
Effective Tax Rate	25.9%	21.9%	21.6%

The 2023 tax provision was negatively impacted by an expense of $46 million related to a write-down and valuation allowance on certain foreign tax credit carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset. The 2023 tax provision was also negatively impacted by lower earnings in certain non-U.S. jurisdictions.

The 2022 tax provision includes a benefit of $142 million related to revisions of prior year tax estimates for actual tax return results. The 2022 tax provision was also favorably impacted by changes in our corporate legal entity structure.

The Coronavirus Aid, Relief, and Economic Security Act allowed a five-year carryback period for tax losses generated in 2019 through 2021. The 2021 tax provision includes a benefit of $279 million from an increase in our 2020 tax loss carried back to 2015, when the U.S. federal income tax rate was 35%. The increase in our 2020 tax loss was attributable to accelerated depreciation deductions and voluntary contributions to our tax-qualified U.S. domestic pension plans (“U.S. Pension Plans”). The 2021 tax provision also includes a benefit of $66 million from a tax rate increase in the Netherlands applied to our deferred tax asset balances and was negatively impacted by an increase in uncertain tax positions for matters in multiple jurisdictions.

We regularly assess the need for cash in the U.S., as well as in our foreign subsidiaries, and will occasionally repatriate back to the U.S. excess earnings above working capital needs that can be repatriated with an immaterial tax cost. We assert all other earnings, both historical and current in our foreign subsidiaries, are permanently reinvested and therefore no deferred taxes or withholding taxes have been provided, including deferred taxes on any additional outside basis difference (e.g., stock basis differences attributable to acquisition or other permanent differences). Determination of the amount of unrecognized deferred income tax liability related to any remaining undistributed foreign earnings and additional outside basis differences is not practicable.

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2023		2022
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases, and intangibles	$4,608	$10,965	$4,464	$10,608
Employee benefits	876	—	1,203	—
Self-insurance accruals	1,085	—	931	—
Other	454	62	524	66
Net operating loss/credit carryforwards	1,149	—	1,079	—
Valuation allowances	(471)	—	(413)	—
	$7,701	$11,027	$7,788	$10,674

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2023	2022
Noncurrent deferred tax assets(1)	$1,163	$1,207
Noncurrent deferred tax liabilities	(4,489)	(4,093)
	$(3,326)	$(2,886)

(1)
Noncurrent deferred tax assets are included in the line item “Other Assets” in our accompanying consolidated balance sheets.

We have approximately $3.4 billion of net operating loss carryovers in various foreign jurisdictions, $1.5 billion of state operating loss carryovers, and $153 million of U.S. federal operating loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2024. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. The increase in the valuation allowance balance during 2023 includes $37 million related to foreign net operating losses and $22 million for foreign tax credit carryforwards. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through 2023 attributable to our interpretation of the TCJA and the Internal Revenue Code. On March 31, 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31 is as follows (in millions):

	2023	2022	2021
Balance at beginning of year	$169	$192	$129
Increases for tax positions taken in the current year	3	14	3
Increases for tax positions taken in prior years	68	8	69
Decreases for tax positions taken in prior years	(7)	(15)	(6)
Settlements	(15)	(32)	(6)
Changes due to currency translation	(6)	2	3
Balance at end of year	$212	$169	$192

Our liabilities recorded for uncertain tax positions include $211 million at May 31, 2023 and $167 million at May 31, 2022 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $54 million on May 31, 2023 and $55 million on May 31, 2022. Our consolidated statements of income for 2021 include $20 million of interest expense associated with our uncertain tax positions while interest and penalty expense for 2023 and 2022 are immaterial.

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

A summary of our retirement plan costs over the past three years is as follows (in millions):

	2023	2022	2021
Defined benefit pension plans	$236	$(2)	$88
Defined contribution plans	955	824	685
Postretirement healthcare plans	92	89	83
Retirement plans MTM (gain) loss	(650)	1,578	(1,176)
	$633	$2,489	$(320)

The components of the MTM adjustments are as follows (in millions):

	2023	2022	2021
Actual versus expected return on assets	$2,492	$5,109	$(1,712)
Discount rate change	(3,395)	(4,486)	(397)
Demographic experience:
Current year actuarial loss	142	504	302
Change in future assumptions	110	314	685
Termination of TNT Express Netherlands pension plan	—	224	—
Pension plan amendments, including curtailment gains	1	(87)	(54)
Total MTM (gain) loss	$(650)	$1,578	$(1,176)

2023

Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was -2.70%, which was lower than our expected rate of return of 6.50%. Negative portfolio returns derived due to losses in both equities and our fixed-income assets due to market volatility and rising interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 4.21% at May 31, 2022 to 5.17% at May 31, 2023. The demographic experience in 2023 reflects an update to our short-term cash balance interest crediting assumption.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We introduced an all-401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the PPA pension formula were given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure became effective January 1, 2022. See Note 1 for additional information on expected amendments to our pension plan offered to FedEx Express pilots.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Discount rate used to determine benefit obligation	5.20%	4.25%	3.23%	4.21%	3.09%	1.83%	5.37%	4.35%	2.81%
Discount rate used to determine net periodic benefit cost	4.25	3.23	3.14	3.09	1.83	1.79	4.35	2.81	2.95
Rate of increase in future compensation levels used to determine benefit obligation	5.13	5.11	5.06	3.04	2.89	2.83	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.11	5.06	5.17	2.89	2.83	2.19	—	—	—
Expected long-term rate of return on assets	6.50	6.50	6.75	2.26	2.39	2.71	—	—	—
Interest crediting rate used to determine benefit obligation	4.23	4.00	4.00	2.40	3.70	2.50	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.00	4.00	4.00	3.70	2.50	2.00	—	—	—

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

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2023 and 2022 and 6.75% in 2021. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 5.70%, net of all fees and expenses, for the 15-year period ended May 31, 2023.

The investment strategy for our U.S. Pension Plan assets is to utilize a diversified mix of public equities, fixed-income, and alternative investments to earn a long-term investment return that meets our pension plan obligations. Our largest asset classes are Corporate Fixed Income Securities and Government Fixed Income Securities (which are largely benchmarked against the Bloomberg Barclays Long Government, Bloomberg Barclays Long Corporate, or the Bloomberg Barclays 20+ STRIPS indices), and U.S. and non-U.S. Equities (which are mainly benchmarked to the S&P 500 Index and MSCI indices). Accordingly, we do not have any significant concentrations of risk. Active management strategies are utilized within the plan in an effort to realize investment returns in excess of market indices. Our investment strategy also includes the limited use of derivative financial instruments on a discretionary basis to improve investment returns and manage portfolio risk.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a description of the valuation methodologies used for investments measured at fair value:

•
Cash and cash equivalents. Level 1 investments include cash, cash equivalents, and foreign currency valued using exchange rates. Level 2 investments include short-term investment funds, which are collective funds priced at a constant value by the administrator of the funds.
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

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plans at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2023
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$815	3%	0 - 5%	$22	$793
Equities			30 - 50
U.S. large cap equity(2)	2,928	12		1,268
International equities(2)	2,821	11		1,912
Global equities(2)	1,192	5
U.S. SMID cap equity	768	3		764	4
Fixed-income securities			40 - 60
Corporate	6,403	26			6,403
Government(2)	4,334	17			2,497
Mortgage-backed and other(2)	1,386	6			527
Alternative investments(2)	4,196	17	0 - 15			$937
Other	(17)	—		(33)	16
Total U.S. plan assets	$24,826	100%		$3,933	$10,240	$937
Asset Class (International Plans)
Cash and cash equivalents	$7	2%		$7
Equities
International equities
Global equities
Fixed-income securities
Corporate(2)	57	17
Government(2)	178	53		159
Mortgage-backed and other
Other(2)	95	28
Total international plan assets	$337	100%		$166	$—
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
Equities
International equities
Global equities
Fixed-income securities
Corporate(2)	62	14
Government(2)	261	60		199
Mortgage-backed and other
Other(2)	107	25
Total international plan assets	$434	100%		$203	$—

(1)
Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2023	2022
Balance at beginning of year	$811	$537
Actual return on plan assets:
Assets held during current year	66	192
Assets sold during the year	28	29
Purchases, sales, and settlements	32	53
Balance at end of year	$937	$811

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2023 and a statement of the funded status as of May 31, 2023 and 2022 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Accumulated Benefit Obligation (“ABO”)	$25,825	$27,916	$848	$946
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$28,702	$31,423	$1,096	$2,611	$1,286	$1,456
Service cost	651	835	44	56	37	48
Interest cost	1,218	1,020	34	32	55	41
Actuarial (gain) loss	(2,882)	(3,356)	(121)	(19)	(138)	(192)
Benefits paid	(1,263)	(1,180)	(35)	(36)	(107)	(113)
Settlements	—	—	(20)	(1,315)	—	—
Other	—	(40)	(8)	(233)	36	46
PBO/APBO at the end of year	$26,426	$28,702	$990	$1,096	$1,169	$1,286
Change in Plan Assets
Fair value of plan assets at the beginning of year	$25,970	$29,785	$663	$2,133	$—	$—
Actual return on plan assets	(707)	(3,168)	(83)	(4)	—	—
Company contributions	826	533	55	135	71	68
Benefits paid	(1,263)	(1,180)	(35)	(36)	(107)	(113)
Settlements	—	—	(20)	(1,395)	—	—
Other	—	—	(1)	(170)	36	45
Fair value of plan assets at the end of year	$24,826	$25,970	$579	$663	$—	$—
Funded Status of the Plans	$(1,600)	$(2,732)	$(411)	$(433)	$(1,169)	$(1,286)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$88	$126	$—	$—
Current pension, postretirement healthcare, and other benefit obligations	(39)	(20)	(23)	(19)	(84)	(95)
Noncurrent pension, postretirement healthcare, and other benefit obligations	(1,561)	(2,712)	(476)	(540)	(1,085)	(1,191)
Net amount recognized	$(1,600)	$(2,732)	$(411)	$(433)	$(1,169)	$(1,286)
Amounts Recognized in AOCI and not yet reflected in Net Periodic Benefit Cost:
Prior service credit and other	$(47)	$(54)	$4	$(3)	$—	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2023
Qualified	$26,269	$24,826	$(1,443)
Nonqualified	157	—	(157)
International Plans	990	579	(411)
Total	$27,416	$25,405	$(2,011)
2022
Qualified	$28,524	$25,970	$(2,554)
Nonqualified	178	—	(178)
International Plans	1,096	663	(433)
Total	$29,798	$26,633	$(3,165)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets, and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2023	2022
U.S. Pension Benefits
Fair value of plan assets	$24,826	$25,970
PBO	(26,426)	(28,702)
Net funded status	$(1,600)	$(2,732)
International Pension Benefits
Fair value of plan assets	$223	$199
PBO	(722)	(758)
Net funded status	$(499)	$(559)

	ABO Exceeds the Fair Value of Plan Assets
	2023	2022
U.S. Pension Benefits
ABO(1)	$(25,825)	$(27,916)
Fair value of plan assets	24,826	25,970
PBO	(26,426)	(28,702)
Net funded status	$(1,600)	$(2,732)
International Pension Benefits
ABO(1)	$(562)	$(604)
Fair value of plan assets	201	196
PBO	(700)	(754)
Net funded status	$(499)	$(558)
(1)
ABO not used in determination of funded status.
Contributions to our qualified U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2023	2022
Required	$—	$—
Voluntary	800	500
	$800	$500

For 2024, no pension contributions are required for our U.S. Pension Plans as they are fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $800 million to these plans in 2024.

Net periodic benefit (income) cost for the years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost	$651	$835	$851	$44	$56	$83	$37	$48	$44
Interest cost	1,218	1,020	959	34	32	43	55	41	39
Expected return on plan assets	(1,688)	(1,910)	(1,786)	(14)	(26)	(52)	—	—	—
Amortization of prior service credit	(7)	(7)	(8)	(2)	(2)	(2)	—	—	—
Actuarial losses (gains) and other	(487)	1,683	(1,288)	(25)	87	(13)	(138)	(192)	125
Net periodic benefit (income) cost	$(313)	$1,621	$(1,272)	$37	$147	$59	$(46)	$(103)	$208

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in other comprehensive income were primarily related to amortization of prior service cost in our U.S. Pension Plans of $7 million in 2023 and $7 million in 2022 ($6 million, net of tax, in 2023 and $6 million, net of tax, in 2022).

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plans	International Pension Plans	Postretirement Healthcare Plans
2024	$1,392	$54	$84
2025	1,457	47	92
2026	1,544	50	101
2027	1,621	55	110
2028	1,697	60	117
2029-2033	9,471	395	610

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 6.40% during 2024, decreasing to an annual growth rate of 4.0% in 2045 and thereafter.
NOTE 14: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with full implementation expected in June 2024. During the implementation process in fiscal 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of fiscal 2025 when the consolidation plan has been completed, we expect to begin reporting a resegmented structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

Effective June 1, 2020, the results of FedEx Cross Border Holdings, Inc. (“FedEx Cross Border”) are included in the FedEx Express segment prospectively as the impact to prior periods was not material. This change was made to reflect our internal management reporting structure. FedEx Cross Border was subsequently merged into FedEx Express in 2022.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. was merged into FedEx Dataworks during 2023.

Also included in Corporate and other is the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenue, depreciation and amortization, operating income (loss), and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other, and eliminations	Consolidated Total
Revenue
2023	$42,743	$33,507	$9,632	$301	$3,972	$90,155
2022	45,814	33,232	9,532	253	4,681	93,512
2021	42,078	30,496	7,833	32	3,520	83,959
Depreciation and amortization
2023	$2,105	$1,020	$387	$529	$135	$4,176
2022	2,007	919	406	513	125	3,970
2021	1,946	843	417	462	125	3,793
Operating income (loss)
2023(1)	$1,064	$3,140	$1,925	$—	$(1,217)	$4,912
2022(2)	2,922	2,642	1,663	—	(982)	6,245
2021(3)	2,810	3,193	1,005	—	(1,151)	5,857
Segment assets(4)
2023	$47,754	$36,815	$10,197	$7,415	$(15,038)	$87,143
2022	47,604	32,645	8,904	8,389	(11,548)	85,994
2021	46,356	29,134	7,371	8,639	(8,723)	82,777

(1)
Includes business optimization costs of $262 million included in “Corporate, other, and eliminations” and business optimization and realignment costs of $11 million and $36 million, respectively, included in the FedEx Express segment. Includes noncash other asset impairment charges of $70 million primarily related to the decision to permanently retire certain aircraft and related engines at FedEx Express and goodwill and other asset impairment charges of $47 million at FedEx Dataworks related to the ShopRunner acquisition. Also includes $35 million in connection with a FedEx Ground legal matter included in “Corporate, other, and eliminations.”
(2)
Includes business realignment costs of $278 million included in the FedEx Express segment, as well as a charge of $210 million related to the pre- and post-judgment interest in connection with a separate FedEx Ground legal matter included in “Corporate, other, and eliminations.” Also includes TNT Express integration expenses of $132 million included in “Corporate, other, and eliminations” and the FedEx Express segment.
(3)
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

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2023	$3,055	$1,995	$556	$431	$137	$6,174
2022	3,637	2,139	319	565	103	6,763
2021	3,503	1,446	320	512	103	5,884

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2023	2022	2021
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$8,916	$9,084	$8,116
U.S. overnight envelope	1,980	1,971	1,791
U.S. deferred	5,128	5,330	4,984
Total U.S. domestic package revenue	16,024	16,385	14,891
International priority	10,939	12,130	10,317
International economy	2,911	2,838	2,632
Total international export package revenue	13,850	14,968	12,949
International domestic(1)	4,043	4,340	4,640
Total package revenue	33,917	35,693	32,480
Freight:
U.S.	2,906	3,041	3,325
International priority	3,060	3,840	3,030
International economy	1,510	1,653	1,582
International airfreight	166	177	245
Total freight revenue	7,642	8,711	8,182
Other(2)	1,184	1,410	1,416
Total FedEx Express segment	42,743	45,814	42,078
FedEx Ground segment	33,507	33,232	30,496
FedEx Freight segment	9,632	9,532	7,833
FedEx Services segment	301	253	32
Other and eliminations(3)	3,972	4,681	3,520
	$90,155	$93,512	$83,959
GEOGRAPHICAL INFORMATION(4)
Revenue:
U.S.	$64,890	$64,941	$58,792
International:
FedEx Express segment	23,090	25,564	23,085
FedEx Ground segment	860	857	735
FedEx Freight segment	264	235	190
FedEx Services segment	1	1	1
Other	1,050	1,914	1,156
Total international revenue	25,265	28,571	25,167
	$90,155	$93,512	$83,959
Noncurrent assets:
U.S.	$56,449	$53,311	$49,407
International	12,084	12,318	12,790
	$68,533	$65,629	$62,197

(1)
International domestic revenue relates to our intra-country operations.
(2)
Includes the operations of FedEx Cross Border beginning June 1, 2020.
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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2023	2022	2021
Cash payments for:
Interest (net of capitalized interest)	$694	$695	$819
Income taxes	$1,096	$751	$1,374
Income tax refunds received	(53)	(574)	(55)
Cash tax payments, net	$1,043	$177	$1,319

NOTE 16: GUARANTEES AND INDEMNIFICATIONS

In conjunction with certain transactions, primarily the lease, sale, or purchase of real estate, operating assets, or services in the ordinary course of business and in connection with business sales and acquisitions, we may provide routine guarantees or indemnifications (e.g., environmental, fuel, tax, and intellectual property infringement), the terms of which range in duration, and often they are not limited and have no specified maximum obligation. The overall maximum potential amount of the obligation under such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations. As a result of the TNT Express acquisition, we previously assumed a guarantee related to the demerger of TNT Express and PostNL N.V., which occurred in 2011, for pension benefits earned prior to the date of the demerger. The guarantee was released in 2023.

NOTE 17: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2023 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2024	$1,710	$741	$2,451
2025	1,560	555	2,115
2026	580	428	1,008
2027	290	178	468
2028	256	93	349
Thereafter	1,656	50	1,706
Total	$6,052	$2,045	$8,097
(1)
Primarily information technology and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter (“B777F”) and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2023, we had $1.0 billion in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the aircraft we were committed to purchase as of May 31, 2023, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2024	15	10	14	4	43
2025	12	6	10	2	30
2026	14	1	—	—	15
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	41	17	24	6	88

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

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, in October 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of $1.16 million for emotional distress and punitive damages of $365 million for the retaliation claims. The court entered final judgment in the amount of the jury verdict. FedEx Services has appealed the verdict to the U.S. Court of Appeals for the Fifth Circuit. FedEx Services argues on appeal that FedEx Services is entitled to judgment as a matter of law on the retaliation claims, plaintiff’s claims were not timely filed, punitive damages are not available as a matter of law and, if allowed, must be reduced to no greater than a single-digit multiple of the award for compensatory damages based on the United States Supreme Court’s ruling in State Farm v. Campbell, and the compensatory damages award must be reduced to conform with the evidence and the Fifth Circuit’s maximum recovery rule. FedEx Services argues in the alternative that a new trial should be granted.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2023 (the end of the period covered by this Annual Report).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2023, we successfully completed a significant migration to an enterprise resource planning, cloud-based financial system for a number of our domestic operating companies, building on the phased migration plan which began with our international operating companies in prior years. We implemented new internal controls in conjunction with the migration. During our fiscal quarter ended May 31, 2023, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to monitor and assess the effects of remote work on our internal controls to minimize the impact on the design and operating effectiveness of our internal control over financial reporting.

Additional migrations to the cloud-based financial system will occur through 2024 and will result in further changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. The information provided pursuant to Section 13(r) of the Securities Exchange Act of 1934 in Part II, Item 5 (“Other Information”) of FedEx’s Quarterly Reports on Form 10-Q for the quarters ended August 31, 2022 and February 28, 2023 is incorporated herein by reference.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors and information about the Audit and Finance Committee, including its members and our “audit committee financial expert”) will be presented in FedEx’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on September 21, 2023, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on September 21, 2023, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on September 21, 2023, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on September 21, 2023, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2023 and 2022 and the Audit and Finance Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2023 annual meeting of stockholders, which will be held on September 21, 2023, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 17, 2023 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 17, 2023 thereon, is presented on pages 129 through 130 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 6, 2023, and incorporated herein by reference.)

Long-Term Debt Instruments

* 4.1	Description of Capital Stock and Debt Securities.

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

4.43

Revolving Credit Agreement (2020-1AA), dated as of August 13, 2020, between Wilmington Trust Company, as Subordination Agent, agent and trustee for the trustee of the FedEx Pass Through Trust 2020-1AA and as Borrower, and BNP Paribas, acting through its New York Branch, as Liquidity Provider (the “Liquidity Provider Revolving Credit Agreement”). (Filed as Exhibit 4.6 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

*4.44	Amendment No. 1, dated May 22, 2023, to the Liquidity Provider Revolving Credit Agreement.

** †4.45

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

*** †4.46

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

**4.47

Indenture and Security Agreement (N126FE), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

***4.48

Indenture and Security Agreement (N869FD), dated as of August 13, 2020, between FedEx Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.10 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.49	Form of Series 2020-1AA Equipment Notes. (Included in Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)
4.50

Supplemental Indenture No. 12, dated as of April 29, 2021, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.51	Form of 2.400% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.52	Form of 3.250% Note due 2041. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.53

Supplemental Indenture No. 13, dated as of May 4, 2021, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.54	Form of 0.450% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.55	Form of 0.950% Note due 2033. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.56

Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, The Bank of New York Mellon Trust Company, N.A., and U.S. Bank National Association. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

4.57

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

†10.14

Fourteenth Amendment dated March 14, 2022 (but effective as of February 1, 2022) to the Composite Lease Agreement. (Filed as Exhibit 10.14 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†10.15	Fifteenth Amendment dated and effective May 19, 2022 to the Composite Lease Agreement. (Filed as Exhibit 10.15 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

*†10.16	Sixteenth Amendment dated June 27, 2023 (but effective as of May 1, 2023) to the Composite Lease Agreement.

Aircraft-Related Agreements

†^10.17

Boeing 777 Freighter Purchase Agreement dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”). (Filed as Exhibit 10.16 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

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

†^10.20

Supplemental Agreement No. 3 dated as of December 15, 2008 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.19 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.21

Supplemental Agreement No. 4 dated as of January 9, 2009 (and related side letters) to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.20 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.22

Side letters dated May 29, 2009 and May 19, 2009, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.21 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.23

Supplemental Agreement No. 5 dated as of January 11, 2010 to the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.22 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.24

Supplemental Agreement No. 6 dated as of March 17, 2010, Supplemental Agreement No. 7 dated as of March 17, 2010, and Supplemental Agreement No. 8 (and related side letters) dated as of April 30, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.23 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.25

Supplemental Agreement No. 9 dated as of June 18, 2010, Supplemental Agreement No. 10 dated as of June 18, 2010, Supplemental Agreement No. 11 (and related side letter) dated as of August 19, 2010, and Supplemental Agreement No. 13 (and related side letter) dated as of August 27, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.24 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.26

Supplemental Agreement No. 12 (and related side letter) dated as of September 3, 2010, Supplemental Agreement No. 14 (and related side letter) dated as of October 25, 2010, and Supplemental Agreement No. 15 (and related side letter) dated as of October 29, 2010, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.25 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.27

Supplemental Agreement No. 16 (and related side letters) dated as of January 31, 2011, and Supplemental Agreement No. 17 dated as of February 14, 2011, each amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.26 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.28

Supplemental Agreement No. 18 (and related side letter) dated as of March 30, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.27 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.29

Supplemental Agreement No. 19 (and related side letter) dated as of October 27, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.28 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.30

Supplemental Agreement No. 20 (and related side letters) dated as of December 14, 2011, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.29 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.31

Supplemental Agreement No. 21 dated as of June 29, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.30 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.32

Supplemental Agreement No. 22 (and related side letters) dated as of December 11, 2012, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.31 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.33

Supplemental Agreement No. 23 (and related side letters) dated as of December 10, 2013, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.32 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.34

Supplemental Agreement No. 24 (and related side letters) dated as of May 4, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.33 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.35

Supplemental Agreement No. 25 (and related side letters) dated as of June 10, 2016, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.34 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.36

Supplemental Agreement No. 26 (and related side letter) dated as of February 10, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.35 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.37

Supplemental Agreement No. 27 (and related side letter) dated as of October 12, 2017, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.36 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.38

Supplemental Agreement No. 28 (and related side letter) dated as of January 26, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.37 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.39

Supplemental Agreement No. 29 (and related side letters) dated as of February 2, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.38 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.40

Letter Agreement dated as of March 16, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.39 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.41

Supplemental Agreement No. 30 (and related side letters) dated as of June 18, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.40 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.42

Supplemental Agreement No. 31 dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.41 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.43

Letter Agreement dated as of September 14, 2018, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.42 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

† ^10.44

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

^10.48

Letter Agreement dated as of May 25, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.44 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.49

Supplemental Agreement No. 33 (and related side letter) dated as of December 30, 2020, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.50

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

†^10.52

Supplemental Agreement No. 35 (and related side letters) dated as of December 10, 2021, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.53

Supplemental Agreement No. 36 (and related side letters) dated as of June 1, 2022, amending the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.52 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.54

Letter Agreement dated as of December 15, 2022, amending the Boeing 777 Freighter Purchase Agreement and the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY23 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*^10.55	Letter Agreement dated as of May 23, 2023, amending the Boeing 777 Freighter Purchase Agreement.

†^10.56	The Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.57

Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.58

Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.59

Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.56 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.60

Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.57 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.61

Supplemental Agreement No. 5 (and related side letters) dated as of September 29, 2014, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.58 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.62

Letter Agreement dated as of January 22, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.59 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.63

Supplemental Agreement No. 6 (and related side letters) dated as of July 21, 2015, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.60 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.64

Supplemental Agreement No. 7 dated as of April 18, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.61 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.65

Supplemental Agreement No. 8 (and related side letters) dated as of June 10, 2016, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.62 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.66

Supplemental Agreement No. 9 dated as of February 16, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.63 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.67

Supplemental Agreement No. 10 dated as of May 10, 2017, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.64 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.68

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.65 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.69

Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.70

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.71

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

† ^10.72

Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.73

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

^10.75

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

† ^10.77

Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.78

Supplemental Agreement No. 15 (and related side letters) dated as of June 25, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.79

Letter Agreement dated as of May 28, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.68 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.80

Letter Agreement dated as of June 8, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.81

Supplemental Agreement No. 16 (and related side letters) dated as of June 22, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.82

Letter Agreement dated as of January 31, 2023, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY23 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*^10.83	Letter Agreement dated as of May 31, 2023, amending the Boeing 767-3S2 Freighter Purchase Agreement.

Financing Agreements

†10.84

Second Amended and Restated Five-Year Credit Agreement (the “Five-Year Credit Agreement”) dated as of March 16, 2021, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.69 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference).

†10.85	First Amendment to Five-Year Credit Agreement dated as of March 15, 2022. (Filed as Exhibit 10.80 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†10.86

Three-Year Credit Agreement dated as of March 15, 2022, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.81 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.87	FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.1 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.88	Amendment to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.89

Form of Terms and Conditions of stock option grant pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.90

Form of Restricted Stock Agreement pursuant to the FedEx Incentive Stock Plan, as amended. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-156333 on Form S-8, and incorporated herein by reference.)

10.91

FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.2 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.92

Form of Share Option Agreement pursuant to the FedEx Incentive Stock Plan 2005 Inland Revenue Approved Sub-Plan for the United Kingdom. (Filed as Exhibit 4.3 to FedEx’s Registration Statement No. 333-130619 on Form S-8, and incorporated herein by reference.)

10.93	Amendment to the Incentive Stock Plan, as amended. (Filed as Exhibit 10.48 to FedEx’s FY10 Annual Report on Form 10-K, and incorporated herein by reference.)

10.94	Amendment to the Incentive Stock Plan. (Filed as Exhibit 10.2 to FedEx’s FY11 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.95

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.96

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.97

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

10.99

FedEx 2019 Omnibus Stock Incentive Plan, as amended (the “2019 Omnibus Stock Incentive Plan”). (Filed as Appendix D to FedEx’s Definitive Proxy Statement filed August 8, 2022, and incorporated herein by reference.)

10.100

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.101

Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.102

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.103

Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.104

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.105	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 15, 2020. (Filed as Exhibit 10.5 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.106	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.107

FedEx Office Supplemental Retirement Plan dated December 30, 2019 (but effective as of January 1, 2020). (Filed as Exhibit 10.102 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.108

First Amendment to FedEx Office Supplemental Retirement Plan dated December 22, 2021 (but effective as of January 1, 2021). (Filed as Exhibit 10.103 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.109

Second Amendment to FedEx Office Supplemental Retirement Plan dated June 20, 2022 (but effective as of August 1, 2022). (Filed as Exhibit 10.104 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.110	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.111

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Rajesh Subramaniam, Mark R. Allen, Tracy B. Brightman, Brie A. Carere, Robert B. Carter, Sriram Krishnasamy, Michael C. Lenz, and John A. Smith. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.113

Separation and Release Agreement, dated June 19, 2023, between FedEx and Michael C. Lenz (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated June 16, 2023 and filed June 20, 2023, and incorporated herein by reference.)

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

FEDEX CORPORATION

Dated: July 17, 2023	By:	/s/ Rajesh Subramaniam
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

Signature	Capacity	Date

/s/ Rajesh Subramaniam	President and Chief Executive	July 17, 2023
Rajesh Subramaniam	Officer and Director (Principal Executive Officer)

/s/ Michael C. Lenz	Executive Vice President and	July 17, 2023
Michael C. Lenz	Chief Financial Officer (Principal Financial Officer)

/s/ Jennifer L. Johnson	Corporate Vice President and Principal	July 17, 2023
Jennifer L. Johnson	Accounting Officer (Principal Accounting Officer)

/s/ Frederick W. Smith	Executive Chairman and Chairman of	July 17, 2023
Frederick W. Smith	the Board and Director

/s/ Marvin R. Ellison	Director	July 17, 2023
Marvin R. Ellison

/s/ Stephen E. Gorman	Director	July 17, 2023
Stephen E. Gorman

/s/ Susan Patricia Griffith	Director	July 17, 2023
Susan Patricia Griffith

/s/ Kimberly A. Jabal	Director	July 17, 2023
Kimberly A. Jabal

/s/ Amy B. Lane	Director	July 17, 2023
Amy B. Lane

/s/ R. Brad Martin	Director	July 17, 2023
R. Brad Martin

/s/ Nancy A. Norton	Director	July 17, 2023
Nancy A. Norton

/s/ Frederick Perpall	Director	July 17, 2023
Frederick Perpall

/s/ Joshua Cooper Ramo	Director	July 17, 2023
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 17, 2023
Susan C. Schwab

/s/ David P. Steiner	Director	July 17, 2023
David P. Steiner

/s/ V. James Vena	Director	July 17, 2023
V. James Vena

/s/ Paul S. Walsh	Director	July 17, 2023
Paul S. Walsh

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2023 and 2022, and for each of the three years in the period ended May 31, 2023, and have issued our report thereon dated July 17, 2023 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 17, 2023

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2023, 2022, AND 2021

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Doubtful Accounts
2023	$340	$696	$—		$564	(a)	$472
2022	358	403	—		421	(a)	340
2021	175	577	—		394	(a)	358
Allowance for Revenue Adjustments
2023	$352	$—	$1,662	(b)	$1,686	(c)	$328
2022	384	—	1,795	(b)	1,827	(c)	352
2021	215	—	1,892	(b)	1,723	(c)	384
Inventory Valuation Allowance:
2023	$360	$33	$—		$117		$276
2022	349	35	—		24		360
2021	335	38	—		24		349
(a)
Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)
Principally charged against revenue.
(c)
Service failures, rebills, and other.