Form 10-Q
period 2023-08-31
FEDEX CORP
filed 2023-09-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 18, 2023
Common Stock, par value $0.10 per share	251,420,447

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets August 31, 2023 and May 31, 2023	3
Condensed Consolidated Statements of Income Three Months Ended August 31, 2023 and 2022	5
Condensed Consolidated Statements of Comprehensive Income Three Months Ended August 31, 2023 and 2022	6
Condensed Consolidated Statements of Cash Flows Three Months Ended August 31, 2023 and 2022	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three Months Ended August 31, 2023 and 2022	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	21
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	22
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	42
ITEM 4. Controls and Procedures	42

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	43
ITEM 1A. Risk Factors	43
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
ITEM 5. Other Information	43
ITEM 6. Exhibits	44
Signature	45

Exhibit 10.3
Exhibit 10.4
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2023 (Unaudited)	May 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,055	$6,856
Receivables, less allowances of $762 and $800	10,207	10,188
Spare parts, supplies, and fuel, less allowances of $281 and $276	631	604
Prepaid expenses and other	994	962
Total current assets	18,887	18,610
PROPERTY AND EQUIPMENT, AT COST	81,992	80,624
Less accumulated depreciation and amortization	40,818	39,926
Net property and equipment	41,174	40,698
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,327	17,347
Goodwill	6,422	6,435
Other assets	3,766	4,053
Total other long-term assets	27,515	27,835
	$87,576	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2023 (Unaudited)	May 31, 2023
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$351	$126
Accrued salaries and employee benefits	2,365	2,475
Accounts payable	3,794	3,848
Operating lease liabilities	2,382	2,390
Accrued expenses	4,919	4,747
Total current liabilities	13,811	13,586
LONG-TERM DEBT, LESS CURRENT PORTION	20,145	20,453
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,450	4,489
Pension, postretirement healthcare, and other benefit obligations	3,021	3,130
Self-insurance accruals	3,583	3,339
Operating lease liabilities	15,338	15,363
Other liabilities	694	695
Total other long-term liabilities	27,086	27,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2023 and May 31, 2023	32	32
Additional paid-in capital	3,800	3,769
Retained earnings	36,021	35,259
Accumulated other comprehensive loss	(1,356)	(1,327)
Treasury stock, at cost	(11,963)	(11,645)
Total common stockholders’ investment	26,534	26,088
	$87,576	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended August 31,
	2023	2022

REVENUE	$21,681	$23,242
OPERATING EXPENSES:
Salaries and employee benefits	7,785	7,859
Purchased transportation	5,036	5,767
Rentals and landing fees	1,151	1,159
Depreciation and amortization	1,071	1,024
Fuel	1,101	1,822
Maintenance and repairs	824	904
Business optimization and realignment costs	105	38
Other	3,123	3,478
	20,196	22,051
OPERATING INCOME	1,485	1,191
OTHER (EXPENSE) INCOME:
Interest, net	(91)	(142)
Other retirement plans, net	39	101
Other, net	(10)	4
	(62)	(37)
INCOME BEFORE INCOME TAXES	1,423	1,154
PROVISION FOR INCOME TAXES	345	279
NET INCOME	$1,078	$875
EARNINGS PER COMMON SHARE:
Basic	$4.28	$3.37
Diluted	$4.23	$3.33
DIVIDENDS DECLARED PER COMMON SHARE	$1.26	$2.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31,
	2023	2022
NET INCOME	$1,078	$875
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit of $4 in 2023 and $18 in 2022	(28)	(209)
Amortization of prior service credit, net of benefit of $0 in 2023 and $0 in 2022	(1)	(2)
	(29)	(211)
COMPREHENSIVE INCOME	$1,049	$664

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended August 31,
	2023	2022
Operating Activities:
Net income	$1,078	$875
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,071	1,024
Provision for uncollectible accounts	103	245
Stock-based compensation	56	68
Other noncash items including leases and deferred income taxes	728	774
Business optimization and realignment costs, net of payments	(73)	(14)
Changes in assets and liabilities:
Receivables	(126)	259
Other assets	(131)	(170)
Accounts payable and other liabilities	(470)	(1,473)
Other, net	(6)	19
Cash provided by operating activities	2,230	1,607
Investing Activities:
Capital expenditures	(1,290)	(1,284)
Purchase of investments	(2)	(35)
Proceeds from asset dispositions and other	12	10
Cash used in investing activities	(1,280)	(1,309)
Financing Activities:
Principal payments on debt	(66)	(29)
Proceeds from stock issuances	157	81
Dividends paid	(318)	(299)
Purchase of treasury stock	(500)	—
Cash used in financing activities	(727)	(247)
Effect of exchange rate changes on cash	(24)	(98)
Net increase (decrease) in cash and cash equivalents	199	(47)
Cash and cash equivalents at beginning of period	6,856	6,897
Cash and cash equivalents at end of period	$7,055	$6,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31,
	2023	2022
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	3,769	3,712
Purchase of treasury stock	(36)	—
Employee incentive plans and other	67	39
Ending Balance	3,800	3,751
Retained Earnings
Beginning Balance	35,259	32,782
Net Income	1,078	875
Cash dividends declared ($1.26 and $2.30 per share)	(316)	(597)
Ending Balance	36,021	33,060
Accumulated Other Comprehensive Loss
Beginning Balance	(1,327)	(1,103)
Other comprehensive loss, net of tax benefit of $4 and $18	(29)	(211)
Ending Balance	(1,356)	(1,314)
Treasury Stock
Beginning Balance	(11,645)	(10,484)
Purchase of treasury stock (2.0 and 0.0 million shares)	(464)	—
Employee incentive plans and other (1.1 and 0.7 million shares)	146	95
Ending Balance	(11,963)	(10,389)
Total Common Stockholders’ Investment Balance	$26,534	$25,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the year ended May 31, 2023 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2023, and the results of our operations for the three-month periods ended August 31, 2023 and 2022, cash flows for the three-month periods ended August 31, 2023 and 2022, and changes in common stockholders’ investment for the three-month periods ended August 31, 2023 and 2022. Operating results for the three-month period ended August 31, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2024 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit shipments totaled $688 million and $686 million at August 31, 2023 and May 31, 2023, respectively. Contract assets net of deferred unearned revenue were $466 million and $484 million at August 31, 2023 and May 31, 2023, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $21 million and $19 million at August 31, 2023 and May 31, 2023, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended
	2023	2022
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,188	$2,316
U.S. overnight envelope	485	525
U.S. deferred	1,187	1,287
Total U.S. domestic package revenue	3,860	4,128
International priority	2,327	2,897
International economy	1,021	707
Total international export package revenue	3,348	3,604
International domestic(1)	1,024	974
Total package revenue	8,232	8,706
Freight:
U.S.	582	796
International priority	553	888
International economy	425	377
International airfreight	32	41
Total freight revenue	1,592	2,102
Other	261	319
Total FedEx Express segment	10,085	11,127
FedEx Ground segment	8,420	8,160
FedEx Freight segment	2,291	2,723
FedEx Services segment	72	70
Other and eliminations(2)	813	1,162
	$21,681	$23,242
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”), which is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended, began actively mediating the negotiations. During the first quarter of 2024, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Express Master Executive Council in June 2023. Bargaining for a successor agreement continues. The conduct of mediated negotiations has no impact on our operations. A small number of our other employees are members of unions.

STOCK-BASED COMPENSATION. We have two types of equity-based compensation: stock options and restricted stock. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and financial disclosures about these programs are set forth in our Annual Report.

Our stock-based compensation expense was $56 million for the three-month period ended August 31, 2023 and $68 million for the three-month period ended August 31, 2022. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground Package System, Inc. (“FedEx Ground”), FedEx Corporate Services, Inc. (“FedEx Services”), and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight, Inc. will continue to provide less-than-truckload (“LTL”) freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with full implementation expected in June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employee couriers and contracted service providers.

We incurred costs associated with our business optimization activities of $105 million ($81 million, net of tax, or $0.32 per diluted share) in the first quarter of 2024. We recognized $24 million ($19 million, net of tax, or $0.07 per diluted share) of costs under this program in the first quarter of 2023. These costs were primarily related to professional services and severance. Business optimization costs are included in Corporate, other, and eliminations, FedEx Ground, and FedEx Express.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed in 2023. We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first quarter of 2023. These costs were related to certain employee severance arrangements. The pre-tax cost of our business realignment activities through 2023 was approximately $430 million.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of August 31, 2023, we had €158 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of August 31, 2023, the hedge remains effective.

SUPPLIER FINANCE PROGRAM. We offer a voluntary Supply Chain Finance (“SCF”) program through one of our financial institutions to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities, and payment terms, and they issue invoices to us based on the agreed-upon contractual terms. If our suppliers choose to participate in the SCF program, they determine which invoices, if any, to sell to the financial institution to receive an early discounted payment, while we settle the net payment amount with our financial institution on the payment due dates. We guarantee these payments with the financial institution.

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of August 31, 2023 and May 31, 2023, suppliers have been approved to sell to them $74 million and $76 million, respectively, of our outstanding payment obligations.

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program (e.g., reverse factoring) to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. We adopted this standard effective June 1, 2023. The adoption of this standard did not have a material effect on our consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of August 31, 2023, we continue to monitor our contracts and transactions for potential application of these ASUs.

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

As of August 31, 2023, these investments were not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in June 2023 to repurchase an aggregate $500 million of our common stock.

During the first quarter of 2024, 2.0 million shares were repurchased under the ASR agreement at an average price of $256.41 per share for a total of $500 million. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

The 2.0 million shares delivered under the ASR agreement were the only shares of FedEx common stock we purchased during the first quarter of 2024. We did not repurchase any shares of FedEx common stock during the first quarter of 2023. As of August 31, 2023, approximately $2.1 billion remained available to use for repurchases under the program.

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

DIVIDENDS DECLARED PER COMMON SHARE. On August 18, 2023, our Board of Directors declared a quarterly dividend of $1.26 per share of common stock. The dividend will be paid on October 2, 2023 to stockholders of record as of the close of business on September 11, 2023. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $103 million for the three-month period ended August 31, 2023 and $245 million for the three-month period ended August 31, 2022. Our allowance for credit losses was $441 million at August 31, 2023 and $472 million at May 31, 2023.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCI):

	2023	2022
Foreign currency translation loss:
Balance at beginning of period	$(1,362)	$(1,148)
Translation adjustments	(28)	(209)
Balance at end of period	(1,390)	(1,357)
Retirement plans adjustments:
Balance at beginning of period	35	45
Reclassifications from AOCI	(1)	(2)
Balance at end of period	34	43
Accumulated other comprehensive (loss) at end of period	$(1,356)	$(1,314)

The following table presents details of the reclassifications from AOCI for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI		Affected Line Item in the Income Statement
	2023	2022
Amortization of retirement plans prior service credits, before tax	$1	$2	Other retirement plans, net
Income tax benefit	—	—	Provision for income taxes
AOCI reclassifications, net of tax	$1	$2	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at August 31, 2023. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of August 31, 2023, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and $250 million of the letter of credit sublimit was unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.01 to 1.0 at August 31, 2023.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.8 billion at August 31, 2023 and $19.8 billion at May 31, 2023, compared with estimated fair values of $17.4 billion at August 31, 2023 and $17.5 billion at May 31, 2023. The annualized weighted-average interest rate on long-term debt was 3.5% at August 31, 2023. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2023	2022
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,077	$874
Weighted-average common shares	251	259
Basic earnings per common share	$4.28	$3.37
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,077	$874
Weighted-average common shares	251	259
Dilutive effect of share-based awards	3	3
Weighted-average diluted shares	254	262
Diluted earnings per common share	$4.23	$3.33
Anti-dilutive options excluded from diluted earnings per common share	6.2	5.7

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2023	2022
Defined benefit pension plans, net	$91	$59
Defined contribution plans	240	244
Postretirement healthcare plans	23	23
	$354	$326

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Service cost	$136	$163	$10	$11	$7	$9
Other retirement plans expense (income):
Interest cost	341	304	10	9	16	14
Expected return on plan assets	(400)	(422)	(4)	(4)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	—	—
	(61)	(120)	6	5	16	14
	$75	$43	$16	$16	$23	$23

For 2024, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made a voluntary contribution of $200 million to our U.S. Pension Plan in the first quarter of 2024 and anticipate making $600 million of additional voluntary contributions during the remainder of 2024.

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of LTL freight transportation services. These companies represent our major service lines and, along with FedEx Services, constitute our reportable segments.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with full implementation expected in June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025 when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2023	2022
Revenue:
FedEx Express segment	$10,085	$11,127
FedEx Ground segment	8,420	8,160
FedEx Freight segment	2,291	2,723
FedEx Services segment	72	70
Other and eliminations	813	1,162
	$21,681	$23,242
Operating income (loss):
FedEx Express segment	$205	$174
FedEx Ground segment	1,103	694
FedEx Freight segment	481	651
Corporate, other, and eliminations	(304)	(328)
	$1,485	$1,191

(8) Commitments

As of August 31, 2023, our purchase commitments under various contracts for the remainder of 2024 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2024 (remainder)	$1,162	$505	$1,667
2025	1,565	606	2,171
2026	591	492	1,083
2027	290	221	511
2028	263	129	392
Thereafter	1,654	88	1,742
Total	$5,525	$2,041	$7,566

(1)
Primarily information technology and advertising contracts.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of August 31, 2023, we had $685 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2023 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2024 (remainder)	12	8	8	2	30
2025	12	6	10	2	30
2026	14	1	2	—	17
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	38	15	20	4	77

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of August 31, 2023 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2024 (remainder)	$89	$2,101	$2,190	$310	$2,500
2025	112	2,796	2,908	38	2,946
2026	110	2,511	2,621	30	2,651
2027	109	2,204	2,313	22	2,335
2028	109	1,889	1,998	21	2,019
Thereafter	236	8,623	8,859	648	9,507
Total lease payments	765	20,124	20,889	1,069	21,958
Less imputed interest	(88)	(3,081)	(3,169)	(339)	(3,508)
Present value of lease liability	$677	$17,043	$17,720	$730	$18,450

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of August 31, 2023, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.8 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2024 to 2027.

(9) Contingencies

Service Provider Lawsuits. FedEx Ground is defending lawsuits in which it is alleged that FedEx Ground should be treated as a joint employer of drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain payments, including wages and penalties, from the service providers and FedEx Ground and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses.

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, in October 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of approximately $1.0 million for emotional distress and punitive damages of $365 million for the retaliation claims. The court entered final judgment in the amount of approximately $366 million. FedEx Services has appealed the verdict to the U.S. Court of Appeals for the Fifth Circuit. FedEx Services argues on appeal that FedEx Services is entitled to judgment as a matter of law on the retaliation claims, plaintiff’s claims were not timely filed, punitive damages are not available as a matter of law and, if allowed, must be reduced to no greater than a single-digit multiple of the award for compensatory damages based on the United States Supreme Court’s ruling in State Farm v. Campbell, and the compensatory damages award must be reduced to conform with the evidence and the Fifth Circuit’s maximum recovery rule. FedEx Services argues in the alternative that a new trial should be granted.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2023	2022
Cash payments for:
Interest (net of capitalized interest)	$167	$154
Income taxes	$70	$139
Income tax refunds received	(77)	(36)
Cash tax (refunds)/payments, net	$(7)	$103

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2023, the related condensed consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the three-month periods ended August 31, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2023, the related consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 17, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 20, 2023

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2023 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions through operating companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. Our primary operating companies are Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. These companies represent our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constitute our reportable segments.

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

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2024 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

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

Trends Affecting Our Business

The following trends significantly impact the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results – Business Optimization and Realignment Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of growth of global trade. Our first quarter results were negatively affected by volume pressures due to weak economic conditions.

Inflation and Interest Rates

During the first quarter of 2024, global inflation decelerated year over year, but continues to be above historical levels. Additionally, global interest rates continue to rise in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as inflation and interest rate increases are negatively affecting consumer and business spending. Additionally, we are experiencing higher costs to serve through higher wage rates and other direct operating expenses such as operational supplies. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2024.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. Lower fuel prices negatively affected yields through lower fuel surcharges and drove a decrease in fuel expense during the first quarter 2024 at all of our transportation segments.

RESULTS OF OPERATIONS

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as temporary labor, security, and facility services and cargo handling), insurance, professional fees, and operational supplies.

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2023	2022	Change
Revenue	$21,681	$23,242	(7)
Operating income (loss):
FedEx Express segment	205	174	18
FedEx Ground segment	1,103	694	59
FedEx Freight segment	481	651	(26)
Corporate, other, and eliminations	(304)	(328)	7
Consolidated operating income	1,485	1,191	25
Operating margin:
FedEx Express segment	2.0%	1.6%	40	bp
FedEx Ground segment	13.1%	8.5%	460	bp
FedEx Freight segment	21.0%	23.9%	(290)	bp
Consolidated operating margin	6.8%	5.1%	170	bp
Consolidated net income	$1,078	$875	23
Diluted earnings per share	$4.23	$3.33	27

	Year-over-Year Changes
	Revenue	Operating Results
FedEx Express segment	$(1,042)	$31
FedEx Ground segment	260	409
FedEx Freight segment	(432)	(170)
FedEx Services segment	2	—
Corporate, other, and eliminations	(349)	24
	$(1,561)	$294

Overview

Operating income improved 25% in the first quarter of 2024 due to the execution of our DRIVE program initiatives and our continued focus on revenue quality. These initiatives include structural flight takedowns, aligning staffing with volume levels, increasing linehaul and sort efficiency, temporarily parking aircraft, improving dock productivity, and shifting to one delivery wave per day in the U.S. at FedEx Express. Improvement in our base yields was more than offset by lower fuel surcharges and reduced demand for our services, primarily due to challenging macroeconomic conditions, resulting in a decrease in revenue in the first quarter of 2024.

Operating income includes expenses of $105 million ($81 million, net of tax, or $0.32 per diluted share) in the first quarter of 2024 associated with our business optimization strategy announced in 2023. We recognized $24 million ($19 million, net of tax, or $0.07 per diluted share) of costs in the first quarter of 2023 under this program. Operating income in the first quarter of 2023 also includes business realignment costs of $14 million ($11 million, net of tax, or $0.04 per diluted share) associated with our workforce reduction plan in Europe previously announced in 2021. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we entered into an accelerated share repurchase (“ASR”) agreement with a bank in June 2023 to repurchase an aggregate of $500 million of our common stock. The ASR transaction was completed in August 2023. Share repurchases had a benefit of $0.02 per diluted share for the first quarter of 2024. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information on our repurchase program.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express U.S. Domestic Average Daily Package Volume

3,200
3,000
2,800
2,600
2,400
2,840
2,783
2,850
2,678
2,650
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024

FedEx Express International[1] Average Daily Package Volume

3,000
2,500
2,000
1,500
1,000
500
1,706
1,950
1,805
1,764
1,742
960
1,021
981
980
991
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
International domestic
International export

FedEx Ground Average Daily Package Volume[2]

5,400
4,400
3,400
2,400
1,400
400
4,368
4,523
4,359
4,329
4,479
3,912
4,084
4,226
3,743
3,846
730
828
843
726
736
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground Total Average Daily Package Volume[2]

17,000
16,500
16,000
15,500
15,000
14,500
14,000
13,500
13,000
14,516
15,189
15,064
14,220
14,444
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024

FedEx Express Average Daily Freight Pounds[3]

22,000
19,000
16,000
13,000
10,000
7,000
4,000
17,209
18,373
16,777
15,768
14,758
7,313
7,503
6,681
5,465
5,319
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
International
U.S.

FedEx Freight Average Daily Shipments

90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
76.2
73.3
65.4
65.5
66.1
32.1
31.0
27.7
27.4
28.5
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
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
$22.36
$22.61
$22.57
$22.65
$22.41
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$57.78
$54.93
$53.67
$54.12
$51.95
$8.78
$8.43
$8.96
$8.99
$9.05
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
$1.68
$1.66
$1.74
$1.71
$1.69
$1.17
$1.07
$1.05
$1.07
$1.05
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$11.48
$11.55
$11.80
$11.97
$11.80
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024

FedEx Freight
Revenue per Shipment
$460.00
$440.00
$420.00
$400.00
$380.00
$360.00
$340.00
$320.00
$423.59
$415.35
$418.65
$411.62
$407.99
$369.60
$361.57
$366.17
$357.44
$353.01
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 7% in the first quarter of 2024 primarily due to lower fuel surcharges at all of our transportation segments and volume declines at FedEx Express and FedEx Freight, partially offset by base yield improvement at FedEx Ground and FedEx Freight.

FedEx Express revenue decreased 9% in the first quarter of 2024 primarily due to lower fuel surcharges, lower volume, and unfavorable service mix. FedEx Freight revenue decreased 16% in the first quarter of 2024 primarily due to lower shipments and fuel surcharges, partially offset by base yield improvement. Revenue at Corporate, other, and eliminations decreased during the first quarter of 2024 primarily due to lower yields and volumes at FedEx Logistics, Inc. (“FedEx Logistics”). FedEx Ground revenue increased 3% during the first quarter of 2024 primarily due to yield improvement and higher volume.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent	Percent of Revenue
	2023	2022	Change	2023	2022
Operating expenses:
Salaries and employee benefits	$7,785	$7,859	(1)	35.9%	33.8%
Purchased transportation	5,036	5,767	(13)	23.2	24.8
Rentals and landing fees	1,151	1,159	(1)	5.3	5.0
Depreciation and amortization	1,071	1,024	5	5.0	4.4
Fuel	1,101	1,822	(40)	5.1	7.8
Maintenance and repairs	824	904	(9)	3.8	3.9
Business optimization and realignment costs	105	38	176	0.5	0.2
Other	3,123	3,478	(10)	14.4	15.0
Total operating expenses	20,196	22,051	(8)	93.2	94.9
Operating income	$1,485	$1,191	25	6.8%	5.1%

Operating income increased 25% in the first quarter of 2024 primarily due to our DRIVE program initiatives and base yield improvements at FedEx Ground and FedEx Freight, partially offset by lower volume and fuel surcharges. Our DRIVE initiatives include structural flight takedowns, aligning staffing with volume levels, improving linehaul and sort efficiency, temporarily parking aircraft, improving dock operations, and shifting to one delivery wave per day in the U.S. at FedEx Express.

Purchased transportation and fuel expense decreased in the first quarter of 2024 due to lower fuel prices and volumes. The decrease in purchased transportation expense was also due to lower rates during the first quarter of 2024. The decrease in Other operating expenses was driven by lower bad debt expense and outside service contracts expense. In addition, during the first quarter of 2024 we aligned staffing to lower volumes and increased productivity, which drove a decrease in salaries and employee benefits, partially offset by increased variable incentive compensation and higher wage rates. Maintenance and repairs decreased in the first quarter of 2024 primarily due to lower aircraft maintenance resulting from an increase in temporarily parked aircraft.

Business Optimization and Realignment Costs

In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight, Inc. will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with full implementation expected in June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employee couriers and contracted service providers.

We incurred costs associated with our business optimization activities of $105 million ($81 million, net of tax, or $0.32 per diluted share) in the first quarter of 2024 and $24 million ($19 million, net of tax, or $0.07 per diluted share) in the first quarter of 2023. These costs were primarily related to professional services and severance. Business optimization costs are included in Corporate, other, and eliminations, FedEx Ground, and FedEx Express. The identification of these costs as business optimization-related expenditures is subject to our disclosure controls and procedures. We expect the pre-tax cost of our business optimization activities to be approximately $620 million in 2024 and approximately $2.0 billion through 2025. The timing and amount of our business optimization expenses may change as we revise and implement our plans.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs associated with our business realignment activities of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first quarter of 2023. These costs were related to certain employee severance arrangements. The pre-tax cost of our business realignment activities through 2023 was approximately $430 million.

Income Taxes

Our effective tax rate was 24.2% for the first quarter of 2024 and 24.2% for the first quarter of 2023.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $223 million through the first quarter of 2024 attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

During 2024, operating income is expected to improve as a result of our DRIVE program initiatives focused on aligning our cost base with demand, reducing our permanent cost structure, and increasing the flexibility of our network. We expect the benefits from DRIVE to be partially offset by expense headwinds related to higher global inflation and variable incentive compensation. We expect revenue will be pressured by volatile macroeconomic conditions negatively affecting customer demand for our services. At FedEx Express, we expect decreased demand for our U.S. freight product due to a change in strategy of the U.S. Postal Service (“USPS”) and lower international export yields to negatively affect revenue and operating income in 2024.

See the “Business Optimization and Realignment Costs” section of this MD&A for additional information.

Our capital expenditures for 2024 are expected to be approximately $5.7 billion, a decrease of $0.5 billion from 2023, as we continue to reduce our capital intensity relative to revenue. We expect lower aircraft spend and reduced investments in capacity projects to be partially offset by investments to optimize our networks and modernize our facilities.

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

The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, and the impact these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2024 inherently less certain. See “Item 1A. Risk Factors” for more information.

See the “Trends Affecting Our Business,” “Critical Accounting Estimates,” and “Forward-Looking Statements” sections of this MD&A for additional information.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with full implementation expected in June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025, when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

The improvement in operating results in Corporate, other, and eliminations in the first quarter of 2024 was primarily due to lower operating expenses at FedEx Logistics, partially offset by increased business optimization expenses at FedEx Corporate. The lower operating expenses at FedEx Logistics was primarily due to lower purchased transportation expense, bad debt expense, and outside service contracts expense.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the first quarter of 2024 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent
	2023	2022	Change
Revenue:
Package:
U.S. overnight box	$2,188	$2,316	(6)
U.S. overnight envelope	485	525	(8)
U.S. deferred	1,187	1,287	(8)
Total U.S. domestic package revenue	3,860	4,128	(6)
International priority	2,327	2,897	(20)
International economy	1,021	707	44
Total international export package revenue	3,348	3,604	(7)
International domestic(1)	1,024	974	5
Total package revenue	8,232	8,706	(5)
Freight:
U.S.	582	796	(27)
International priority	553	888	(38)
International economy	425	377	13
International airfreight	32	41	(22)
Total freight revenue	1,592	2,102	(24)		Percent of Revenue
Other	261	319	(18)		2023	2022
Total revenue	10,085	11,127	(9)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,983	4,050	(2)		39.5	36.4
Purchased transportation	1,374	1,478	(7)		13.6	13.3
Rentals and landing fees	536	577	(7)		5.3	5.2
Depreciation and amortization	538	513	5		5.3	4.6
Fuel	954	1,584	(40)		9.5	14.2
Maintenance and repairs	496	562	(12)		4.9	5.1
Business optimization and realignment costs	10	14	(29)		0.1	0.1
Intercompany charges	492	484	2		4.9	4.3
Other	1,497	1,691	(11)		14.9	15.2
Total operating expenses	9,880	10,953	(10)		98.0%	98.4%
Operating income	$205	$174	18
Operating margin	2.0%	1.6%	40	bp
(1)
International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31:

	Three Months Ended		Percent
	2023	2022	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,227	1,285	(5)
U.S. overnight envelope	453	485	(7)
U.S. deferred	970	1,070	(9)
Total U.S. domestic ADV	2,650	2,840	(7)
International priority	658	700	(6)
International economy	333	260	28
Total international export ADV	991	960	3
International domestic(1)	1,742	1,706	2
Total ADV	5,383	5,506	(2)
Revenue per package (yield):
U.S. overnight box	$27.43	$27.73	(1)
U.S. overnight envelope	16.50	16.64	(1)
U.S. deferred	18.81	18.50	2
U.S. domestic composite	22.41	22.36	—
International priority	54.39	63.72	(15)
International economy	47.14	41.81	13
International export composite	51.95	57.78	(10)
International domestic(1)	9.05	8.78	3
Composite package yield	$23.53	$24.33	(3)
Freight Statistics
Average daily freight pounds:
U.S.	5,319	7,313	(27)
International priority	4,390	6,042	(27)
International economy	9,665	10,211	(5)
International airfreight	703	956	(26)
Total average daily freight pounds	20,077	24,522	(18)
Revenue per pound (yield):
U.S.	$1.69	$1.68	1
International priority	1.94	2.26	(14)
International economy	0.68	0.57	19
International airfreight	0.70	0.66	6
Composite freight yield	$1.22	$1.32	(8)
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 9% in the first quarter of 2024 primarily due to lower fuel surcharges, volume softness, and a decline in international package and freight base yields.

Lower fuel surcharges had a significant negative impact on yields across all package and freight services during the first quarter of 2024. In addition, international export composite package yield decreased 10% in the first quarter of 2024 driven by reduced demand surcharges, a larger mix of e-commerce volume, and an increase in lower-yielding deferred volume related to the full reopening of the international economy service. Composite freight yield decreased 8% in the first quarter of 2024 due to reduced demand surcharges and an increased mix of deferred freight, also driven by the international economy product reopening.

U.S. domestic average daily package volumes declined 7% as macroeconomic factors led to reduced demand for our services. Global average daily freight pounds decreased 18% primarily as a result of weak macroeconomic conditions as well as lower volume from the U.S. Postal Service. These declines were partially offset by a 3% increase in international export package volume.

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 18% in the first quarter of 2024 due to operating expense improvements resulting from our DRIVE program, as we focused on reducing our permanent cost structure and increasing the flexibility of our network. These initiatives include structural flight takedowns, aligning staffing with volume levels, temporarily parking aircraft, and shifting to one delivery wave per day in the U.S. Reduced revenue, including lower volume from the USPS, partially offset our operating income improvement in the first quarter of 2024.

Fuel expense decreased 40% in the first quarter of 2024 due to a 31% decrease in fuel prices and a 13% decrease in total fuel gallons. Other operating expense decreased 11% in the first quarter of 2024 primarily due to lower outside service contracts expense resulting from a decrease in temporary labor usage and lower bad debt expense. Purchased transportation expense decreased 7% in the first quarter of 2024 primarily due to lower rates for third-party transportation services, partially offset by increased utilization of these services. Salaries and employee benefits expense decreased 2% in the first quarter of 2024 primarily due to decreased staffing to align with lower volume, partially offset by higher variable incentive compensation and wage rates. Maintenance and repairs decreased 12% in the first quarter of 2024 primarily due to lower aircraft maintenance resulting from an increase in aircraft temporarily parked.

FedEx Express segment results include business optimization costs of $10 million in the first quarter of 2024 associated with our plan to drive efficiency and lower our overhead and support costs.

FedEx Express segment results include $14 million of business realignment costs in the first quarter of 2023 associated with our workforce reduction plan in Europe.

During the first quarter of 2024, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Express Master Executive Council in June 2023. Bargaining for a successor agreement continues. The conduct of mediated negotiations has no impact on our operations. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2023	2022	Change		2023	2022
Revenue	$8,420	$8,160	3		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	1,667	1,637	2		19.8	20.1
Purchased transportation	3,427	3,713	(8)		40.7	45.5
Rentals	423	390	8		5.0	4.8
Depreciation and amortization	273	246	11		3.3	3.0
Fuel	7	9	(22)		0.1	0.1
Maintenance and repairs	159	155	3		1.9	1.9
Business optimization and realignment costs	17	—	NM		0.2	—
Intercompany charges	508	490	4		6.0	6.0
Other	836	826	1		9.9	10.1
Total operating expenses	7,317	7,466	(2)		86.9%	91.5%
Operating income	$1,103	$694	59
Operating margin	13.1%	8.5%	460	bp
Average daily package volume (ADV)(1):
Ground commercial	4,479	4,368	3
Home delivery	3,846	3,912	(2)
Economy	736	730	1
Total ADV	9,061	9,010	1
Revenue per package (yield)	$11.80	$11.48	3
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 3% in the first quarter of 2024 primarily due to yield improvement. Yield increased in the first quarter of 2024 primarily due to base yield improvement, partially offset by lower fuel surcharges. Total average daily volume increased 1% in the first quarter of 2024 primarily due to increased demand for our commercial services related to changing market conditions.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 59% in the first quarter of 2024 primarily due to yield improvement and reduced operating expenses. We lowered our costs in the first quarter of 2024 through DRIVE initiatives that lowered linehaul expense and improved dock and pickup-and-delivery productivity. In addition, we also continued to realize benefits from consolidated sort operations and reduced Sunday deliveries during the first quarter of 2024.

Purchased transportation expense decreased 8% in the first quarter of 2024 primarily due to lower fuel prices and base rates. Rentals and depreciation expense increased 8% and 11%, respectively, in the first quarter of 2024 due to the completion of previously committed multi-year expansion projects. Salaries and employee benefits increased 2% in the first quarter of 2024 due to higher wage rates and variable incentive compensation, partially offset by an increase in productivity.

FedEx Ground segment results include business optimization costs of $17 million in the first quarter of 2024 associated with our plan to drive efficiency and lower our overhead and support costs.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended August 31:

	Three Months Ended		Percent		Percent of Revenue
	2023	2022	Change		2023	2022
Revenue	$2,291	$2,723	(16)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	973	1,059	(8)		42.5	38.9
Purchased transportation	149	221	(33)		6.5	8.1
Rentals	68	65	5		2.9	2.4
Depreciation and amortization	107	106	1		4.7	3.9
Fuel	138	228	(39)		6.0	8.4
Maintenance and repairs	75	80	(6)		3.3	2.9
Intercompany charges	135	132	2		5.9	4.9
Other	165	181	(9)		7.2	6.6
Total operating expenses	1,810	2,072	(13)		79.0%	76.1%
Operating income	$481	$651	(26)
Operating margin	21.0%	23.9%	(290)	bp
Average daily shipments (in thousands):
Priority	66.1	76.2	(13)
Economy	28.5	32.1	(11)
Total average daily shipments	94.6	108.3	(13)
Weight per shipment (lbs):
Priority	989	1,054	(6)
Economy	876	938	(7)
Composite weight per shipment	955	1,020	(6)
Revenue per shipment:
Priority	$353.01	$369.60	(4)
Economy	407.99	423.59	(4)
Composite revenue per shipment	$369.56	$385.61	(4)
Revenue per hundredweight:
Priority	$35.71	$35.06	2
Economy	46.59	45.16	3
Composite revenue per hundredweight	$38.71	$37.82	2

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 16% in the first quarter of 2024. The first quarter decrease was primarily due to lower shipments and fuel surcharges, partially offset by base yield improvement.

Average daily shipments decreased 13% in the first quarter of 2024 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 4% in the first quarter of 2024 primarily due to lower fuel surcharges, partially offset by base yield improvement resulting from our continued focus on revenue quality.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 26% in the first quarter of 2024 driven primarily by lower fuel surcharges and shipments, partially offset by base yield improvement.

Fuel expense decreased 39% in the first quarter of 2024 due to lower fuel prices and decreased shipments. Salaries and employee benefits expense decreased 8% in the first quarter of 2024 primarily due to lower staffing to align with decreased shipments and an increase in productivity, partially offset by higher wage rates. Purchased transportation expense decreased 33% in the first quarter of 2024 primarily due to lower shipments and fuel prices and a shift to company linehaul.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $7.1 billion at August 31, 2023, compared to $6.9 billion at May 31, 2023, respectively. The following table provides a summary of our cash flows for the three-month periods ended August 31 (in millions):

	2023	2022
Operating activities:
Net income	$1,078	$875
Business optimization and realignment costs, net of payments	(73)	(14)
Other noncash charges and credits	1,958	2,111
Changes in assets and liabilities	(733)	(1,365)
Cash provided by operating activities	2,230	1,607
Investing activities:
Capital expenditures	(1,290)	(1,284)
Purchase of investments	(2)	(35)
Proceeds from asset dispositions and other	12	10
Cash used in investing activities	(1,280)	(1,309)
Financing activities:
Principal payments on debt	(66)	(29)
Proceeds from stock issuances	157	81
Dividends paid	(318)	(299)
Purchase of treasury stock	(500)	—
Cash used in financing activities	(727)	(247)
Effect of exchange rate changes on cash	(24)	(98)
Net increase (decrease) in cash and cash equivalents	$199	$(47)
Cash and cash equivalents at the end of period	$7,055	$6,850

Cash flows from operating activities increased $623 million in the first quarter of 2024 primarily due to working capital changes, driven by an increase in accrued liabilities partially offset by a decrease in accounts receivable from the first quarter of 2023, and an increase in net income. Capital expenditures increased slightly during the three months of 2024 due to increased spending on aircraft and related equipment at FedEx Express, partially offset by decreased spending on package handling equipment and vehicles and trailers at FedEx Ground and FedEx Freight, as well as reduced spending on information technology at FedEx Services, FedEx Express, and FedEx Ground. See “Capital Resources” for a discussion of capital expenditures during 2024 and 2023.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, during the first quarter of 2024, we completed an ASR transaction with a bank to repurchase an aggregate of $500 million of our common stock. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information. As of August 31, 2023, $2.1 billion remained available for repurchases under the current stock repurchase program. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended August 31 (in millions):

	Three Months Ended
	2023	2022	Percent Change

Aircraft and related equipment	$554	$203	173
Package handling and ground support equipment	218	436	(50)
Vehicles and trailers	167	217	(23)
Information technology	153	201	(24)
Facilities and other	198	227	(13)
Total capital expenditures	$1,290	$1,284	—

FedEx Express segment	$882	$530	66
FedEx Ground segment	192	441	(56)
FedEx Freight segment	91	150	(39)
FedEx Services segment	98	129	(24)
Other	27	34	(21)
Total capital expenditures	$1,290	$1,284	—

Capital expenditures increased slightly in the first quarter of 2024 primarily due to increased spending on aircraft and related equipment at FedEx Express, partially offset by decreased spending on package handling equipment and vehicles and trailers at FedEx Ground and FedEx Freight, as well as reduced spending on information technology at FedEx Services, FedEx Express, and FedEx Ground.

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

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $814 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of August 31, 2023 and May 31, 2023 (in millions):

	August 31, 2023	May 31, 2023
Current Assets	$11,204	$10,758
Intercompany Receivable	3,446	3,566
Total Assets	86,377	89,947
Current Liabilities	10,226	9,933
Intercompany Payable	—	—
Total Liabilities	55,905	59,837

The following table presents the summarized statement of income information for the three-month period ended August 31, 2023 (in millions):

Revenue	$16,315
Intercompany Charges, net	(904)
Operating Income	1,326
Intercompany Charges, net	49
Income Before Income Taxes	1,205
Net Income	$906

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of August 31, 2023 and May 31, 2023 (in millions):

	August 31, 2023	May 31, 2023
Current Assets	$4,562	$4,408
Intercompany Receivable	—	—
Total Assets	71,262	70,016
Current Liabilities	6,503	5,100
Intercompany Payable	9,381	11,011
Total Liabilities	49,051	48,246

The following table presents the summarized statement of income information for the three-month period ended August 31, 2023 (in millions):

Revenue	$5,565
Intercompany Charges, net	(527)
Operating Income	(70)
Intercompany Charges, net	9
Income Before Income Taxes	454
Net Income	$585

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $7.1 billion in cash at August 31, 2023 and $3.5 billion in available liquidity under our $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, and dividend payments.

We executed an ASR agreement in June 2023 to repurchase an aggregate of $500 million of our common stock that was completed in August 2023. See Note 1 of the accompanying unaudited condensed consolidated financial statements for more information. We expect to repurchase an additional $1.5 billion of our common stock in 2024.

Our cash and cash equivalents balance at August 31, 2023 includes $2.6 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

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

The Three-Year Credit Agreement expires in March 2025. The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs.

During the first quarter of 2024, we made voluntary contributions totaling $200 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We anticipate making $600 million of additional voluntary contributions during the remainder of 2024. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years if we were to choose to waive part of that credit balance in any given year. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of August 31, 2023, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

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
•
the price and availability of jet and vehicle fuel;
•
failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences;
•
our ability to execute our DRIVE transformation program, including Network 2.0, and one FedEx consolidation plan in the expected time frame and at the expected cost and achieve the expected benefits and manage the potential risks associated with DRIVE and the one FedEx consolidation plan;
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
•
widespread outbreak of an illness or any other communicable disease or any other public health crisis, including the continuing impact of the COVID-19 pandemic;
•
the effect of any international conflicts or terrorist activities, including the current conflict between Russia and Ukraine, on the United States and global economies in general, the transportation industry, or FedEx in particular;
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
•
failure to attract and retain employee talent and our ability to meet our labor and purchased transportation needs while controlling related costs and maintain our company culture;
•
our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility, as well as the outcome of negotiations to reach new collective bargaining agreements (including with the pilots of FedEx Express);
•
the effect of costs related to lawsuits in which it is alleged that FedEx Ground should be treated as an employer of drivers employed by service providers engaged by FedEx Ground;
•
increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits;
•
the effects of global climate change;
•
our ability to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040;
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
•
increasing costs related to changing and heightened regulations and enforcement related to data protection;
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
•
any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of climate change and other environmental, social, and governance topics, and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements;
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
•
successful completion of our planned stock repurchases;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2023, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2024, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, as compared to the first quarter of 2023, and this strengthening had a slightly negative effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

During the first quarter of 2024, we successfully completed a significant migration to an enterprise resource planning cloud-based financial system for a number of our domestic operating companies, building on the phased migration plan which began with our international operating companies in prior years. We implemented new internal controls in conjunction with the migration. During our fiscal quarter ended August 31, 2023, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Additional migrations to the cloud-based financial system are expected to occur through 2024 and will result in further changes to our internal controls over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Jun. 1-30, 2023	1,702,635	$256.41	1,702,635	$2,064
Jul. 1-31, 2023	—	—	—	—
Aug. 1-31, 2023	247,382	256.41	247,382	2,064
Total	1,950,017		1,950,017	2,064

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. As of September 20, 2023, $2.1 billion remains available to be used for repurchases under the program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

As part of the repurchase program, we entered into an ASR transaction with a bank in June 2023 to repurchase $500 million of our common stock. During the first quarter of 2024, the ASR transaction was completed, and 2.0 million shares were delivered under the ASR agreement. The shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the first quarter of 2024.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transaction and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding our expected stock repurchases during the remainder of 2024.

Item 5. Other Information

During the quarter ended August 31, 2023, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*10.1

Sixteenth Amendment dated June 27, 2023 (but effective as of May 1, 2023) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and FedEx Express. (Filed as Exhibit 10.16 to FedEx’s FY23 Annual Report on Form 10-K, and incorporated herein by reference).

^10.2

Separation and Release Agreement, dated June 19, 2023, between FedEx and Michael C. Lenz (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated June 16, 2023 and filed June 20, 2023, and incorporated herein by reference).

^10.3	First Amendment to the FedEx Retirement Parity Pension Plan, effective June 30, 2022.

^10.4	Second Amendment to the FedEx Retirement Parity Pension Plan, effective September 30, 2023.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

*Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally a copy of such attachments to the SEC or its staff upon request.

^ Management contracts/compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: September 20, 2023	/s/ Jennifer L. Johnson
Jennifer L. Johnson
Corporate Vice President and
Principal Accounting Officer