Form 10-Q
period 2023-11-30
FEDEX CORP
filed 2023-12-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 18, 2023
Common Stock, par value $0.10 per share	249,892,548

FEDEX CORPORATION

INDEX

PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
Condensed Consolidated Balance Sheets November 30, 2023 and May 31, 2023	3
Condensed Consolidated Statements of Income Three and Six Months Ended November 30, 2023 and 2022	5
Condensed Consolidated Statements of Comprehensive Income Three and Six Months Ended November 30, 2023 and 2022	6
Condensed Consolidated Statements of Cash Flows Six Months Ended November 30, 2023 and 2022	7
Condensed Consolidated Statements of Changes In Common Stockholders’ Investment Three and Six Months Ended November 30, 2023 and 2022	8
Notes to Condensed Consolidated Financial Statements	9
Report of Independent Registered Public Accounting Firm	20
ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	21
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4. Controls and Procedures	43

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings	43
ITEM 1A. Risk Factors	44
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
ITEM 5. Other Information	44
ITEM 6. Exhibits	45
Signature	46

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 15.1
Exhibit 22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.1 Interactive Data Files Exhibit 104.1 Cover Page Interactive Data File

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2023 (Unaudited)	May 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,729	$6,856
Receivables, less allowances of $767 and $800	10,665	10,188
Spare parts, supplies, and fuel, less allowances of $286 and $276	632	604
Prepaid expenses and other	1,091	962
Total current assets	19,117	18,610
PROPERTY AND EQUIPMENT, AT COST	83,281	80,624
Less accumulated depreciation and amortization	41,749	39,926
Net property and equipment	41,532	40,698
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,243	17,347
Goodwill	6,468	6,435
Other assets	3,691	4,053
Total other long-term assets	27,402	27,835
	$88,051	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2023 (Unaudited)	May 31, 2023
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$334	$126
Accrued salaries and employee benefits	2,732	2,475
Accounts payable	4,002	3,848
Operating lease liabilities	2,433	2,390
Accrued expenses	4,747	4,747
Total current liabilities	14,248	13,586
LONG-TERM DEBT, LESS CURRENT PORTION	20,193	20,453
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,386	4,489
Pension, postretirement healthcare, and other benefit obligations	2,854	3,130
Self-insurance accruals	3,688	3,339
Operating lease liabilities	15,222	15,363
Other liabilities	694	695
Total other long-term liabilities	26,844	27,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2023 and May 31, 2023	32	32
Additional paid-in capital	3,849	3,769
Retained earnings	36,605	35,259
Accumulated other comprehensive loss	(1,294)	(1,327)
Treasury stock, at cost	(12,426)	(11,645)
Total common stockholders’ investment	26,766	26,088
	$88,051	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended November 30,		Six Months Ended November 30,
	2023	2022	2023	2022

REVENUE	$22,165	$22,814	$43,846	$46,056
OPERATING EXPENSES:
Salaries and employee benefits	7,833	7,792	15,618	15,651
Purchased transportation	5,395	5,665	10,431	11,432
Rentals and landing fees	1,138	1,195	2,289	2,354
Depreciation and amortization	1,040	1,046	2,111	2,070
Fuel	1,328	1,593	2,429	3,415
Maintenance and repairs	854	882	1,678	1,786
Business optimization and realignment costs	145	36	250	74
Other	3,156	3,429	6,279	6,907
	20,889	21,638	41,085	43,689
OPERATING INCOME	1,276	1,176	2,761	2,367
OTHER (EXPENSE) INCOME:
Interest, net	(97)	(127)	(188)	(269)
Other retirement plans, net	41	101	80	202
Other, net	(18)	(91)	(28)	(87)
	(74)	(117)	(136)	(154)
INCOME BEFORE INCOME TAXES	1,202	1,059	2,625	2,213
PROVISION FOR INCOME TAXES	302	271	647	550
NET INCOME	$900	$788	$1,978	$1,663
EARNINGS PER COMMON SHARE:
Basic	$3.59	$3.08	$7.88	$6.46
Diluted	$3.55	$3.07	$7.79	$6.41
DIVIDENDS DECLARED PER COMMON SHARE	$1.26	$1.15	$2.52	$3.45

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
NET INCOME	$900	$788	$1,978	$1,663
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax (expense) benefit of ($3) and $1 in 2023 and $9 and $27 in 2022	28	(70)	—	(279)
Prior service credit arising during period, net of tax (expense) of ($11) and ($11) in 2023 and $0 and $0 in 2022	36	—	36	—
Amortization of prior service credit, net of benefit of $0 and $0 in 2023 and $1 and $1 in 2022	(2)	(1)	(3)	(3)
	62	(71)	33	(282)
COMPREHENSIVE INCOME	$962	$717	$2,011	$1,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended November 30,
	2023	2022
Operating Activities:
Net income	$1,978	$1,663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,111	2,070
Provision for uncollectible accounts	216	425
Stock-based compensation	96	108
Other noncash items including leases and deferred income taxes	1,427	1,589
Business optimization and realignment costs, net of payments	(28)	(40)
Changes in assets and liabilities:
Receivables	(687)	(512)
Other assets	(110)	(214)
Accounts payable and other liabilities	(975)	(1,994)
Other, net	(24)	30
Cash provided by operating activities	4,004	3,125
Investing Activities:
Capital expenditures	(2,595)	(3,142)
Purchase of investments	(75)	(78)
Proceeds from asset dispositions and other	62	20
Cash used in investing activities	(2,608)	(3,200)
Financing Activities:
Principal payments on debt	(94)	(32)
Proceeds from stock issuances	211	89
Dividends paid	(635)	(598)
Purchase of treasury stock	(1,000)	(1,500)
Other, net	—	1
Cash used in financing activities	(1,518)	(2,040)
Effect of exchange rate changes on cash	(5)	(136)
Net decrease in cash and cash equivalents	(127)	(2,251)
Cash and cash equivalents at beginning of period	6,856	6,897
Cash and cash equivalents at end of period	$6,729	$4,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2023	2022	2023	2022
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,800	3,751	3,769	3,712
Purchase of treasury stock	2	(300)	(34)	(300)
Employee incentive plans and other	47	36	114	75
Ending Balance	3,849	3,487	3,849	3,487
Retained Earnings
Beginning Balance	36,021	33,060	35,259	32,782
Net Income	900	788	1,978	1,663
Cash dividends declared ($1.26, $1.15, $2.52, and $3.45 per share)	(316)	(291)	(632)	(888)
Ending Balance	36,605	33,557	36,605	33,557
Accumulated Other Comprehensive Loss
Beginning Balance	(1,356)	(1,314)	(1,327)	(1,103)
Other comprehensive income (loss), net of tax (expense) benefit of ($14), $10, ($10), and $28	62	(71)	33	(282)
Ending Balance	(1,294)	(1,385)	(1,294)	(1,385)
Treasury Stock
Beginning Balance	(11,963)	(10,389)	(11,645)	(10,484)
Purchase of treasury stock (2.0, 7.9, 3.9, and 7.9 million shares)	(509)	(1,200)	(974)	(1,200)
Employee incentive plans and other (0.4, 0.1, 1.5, and 0.8 million shares)	46	13	193	108
Ending Balance	(12,426)	(11,576)	(12,426)	(11,576)
Total Common Stockholders’ Investment Balance	$26,766	$24,115	$26,766	$24,115

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2023, and the results of our operations for the three- and six-month periods ended November 30, 2023 and 2022, cash flows for the six-month periods ended November 30, 2023 and 2022, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2023 and 2022. Operating results for the three- and six-month period ended November 30, 2023 are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

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

Gross contract assets related to in-transit shipments totaled $828 million and $686 million at November 30, 2023 and May 31, 2023, respectively. Contract assets net of deferred unearned revenue were $591 million and $484 million at November 30, 2023 and May 31, 2023, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $21 million and $19 million at November 30, 2023 and May 31, 2023, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,158	$2,237	$4,346	$4,553
U.S. overnight envelope	447	474	932	999
U.S. deferred	1,208	1,253	2,395	2,540
Total U.S. domestic package revenue	3,813	3,964	7,673	8,092
International priority	2,390	2,823	4,717	5,720
International economy	1,088	711	2,109	1,418
Total international export package revenue	3,478	3,534	6,826	7,138
International domestic(1)	1,086	1,036	2,110	2,010
Total package revenue	8,377	8,534	16,609	17,240
Freight:
U.S.	584	784	1,166	1,580
International priority	569	811	1,122	1,699
International economy	422	388	847	765
International airfreight	29	39	61	80
Total freight revenue	1,604	2,022	3,196	4,124
Other	273	308	534	627
Total FedEx Express segment	10,254	10,864	20,339	21,991
FedEx Ground segment	8,639	8,393	17,059	16,553
FedEx Freight segment	2,360	2,454	4,651	5,177
FedEx Services segment	65	68	137	138
Other and eliminations(2)	847	1,035	1,660	2,197
	$22,165	$22,814	$43,846	$46,056
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board, which is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended, began actively mediating the negotiations. In July 2023, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Express Master Executive Council the prior month. Bargaining for a successor agreement continues. The conduct of mediated negotiations has no effect on our operations. A small number of our other employees are members of unions.

STOCK-BASED COMPENSATION. We have three types of equity-based compensation: stock options, restricted stock, and, for outside directors, restricted stock units. The key terms of the stock option and restricted stock awards granted under our outstanding incentive stock plans and financial disclosures about these programs are set forth in our Annual Report. The key terms of the restricted stock units granted to our outside directors are set forth in our Current Report on Form 8-K dated September 21, 2023 and filed with the SEC on September 22, 2023.

Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2023 and $96 million for the six-month period ended November 30, 2023. Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2022 and $108 million for the six-month period ended November 30, 2022. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground Package System, Inc. (“FedEx Ground”), FedEx Corporate Services, Inc. (“FedEx Services”), and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight, Inc. will continue to provide less-than-truckload (“LTL”) freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employee couriers and contracted service providers.

We incurred costs associated with our business optimization activities of $145 million ($110 million, net of tax, or $0.44 per diluted share) in the second quarter and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the first half of 2024. These costs were primarily related to professional services and severance. We recognized $36 million ($27 million, net of tax, or $0.11 per diluted share) of costs under this program, including idling our operations in Russia, in the second quarter and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023. These costs were primarily related to consulting services. Business optimization costs are included in Corporate, other, and eliminations, FedEx Express, and FedEx Ground.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of November 30, 2023, we had €165 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of November 30, 2023, the hedge remains effective.

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

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of November 30, 2023 and May 31, 2023, suppliers have been approved to sell to them $76 million and $76 million, respectively, of our outstanding payment obligations.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of November 30, 2023, we continue to monitor our contracts and transactions for potential application of these ASUs.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

EQUITY AND OTHER INVESTMENTS. Equity investments in private companies for which we do not have the ability to exercise significant influence are accounted for at cost, with adjustments for observable changes in prices or impairments, and are classified as “Other assets” on our consolidated balance sheets with adjustments recognized in “Other (expense) income, net” on our consolidated statements of income. Each reporting period, we perform a qualitative assessment to evaluate whether the investment is impaired. Our assessment includes a review of available recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. If the investment is impaired, we write it down to its estimated fair value.

Equity investments that have readily determinable fair values, including investments for which we have elected the fair value option, are included in “Other assets” on our consolidated balance sheets and measured at fair value with changes recognized in “Other (expense) income, net” on our consolidated statements of income.

During the second quarter of 2024, we purchased $100 million of debt securities with effective maturities ranging from less than one year to approximately three years. These investments have been recognized in “Cash and cash equivalents” and “Other assets” on our consolidated balance sheets.

As of November 30, 2023, these investments are not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an accelerated share repurchase (“ASR”) agreement with a bank during the second quarter of 2024 to repurchase an aggregate of $500 million of our common stock.

During the second quarter of 2024, 2.0 million shares were repurchased under the ASR agreement at an average price of $256.24 per share for a total of $500 million. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

During the six months ended November 30, 2023, we repurchased 3.9 million shares of FedEx common stock under ASR agreements at an average price of $256.33 per share for a total of $1.0 billion. During the six months ended November 30, 2022, we repurchased 7.9 million shares of FedEx common stock under an ASR agreement at an average price of $151.46 per share for a total of $1.2 billion. As of November 30, 2023, approximately $1.6 billion remained available to use for repurchases under the program.

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

DIVIDENDS DECLARED PER COMMON SHARE. On November 17, 2023, our Board of Directors declared a quarterly dividend of $1.26 per share of common stock. The dividend will be paid on January 2, 2024 to stockholders of record as of the close of business on December 11, 2023. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $113 million for the three-month period ended November 30, 2023 and $216 million for the six-month period ended November 30, 2023. Credit losses were $180 million for the three-month period ended November 30, 2022 and $425 million for the six-month period ended November 30, 2022. Our allowance for credit losses was $426 million at November 30, 2023 and $472 million at May 31, 2023.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Foreign currency translation loss:
Balance at beginning of period	$(1,390)	$(1,357)	$(1,362)	$(1,148)
Translation adjustments	28	(70)	—	(279)
Balance at end of period	(1,362)	(1,427)	(1,362)	(1,427)
Retirement plans adjustments:
Balance at beginning of period	34	43	35	45
Prior service credit arising during period	36	—	36	—
Reclassifications from AOCI	(2)	(1)	(3)	(3)
Balance at end of period	68	42	68	42
Accumulated other comprehensive (loss) at end of period	$(1,294)	$(1,385)	$(1,294)	$(1,385)

The following table presents details of the reclassifications from AOCI for the periods ended November 30 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Amortization of retirement plans prior service credits, before tax	$2	$2	$3	$4	Other retirement plans, net
Income tax expense (benefit)	—	(1)	—	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$1	$3	$3	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at November 30, 2023. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

We have a $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement” and together with the Five-Year Credit Agreement, the “Credit Agreements”). The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Three-Year Credit Agreement expires in March 2025. The Credit Agreements are available to finance our operations and other cash flow needs. As of November 30, 2023, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and $250 million of the letter of credit sublimit was unused under the Five-Year Credit Agreement. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 2.0 to 1.0 at November 30, 2023.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.8 billion at November 30, 2023 and $19.8 billion at May 31, 2023, compared with estimated fair values of $17.6 billion at November 30, 2023 and $17.5 billion at May 31, 2023. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2023. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Basic earnings per common share:
Net earnings allocable to common shares(1)	$898	$786	$1,975	$1,660
Weighted-average common shares	250	255	251	257
Basic earnings per common share	$3.59	$3.08	$7.88	$6.46
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$898	$786	$1,975	$1,660
Weighted-average common shares	250	255	251	257
Dilutive effect of share-based awards	3	1	3	2
Weighted-average diluted shares	253	256	254	259
Diluted earnings per common share	$3.55	$3.07	$7.79	$6.41
Anti-dilutive options excluded from diluted earnings per common share	6.3	9.5	6.3	7.6

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Defined benefit pension plans, net	$91	$58	$182	$117
Defined contribution plans	242	228	482	472
Postretirement healthcare plans	21	23	44	46
	$354	$309	$708	$635

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Service cost	$136	$163	$10	$10	$7	$9
Other retirement plans expense (income):
Interest cost	340	305	12	8	14	14
Expected return on plan assets	(399)	(422)	(7)	(4)	—	—
Amortization of prior service credit and other	(1)	(2)	—	—	—	—
	(60)	(119)	5	4	14	14
	$76	$44	$15	$14	$21	$23

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2023	2022	2023	2022	2023	2022
Service cost	$272	$326	$20	$21	$14	$18
Other retirement plans expense (income):
Interest cost	681	609	22	17	30	28
Expected return on plan assets	(799)	(844)	(11)	(8)	—	—
Amortization of prior service credit and other	(3)	(4)	—	—	—	—
	(121)	(239)	11	9	30	28
	$151	$87	$31	$30	$44	$46

For 2024, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $400 million to our U.S. Pension Plan during the first half of 2024 and anticipate making $400 million of additional voluntary contributions during the remainder of 2024.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025 when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Revenue:
FedEx Express segment	$10,254	$10,864	$20,339	$21,991
FedEx Ground segment	8,639	8,393	17,059	16,553
FedEx Freight segment	2,360	2,454	4,651	5,177
FedEx Services segment	65	68	137	138
Other and eliminations	847	1,035	1,660	2,197
	$22,165	$22,814	$43,846	$46,056
Operating income (loss):
FedEx Express segment	$137	$341	$342	$515
FedEx Ground segment	900	598	2,003	1,292
FedEx Freight segment	487	440	968	1,091
Corporate, other, and eliminations	(248)	(203)	(552)	(531)
	$1,276	$1,176	$2,761	$2,367

(8) Commitments

As of November 30, 2023, our purchase commitments under various contracts for the remainder of 2024 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2024 (remainder)	$485	$333	$818
2025	1,626	659	2,285
2026	591	498	1,089
2027	290	226	516
2028	264	138	402
Thereafter	1,646	85	1,731
Total	$4,902	$1,939	$6,841

(1)
Primarily information technology and advertising.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of November 30, 2023, we had $576 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2023 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2024 (remainder)	9	5	5	—	19
2025	12	8	10	2	32
2026	14	1	2	—	17
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	35	14	17	2	68

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of November 30, 2023 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2024 (remainder)	$64	$1,364	$1,428	$278	$1,706
2025	118	2,912	3,030	38	3,068
2026	115	2,607	2,722	30	2,752
2027	114	2,306	2,420	22	2,442
2028	114	1,983	2,097	21	2,118
Thereafter	243	8,867	9,110	649	9,759
Total lease payments	768	20,039	20,807	1,038	21,845
Less imputed interest	(96)	(3,056)	(3,152)	(332)	(3,484)
Present value of lease liability	$672	$16,983	$17,655	$706	$18,361

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of November 30, 2023, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.7 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2024 to 2027.

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

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, in October 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of approximately $1.0 million for emotional distress and punitive damages of $365 million for the retaliation claims. The court entered final judgment in the amount of approximately $366 million. FedEx Services has appealed the verdict to the U.S. Court of Appeals for the Fifth Circuit. FedEx Services argued on appeal that FedEx Services is entitled to judgment as a matter of law on the retaliation claims, plaintiff’s claims were not timely filed, punitive damages are not available as a matter of law and, if allowed, must be reduced to no greater than a single-digit multiple of the award for compensatory damages based on the United States Supreme Court’s ruling in State Farm v. Campbell, and the compensatory damages award must be reduced to conform with the evidence and the Fifth Circuit’s maximum recovery rule. FedEx Services argued in the alternative that a new trial should be granted.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2023	2022
Cash payments for:
Interest (net of capitalized interest)	$357	$333
Income taxes	$843	$638
Income tax refunds received	(82)	(48)
Cash tax (refunds)/payments, net	$761	$590

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2023, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2023 and 2022, the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2023 and 2022, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 19, 2023

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

Trends Affecting Our Business

The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results – Business Optimization and Realignment Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. Our results for the second quarter and first half of 2024 were negatively affected by continued weak global economic conditions.

Inflation and Interest Rates

During the second quarter and first half of 2024, global inflation decelerated year over year but continues to be above historical levels. Additionally, global interest rates continued to rise in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2024.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. Lower fuel prices negatively affected yields through lower fuel surcharges and drove a decrease in fuel expense during the second quarter and first half of 2024 at all of our transportation segments.

Geopolitical Conflicts

Given the nature of our global operations, geopolitical conflicts may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts to have a direct material effect on our business or results of operations, the broader consequences are adversely affecting the global economy and may also have the effect of heightening other risks disclosed in our Annual Report.

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

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$22,165	$22,814	(3)		$43,846	$46,056	(5)
Operating income (loss):
FedEx Express segment	137	341	(60)		342	515	(34)
FedEx Ground segment	900	598	51		2,003	1,292	55
FedEx Freight segment	487	440	11		968	1,091	(11)
Corporate, other, and eliminations	(248)	(203)	(22)		(552)	(531)	(4)
Consolidated operating income	1,276	1,176	9		2,761	2,367	17
Operating margin:
FedEx Express segment	1.3%	3.1%	(180)	bp	1.7%	2.3%	(60)	bp
FedEx Ground segment	10.4%	7.1%	330	bp	11.7%	7.8%	390	bp
FedEx Freight segment	20.6%	17.9%	270	bp	20.8%	21.1%	(30)	bp
Consolidated operating margin	5.8%	5.2%	60	bp	6.3%	5.1%	120	bp
Consolidated net income	$900	$788	14		$1,978	$1,663	19
Diluted earnings per share	$3.55	$3.07	16		$7.79	$6.41	22

	Year-over-Year Changes
	Revenue		Operating Results
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
FedEx Express segment	$(610)	$(1,652)	$(204)	$(173)
FedEx Ground segment	246	506	302	711
FedEx Freight segment	(94)	(526)	47	(123)
FedEx Services segment	(3)	(1)	—	—
Corporate, other, and eliminations	(188)	(537)	(45)	(21)
	$(649)	$(2,210)	$100	$394

Overview

Operating income improved 9% in the second quarter and 17% in the first half of 2024 due to execution of our DRIVE program initiatives and our continued focus on revenue quality, partially offset by reduced demand, driven by challenging macroeconomic conditions, and lower fuel surcharges. Our DRIVE initiatives included increasing linehaul efficiencies and improving dock productivity at FedEx Ground, as well as optimizing the air network at FedEx Express through structural flight takedowns, improving hub sort efficiency, and international route optimization.

Operating income includes expenses of $145 million ($110 million, net of tax, or $0.44 per diluted share) in the second quarter and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the first half of 2024 associated with our business optimization strategy announced in 2023. We recognized $36 million ($27 million, net of tax, or $0.11 per diluted share) in the second quarter and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023 under this program. Operating income includes business realignment costs of $14 million ($11 million, net of tax, or $0.04 per diluted share) in the first half of 2023 associated with our workforce reduction plan in Europe previously announced in 2021. No business realignment costs were incurred in the second quarter of 2023. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an accelerated share repurchase (“ASR”) agreement with a bank during the second quarter of 2024 to repurchase an aggregate of $500 million of our common stock. During the six months ended November 30, 2023, we repurchased 3.9 million shares of FedEx common stock under ASR agreements at an average price of $256.33 per share for a total of $1.0 billion. Share repurchases had a benefit of $0.05 per diluted share for the second quarter and $0.07 per diluted share for the first half of 2024. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information on our repurchase program.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume
3,200
3,000
2,800
2,600
2,400
2,783
2,850
2,678
2,650
2,685
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024

FedEx Express
International[1]
Average Daily Package Volume
3,000
2,500
2,000
1,500
1,000
500
1,950
1,805
1,764
1,742
1,907
1,021
981
980
991
1,046
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
International domestic
International export

FedEx Ground
Average Daily Package Volume[2]
5,400
4,400
3,400
2,400
1,400
400
4,523
4,359
4,329
4,479
4,609
4,084
4,226
3,743
3,846
4,076
828
843
726
736
874
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume[2]
17,000
16,500
16,000
15,500
15,000
14,500
14,000
13,500
13,000
15,189
15,064
14,220
14,444
15,197
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024

FedEx Express
Average Daily Freight Pounds[3]
22,000
19,000
16,000
13,000
10,000
7,000
4,000
18,373
16,777
15,768
14,758
15,520
7,503
6,681
5,465
5,319
5,681
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
International
U.S.

FedEx Freight
Average Daily Shipments
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
73.3
65.4
65.5
66.1
68.5
31.0
27.7
27.4
28.5
30.5
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
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
$22.61
$22.57
$22.65
$22.41
$22.55
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$54.93
$53.67
$54.12
$51.95
$52.76
$8.43
$8.96
$8.99
$9.05
$9.03
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
$1.66
$1.74
$1.71
$1.69
$1.63
$1.07
$1.05
$1.07
$1.05
$1.04
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$11.55
$11.80
$11.97
$11.80
$11.69
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024

FedEx Freight
Revenue per Shipment
$460.00
$440.00
$420.00
$400.00
$380.00
$360.00
$340.00
$320.00
$415.35
$418.65
$411.62
$407.99
$415.82
$361.57
$366.17
$357.44
$353.01
$365.55
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 3% in the second quarter and 5% in the first half of 2024 primarily due to lower fuel surcharges at all of our transportation segments and volume declines at FedEx Express and FedEx Freight, partially offset by base yield improvement at FedEx Ground and FedEx Freight.

FedEx Express revenue decreased 6% in the second quarter and 8% in the first half of 2024 primarily due to lower volume, lower fuel surcharges, reduced demand surcharges, and unfavorable international service mix. Revenue at Corporate, other, and eliminations decreased during the second quarter and first half of 2024 primarily due to lower yields at FedEx Logistics, Inc. (“FedEx Logistics”). FedEx Freight revenue decreased 4% in the second quarter and 10% in the first half of 2024 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement. FedEx Ground revenue increased 3% during the second quarter and first half of 2024 primarily due to base yield improvement and higher volumes, partially offset by lower fuel surcharges.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2023	2022	Change	2023	2022	Change
Operating expenses:
Salaries and employee benefits	$7,833	$7,792	1	$15,618	$15,651	—
Purchased transportation	5,395	5,665	(5)	10,431	11,432	(9)
Rentals and landing fees	1,138	1,195	(5)	2,289	2,354	(3)
Depreciation and amortization	1,040	1,046	(1)	2,111	2,070	2
Fuel	1,328	1,593	(17)	2,429	3,415	(29)
Maintenance and repairs	854	882	(3)	1,678	1,786	(6)
Business optimization and realignment costs	145	36	303	250	74	238
Other	3,156	3,429	(8)	6,279	6,907	(9)
Total operating expenses	20,889	21,638	(3)	41,085	43,689	(6)
Operating income	$1,276	$1,176	9	$2,761	$2,367	$17

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	35.3%	34.1%	35.6%	34.0%
Purchased transportation	24.3	24.8	23.8	24.8
Rentals and landing fees	5.1	5.2	5.2	5.1
Depreciation and amortization	4.7	4.6	4.8	4.5
Fuel	6.0	7.0	5.6	7.4
Maintenance and repairs	3.9	3.9	3.8	3.9
Business optimization and realignment costs	0.7	0.2	0.6	0.2
Other	14.2	15.0	14.3	15.0
Total operating expenses	94.2	94.8	93.7	94.9
Operating margin	5.8%	5.2%	6.3%	5.1%

Operating income increased 9% in the second quarter and 17% in the first half of 2024 primarily due to our DRIVE program initiatives and base yield improvements at FedEx Ground and FedEx Freight, partially offset by lower volumes at FedEx Freight and FedEx Express, driven primarily by challenging macroeconomic conditions, and lower fuel surcharges.

Purchased transportation decreased 5% in the second quarter and 9% in the first half of 2024 primarily due to lower volumes and fuel prices, and a shift from third-party over-the-road transportation to rail usage. Fuel expense decreased 17% in the second quarter and 29% in the first half of 2024 primarily due to lower fuel prices and usage. Other operating expenses decreased 8% in the second quarter and 9% in the first half of 2024 primarily due to lower bad debt expense and outside service contracts expense. Maintenance and repairs decreased 3% in the second quarter and 6% in the first half of 2024 primarily due to lower aircraft maintenance resulting from an increase in temporarily parked aircraft.

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

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. FedEx Freight, Inc. will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have announced the implementation of Network 2.0 in more than 20 markets, including the phased transition of all FedEx Ground operations and personnel in Canada to FedEx Express beginning in April 2024. Under Network 2.0, FedEx will continue to utilize both employee couriers and contracted service providers.

We incurred costs associated with our business optimization activities of $145 million ($110 million, net of tax, or $0.44 per diluted share) in the second quarter and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the first half of 2024. These costs were primarily related to professional services and severance. We recognized $36 million ($27 million, net of tax, or $0.11 per diluted share) in the second quarter, including idling our operations in Russia, and $60 million ($46 million, net of tax, or $0.18 per diluted share) in the first half of 2023 under this program. These costs were primarily related to consulting services. Business optimization costs are included in Corporate, other, and eliminations, FedEx Ground, and FedEx Express. The identification of these costs as business optimization-related expenditures is subject to our disclosure controls and procedures. We expect the pre-tax cost of our business optimization activities to be approximately $550 million in 2024 and approximately $2.0 billion through 2025. The timing and amount of our business optimization expenses may change as we revise and implement our plans.

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

Income Taxes

Our effective tax rate was 25.1% for the second quarter and 24.6% for the first half of 2024, compared to 25.6% for the second quarter and 24.9% for the first half of 2023. The 2024 tax rates were favorably affected by an increase in consolidated earnings, primarily in the U.S.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $226 million through the second quarter of 2024 attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

In the remainder of 2024, we expect revenue will continue to be pressured by volatile macroeconomic conditions negatively affecting customer demand for our services across our transportation companies. At FedEx Express, we expect a continued shift in service mix to negatively affect revenue and operating income in 2024.

Operating income is expected to improve in the remainder of the year as a result of our DRIVE program initiatives focused on aligning our cost base with demand, reducing our permanent cost structure, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy to mitigate yield pressures through surcharge management and optimizing our customer and service mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by the effect of macroeconomic pressures on revenue, as well as expense headwinds related to higher global inflation and variable incentive compensation.

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

The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, and the effect these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2024 inherently less certain. See “Item 1A. Risk Factors” for more information.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to ultimately bring FedEx Express, FedEx Ground, FedEx Services, and other FedEx operating companies into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground network under the respected FedEx brand. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025, when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

Operating results in Corporate, other, and eliminations declined in the second quarter and first half of 2024. The decline in operating results in the second quarter of 2024 was primarily due to increased business optimization expenses at FedEx Corporate and a decline in operating results at FedEx Logistics, primarily driven by decreased revenue partially offset by lower operating expenses. The lower operating expenses at FedEx Logistics were primarily due to lower purchased transportation, salaries and employee benefits, and outside service contracts expense. The decrease in operating results in the first half of 2024 was primarily due to increased business optimization expenses at FedEx Corporate, partially offset by improved operating results at FedEx Logistics and FedEx Office. The improved operating results at FedEx Logistics were primarily due to lower purchased transportation, bad debt, outside service contracts, and salaries and employee benefits expense, which more than offset decreased revenue. The improved operating results at FedEx Office were primarily due to lower salaries and employee benefits expense, which more than offset decreased revenue.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter and first half of 2024 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express is working with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue:
Package:
U.S. overnight box	$2,158	$2,237	(4)		$4,346	4,553	(5)
U.S. overnight envelope	447	474	(6)		932	999	(7)
U.S. deferred	1,208	1,253	(4)		2,395	2,540	(6)
Total U.S. domestic package revenue	3,813	3,964	(4)		7,673	8,092	(5)
International priority	2,390	2,823	(15)		4,717	5,720	(18)
International economy	1,088	711	53		2,109	1,418	49
Total international export package revenue	3,478	3,534	(2)		6,826	7,138	(4)
International domestic(1)	1,086	1,036	5		2,110	2,010	5
Total package revenue	8,377	8,534	(2)		16,609	17,240	(4)
Freight:
U.S.	584	784	(26)		1,166	1,580	(26)
International priority	569	811	(30)		1,122	1,699	(34)
International economy	422	388	9		847	765	11
International airfreight	29	39	(26)		61	80	(24)
Total freight revenue	1,604	2,022	(21)		3,196	4,124	(23)
Other	273	308	(11)		534	627	(15)
Total revenue	10,254	10,864	(6)		20,339	21,991	(8)
Operating expenses:
Salaries and employee benefits	3,964	3,938	1		7,947	7,988	(1)
Purchased transportation	1,458	1,432	2		2,832	2,910	(3)
Rentals and landing fees	515	586	(12)		1,051	1,163	(10)
Depreciation and amortization	542	520	4		1,080	1,033	5
Fuel	1,155	1,372	(16)		2,109	2,956	(29)
Maintenance and repairs	494	534	(7)		990	1,096	(10)
Business optimization and realignment costs	41	11	273		51	25	104
Intercompany charges	469	477	(2)		961	961	0
Other	1,479	1,653	(11)		2,976	3,344	(11)
Total operating expenses	10,117	10,523	(4)		19,997	21,476	(7)
Operating income	$137	$341	(60)		$342	$515	(34)
Operating margin	1.3%	3.1%	(180)	bp	1.7%	2.3%	(60)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	38.7%	36.3%	39.1%	36.3%
Purchased transportation	14.2	13.2	13.9	13.2
Rentals and landing fees	5.0	5.4	5.2	5.3
Depreciation and amortization	5.3	4.8	5.3	4.7
Fuel	11.3	12.6	10.4	13.5
Maintenance and repairs	4.8	4.9	4.9	5.0
Business optimization and realignment costs	0.4	0.1	0.2	0.1
Intercompany charges	4.6	4.4	4.7	4.4
Other	14.4	15.2	14.6	15.2
Total operating expenses	98.7	96.9	98.3	97.7
Operating margin	1.3%	3.1%	1.7%	2.3%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2023	2022	Change	2023	2022	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,245	1,283	(3)	1,236	1,284	(4)
U.S. overnight envelope	431	458	(6)	442	471	(6)
U.S. deferred	1,009	1,042	(3)	989	1,057	(6)
Total U.S. domestic ADV	2,685	2,783	(4)	2,667	2,812	(5)
International priority	673	736	(9)	666	718	(7)
International economy	373	285	31	353	272	30
Total international export ADV	1,046	1,021	2	1,019	990	3
International domestic(1)	1,907	1,950	(2)	1,823	1,826	—
Total ADV	5,638	5,754	(2)	5,509	5,628	(2)
Revenue per package (yield):
U.S. overnight box	$27.50	$27.69	(1)	$27.47	$27.71	(1)
U.S. overnight envelope	16.48	16.44	—	16.49	16.55	—
U.S. deferred	19.02	19.06	—	18.92	18.77	1
U.S. domestic composite	22.55	22.61	—	22.48	22.48	—
International priority	56.36	60.87	(7)	55.37	62.28	(11)
International economy	46.27	39.58	17	46.69	40.66	15
International export composite	52.76	54.93	(4)	52.36	56.33	(7)
International domestic(1)	9.03	8.43	7	9.04	8.60	5
Composite package yield	$23.58	$23.54	—	$23.56	$23.93	(2)
Freight Statistics
Average daily freight pounds:
U.S.	5,681	7,503	(24)	5,497	7,406	(26)
International priority	4,472	5,757	(22)	4,431	5,902	(25)
International economy	10,350	11,668	(11)	10,001	10,928	(8)
International airfreight	698	948	(26)	701	952	(26)
Total average daily freight pounds	21,201	25,876	(18)	20,630	25,188	(18)
Revenue per pound (yield):
U.S.	$1.63	$1.66	(2)	$1.66	$1.67	(1)
International priority	2.02	2.24	(10)	1.98	2.25	(12)
International economy	0.65	0.53	23	0.66	0.55	20
International airfreight	0.65	0.65	—	0.68	0.66	3
Composite freight yield	$1.20	$1.24	(3)	$1.21	$1.28	(5)
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 6% in the second quarter and 8% in the first half of 2024 primarily due to volume declines, lower fuel surcharges, reduced demand surcharges, and a decline in international package and freight base yields, partially offset by favorable exchange rates.

Global average daily freight pounds decreased 18% in the second quarter and the first half of 2024 primarily as a result of weak macroeconomic conditions as well as lower volume from the U.S. Postal Service. U.S. domestic average daily package volumes declined 4% in the second quarter and 5% in the first half of 2024 as macroeconomic factors led to reduced demand for our services. These declines were partially offset by an increase in international export package volume of 2% in the second quarter and 3% in the first half of 2024.

Lower fuel surcharges had a significant negative effect on yield across all package and freight services during the second quarter and first half of 2024. In addition, international export composite package yield decreased 4% in the second quarter and 7% in the first half of 2024 driven by reduced demand surcharges, a larger mix of e-commerce volume, and an increase in lower-yielding deferred volume related to the full reopening of the international economy service. Composite freight yield decreased 3% in the second quarter and 5% in the first half of 2024 due to reduced demand surcharges and an increased mix of deferred freight, also driven by the reopening of international economy service. Favorable currency exchange rates positively affected all international package and freight yields.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 60% in the second quarter and 34% in the first half of 2024 due to reduced revenue, partially offset by operating expense improvements resulting from lower volumes, as well as DRIVE initiatives which drove a reduction in our permanent cost structure. These initiatives include optimizing the air network and improving hub sort efficiency and international pickup-and-delivery route optimization.

Fuel expense decreased 16% in the second quarter and 29% in the first half of 2024 due to decreases in fuel prices and total fuel gallons. Other operating expense decreased 11% in the second quarter and the first half of 2024 primarily due to lower bad debt expense and lower outside service contracts expense resulting from a decrease in temporary labor usage, partially offset by unfavorable currency exchange rates. Rentals and landing fees decreased 12% in the second quarter and 10% in the first half of 2024 primarily due to fewer aircraft leases. Maintenance and repairs decreased 7% in the second quarter and 10% in the first half of 2024 primarily due to lower aircraft maintenance resulting from an increase in aircraft temporarily parked. Purchased transportation increased 2% in the second quarter primarily due to unfavorable currency exchange rates. Purchased transportation decreased 3% in the first half of 2024 primarily due to lower volume, partially offset by unfavorable currency exchange rates. Salaries and employee benefits expense increased 1% in the second quarter primarily due to higher wage rates, increased variable incentive compensation, and unfavorable currency exchange rates, partially offset by decreased staffing to align with lower volume.

FedEx Express segment results include business optimization costs of $41 million in the second quarter and $51 million in the first half of 2024 associated with our plan to drive efficiency and lower our overhead and support costs. Additionally, FedEx Express segment results include business optimization costs of $11 million in the second quarter and first half of 2023, which includes costs associated with idling our business in Russia.

We incurred costs associated with our business realignment activities of $14 million in the first half of 2023 associated with our workforce reduction plan in Europe. No business realignment costs were incurred in the second quarter of 2023.

During the first quarter of 2024, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Express Master Executive Council in June 2023. Bargaining for a successor agreement continues. The conduct of mediated negotiations has no effect on our operations. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$8,639	$8,393	3		$17,059	$16,553	3
Operating expenses:
Salaries and employee benefits	1,739	1,727	1		3,406	3,364	1
Purchased transportation	3,682	3,828	(4)		7,109	7,541	(6)
Rentals	433	414	5		856	804	6
Depreciation and amortization	279	249	12		552	495	12
Fuel	9	10	(10)		16	19	(16)
Maintenance and repairs	173	162	7		332	317	5
Business optimization and realignment costs	36	—	NM		53	—	NM
Intercompany charges	489	493	(1)		997	983	1
Other	899	912	(1)		1,735	1,738	—
Total operating expenses	7,739	7,795	(1)		15,056	15,261	(1)
Operating income	$900	$598	51		$2,003	$1,292	55
Operating margin	10.4%	7.1%	330	bp	11.7%	7.8%	390	bp
Average daily package volume (ADV)(1):
Ground commercial	4,609	4,523	2		4,543	4,445	2
Home delivery	4,076	4,084	—		3,960	3,997	(1)
Economy	874	828	6		804	778	3
Total ADV	9,559	9,435	1		9,307	9,220	1
Revenue per package (yield)	$11.69	$11.55	1		$11.74	$11.52	2
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	20.2%	20.6%	20.0%	20.3%
Purchased transportation	42.6	45.6	41.7	45.6
Rentals	5.0	4.9	5.0	4.9
Depreciation and amortization	3.2	3.0	3.2	3.0
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	2.0	1.9	2.0	1.9
Business optimization and realignment costs	0.4	—	0.3	—
Intercompany charges	5.7	5.9	5.8	5.9
Other	10.4	10.9	10.2	10.5
Total operating expenses	89.6	92.9	88.3	92.2
Operating margin	10.4%	7.1%	11.7%	7.8%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 3% in the second quarter and the first half of 2024 primarily due to yield improvement and higher volumes. FedEx Ground yield increased 1% in the second quarter and 2% in the first half of 2024 primarily due to base yield improvement, partially offset by lower fuel surcharges. Total average daily volume increased 1% in the second quarter and the first half of 2024 primarily due to increased demand for our commercial services related to changing market conditions.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 51% in the second quarter and 55% in the first half of 2024 primarily due to yield improvement, lower purchased transportation expense, and higher volumes. We lowered our costs in the second quarter and first half of 2024 through DRIVE initiatives focused on increasing linehaul efficiencies and improving dock productivity. In addition, we also continued to realize benefits from consolidated sort operations and reduced Sunday deliveries during the first half of 2024.

Purchased transportation expense decreased 4% in the second quarter and 6% in the first half of 2024 primarily due to lower fuel prices and a shift to increased third-party rail usage, partially offset by higher volume. Depreciation and rentals expense increased 12% and 5%, respectively, in the second quarter and 12% and 6%, respectively, in the first half of 2024 primarily due to the completion of previously committed multi-year expansion projects. Salaries and employee benefits expense increased 1% in the second quarter and the first half of 2024 primarily due to higher wage rates, increased variable incentive compensation, and increased staffing to align with volume levels, partially offset by an increase in productivity.

FedEx Ground segment results include business optimization costs of $36 million in the second quarter and $53 million in the first half of 2024 associated with our plan to drive efficiency and lower our overhead and support costs.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2023	2022	Change		2023	2022	Change
Revenue	$2,360	$2,454	(4)		$4,651	$5,177	(10)
Operating expenses:
Salaries and employee benefits	1,007	1,039	(3)		1,980	2,098	(6)
Purchased transportation	163	187	(13)		312	408	(24)
Rentals	68	66	3		136	131	4
Depreciation and amortization	81	103	(21)		188	209	(10)
Fuel	165	211	(22)		303	439	(31)
Maintenance and repairs	93	88	6		168	168	—
Intercompany charges	130	130	—		265	262	1
Other	166	190	(13)		331	371	(11)
Total operating expenses	1,873	2,014	(7)		3,683	4,086	(10)
Operating income	$487	$440	11		$968	$1,091	(11)
Operating margin	20.6%	17.9%	270	bp	20.8%	21.1%	(30)	bp
Average daily shipments (in thousands):
Priority	68.5	73.3	(7)		67.3	74.8	(10)
Economy	30.5	31.0	(2)		29.5	31.6	(7)
Total average daily shipments	99.0	104.3	(5)		96.8	106.4	(9)
Weight per shipment (lbs):
Priority	975	1,029	(5)		982	1,042	(6)
Economy	880	940	(6)		878	939	(6)
Composite weight per shipment	946	1,002	(6)		950	1,011	(6)
Revenue per shipment:
Priority	$365.55	$361.57	1		$359.24	$365.76	(2)
Economy	415.82	415.35	—		411.95	419.64	(2)
Composite revenue per shipment	$381.05	$377.53	1		$375.30	$381.74	(2)
Revenue per hundredweight:
Priority	$37.48	$35.14	7		$36.58	$35.10	4
Economy	47.26	44.21	7		46.93	44.70	5
Composite revenue per hundredweight	$40.29	$37.66	7		$39.49	$37.74	5

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2023	2022	2023	2022
Operating expenses:
Salaries and employee benefits	42.7%	42.3%	42.6%	40.5%
Purchased transportation	6.9	7.6	6.7	7.9
Rentals	2.9	2.7	2.9	2.5
Depreciation and amortization	3.4	4.2	4.1	4.0
Fuel	7.0	8.6	6.5	8.5
Maintenance and repairs	4.0	3.6	3.6	3.2
Intercompany charges	5.5	5.3	5.7	5.1
Other	7.0	7.8	7.1	7.2
Total operating expenses	79.4	82.1	79.2	78.9
Operating margin	20.6%	17.9%	20.8%	21.1%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 4% in the second quarter and 10% in the first half of 2024 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement.

Average daily shipments decreased 5% in the second quarter and 9% in the first half of 2024 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment increased 1% in the second quarter primarily due to base yield improvement resulting from our continued focus on revenue quality, partially offset by lower fuel surcharges. Revenue per shipment decreased 2% in the first half of 2024 primarily due to lower fuel surcharges, partially offset by base yield improvement.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income increased 11% in the second quarter and decreased 11% in the first half of 2024. The second quarter increase was driven primarily by base yield improvement, partially offset by lower fuel surcharges and shipments. The first half decrease was driven primarily by lower fuel surcharges and shipments, partially offset by base yield improvement.

Fuel expense decreased 22% in the second quarter and 31% in the first half of 2024 due to lower fuel prices and decreased shipments. Salaries and benefits decreased 3% in the second quarter and 6% in the first half of 2024 primarily due to lower staffing to align with decreased shipments and an increase in productivity, partially offset by higher wage rates and variable incentive compensation. Purchased transportation expense decreased 13% in the second quarter and 24% in the first half of 2024 primarily due to decreased shipments and lower fuel prices. Other operating expense decreased 13% in the second quarter and 11% in the first half of 2024 primarily due to lower self-insurance accruals in the second quarter, and lower self-insurance accruals, bad debt expense, and outside service contracts expense in the first half of 2024. Depreciation expense decreased 21% in the second quarter and 10% in the first half of 2024 primarily due to a gain on the sale of certain of our facilities during the first half of 2024.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.7 billion at November 30, 2023, compared to $6.9 billion at May 31, 2023. The following table provides a summary of our cash flows for the six-month periods ended November 30 (in millions):

	2023	2022
Operating activities:
Net income	$1,978	$1,663
Business optimization and realignment costs, net of payments	(28)	(40)
Other noncash charges and credits	3,850	4,192
Changes in assets and liabilities	(1,796)	(2,690)
Cash provided by operating activities	4,004	3,125
Investing activities:
Capital expenditures	(2,595)	(3,142)
Purchase of investments	(75)	(78)
Proceeds from asset dispositions and other	62	20
Cash used in investing activities	(2,608)	(3,200)
Financing activities:
Principal payments on debt	(94)	(32)
Proceeds from stock issuances	211	89
Dividends paid	(635)	(598)
Purchase of treasury stock	(1,000)	(1,500)
Other, net	—	1
Cash used in financing activities	(1,518)	(2,040)
Effect of exchange rate changes on cash	(5)	(136)
Net decrease in cash and cash equivalents	$(127)	$(2,251)
Cash and cash equivalents at the end of period	$6,729	$4,646

Cash flows from operating activities increased $879 million in the first half of 2024 primarily due to working capital changes, driven by an increase in accounts payable, accrued incentive compensation, and other liabilities, partially offset by a decrease in accounts receivable from the first half of 2023. Capital expenditures decreased during the first half of 2024 due to decreased spending on package handling equipment at FedEx Ground, information technology at FedEx Services and FedEx Express, facilities and other at FedEx Ground and FedEx Express, and vehicles and trailers at FedEx Freight. These decreases were partially offset by increased spending on aircraft and related equipment at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2024 and 2023.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an ASR transaction during the second quarter of 2024 with a bank to repurchase an aggregate of $500 million of our common stock. During the six months ended November 30, 2023, we repurchased 3.9 million shares of FedEx common stock under ASR agreements at an average price of $256.33 per share for a total of $1.0 billion. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information. As of November 30, 2023, $1.6 billion remained available for repurchases under the current stock repurchase program. Shares under the current repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program, and the program may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

					Percent Change
	Three Months Ended		Six Months Ended		Three Months	Six Months
	2023	2022	2023	2022	Ended	Ended

Aircraft and related equipment	$601	$671	$1,155	$874	(10)	32
Package handling and ground support equipment	209	505	427	941	(59)	(55)
Vehicles and trailers	129	132	296	349	(2)	(15)
Information technology	142	248	295	449	(43)	(34)
Facilities and other	224	302	422	529	(26)	(20)
Total capital expenditures	$1,305	$1,858	$2,595	$3,142	(30)	(17)

FedEx Express segment	$871	$994	$1,753	$1,524	(12)	15
FedEx Ground segment	286	572	478	1,013	(50)	(53)
FedEx Freight segment	50	90	141	240	(44)	(41)
FedEx Services segment	77	168	175	297	(54)	(41)
Other	21	34	48	68	(38)	(29)
Total capital expenditures	$1,305	$1,858	$2,595	$3,142	(30)	(17)

Capital expenditures decreased in the second quarter of 2024 primarily due to decreased spending on package handling equipment at FedEx Ground, information technology at FedEx Services and FedEx Express, facilities and other at FedEx Express and FedEx Ground, and aircraft and related equipment at FedEx Express. Capital expenditures decreased in the first half of 2024 primarily due to decreased spending on package handling equipment at FedEx Ground, information technology at FedEx Services and FedEx Express, facilities and other at FedEx Ground and FedEx Express, and vehicles and trailers at FedEx Freight. These decreases were partially offset by increased spending on aircraft and related equipment at FedEx Express.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of November 30, 2023 and May 31, 2023 (in millions):

	November 30, 2023	May 31, 2023
Current Assets	$10,856	$10,758
Intercompany Receivable	3,739	3,566
Total Assets	84,757	89,947
Current Liabilities	10,475	9,933
Intercompany Payable	—	—
Total Liabilities	54,365	59,837

The following table presents the summarized statement of income information for the six-month period ended November 30, 2023 (in millions):

Revenue	$32,867
Intercompany Charges, net	(1,881)
Operating Income	2,280
Intercompany Charges, net	101
Income Before Income Taxes	2,041
Net Income	$1,586

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of November 30, 2023 and May 31, 2023 (in millions):

	November 30, 2023	May 31, 2023
Current Assets	$4,052	$4,408
Intercompany Receivable	—	—
Total Assets	72,231	70,016
Current Liabilities	6,476	5,100
Intercompany Payable	10,570	11,011
Total Liabilities	50,224	48,246

The following table presents the summarized statement of income information for the six-month period ended November 30, 2023 (in millions):

Revenue	$11,103
Intercompany Charges, net	(1,132)
Operating Income	(361)
Intercompany Charges, net	14
Income Before Income Taxes	588
Net Income	$669

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, rising fuel prices, and geopolitical conflicts. We have $6.7 billion in cash at November 30, 2023 and $3.5 billion in available liquidity under our $1.5 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $2.0 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, and dividend payments.

The Three-Year Credit Agreement expires in March 2025. The Five-Year Credit Agreement expires in March 2026 and includes a $250 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs.

We executed an ASR agreement in September 2023 to repurchase an aggregate of $500 million of our common stock that was completed in October 2023. See Note 1 of the accompanying unaudited condensed consolidated financial statements for more information. We expect to repurchase an additional $1.0 billion of our common stock in 2024.

Our cash and cash equivalents balance at November 30, 2023 includes $3.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

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

During the first half of 2024, we made voluntary contributions totaling $400 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We anticipate making $400 million of additional voluntary contributions during the remainder of 2024. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

Standard & Poor’s has assigned us a senior unsecured debt credit rating of BBB, a Certificates rating of AA-, a commercial paper rating of A-2, and a ratings outlook of “stable.” Moody’s Investors Service has assigned us an unsecured debt credit rating of Baa2, a Certificates rating of Aa3, a commercial paper rating of P-2, and a ratings outlook of “stable.” Our interest expense may increase in the event of a reduction in our credit rating. If our unsecured debt or commercial paper ratings are reduced to below investment grade, our access to the capital markets may become limited.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of November 30, 2023, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

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
•
our ability to execute our DRIVE transformation program, including Network 2.0, and one FedEx consolidation plan in the expected time frame and at the expected cost and achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits while managing the potential risks associated with DRIVE and the one FedEx consolidation plan;
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
•
the effect of intense competition on our ability to maintain or increase our prices (including our fuel surcharges) or to maintain or grow our revenue and market share;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2023, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2024, the U.S. dollar fluctuations relative to the currencies of the foreign countries in which we operate did not have an effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2023 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2023, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Sep. 1-30, 2023	1,532,039	$256.24	1,532,039	$1,564
Oct. 1-31, 2023	419,231	256.24	419,231	1,564
Nov. 1-30, 2023	—	—	—	—
Total	1,951,270		1,951,270	1,564

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. As of December 19, 2023, $1.6 billion remains available to be used for repurchases under the program, which is the only such program that currently exists. The program does not have an expiration date and may be suspended or discontinued at any time.

As part of the repurchase program, we entered into an ASR transaction with a bank in September 2023 to repurchase $500 million of our common stock. During the second quarter of 2024, the ASR transaction was completed, and 2.0 million shares were delivered under the ASR agreement. The shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the second quarter of 2024.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transaction and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding our expected stock repurchases during the remainder of 2024.

Item 5. Other Information

During the quarter ended November 30, 2023, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

^10.1

Letter Agreement, dated as of September 20, 2023, amending the Boeing 767-3S2F Freighter Purchase Agreement dated as of December 14, 2011 between The Boeing Company and FedEx Express (the “Boeing 767-3S2 Freighter Purchase Agreement”).

^10.2

Letter Agreement, dated as of September 29, 2023, amending the Boeing 777 Freighter Purchase Agreement, dated as of November 7, 2006 between The Boeing Company and FedEx Express (the “Boeing 777 Freighter Purchase Agreement”).

^10.3	Letter Agreement, dated as of September 29, 2023, amending the Boeing 767-3S2F Freighter Purchase Agreement.

^10.4	Letter Agreement, dated as of November 2, 2023, amending the Boeing 777 Freighter Purchase Agreement.

^*10.5	Supplemental Agreement No. 37 (and related side letters), dated as of November 9, 2023, amending the Boeing 777 Freighter Purchase Agreement.

**10.6

Second Amendment to the FedEx Retirement Parity Pension Plan, effective September 30, 2023. (Filed as Exhibit 10.4 to FedEx’s FY24 First Quarter Report on Form 10-Q, and incorporated herein by reference).

**10.7

Form of Restricted Stock Unit Agreement for Non-Management Directors pursuant to the 2019 Omnibus Stock Incentive Plan (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated September 21, 2023 and filed with the SEC on September 22, 2023).

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

**Management contracts/compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: December 19, 2023	/s/ Guy M. Erwin II
Guy M. Erwin II
Staff Vice President, Corporate Controller
and Interim Principal Accounting Officer