Form 10-Q
period 2024-02-29
FEDEX CORP
filed 2024-03-21
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 19, 2024
Common Stock, par value $0.10 per share	246,080,750

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 29, 2024 (Unaudited)	May 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,644	$6,856
Receivables, less allowances of $775 and $800	9,904	10,188
Spare parts, supplies, and fuel, less allowances of $291 and $276	640	604
Prepaid expenses and other	1,236	962
Total current assets	17,424	18,610
PROPERTY AND EQUIPMENT, AT COST	84,145	80,624
Less accumulated depreciation and amortization	42,616	39,926
Net property and equipment	41,529	40,698
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,935	17,347
Goodwill	6,425	6,435
Other assets	3,801	4,053
Total other long-term assets	27,161	27,835
	$86,114	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 29, 2024 (Unaudited)	May 31, 2023
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$67	$126
Accrued salaries and employee benefits	2,541	2,475
Accounts payable	3,780	3,848
Operating lease liabilities	2,447	2,390
Accrued expenses	4,473	4,747
Total current liabilities	13,308	13,586
LONG-TERM DEBT, LESS CURRENT PORTION	20,122	20,453
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,378	4,489
Pension, postretirement healthcare, and other benefit obligations	2,527	3,130
Self-insurance accruals	3,836	3,339
Operating lease liabilities	14,878	15,363
Other liabilities	690	695
Total other long-term liabilities	26,309	27,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 29, 2024 and May 31, 2023	32	32
Additional paid-in capital	3,898	3,769
Retained earnings	37,174	35,259
Accumulated other comprehensive loss	(1,335)	(1,327)
Treasury stock, at cost	(13,394)	(11,645)
Total common stockholders’ investment	26,375	26,088
	$86,114	$87,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023

REVENUE	$21,738	$22,169	$65,584	$68,225
OPERATING EXPENSES:
Salaries and employee benefits	7,693	7,817	23,311	23,468
Purchased transportation	5,345	5,402	15,776	16,834
Rentals and landing fees	1,145	1,205	3,434	3,559
Depreciation and amortization	1,072	1,031	3,183	3,101
Fuel	1,140	1,350	3,569	4,765
Maintenance and repairs	804	789	2,482	2,575
Business optimization and realignment costs	114	123	364	197
Other	3,182	3,410	9,461	10,317
	20,495	21,127	61,580	64,816
OPERATING INCOME	1,243	1,042	4,004	3,409
OTHER (EXPENSE) INCOME:
Interest, net	(91)	(122)	(279)	(391)
Other retirement plans, net	40	102	120	304
Other, net	(9)	—	(37)	(87)
	(60)	(20)	(196)	(174)
INCOME BEFORE INCOME TAXES	1,183	1,022	3,808	3,235
PROVISION FOR INCOME TAXES	304	251	951	801
NET INCOME	$879	$771	$2,857	$2,434
EARNINGS PER COMMON SHARE:
Basic	$3.55	$3.07	$11.43	$9.52
Diluted	$3.51	$3.05	$11.31	$9.46
DIVIDENDS DECLARED PER COMMON SHARE	$1.26	$1.15	$3.78	$4.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
NET INCOME	$879	$771	$2,857	$2,434
OTHER COMPREHENSIVE (LOSS) INCOME:
Foreign currency translation adjustments, net of tax benefit (expense) of $2 and $3 in 2024 and $(5) and $22 in 2023	(39)	80	(39)	(199)
Prior service credit arising during period, net of tax (expense) of $0 and ($11) in 2024 and $0 and $0 in 2023	—	—	36	—
Amortization of prior service credit, net of tax benefit of $0 and $0 in 2024 and $0 and $1 in 2023	(2)	(3)	(5)	(6)
	(41)	77	(8)	(205)
COMPREHENSIVE INCOME	$838	$848	$2,849	$2,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 29, 2024	February 28, 2023
Operating Activities:
Net income	$2,857	$2,434
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,183	3,101
Provision for uncollectible accounts	323	536
Stock-based compensation	130	142
Other noncash items including leases and deferred income taxes	2,141	2,425
Business optimization and realignment costs, net of payments	(50)	20
Changes in assets and liabilities:
Receivables	(110)	373
Other assets	(119)	(110)
Accounts payable and other liabilities	(2,711)	(3,534)
Other, net	(30)	14
Cash provided by operating activities	5,614	5,401
Investing Activities:
Capital expenditures	(3,974)	(4,420)
Purchase of investments	(110)	(82)
Proceeds from sale of investments	24	—
Proceeds from asset dispositions and other	94	72
Cash used in investing activities	(3,966)	(4,430)
Financing Activities:
Principal payments on debt	(143)	(123)
Proceeds from stock issuances	265	114
Dividends paid	(949)	(888)
Purchase of treasury stock	(2,000)	(1,500)
Other, net	(7)	1
Cash used in financing activities	(2,834)	(2,396)
Effect of exchange rate changes on cash	(26)	(99)
Net decrease in cash and cash equivalents	(1,212)	(1,524)
Cash and cash equivalents at beginning of period	6,856	6,897
Cash and cash equivalents at end of period	$5,644	$5,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 29, 2024	February 28, 2023	February 29, 2024	February 28, 2023
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	3,849	3,487	3,769	3,712
Purchase of treasury stock	4	218	(30)	(82)
Employee incentive plans and other	45	30	159	105
Ending Balance	3,898	3,735	3,898	3,735
Retained Earnings
Beginning Balance	36,605	33,557	35,259	32,782
Net Income	879	771	2,857	2,434
Cash dividends declared ($1.26, $1.15, $3.78, and $4.60 per share)	(310)	(288)	(942)	(1,176)
Ending Balance	37,174	34,040	37,174	34,040
Accumulated Other Comprehensive Loss
Beginning Balance	(1,294)	(1,385)	(1,327)	(1,103)
Other comprehensive (loss) income, net of tax benefit (expense) of $2, ($5), ($8), and $23	(41)	77	(8)	(205)
Ending Balance	(1,335)	(1,308)	(1,335)	(1,308)
Treasury Stock
Beginning Balance	(12,426)	(11,576)	(11,645)	(10,484)
Purchase of treasury stock (4.1, 1.3, 8.0, and 9.2 million shares)	(1,011)	(218)	(1,985)	(1,418)
Employee incentive plans and other (0.3, 0.2, 1.8, and 1.0 million shares)	43	28	236	136
Ending Balance	(13,394)	(11,766)	(13,394)	(11,766)
Total Common Stockholders’ Investment Balance	$26,375	$24,733	$26,375	$24,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) General

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx Corporation (“FedEx”) have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2023 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 29, 2024, and the results of our operations for the three- and nine-month periods ended February 29, 2024 and February 28, 2023, cash flows for the nine-month periods ended February 29, 2024 and February 28, 2023, and changes in common stockholders’ investment for the three- and nine-month periods ended February 29, 2024 and February 28, 2023. Operating results for the three- and nine-month periods ended February 29, 2024 are not necessarily indicative of the results that may be expected for the year ending May 31, 2024.

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

Gross contract assets related to in-transit shipments totaled $663 million and $686 million at February 29, 2024 and May 31, 2023, respectively. Contract assets net of deferred unearned revenue were $455 million and $484 million at February 29, 2024 and May 31, 2023, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $23 million and $19 million at February 29, 2024 and May 31, 2023, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue

The following table provides revenue by service type (in millions) for the periods ended February 29, 2024 and February 28, 2023. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$2,145	$2,165	$6,491	$6,718
U.S. overnight envelope	450	478	1,382	1,477
U.S. deferred	1,317	1,346	3,712	3,886
Total U.S. domestic package revenue	3,912	3,989	11,585	12,081
International priority	2,318	2,566	7,035	8,286
International economy	1,014	698	3,123	2,116
Total international export package revenue	3,332	3,264	10,158	10,402
International domestic(1)	1,016	1,003	3,126	3,013
Total package revenue	8,260	8,256	24,869	25,496
Freight:
U.S.	648	719	1,814	2,299
International priority	520	687	1,642	2,387
International economy	389	358	1,236	1,123
International airfreight	31	47	92	126
Total freight revenue	1,588	1,811	4,784	5,935
Other	253	278	787	905
Total FedEx Express segment	10,101	10,345	30,440	32,336
FedEx Ground segment	8,703	8,658	25,762	25,211
FedEx Freight segment	2,125	2,186	6,776	7,363
FedEx Services segment	64	87	201	225
Other and eliminations(2)	745	893	2,405	3,090
	$21,738	$22,169	$65,584	$68,225
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Office and Print Services, Inc. (“FedEx Office”), FedEx Logistics, Inc. (“FedEx Logistics”), and FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express Corporation (“FedEx Express”), who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”), which is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended, began actively mediating the negotiations. In July 2023, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Express Master Executive Council the prior month. Bargaining for a successor agreement continues. In March 2024, ALPA requested that the NMB release it from mediation. The conduct of mediated negotiations has no effect on our operations. A small number of our other employees are members of unions.

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

Our stock-based compensation expense was $34 million for the three-month period ended February 29, 2024 and $130 million for the nine-month period ended February 29, 2024. Our stock-based compensation expense was $34 million for the three-month period ended February 28, 2023 and $142 million for the nine-month period ended February 28, 2023. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Express, FedEx Ground Package System, Inc. (“FedEx Ground”), and FedEx Corporate Services, Inc. (“FedEx Services”) into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight, Inc., a wholly owned subsidiary of FedEx Freight Corporation (“FedEx Freight”), will continue to provide less-than-truckload (“LTL”) freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0.

FedEx is making progress with Network 2.0, as the company has implemented Network 2.0 optimization in more than 50 locations in the U.S. In some markets, contracted service providers will handle the pickup and delivery of FedEx Ground and FedEx Express packages. In others, pickup and delivery will be handled exclusively by employee couriers.

We incurred costs associated with our business optimization activities of $114 million ($87 million, net of tax, or $0.35 per diluted share) in the three-month period ended February 29, 2024 and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine-month period ended February 29, 2024. These costs were primarily related to professional services and severance. We recognized $120 million ($92 million, net of tax, or $0.36 per diluted share) of costs under this program in the three-month period ended February 28, 2023 and $180 million ($138 million, net of tax, or $0.53 per diluted share) in the nine-month period ended February 28, 2023. These costs were primarily related to consulting services, severance and related costs associated with organizational changes announced in the third quarter of 2023, and idling our operations in Russia. Business optimization costs are included in Corporate, other, and eliminations, FedEx Ground, and FedEx Express.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed in 2023.

We incurred costs associated with our business realignment activities of $3 million ($2 million, net of tax, or $0.01 per diluted share) in the three-month period ended February 28, 2023 and $17 million ($13 million, net of tax, or $0.05 per diluted share) in the nine-month period ended February 28, 2023. These costs were related to certain employee severance arrangements. The pre-tax cost of our business realignment activities through 2023 was approximately $430 million.

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

If a derivative is designated as a cash flow hedge, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in other comprehensive income. For net investment hedges, the entire change in the fair value is recorded in other comprehensive income. Any portion of a change in the fair value of a derivative that is considered to be ineffective, along with the change in fair value of any derivatives not designated in a hedging relationship, is immediately recognized in the income statement. We do not have any derivatives designated as a cash flow hedge for any period presented. As of February 29, 2024, we had €153 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. As of February 29, 2024, the hedge remains effective.

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

Amounts due to our suppliers that participate in the SCF program are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of February 29, 2024 and May 31, 2023, suppliers have been approved to sell to them $64 million and $76 million, respectively, of our outstanding payment obligations.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of February 29, 2024, we continue to monitor our contracts and transactions for potential application of these ASUs.

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

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for annual periods beginning in calendar 2025 (fiscal 2026). We are assessing the effect of the new rules on our consolidated financial statements and related disclosures.

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

During the nine-month period ended February 29, 2024, we purchased $100 million of debt securities with effective maturities ranging from less than one year to approximately three years. We did not purchase any debt securities during the three-month period ended February 29, 2024. These investments have been recognized in “Cash and cash equivalents” and “Prepaid expenses and other” on our consolidated balance sheets.

As of February 29, 2024, these investments are not material to our financial position or results of operations.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the 2021 program, we completed an accelerated share repurchase (“ASR”) agreement with a bank during the third quarter of 2024 to repurchase an aggregate of $1 billion of our common stock.

During the three-month period ended February 29, 2024, 4.1 million shares were repurchased under the ASR agreement at an average price of $245.80 per share for a total of $1 billion. The final number of shares delivered upon settlement of the ASR agreement was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

During the nine-month period ended February 29, 2024, we repurchased 8.0 million shares of FedEx common stock under ASR agreements under the 2021 program at an average price of $250.95 per share for a total of $2.0 billion. During the nine-month period ended February 28, 2023, we repurchased 9.2 million shares of FedEx common stock under ASR agreements under the 2021 program at an average price of $163.39 per share for a total of $1.5 billion. As of February 29, 2024, $564 million remained available to use for repurchases under the 2021 stock repurchase authorization. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion.

Shares under the 2021 and 2024 repurchase programs may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the programs, and the programs may be suspended or discontinued at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On February 16, 2024, our Board of Directors declared a quarterly dividend of $1.26 per share of common stock. The dividend will be paid on April 1, 2024 to stockholders of record as of the close of business on March 11, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $106 million for the three-month period ended February 29, 2024 and $323 million for the nine-month period ended February 29, 2024. Credit losses were $111 million for the three-month period ended February 28, 2023 and $536 million for the nine-month period ended February 28, 2023. Our allowance for credit losses was $441 million at February 29, 2024 and $472 million at May 31, 2023.

(3) Accumulated Other Comprehensive Loss

The following table provides changes in accumulated other comprehensive income (“AOCI”), net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 29, 2024 and February 28, 2023 (in millions; amounts in parentheses indicate debits to AOCI):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Foreign currency translation loss:
Balance at beginning of period	$(1,362)	$(1,427)	$(1,362)	$(1,148)
Translation adjustments	(39)	80	(39)	(199)
Balance at end of period	(1,401)	(1,347)	(1,401)	(1,347)
Retirement plans adjustments:
Balance at beginning of period	68	42	35	45
Prior service credit arising during period	—	—	36	—
Reclassifications from AOCI	(2)	(3)	(5)	(6)
Balance at end of period	66	39	66	39
Accumulated other comprehensive (loss) at end of period	$(1,335)	$(1,308)	$(1,335)	$(1,308)

The following table presents details of the reclassifications from AOCI for the periods ended February 29, 2024 and February 28, 2023 (in millions; amounts in parentheses indicate debits to earnings):

	Amount Reclassified from AOCI				Affected Line Item in the Income Statement
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Amortization of retirement plans prior service credits, before tax	$2	$3	$5	$7	Other retirement plans, net
Income tax benefit	—	—	—	(1)	Provision for income taxes
AOCI reclassifications, net of tax	$2	$3	$5	$6	Net income

(4) Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at February 29, 2024. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

During the third quarter of 2024, we had in place a $2.0 billion five-year credit agreement (the “Old Five-Year Credit Agreement”) and a $1.5 billion three-year credit agreement (the “Old Three-Year Credit Agreement” and together with the Old Five-Year Credit Agreement, the “Old Credit Agreements”). The Old Five-Year Credit Agreement included a $250 million letter of credit sublimit. As of February 29, 2024, no amounts were outstanding under the Old Credit Agreements, no commercial paper was outstanding, and $250 million of the letter of credit sublimit was unused under the Old Five-Year Credit Agreement.

The Old Credit Agreements contained a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, and noncash asset impairment charges) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at February 29, 2024. We were in compliance with all other covenants in the Old Credit Agreements during the third quarter of fiscal 2024.

On March 15, 2024, we replaced the Old Credit Agreements with a $1.75 billion three-year credit agreement (the “New Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “New Five-Year Credit Agreement” and together with the New Three-Year Credit Agreement, the “New Credit Agreements”). The New Three-Year Credit Agreement and the New Five-Year Credit Agreement expire in March 2027 and March 2029, respectively. Each of the New Credit Agreements has a $125 million letter of credit sublimit. The New Credit Agreements are available to finance our operations and other cash flow needs.

The New Credit Agreements amended the financial covenant included in the Old Credit Agreements to (i) net unrestricted cash and cash equivalents up to $500 million from the definition of debt and (ii) add back business optimization and restructuring expenses and pro forma cost savings and synergies associated with an acquisition to adjusted EBITDA. The aggregate amount of adjustments for business optimization and restructuring expenses and pro forma cost savings and synergies associated with an acquisition may not exceed 10% of adjusted EBITDA (calculated after giving effect to any such addback and such cap and all other permitted addbacks and adjustments) in any period. Additionally, following the consummation of an acquisition for which the aggregate cash consideration is at least $250 million, FedEx may elect to increase the ratio to 4.0 to 1.0 with respect to the last day of the fiscal quarter during which such acquisition is consummated and the last day of each of the immediately following three consecutive fiscal quarters, provided that there must be at least two consecutive fiscal quarters between such elections during which the ratio is 3.5 to 1.0.

The financial covenant discussed above is the only significant restrictive covenant in the New Credit Agreements. The New Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We do not expect the covenants contained in the New Credit Agreements to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the New Credit Agreements, our access to financing could become limited. Our commercial paper program is backed by unused commitments under the New Credit Agreements, and borrowings under the program reduce the amount available under the New Credit Agreements.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.8 billion at February 29, 2024 and $19.8 billion at May 31, 2023, compared with estimated fair values of $17.7 billion at February 29, 2024 and $17.5 billion at May 31, 2023. The annualized weighted-average interest rate on long-term debt was 3.5% at February 29, 2024. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

(5) Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 29, 2024 and February 28, 2023 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Basic earnings per common share:
Net earnings allocable to common shares(1)	$878	$770	$2,853	$2,430
Weighted-average common shares	247	251	249	255
Basic earnings per common share	$3.55	$3.07	$11.43	$9.52
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$878	$770	$2,853	$2,430
Weighted-average common shares	247	251	249	255
Dilutive effect of share-based awards	3	2	3	2
Weighted-average diluted shares	250	253	252	257
Diluted earnings per common share	$3.51	$3.05	$11.31	$9.46
Anti-dilutive options excluded from diluted earnings per common share	6.3	7.8	6.3	7.7

(1) Net earnings available to participating securities were immaterial in all periods presented.

(6) Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 29, 2024 and February 28, 2023 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Defined benefit pension plans, net	$92	$59	$274	$176
Defined contribution plans	240	242	722	714
Postretirement healthcare plans	20	24	64	70
	$352	$325	$1,060	$960

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 29, 2024 and February 28, 2023 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Service cost	$136	$162	$9	$13	$7	$10
Other retirement plans expense (income):
Interest cost	341	304	10	8	15	14
Expected return on plan assets	(400)	(422)	(2)	(3)	—	—
Amortization of prior service credit and other	(2)	(1)	—	(2)	(2)	—
	(61)	(119)	8	3	13	14
	$75	$43	$17	$16	$20	$24

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Service cost	$408	$488	$29	$34	$21	$28
Other retirement plans expense (income):
Interest cost	1,022	913	32	25	45	42
Expected return on plan assets	(1,199)	(1,266)	(13)	(11)	—	—
Amortization of prior service credit and other	(5)	(5)	—	(2)	(2)	—
	(182)	(358)	19	12	43	42
	$226	$130	$48	$46	$64	$70

For 2024, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $800 million to our U.S. Pension Plan during the nine-month period ended February 29, 2024.

(7) Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services through companies competing collectively, operating collaboratively, and innovating digitally as one FedEx. Our primary operating companies are FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading North American provider of small-package ground delivery services; and FedEx Freight, a leading North American provider of LTL freight transportation services. These companies represent our major service lines and, along with FedEx Services, constitute our reportable segments.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to bring FedEx Express, FedEx Ground, and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025 when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

Corporate, Other, and Eliminations

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 29, 2024 and February 28, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Revenue:
FedEx Express segment	$10,101	$10,345	$30,440	$32,336
FedEx Ground segment	8,703	8,658	25,762	25,211
FedEx Freight segment	2,125	2,186	6,776	7,363
FedEx Services segment	64	87	201	225
Other and eliminations	745	893	2,405	3,090
	$21,738	$22,169	$65,584	$68,225
Operating income (loss):
FedEx Express segment	$233	$119	$575	$634
FedEx Ground segment	942	844	2,945	2,136
FedEx Freight segment	340	386	1,308	1,477
Corporate, other, and eliminations	(272)	(307)	(824)	(838)
	$1,243	$1,042	$4,004	$3,409

(8) Commitments

As of February 29, 2024, our purchase commitments under various contracts for the remainder of 2024 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2024 (remainder)	$92	$158	$250
2025	1,596	654	2,250
2026	540	464	1,004
2027	269	234	503
2028	341	147	488
Thereafter	1,654	92	1,746
Total	$4,492	$1,749	$6,241

(1)
Primarily information technology and advertising.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of February 29, 2024, we had $648 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 29, 2024 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2024 (remainder)	5	2	3	—	10
2025	13	8	10	2	33
2026	14	1	2	—	17
2027	—	—	—	—	—
2028	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	32	11	15	2	60

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of February 29, 2024 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2024 (remainder)	$30	$579	$609	$5	$614
2025	121	2,995	3,116	34	3,150
2026	117	2,666	2,783	30	2,813
2027	117	2,363	2,480	22	2,502
2028	117	2,036	2,153	21	2,174
Thereafter	246	9,031	9,277	648	9,925
Total lease payments	748	19,670	20,418	760	21,178
Less imputed interest	(92)	(3,001)	(3,093)	(328)	(3,421)
Present value of lease liability	$656	$16,669	$17,325	$432	$17,757

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 29, 2024, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.8 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2024 to 2027.

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

FedEx Services Employment Lawsuit. In May 2021, FedEx Services was named as a defendant in a lawsuit filed in the U.S. District Court for the Southern District of Texas related to the termination of a former FedEx Services employee. The complaint alleged race discrimination and retaliation for complaints of discrimination under Section 1981 of the Civil Rights Act of 1866 and Title VII of the Civil Rights Act of 1964. After trial, in October 2022, the jury found in favor of FedEx Services on the race discrimination claims but awarded the plaintiff compensatory damages of approximately $1.0 million for emotional distress and punitive damages of $365 million for the retaliation claims. The court entered final judgment in the amount of approximately $366 million. FedEx Services appealed the verdict to the U.S. Court of Appeals for the Fifth Circuit. FedEx Services argued on appeal that FedEx Services is entitled to judgment as a matter of law on the retaliation claims, plaintiff’s claims were not timely filed, punitive damages are not available as a matter of law and, if allowed, must be reduced to no greater than a single-digit multiple of the award for compensatory damages based on the United States Supreme Court’s ruling in State Farm v. Campbell, and the compensatory damages award must be reduced to conform with the evidence and the Fifth Circuit’s maximum recovery rule. FedEx Services argued in the alternative that a new trial should be granted.

In February 2024, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit reduced the $366 million judgment to approximately $250,000. In March 2024, the U.S. Court of Appeals for the Fifth Circuit unanimously denied plaintiff’s petition for rehearing. An immaterial loss accrual has been recorded in FedEx’s consolidated financial statements.

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

(10) Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 29, 2024 and February 28, 2023 was as follows (in millions):

	2024	2023
Cash payments for:
Interest (net of capitalized interest)	$538	$497
Income taxes	$1,265	$823
Income tax refunds received	(97)	(50)
Cash tax (refunds)/payments, net	$1,168	$773

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 29, 2024, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and nine-month periods ended February 29, 2024 and February 28, 2023, the condensed consolidated statements of cash flows for the nine-month periods ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 21, 2024

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

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened economic conditions for the transportation industry. Consequently, this environment has led to lower package and freight volumes at FedEx Express and FedEx Freight, negatively affecting our results in the third quarter and nine months of 2024.

Inflation and Interest Rates

During the third quarter and nine months of 2024, global inflation decelerated year over year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2024.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short term. Lower fuel prices negatively affected yields through lower fuel surcharges and drove a decrease in fuel expense during the third quarter and nine months of 2024 at all of our transportation segments.

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

RESULTS OF OPERATIONS

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as information technology services, temporary labor, facilities services, and security), insurance, professional fees, and operational supplies.

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating results (dollars in millions, except per share amounts) for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue	$21,738	$22,169	(2)		$65,584	$68,225	(4)
Operating income (loss):
FedEx Express segment	233	119	96		575	634	(9)
FedEx Ground segment	942	844	12		2,945	2,136	38
FedEx Freight segment	340	386	(12)		1,308	1,477	(11)
Corporate, other, and eliminations	(272)	(307)	11		(824)	(838)	2
Consolidated operating income	1,243	1,042	19		4,004	3,409	17
Operating margin:
FedEx Express segment	2.3%	1.2%	110	bp	1.9%	2.0%	(10)	bp
FedEx Ground segment	10.8%	9.7%	110	bp	11.4%	8.5%	290	bp
FedEx Freight segment	16.0%	17.7%	(170)	bp	19.3%	20.1%	(80)	bp
Consolidated operating margin	5.7%	4.7%	100	bp	6.1%	5.0%	110	bp
Consolidated net income	$879	$771	14		$2,857	$2,434	17
Diluted earnings per share	$3.51	$3.05	15		$11.31	$9.46	20

	Year-over-Year Changes
	Revenue		Operating Results
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
FedEx Express segment	$(244)	$(1,896)	$114	$(59)
FedEx Ground segment	45	551	98	809
FedEx Freight segment	(61)	(587)	(46)	(169)
FedEx Services segment	(23)	(24)	—	—
Corporate, other, and eliminations	(148)	(685)	35	14
	$(431)	$(2,641)	$201	$595

Overview

Operating income improved 19% in the third quarter and 17% in the nine months of 2024 due to the execution of our DRIVE program initiatives and our continued focus on revenue quality, partially offset by reduced demand and lower fuel surcharges, driven by challenging macroeconomic conditions. Our DRIVE initiatives in the third quarter of 2024 included continued benefits from increasing linehaul efficiencies and improving dock productivity at FedEx Ground, as well as network rationalization at FedEx Express, including structural flight takedowns and route optimization, and improvements in hub sort efficiency. Operating income was also positively impacted by one additional operating day at FedEx Express and FedEx Freight in the third quarter of 2024.

Operating income includes expenses of $114 million ($87 million, net of tax, or $0.35 per diluted share) in the third quarter and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine months of 2024 associated with our business optimization strategy announced in 2023. We recognized $120 million ($92 million, net of tax, or $0.36 per diluted share) of expenses in the third quarter and $180 million ($138 million, net of tax, or $0.53 per diluted share) of expenses in the nine months of 2023 under this program. Operating income includes business realignment costs of $3 million ($2 million, net of tax, or $0.01 per diluted share) in the third quarter and $17 million ($13 million, net of tax, or $0.05 per diluted share) in the nine months of 2023 associated with our workforce reduction plan in Europe previously announced in 2021. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an accelerated share repurchase (“ASR”) agreement with a bank during the third quarter of 2024 to repurchase an aggregate of $1 billion of our common stock. During the nine months ended February 29, 2024, we repurchased 8.0 million shares of FedEx common stock under ASR agreements at an average price of $250.95 per share for a total of $2.0 billion. Share repurchases had a benefit of $0.09 per diluted share for the third quarter and $0.16 per diluted share for the nine months of 2024. As of February 29, 2024, $564 million remained available for repurchases under the 2021 stock repurchase authorization. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) over the five most recent quarters:

FedEx Express
U.S. Domestic
Average Daily Package Volume

3,200
3,000
2,800
2,600
2,400
2,850
2,678
2,650
2,685
2,738
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024

FedEx Express
International[1]
Average Daily Package Volume

3,000
2,500
2,000
1,500
1,000
500
1,805
1,764
1,742
1,907
1,710
981
980
991
1,046
1,025
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
International domestic
International export

FedEx Ground
Average Daily Package Volume[2]

5,400
4,400
3,400
2,400
1,400
400
4,359
4,329
4,479
4,609
4,398
4,226
3,743
3,846
4,076
4,150
843
726
736
874
872
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume[2]

17,000
16,500
16,000
15,500
15,000
14,500
14,000
13,500
13,000
15,064
14,220
14,444
15,197
14,893
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024

FedEx Express
Average Daily Freight Pounds[3]

22,000
19,000
16,000
13,000
10,000
7,000
4,000
16,777
15,768
14,758
15,520
14,754
6,681
5,465
5,319
5,681
6,092
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
International
U.S.

FedEx Freight
Average Daily Shipments

90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
65.4
65.5
66.1
68.5
61.5
27.7
27.4
28.5
30.5
27.7
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
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
$22.57
$22.65
$22.41
$22.55
$22.68
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024

FedEx Express
International(1)
Revenue per Package - Yield
$70.00
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$53.67
$54.12
$51.95
$52.76
$51.58
$8.96
$8.99
$9.05
$9.03
$9.44
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.50
$2.00
$1.50
$1.00
$0.50
$1.74
$1.71
$1.69
$1.63
$1.69
$1.05
$1.07
$1.05
$1.04
$1.01
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$11.80
$11.97
$11.80
$11.69
$11.87
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024

FedEx Freight
Revenue per Shipment
$460.00
$440.00
$420.00
$400.00
$380.00
$360.00
$340.00
$320.00
$418.65
$411.62
$407.99
$415.82
$414.79
$366.17
$357.44
$353.01
$365.55
$363.21
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 2% in the third quarter and 4% in the nine months of 2024 primarily due to lower fuel surcharges at all of our transportation segments and decreased volumes at FedEx Express and FedEx Freight, partially offset by base yield improvement at FedEx Ground and FedEx Freight. In addition, one additional operating day at FedEx Express and FedEx Freight positively impacted revenue in the third quarter of 2024.

FedEx Express revenue decreased 2% in the third quarter and 6% in the nine months of 2024 primarily due to volume declines, lower fuel surcharges, reduced demand surcharges, and unfavorable international service mix, partially offset by improved U.S. domestic base yields. Revenue at Corporate, other, and eliminations decreased during the third quarter and nine months of 2024 primarily due to lower yields and reduced volume at FedEx Logistics, Inc. (“FedEx Logistics”). FedEx Freight revenue decreased 3% in the third quarter and 8% in the nine months of 2024 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement. FedEx Ground revenue increased 1% during the third quarter and 2% in the nine months of 2024 primarily due to yield improvement. The nine-month increase in FedEx Ground revenue was also due to higher volumes.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2024	2023	Change	2024	2023	Change
Operating expenses:
Salaries and employee benefits	$7,693	$7,817	(2)	$23,311	$23,468	(1)
Purchased transportation	5,345	5,402	(1)	15,776	16,834	(6)
Rentals and landing fees	1,145	1,205	(5)	3,434	3,559	(4)
Depreciation and amortization	1,072	1,031	4	3,183	3,101	3
Fuel	1,140	1,350	(16)	3,569	4,765	(25)
Maintenance and repairs	804	789	2	2,482	2,575	(4)
Business optimization and realignment costs	114	123	(7)	364	197	85
Other	3,182	3,410	(7)	9,461	10,317	(8)
Total operating expenses	20,495	21,127	(3)	61,580	64,816	(5)
Operating income	$1,243	$1,042	19	$4,004	$3,409	17

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	35.4%	35.3%	35.5%	34.4%
Purchased transportation	24.6	24.4	24.1	24.7
Rentals and landing fees	5.3	5.4	5.2	5.2
Depreciation and amortization	4.9	4.6	4.9	4.5
Fuel	5.3	6.1	5.4	7.0
Maintenance and repairs	3.7	3.6	3.8	3.8
Business optimization and realignment costs	0.5	0.5	0.6	0.3
Other	14.6	15.4	14.4	15.1
Total operating expenses	94.3	95.3	93.9	95.0
Operating margin	5.7%	4.7%	6.1%	5.0%

Our DRIVE program initiatives, as well as base yield improvements at FedEx Ground and FedEx Freight, more than offset volume declines at FedEx Freight and FedEx Express, which led to an increase in operating income of 19% in the third quarter and 17% in the nine months of 2024. Operating income was also positively impacted by one additional operating day at FedEx Express and FedEx Freight in the third quarter of 2024.

Fuel expense decreased 16% in the third quarter and 25% in the nine months of 2024 primarily due to lower fuel prices and usage. Purchased transportation decreased 1% in the third quarter and 6% in the nine months of 2024 primarily due to lower volumes and fuel prices and a shift from third-party over-the-road transportation to rail usage, partially offset by unfavorable currency exchange rates. Other operating expenses decreased 7% in the third quarter and 8% in the nine months of 2024 primarily due to lower professional fees and self-insurance accruals. Additionally, other operating expenses for the nine months of 2024 were positively impacted by lower bad debt expense.

Business Optimization and Realignment Costs

In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Express, FedEx Ground, and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight, Inc., a wholly owned subsidiary of FedEx Freight Corporation, will continue to provide LTL freight transportation services as a stand-alone and separate company under Federal Express Corporation. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability, including Network 2.0.

FedEx is making progress with Network 2.0, as the company has implemented Network 2.0 optimization in more than 50 locations in the U.S. In some markets, contracted service providers will handle the pickup and delivery of FedEx Ground and FedEx Express packages. In others, pickup and delivery will be handled exclusively by employee couriers.

We incurred costs associated with our business optimization activities of $114 million ($87 million, net of tax, or $0.35 per diluted share) in the third quarter and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine months of 2024. These costs were primarily related to professional services and severance. We recognized $120 million ($92 million, net of tax, or $0.36 per diluted share) of expenses in the third quarter and $180 million ($138 million, net of tax, or $0.53 per diluted share) of expenses in the nine months of 2023 under this program. These costs were primarily related to consulting services, severance and related costs associated with organizational changes announced in the third quarter of 2023, and idling our operations in Russia. Business optimization costs are included in Corporate, other, and eliminations, FedEx Ground, and FedEx Express. The identification of these costs as business optimization-related expenditures is subject to our disclosure controls and procedures. We expect the pre-tax cost of our business optimization activities to be approximately $530 million in 2024 and approximately $2.0 billion through 2025. The timing and amount of our business optimization expenses may change as we revise and implement our plans.

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

Income Taxes

Our effective tax rate was 25.7% for the third quarter and 25.0% for the nine months of 2024, compared to 24.6% for the third quarter and 24.8% for the nine months of 2023. The 2024 tax rates were unfavorably affected by revisions of prior-year tax estimates for actual tax return results.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on foreign earnings not repatriated, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $226 million through the third quarter of 2024 attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

In the remainder of 2024, we expect revenue will continue to be pressured by volatile macroeconomic conditions negatively affecting customer demand for our services and constraining yield growth. At FedEx Express, we expect a continued shift in service mix and lower international demand surcharges to negatively affect revenue and operating income in 2024.

We will continue to execute on our DRIVE program initiatives focused on aligning our cost base with demand, reducing our permanent cost structure, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy to mitigate yield pressures through surcharge management and optimizing our customer and service mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by the effect of macroeconomic pressures on revenue, as well as expense headwinds related to higher global inflation.

See the “Business Optimization and Realignment Costs” section of this MD&A for additional information.

Our capital expenditures for 2024 are expected to be approximately $5.4 billion, a decrease of $0.7 billion from 2023, as we continue to reduce our capital intensity relative to revenue. We expect lower aircraft spend and reduced investments in capacity projects to be partially offset by investments to optimize our networks and modernize our facilities.

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

The current contract for FedEx Express to provide the U.S. Postal Service (“USPS”) transportation services within the United States expires on September 29, 2024. The parties are in negotiations for a new multi-year agreement for FedEx Express to provide airport-to-airport transportation services for the USPS within the United States. See “Item 1A. Risk Factors” for more information.

The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, and the effects these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2024 inherently less certain. See “Item 1A. Risk Factors” for more information.

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to bring FedEx Express, FedEx Ground, and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. The organizational redesign will be implemented in phases with the new legal structure complete by June 2024. During the implementation process in 2024, each of our current reportable segments will continue to have discrete financial information that will be regularly reviewed when evaluating performance and making resource allocation decisions, and aligns with our management reporting structure and our internal financial reporting. In the first quarter of 2025, when the consolidation plan has been completed, we expect to begin reporting a new segment structure that will align with an updated management reporting structure and how management will evaluate performance and make resource allocation decisions under one FedEx.

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

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing our “innovate digitally” strategic pillar through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

Operating results in Corporate, other, and eliminations improved in the third quarter and nine months of 2024. The improvement in operating results in the third quarter of 2024 was primarily due to decreased business optimization expenses at FedEx Corporate. The improvement in operating results in the nine months of 2024 was primarily due to improved operating results at FedEx Office and FedEx Logistics, partially offset by an increase in salaries and employee benefits expense at FedEx Corporate. The improved operating results at FedEx Office and FedEx Logistics were primarily due to lower volume-related operating expenses, partially offset by decreased revenue.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the third quarter and nine months of 2024 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, which we believe approximate fair value, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX EXPRESS SEGMENT

FedEx Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue:
Package:
U.S. overnight box	$2,145	$2,165	(1)		$6,491	$6,718	(3)
U.S. overnight envelope	450	478	(6)		1,382	1,477	(6)
U.S. deferred	1,317	1,346	(2)		3,712	3,886	(4)
Total U.S. domestic package revenue	3,912	3,989	(2)		11,585	12,081	(4)
International priority	2,318	2,566	(10)		7,035	8,286	(15)
International economy	1,014	698	45		3,123	2,116	48
Total international export package revenue	3,332	3,264	2		10,158	10,402	(2)
International domestic(1)	1,016	1,003	1		3,126	3,013	4
Total package revenue	8,260	8,256	—		24,869	25,496	(2)
Freight:
U.S.	648	719	(10)		1,814	2,299	(21)
International priority	520	687	(24)		1,642	2,387	(31)
International economy	389	358	9		1,236	1,123	10
International airfreight	31	47	(34)		92	126	(27)
Total freight revenue	1,588	1,811	(12)		4,784	5,935	(19)
Other	253	278	(9)		787	905	(13)
Total revenue	10,101	10,345	(2)		30,440	32,336	(6)
Operating expenses:
Salaries and employee benefits	3,911	4,015	(3)		11,858	12,003	(1)
Purchased transportation	1,459	1,373	6		4,291	4,283	—
Rentals and landing fees	511	588	(13)		1,562	1,751	(11)
Depreciation and amortization	537	533	1		1,617	1,566	3
Fuel	996	1,177	(15)		3,105	4,133	(25)
Maintenance and repairs	459	456	1		1,449	1,552	(7)
Business optimization and realignment costs	23	3	667		74	28	164
Intercompany charges	464	459	1		1,425	1,420	0
Other	1,508	1,622	(7)		4,484	4,966	(10)
Total operating expenses	9,868	10,226	(4)		29,865	31,702	(6)
Operating income	$233	$119	96		$575	$634	(9)
Operating margin	2.3%	1.2%	110	bp	1.9%	2.0%	(10)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	38.7%	38.8%	39.0%	37.1%
Purchased transportation	14.5	13.3	14.1	13.2
Rentals and landing fees	5.1	5.7	5.1	5.4
Depreciation and amortization	5.3	5.1	5.3	4.8
Fuel	9.9	11.4	10.2	12.8
Maintenance and repairs	4.5	4.4	4.8	4.8
Business optimization and realignment costs	0.2	—	0.2	0.1
Intercompany charges	4.6	4.4	4.7	4.4
Other	14.9	15.7	14.7	15.4
Total operating expenses	97.7	98.8	98.1	98.0
Operating margin	2.3%	1.2%	1.9%	2.0%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2024	2023	Change	2024	2023	Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,219	1,255	(3)	1,230	1,275	(4)
U.S. overnight envelope	415	454	(9)	433	466	(7)
U.S. deferred	1,104	1,141	(3)	1,027	1,084	(5)
Total U.S. domestic ADV	2,738	2,850	(4)	2,690	2,825	(5)
International priority	663	701	(5)	665	712	(7)
International economy	362	280	29	356	275	29
Total international export ADV	1,025	981	4	1,021	987	3
International domestic(1)	1,710	1,805	(5)	1,786	1,819	(2)
Total ADV	5,473	5,636	(3)	5,497	5,631	(2)
Revenue per package (yield):
U.S. overnight box	$27.92	$27.81	—	$27.62	$27.74	—
U.S. overnight envelope	17.22	17.01	1	16.72	16.69	—
U.S. deferred	18.93	19.02	—	18.92	18.86	—
U.S. domestic composite	22.68	22.57	—	22.54	22.51	—
International priority	55.43	59.05	(6)	55.39	61.24	(10)
International economy	44.51	40.20	11	45.96	40.51	13
International export composite	51.58	53.67	(4)	52.10	55.47	(6)
International domestic(1)	9.44	8.96	5	9.17	8.72	5
Composite package yield	$23.96	$23.63	1	$23.69	$23.83	(1)
Freight Statistics
Average daily freight pounds:
U.S.	6,092	6,681	(9)	5,693	7,170	(21)
International priority	4,352	5,290	(18)	4,405	5,702	(23)
International economy	9,598	10,345	(7)	9,868	10,738	(8)
International airfreight	804	1,142	(30)	735	1,014	(28)
Total average daily freight pounds	20,846	23,458	(11)	20,701	24,624	(16)
Revenue per pound (yield):
U.S.	$1.69	$1.74	(3)	$1.67	$1.69	(1)
International priority	1.89	2.10	(10)	1.95	2.20	(11)
International economy	0.64	0.56	14	0.66	0.55	20
International airfreight	0.62	0.66	(6)	0.66	0.66	—
Composite freight yield	$1.21	$1.25	(3)	$1.21	$1.27	(5)
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 2% in the third quarter and 6% in the nine months of 2024 primarily due to volume declines, lower fuel surcharges, reduced demand surcharges, and a decline in international priority base yields, partially offset by improved U.S. domestic and international economy base yields and favorable currency exchange rates. Revenue also benefited from one additional operating day in the third quarter of 2024.

Global average daily freight pounds decreased 11% in the third quarter and 16% in the nine months of 2024 primarily as a result of weak global economic conditions as well as lower volume from the USPS. U.S. domestic average daily package volumes declined 4% in the third quarter and 5% in the nine months of 2024 as global economic factors led to reduced demand for our services. These declines were partially offset by an increase in international export package volume of 4% in the third quarter and 3% in the nine months of 2024.

Lower fuel surcharges had a significant negative effect on yield across all package and freight services during the third quarter and nine months of 2024. In addition, international export composite package yield decreased 4% in the third quarter and 6% in the nine months of 2024 driven by reduced demand surcharges, a larger mix of e-commerce volume, and an increase in lower-yielding deferred volume related to the full reopening of the international economy service. Composite freight yield decreased 3% in the third quarter and 5% in the nine months of 2024 due to reduced demand surcharges and an increased mix of deferred freight, also driven by the reopening of international economy service. Favorable currency exchange rates positively affected international package and freight yields during the nine months of 2024.

FedEx Express Segment Operating Income

FedEx Express segment operating income increased 96% in the third quarter of 2024 due to lower operating expenses, partially offset by reduced revenue. FedEx Express operating income decreased 9% in the nine months of 2024 due to reduced revenue, partially offset by lower operating expenses. The reduction in operating expenses during the third quarter and nine months of 2024 was a result of lower volumes, as well as continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure. These initiatives include network rationalization through structural flight takedowns and route optimization, along with improvements in hub sort efficiency. Operating income was also positively impacted by one additional operating day in the third quarter of 2024. Currency exchange rates had a positive effect on revenue and a negative effect on expenses and operating income in the third quarter and nine months of 2024.

Fuel expense decreased 15% in the third quarter and 25% in the nine months of 2024 due to decreases in fuel prices and usage. Other operating expense decreased 7% in the third quarter and 10% in the nine months of 2024 primarily due to lower bad debt expense and lower outside service contracts expense resulting from a decrease in temporary labor usage. Fewer aircraft leases as a result of lower volumes drove a decrease in rentals and landing fees of 13% in the third quarter and 11% in the nine months of 2024. Salaries and employee benefits decreased 3% in the third quarter and 1% in the nine months of 2024 primarily due to decreased staffing to align with lower volume, partially offset by higher wage rates. Additionally, salaries and employee benefits were negatively affected by increased variable incentive compensation in the nine months of 2024. Purchased transportation increased 6% in the third quarter of 2024 primarily due to an increase in commercial linehaul driven by the reopening of the international economy service.

FedEx Express segment results include business optimization costs of $23 million in the third quarter and $74 million in the nine months of 2024 associated with our plan to drive efficiency and lower our overhead and support costs. No business optimization costs were incurred in the third quarter of 2023 at FedEx Express. FedEx Express segment results include business optimization costs of $11 million in the nine months of 2023, which includes costs associated with idling our business in Russia. FedEx Express segment results include costs associated with our business realignment activities of $3 million in the third quarter and $17 million in the nine months of 2023 associated with our workforce reduction plan in Europe.

In July 2023, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Express Master Executive Council in June 2023. Ongoing mediated negotiations for a successor agreement continue and have no effect on our operations. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

FEDEX GROUND SEGMENT

FedEx Ground service offerings include day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue	$8,703	$8,658	1		$25,762	$25,211	2
Operating expenses:
Salaries and employee benefits	1,755	1,759	—		5,161	5,123	1
Purchased transportation	3,666	3,722	(2)		10,775	11,263	(4)
Rentals	442	426	4		1,298	1,230	6
Depreciation and amortization	284	258	10		836	753	11
Fuel	9	9	—		25	28	(11)
Maintenance and repairs	180	155	16		512	472	8
Business optimization costs	22	—	NM		75	—	NM
Intercompany charges	486	483	1		1,483	1,466	1
Other	917	1,002	(8)		2,652	2,740	(3)
Total operating expenses	7,761	7,814	(1)		22,817	23,075	(1)
Operating income	$942	$844	12		$2,945	$2,136	38
Operating margin	10.8%	9.7%	110	bp	11.4%	8.5%	290	bp
Average daily package volume (ADV)(1):
Ground commercial	4,398	4,226	4		4,495	4,372	3
Home delivery	4,150	4,359	(5)		4,023	4,115	(2)
Economy	872	843	3		827	800	3
Total ADV	9,420	9,428	—		9,345	9,287	1
Revenue per package (yield)	$11.87	$11.80	1		$11.78	$11.61	1
(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	20.2%	20.3%	20.0%	20.3%
Purchased transportation	42.1	43.0	41.8	44.7
Rentals	5.1	4.9	5.0	4.9
Depreciation and amortization	3.3	3.0	3.3	3.0
Fuel	0.1	0.1	0.1	0.1
Maintenance and repairs	2.1	1.8	2.0	1.9
Business optimization costs	0.2	—	0.3	—
Intercompany charges	5.6	5.6	5.8	5.8
Other	10.5	11.6	10.3	10.8
Total operating expenses	89.2	90.3	88.6	91.5
Operating margin	10.8%	9.7%	11.4%	8.5%

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 1% in the third quarter and 2% in the nine months of 2024 primarily due to yield improvement. The nine-month increase was also due to higher volumes. FedEx Ground yield increased 1% in the third quarter and nine months of 2024 primarily due to base yield improvement, partially offset by lower fuel surcharges. Total average daily volume increased 1% in the nine months of 2024 primarily due to increased demand for our commercial services related to changing market conditions.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 12% in the third quarter and 38% in the nine months of 2024. The third quarter increase was primarily due to lower self-insurance accruals and yield improvement. The nine-month increase was primarily due to yield improvement, lower purchased transportation expense, higher volume, and lower self-insurance accruals. FedEx Ground lowered costs in the third quarter and nine months of 2024 through continued benefits from DRIVE initiatives focused on increasing linehaul efficiencies and improving dock productivity. In addition, FedEx Ground also continued to realize benefits from consolidated sort operations and reduced Sunday deliveries during the nine months of 2024.

Purchased transportation expense decreased 2% in the third quarter and 4% in the nine months of 2024 primarily due to lower fuel prices and a shift to increased third-party rail usage, partially offset by higher base rates. Other operating expense decreased 8% in the third quarter and 3% in the nine months of 2024 primarily due to lower self-insurance accruals, partially offset by higher bad debt expense. Depreciation and rentals expense increased 10% and 4%, respectively, in the third quarter and 11% and 6%, respectively, in the nine months of 2024 primarily due to the completion of previously committed multi-year expansion projects. Maintenance and repairs expense increased 16% in the third quarter and 8% in the nine months of 2024 primarily due to higher costs associated with vehicle parts, outside vendor labor, and facility maintenance.

FedEx Ground segment results include business optimization costs of $22 million in the third quarter and $75 million in the nine months of 2024 associated with its plan to drive efficiency and lower our overhead and support costs.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended February 29, 2024 and February 28, 2023:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue	$2,125	$2,186	(3)		$6,776	$7,363	(8)
Operating expenses:
Salaries and employee benefits	949	946	—		2,929	3,044	(4)
Purchased transportation	158	172	(8)		470	580	(19)
Rentals	69	67	3		205	198	4
Depreciation and amortization	107	74	45		295	283	4
Fuel	133	162	(18)		436	601	(27)
Maintenance and repairs	78	76	3		246	244	1
Intercompany charges	129	131	(2)		394	393	—
Other	162	172	(6)		493	543	(9)
Total operating expenses	1,785	1,800	(1)		5,468	5,886	(7)
Operating income	$340	$386	(12)		$1,308	$1,477	(11)
Operating margin	16.0%	17.7%	(170)	bp	19.3%	20.1%	(80)	bp
Average daily shipments (in thousands):
Priority	61.5	65.4	(6)		65.4	71.7	(9)
Economy	27.7	27.7	—		28.9	30.3	(5)
Total average daily shipments	89.2	93.1	(4)		94.3	102.0	(8)
Weight per shipment (lbs):
Priority	974	1,014	(4)		979	1,034	(5)
Economy	885	890	(1)		880	924	(5)
Composite weight per shipment	946	977	(3)		949	1,001	(5)
Revenue per shipment:
Priority	$363.21	$366.17	(1)		$360.47	$365.88	(1)
Economy	414.79	418.65	(1)		412.84	419.35	(2)
Composite revenue per shipment	$379.26	$381.77	(1)		$376.53	$381.75	(1)
Revenue per hundredweight:
Priority	$37.31	$36.12	3		$36.80	$35.40	4
Economy	46.89	47.06	—		46.92	45.37	3
Composite revenue per hundredweight	$40.10	$39.08	3		$39.68	$38.13	4

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	44.7%	43.3%	43.2%	41.3%
Purchased transportation	7.4	7.8	7.0	7.9
Rentals	3.2	3.0	3.0	2.7
Depreciation and amortization	5.0	3.4	4.4	3.8
Fuel	6.3	7.4	6.4	8.2
Maintenance and repairs	3.7	3.5	3.6	3.3
Intercompany charges	6.1	6.0	5.8	5.3
Other	7.6	7.9	7.3	7.4
Total operating expenses	84.0	82.3	80.7	79.9
Operating margin	16.0%	17.7%	19.3%	20.1%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 3% in the third quarter and 8% in the nine months of 2024 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement. Revenue also benefited from one additional operating day in the third quarter of 2024.

Average daily shipments decreased 4% in the third quarter and 8% in the nine months of 2024 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 1% in the third quarter and nine months of 2024 primarily due to lower fuel surcharges, partially offset by base yield improvement resulting from our continued focus on revenue quality.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 12% in the third quarter and 11% in the nine months of 2024 primarily due to lower shipments and fuel surcharges, partially offset by base yield improvement. Operating income was also positively impacted by one additional operating day in the third quarter of 2024.

Fuel expense decreased 18% in the third quarter and 27% in the nine months of 2024 due to lower fuel prices and decreased shipments. Salaries and benefits decreased 4% in the nine months of 2024 primarily due to lower staffing to align with decreased shipments and an increase in productivity, partially offset by higher wage rates. Purchased transportation expense decreased 8% in the third quarter and 19% in the nine months of 2024 primarily due to decreased shipments and lower fuel prices. Other operating expense decreased 6% in the third quarter and 9% in the nine months of 2024 primarily due to lower self-insurance accruals. Depreciation expense increased 45% in the third quarter primarily due to a gain on the sale of a facility in the third quarter of 2023. Depreciation expense increased 4% in the nine months of 2024 primarily due to investments in information technology and transportation equipment.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.6 billion at February 29, 2024, compared to $6.9 billion at May 31, 2023. The following table provides a summary of our cash flows for the nine-month periods ended February 29, 2024 and February 28, 2023 (in millions):

	2024	2023
Operating activities:
Net income	$2,857	$2,434
Business optimization and realignment costs, net of payments	(50)	20
Other noncash charges and credits	5,777	6,204
Changes in assets and liabilities	(2,970)	(3,257)
Cash provided by operating activities	5,614	5,401
Investing activities:
Capital expenditures	(3,974)	(4,420)
Purchase of investments	(110)	(82)
Proceeds from sale of investments	24	—
Proceeds from asset dispositions and other	94	72
Cash used in investing activities	(3,966)	(4,430)
Financing activities:
Principal payments on debt	(143)	(123)
Proceeds from stock issuances	265	114
Dividends paid	(949)	(888)
Purchase of treasury stock	(2,000)	(1,500)
Other, net	(7)	1
Cash used in financing activities	(2,834)	(2,396)
Effect of exchange rate changes on cash	(26)	(99)
Net decrease in cash and cash equivalents	$(1,212)	$(1,524)
Cash and cash equivalents at the end of period	$5,644	$5,373

Cash flows from operating activities increased $213 million in the nine months of 2024 primarily due to working capital changes, driven by an increase in accrued incentive compensation, other liabilities, and accounts payable, partially offset by a decrease in accounts receivable from the nine months of 2023. Capital expenditures decreased during the nine months of 2024 primarily due to decreased spending on package handling and ground support equipment and facilities and other at FedEx Ground and information technology at FedEx Services, partially offset by increased spending on facilities and other and aircraft and related equipment at FedEx Express. See “Capital Resources” for a discussion of capital expenditures during 2024 and 2023.

In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As part of the repurchase program, we completed an ASR transaction during the third quarter of 2024 with a bank to repurchase an aggregate of $1 billion of our common stock. During the nine months of 2024, we repurchased 8.0 million shares of FedEx common stock under ASR agreements at an average price of $250.95 per share for a total of $2.0 billion. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information. As of February 29, 2024, $564 million remained available for repurchases under the 2021 repurchase program.

In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion. Shares under the 2021 and 2024 repurchase programs may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the programs, and the programs may be suspended or discontinued at any time.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 29, 2024 and February 28, 2023 (in millions):

					Percent Change
	Three Months Ended		Nine Months Ended		Three Months	Nine Months
	2024	2023	2024	2023	Ended	Ended

Aircraft and related equipment	$329	$389	$1,484	$1,263	(15)	17
Package handling and ground support equipment	217	383	644	1,324	(43)	(51)
Vehicles and trailers	243	154	539	503	58	7
Information technology	142	111	437	560	28	(22)
Facilities and other	448	241	870	770	86	13
Total capital expenditures	$1,379	$1,278	$3,974	$4,420	8	(10)

FedEx Express segment	$934	$653	2,687	$2,177	43	23
FedEx Ground segment	224	456	702	1,469	(51)	(52)
FedEx Freight segment	139	104	280	344	34	(19)
FedEx Services segment	58	37	233	334	57	(30)
Other	24	28	72	96	(14)	(25)
Total capital expenditures	$1,379	$1,278	$3,974	$4,420	8	(10)

Capital expenditures increased in the third quarter of 2024 primarily due to increased spending on facilities and other and vehicles and trailers at FedEx Express, partially offset by decreased spending on package handling and ground support equipment at FedEx Ground. Capital expenditures decreased in the nine months of 2024 primarily due to decreased spending on package handling and ground support equipment and facilities and other at FedEx Ground and information technology at FedEx Services, partially offset by increased spending on facilities and other and aircraft and related equipment at FedEx Express.

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

Additionally, FedEx fully and unconditionally guarantees the payment obligation of FedEx Express in respect of the $788 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of February 29, 2024 and May 31, 2023 (in millions):

	February 29, 2024	May 31, 2023
Current Assets	$9,216	$10,758
Intercompany Receivable	4,197	3,566
Total Assets	82,752	89,947
Current Liabilities	9,698	9,933
Intercompany Payable	—	—
Total Liabilities	53,076	59,837

The following table presents the summarized statement of income information for the nine months of 2024 (in millions):

Revenue	$49,350
Intercompany Charges, net	(2,864)
Operating Income	3,441
Intercompany Charges, net	155
Income Before Income Taxes	3,036
Net Income	$2,282

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of February 29, 2024 and May 31, 2023 (in millions):

	February 29, 2024	May 31, 2023
Current Assets	$2,980	$4,408
Intercompany Receivable	—	—
Total Assets	72,140	70,016
Current Liabilities	5,953	5,100
Intercompany Payable	11,354	11,011
Total Liabilities	50,151	48,246

The following table presents the summarized statement of income information for the nine months of 2024 (in millions):

Revenue	$16,761
Intercompany Charges, net	(1,739)
Operating Income	(332)
Intercompany Charges, net	11
Income Before Income Taxes	998
Net Income	$1,078

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, and geopolitical conflicts. We had $5.6 billion in cash at February 29, 2024, and $3.5 billion in available liquidity under our credit agreements, and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, and dividend payments.

On March 15, 2024, we replaced our previously existing $1.5 billion three-year credit agreement and $2.0 billion five-year credit agreement with a $1.75 billion three-year credit agreement (the “New Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “New Five-Year Credit Agreement” and together with the New Three-Year Credit Agreement, the “New Credit Agreements”). The New Three-Year Credit Agreement and the New Five-Year Credit Agreement expire in March 2027 and March 2029, respectively. Each of the New Credit Agreements has a $125 million letter of credit sublimit. The New Credit Agreements are available to finance our operations and other cash flow needs. See Note 4 of the accompanying unaudited condensed consolidated financial statements, as well as Part II, Item 5. “Other Information,” for additional information on the New Credit Agreements.

We executed an ASR agreement in December 2023 to repurchase an aggregate of $1 billion of our common stock that was completed in February 2024, resulting in repurchases totaling $2.0 billion for the nine months of 2024. We expect to repurchase an additional $500 million of our common stock in 2024. In March 2024, our Board of Directors authorized $5 billion of additional repurchases. See Note 1 of the accompanying unaudited condensed consolidated financial statements for more information.

Our cash and cash equivalents balance at February 29, 2024 includes $3.2 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures for 2024 are expected to be approximately $5.4 billion, a decrease of $0.7 billion from 2023, as we continue to reduce our capital intensity relative to revenue. We expect lower aircraft spend and reduced capacity investment to be partially offset by investments to optimize our networks and modernize our facilities.

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

During the nine months of 2024, we made voluntary contributions totaling $800 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We do not anticipate making additional voluntary contributions during the remainder of 2024. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any change of events or circumstances that would indicate that a reevaluation of the goodwill of our reporting units is required as of February 29, 2024, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Optimization and Realignment Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Critical Accounting Estimates,” “Legal Proceedings,” and “Risk Factors” and the “General,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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
•
a significant data breach or other disruption to our technology infrastructure, and our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to emerging technologies such as autonomous technology and artificial intelligence;
•
our relationship with the USPS or changes in its business or financial soundness, including strategic changes to its operations to reduce its reliance on the air network of FedEx Express;
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
•
any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting FedEx Express employees); regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; trade (such as protectionist measures or restrictions on free trade); foreign exchange intervention in response to currency volatility; environmental (such as global climate change legislation); or postal rules;
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
•
contract disputes with third-party vendors;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 29, 2024, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Hong Kong dollar, Australian dollar, Japanese yen, and Mexican peso. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2024, the U.S. dollar strengthened relative to the currencies of the foreign countries in which we operate, and this strengthening had a slightly negative effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 29, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 29, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The contract between FedEx Express and the U.S. Postal Service (“USPS”) for U.S. domestic services expires in September 2024 and we may not enter into a new agreement with the USPS, which could adversely affect our profitability. The contract for FedEx Express to provide the USPS transportation services within the United States expires on September 29, 2024. The parties are currently in negotiations for a new multi-year agreement for FedEx Express to provide airport-to-airport transportation services for the USPS within the United States. There is no assurance that the parties will execute a definitive agreement prior to September 29, 2024, or at all. Additionally, there is no assurance that FedEx Express will realize the expected benefits from such definitive agreement if executed. If a new agreement is not reached and we are unable to adjust the FedEx Express network to remove costs related to the services currently provided to the USPS following expiration of the existing contract, our profitability could be negatively affected. Further, a decision by the USPS to terminate the existing contract early could negatively affect our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2024:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Dec. 1-31, 2023	3,225,416	$245.80	3,225,416	$564
Jan. 1-31, 2024	—	—	—	564
Feb. 1-29, 2024	842,955	245.80	842,955	564
Total	4,068,371		4,068,371	564

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions.

As part of the repurchase program, we entered into an ASR transaction with a bank in December 2023 to repurchase $1 billion of our common stock. During the third quarter of 2024, the ASR transaction was completed, and 4.1 million shares were delivered under the ASR agreement. The shares delivered under the ASR agreement were the only shares of FedEx common stock we repurchased during the third quarter of 2024. As of March 21, 2024, $564 million remains available to be used for repurchases under the program. The program does not have an expiration date and may be suspended or discontinued at any time.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transaction and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding our new $5 billion stock repurchase program authorized in March 2024.

Item 5. Other Information

During the quarter ended February 29, 2024, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Entry into a Material Definitive Agreement, Termination of a Material Definitive Agreement, and Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant. On March 15, 2024, FedEx, as borrower, entered into a $1.75 billion three-year credit agreement (the “New Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “New Five-Year Credit Agreement” and together with the New Three-Year Credit Agreement, the “New Credit Agreements”). FedEx entered into each of the New Credit Agreements with a syndicate of banks and other financial institutions (the “Three-Year Lenders” and “Five-Year Lenders,” respectively), including JPMorgan Chase Bank, N.A., individually and as administrative agent; Bank of America, N.A., individually and as syndication agent; and Citibank, N.A., The Bank of Nova Scotia, Wells Fargo Bank, National Association, and Truist Bank, each individually and as a co-documentation agent. The syndicate of lenders for each of the New Credit Agreements was arranged by JPMorgan Chase Bank, N.A., BofA Securities, Inc., Citibank, N.A., The Bank of Nova Scotia, Wells Fargo Securities, LLC, and Truist Securities, Inc., as joint lead arrangers and joint bookrunners.

The New Three-Year Credit Agreement replaces the $1.5 billion 364-day credit agreement dated as of March 15, 2022, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Old Three-Year Credit Agreement”).The New Five-Year Credit Agreement replaces the $2.0 billion five-year credit agreement dated as of March 16, 2021 and amended as of March 15, 2022, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and certain lenders (the “Old Five-Year Credit Agreement” and together with the Old Three-Year Credit Agreement, the “Old Credit Agreements”). The Old Credit Agreements were terminated effective March 15, 2024. The terms of the Old Credit Agreements are summarized in FedEx’s Form 10-Q filed with the SEC on March 17, 2022.

The New Three-Year Credit Agreement provides the terms under which the Three-Year Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $1.75 billion, including a $125 million sub-limit for letters of credit. With lender approval, FedEx may elect to increase the aggregate amount available under the New Three-Year Credit Agreement to up to a total of $2.25 billion. The New Five-Year Credit Agreement provides the terms under which the Five-Year Lenders will make available to FedEx an unsecured multi-currency revolving credit facility in an aggregate amount of up to $1.75 billion, including a $125 million sub-limit for letters of credit. With lender approval, FedEx may elect to increase the aggregate amount available under the New Five-Year Credit Agreement to up to a total of $2.25 billion.

Borrowings under the New Credit Agreements may be used for FedEx’s general corporate purposes, including acquisitions.

The Three-Year Lenders’ and the Five-Year Lenders’ commitments under the New Credit Agreements will terminate on March 15, 2027 and March 15, 2029, respectively, unless terminated earlier by FedEx or by the administrative agent upon an event of default. FedEx may request up to two one-year extensions of the Three-Year Lenders’ commitments under the New Three-Year Credit Agreement and the Five-Year Lenders’ commitments under the New Five-Year Credit Agreement, respectively. FedEx’s obligations under the New Credit Agreements are guaranteed by the same FedEx subsidiaries that guarantee FedEx’s outstanding public debt securities.

Loans under the New Credit Agreements denominated in U.S. dollars will bear interest at a rate per year generally equal to, at FedEx’s election, either:

•
the highest of (a) the interest rate quoted by the Wall Street Journal as the prime rate in the United States; (b) 0.5% plus the greater of (i) the federal funds effective rate and (ii) the overnight bank funding rate, each as determined by the Federal Reserve Bank of New York; and (c) the Secured Overnight Financing Rate (“SOFR”) for a one-month interest period plus 1.0%, plus the applicable margin for such loans (“ABR Loans”);
•
SOFR for the selected term, plus the applicable margin for such loans (“Term Benchmark Loans”); or
•
daily SOFR, plus the applicable margin for such loans (“RFR Loans”).

Loans under the New Credit Agreements denominated in pounds sterling will be classified as RFR Loans and bear interest at a rate per year equal to the sterling overnight index average plus 0.0326% plus the applicable margin, while loans denominated in euros will be classified as Term Benchmark Loans and bear interest at a rate per year equal to the euro interbank offered rate for the relevant period determined by the European Money Markets Institute displayed on the page EURIBOR01 of the Reuters Service, subject to a statutory reserve adjustment, plus the applicable margin.

Letters of credit issued under the New Credit Agreements will be assessed a fee based upon the applicable margin charged for Term Benchmark Loans. In addition, FedEx will pay the issuing banks a fronting fee of 0.125% per year on the undrawn and unexpired amount of each issued letter of credit.

FedEx will also pay commitment fees on the average daily undrawn amount of the New Credit Agreements. The applicable margin for loans and the applicable commitment fees will vary depending upon FedEx’s senior unsecured non-credit-enhanced long-term debt ratings. For example, based upon FedEx’s current ratings of BBB (Standard & Poor’s) and Baa2 (Moody’s Investors Service), the applicable margin for ABR Loans would be 0.25%, the applicable margin for RFR or Term Benchmark Loans would be 1.25%, and the applicable commitment fee rate would be 0.11% per year on undrawn commitments under the New Credit Agreements.

The New Credit Agreements contain customary affirmative and negative covenants, as well as customary events of default. The financial covenants in the New Credit Agreements require FedEx to maintain a ratio of debt (net of unrestricted cash and cash equivalents up to $500 million) to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis (the “Consolidated Total Debt Ratio”). The aggregate amount of adjustments for business optimization and restructuring expenses and pro forma cost savings and synergies associated with an acquisition may not exceed 10% of adjusted EBITDA (calculated after giving effect to any such addback and such cap and all other permitted addbacks and adjustments) in any period.

Following the consummation of an acquisition for which the aggregate cash consideration is at least $250 million, FedEx may elect to increase the Consolidated Total Debt Ratio to 4.0 to 1.0 with respect to the last day of the fiscal quarter during which such acquisition is consummated and the last day of each of the immediately following three consecutive fiscal quarters, provided that there must be at least two consecutive fiscal quarters between such elections during which no increase to the Consolidated Total Debt Ratio is in effect.

Certain of the Three-Year Lenders and Five-Year Lenders, as well as certain of the lenders under the Old Credit Agreements, and their affiliates engage in transactions with, and perform services for, FedEx and its affiliates in the ordinary course of business and have engaged, and may in the future engage, in other commercial banking transactions and investment banking, financial advisory, and other financial services transactions with FedEx and its affiliates.

The New Credit Agreements will be filed as exhibits to FedEx’s annual report on Form 10-K for the fiscal year ending May 31, 2024.

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

FedEx Corporation

Date: March 21, 2024	/s/ Guy M. Erwin II
Guy M. Erwin II
Staff Vice President, Corporate Controller
and Interim Principal Accounting Officer