Form 10-K
period 2024-05-31
FEDEX CORP
filed 2024-07-15
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2024.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2023, was approximately $59.5 billion. The Registrant has no non-voting stock.

As of July 11, 2024, 244,302,246 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2024 annual meeting of stockholders to be held on September 23, 2024 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 1C. Cybersecurity”; “Item 2. Properties”; “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”; the “Trends Affecting Our Business,” “Business Optimization and Realignment Costs,” “Income Taxes,” “Outlook,” “Reportable Segments,” “Liquidity Outlook,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Goodwill and Other Intangible Assets,” “Long-Term Debt and Other Financing Arrangements,” “Leases,” “Income Taxes,” “Retirement Plans,” “Business Segments and Disaggregated Revenue,” “Commitments,” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.

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

PART I

ITEM 1. BUSINESS

Overview

FedEx Corporation (“FedEx”) was incorporated in Delaware on October 2, 1997 to serve as the parent holding company and provide strategic direction to the FedEx portfolio of companies. FedEx provides customers and businesses worldwide with a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing its flexible, efficient, and intelligent global network.

Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and environmental, social, and governance (“ESG”) initiatives can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to such reports available, free of charge, through our website, as soon as reasonably practicable on the day they are filed with or furnished to the SEC. The Investor Relations page of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on the Investor Relations page of our website could be deemed to be material information. We encourage investors, the media, and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report. Except as otherwise specified, any reference to a year in this Annual Report indicates our fiscal year ended May 31 of the year referenced.

One FedEx Consolidation and New Reportable Segments

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. (“FedEx Services”) into Federal Express Corporation (“Federal Express”), becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. On June 1, 2024, FedEx Ground and FedEx Services were merged into Federal Express. FedEx Freight, Inc. (“FedEx Freight”) continues to provide less-than-truckload (“LTL”) freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight will represent our major service lines and constitute our reportable segments. FedEx Custom Critical, Inc. (“FedEx Custom Critical”) will be included in the FedEx Freight segment instead of the Federal Express segment beginning in 2025.

Additionally, the FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment is focused on creating solutions to transform the digital and physical experiences of our customers and team members. The FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment provides document and business services and retail access to our package transportation businesses and the FedEx Logistics, Inc. (“FedEx Logistics”) operating segment provides customs brokerage and global ocean and air freight forwarding, as well as integrated supply chain management solutions through FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). FedEx Dataworks, FedEx Office, and FedEx Logistics are included in “Corporate, other, and eliminations” in our segment reporting. There will be no changes to “Corporate, other, and eliminations” in 2025 following the one FedEx consolidation. For more information about FedEx Dataworks, FedEx Office, and FedEx Logistics, please see “FedEx Dataworks Operating Segment,” “FedEx Office Operating Segment,” and “FedEx Logistics Operating Segment” under “Business Segments” below. For more information about our new reportable segments beginning in the first quarter of 2025, please see “Business Segments” below.

During 2024 and 2023, our reportable segments were FedEx Express, the world’s largest express transportation company; FedEx Ground, a leading North American provider of small-package ground delivery services; FedEx Freight Corporation, a leading North American provider of LTL freight transportation services; and FedEx Services, which provided sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that supported our operating segments. For financial information concerning our reportable segments in place during 2024 and 2023, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Part I of this Annual Report contains certain references to the financial and operational performance of our reportable segments in place during 2024 and 2023. Additional information regarding our reportable segments in place during 2024 and 2023 can be found in “Item 1. Business” and “Item 2. Properties” of our Annual Report for the year ended May 31, 2023. Certain statistical information in Part I of this Annual Report is presented as of June 7, 2024, the earliest practicable date following the one FedEx consolidation.

Strategy

The collective FedEx brand gives us our competitive edge. Further, our strategy allows us to manage our business as a portfolio, in the long-term best interest of the enterprise. As a result, we base decisions on capital investment and service additions or enhancements upon achieving the highest overall long-term return on invested capital for our business as a whole. We focus on making appropriate investments in the technology and assets necessary to optimize our long-term earnings performance and cash flow. Our business strategy also provides flexibility in structuring our network to align with varying macroeconomic conditions and customer demand for the market segments in which the customer operates, allowing us to leverage and manage change. Volatility, uncertainty, and innovation have become the norms in the global transportation market, and we are able to use our flexibility to accommodate changing conditions in the global economy.

For more than 50 years, we built networks that have created a differentiated and unmatched portfolio of services while continuously evolving to meet the changing needs of our customers and the market. With the recent significant growth of e-commerce and as our service mix continues to shift to deferred services, we are continuing to evolve to improve our operational efficiency and enhance profitability through one FedEx, Network 2.0 (our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada), and DRIVE (our comprehensive program to improve long-term profitability). We are building a simplified experience to better serve our customers with enhanced capabilities and transforming to operate with more flexibility, efficiency, and intelligence.

We have implemented Network 2.0 in more than 50 locations in the U.S. and began the phased transition of all legacy FedEx Ground operations and personnel in Canada to Federal Express surface operations in April 2024. As we optimize our network under Network 2.0, Federal Express will continue to utilize both employee couriers and contracted service providers in U.S. surface operations using a market-by-market approach. Additionally, in 2024 we announced Tricolor, the redesign of the Federal Express international air network as part of the DRIVE program to improve efficiency and asset utilization. See “Business Segments” below, “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on one FedEx, Network 2.0, and DRIVE. One FedEx and Network 2.0 will leverage the strength of our networks, people, and assets in more efficient ways, enabling a distinct focus on air and international volume while facilitating a more holistic approach to how we move packages on the ground.

Innovation inspired our start at FedEx over 50 years ago, and it is fueling our future as we combine logistics with digital intelligence. Leveraging the capabilities of FedEx Dataworks, developments in data and technology, including artificial intelligence and machine learning, are facilitating the execution of our DRIVE transformation by creating new opportunities to improve our operational efficiency. See “Business Segments” below for more information. The size and scale of our global network gives us key insights into global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, improve the customer experience, and differentiate our service offerings. To fully harness the power of this data, FedEx Dataworks is focused on putting our data into context and using it to enhance the efficiency of the FedEx network and the end-to-end experience of our customers by making supply chains smarter for everyone.

In January 2024, we announced fdx, a fully integrated data-driven commerce platform that connects the entire customer journey. See “Federal Express Segment — Customer-Driven Technology — E-Commerce and Digital Solutions” below for more information. In early 2025 we formed a new enterprise-wide Data & Technology team, which is focused on initiatives to streamline the technology used during the package delivery lifecycle; establish global standards across pickup-and-delivery, linehaul, sort, and clearance operations; and improve digital products and experiences for the FedEx enterprise and our customers.

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

During 2024 and early 2025, we introduced and expanded a number of innovative solutions, advanced important long-term business initiatives, and made other important investments that benefit our customers, team members, communities, and other stakeholders, including:

• Completing our one FedEx consolidation plan to bring FedEx Ground and FedEx Services into Federal Express, becoming a single company operating a unified, fully integrated air-ground express network.

• Continuing DRIVE, our comprehensive program to improve our long-term profitability.

• Implementing Network 2.0 in more than 50 locations in the U.S. and beginning the phased implementation in Canada.

• Announcing Tricolor, the redesign of the Federal Express international air network to improve efficiency and asset utilization of the entire FedEx system.

• Introducing fdx, a fully integrated data-driven commerce platform that connects the entire customer journey.

• Opening our first Advanced Capability Community in India, which will create employment opportunities and help meet the technological and digital requirements of FedEx operations worldwide.

• Further strengthening our customer offerings through digital and data-driven solutions, such as enhancements to our healthcare services with more powerful capabilities to prioritize critical shipments and provide monitoring and intervention.

• Leveraging the power of our digital insights and predictive capabilities through FedEx Dataworks to proactively divert storm-bound volumes across our networks during severe winter weather in the third quarter of 2024.

In June 2024, we announced that FedEx’s management and Board of Directors are conducting an assessment of the role of FedEx Freight in the company’s portfolio structure.

Business Segments

The following describes in more detail the operations of each of our principal operating segments beginning in the first quarter of 2025:

Federal Express Segment

Overview

Federal Express pioneered the express transportation industry over 50 years ago in 1973 and remains the industry leader today, providing a range of rapid, reliable, time- and day-definite delivery services to more than 220 countries and territories through an integrated air-ground express network. In connection with our one FedEx consolidation, on June 1, 2024 FedEx Ground and FedEx Services were merged into Federal Express.

As of June 7, 2024, Federal Express employed approximately 430,000 employees and had approximately 64,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as nearly 17,000 Walgreens, Dollar General, and Albertsons stores), nearly 700 aircraft, and over 175,000 motorized vehicles in its global network. Federal Express contracts with approximately 6,000 independent small businesses to conduct certain linehaul and pickup-and-delivery operations. See “Operations” below for information regarding the consolidation of these operations into the surface operations of Federal Express. Federal Express also provides cross-border enablement and technology solutions and e-commerce transportation solutions.

U.S. and Canadian Services

Federal Express offers a wide range of U.S. domestic and Canadian shipping services for delivery of packages and freight. Federal Express offers three U.S. domestic overnight package delivery services: FedEx First Overnight, FedEx Priority Overnight, and FedEx Standard Overnight. FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. Federal Express also offers U.S. express overnight and deferred freight services to handle the needs of the time-definite freight market.

Federal Express is also a leading provider of day-definite business and residential package delivery services for packages weighing up to 150 pounds. Federal Express service reaches 100% of the continental U.S. population and nearly 100% of the Canadian population. Federal Express offers residential delivery service to 99% of the U.S. population on Saturdays and more than half of the U.S. population on Sundays. Federal Express also offers an economy service that is available for the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address or P.O. Box in the U.S.

International Services

Federal Express offers a wide range of international shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product. FedEx international package services include a money-back guarantee. Federal Express’s unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company.

International express and deferred package delivery is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries and Caribbean islands in one or two business days, delivery by 10:00 a.m. in one business day from the U.S. to Canada, and by 11:00 a.m. in one business day from the U.S. to Mexico. Federal Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China, and South Africa. In addition, Federal Express offers comprehensive international express and deferred freight services, real-time tracking, and advanced customs clearance.

Our FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 25 countries and territories. Additionally, FedEx International Connect Plus, a contractual e-commerce service currently available from nearly 60 origin countries to over 190 destination countries, provides day-definite delivery typically within two to five business days.

Operations

Federal Express’s largest sorting facility, located in Memphis, serves as the center of the company’s multiple hub-and-spoke system and worldwide air network. A second national air hub facility is located in Indianapolis. We are making investments over multiple years in our facilities to expand and modernize our Indianapolis hub and modernize our Memphis hub. See the “Financial Condition — Liquidity Outlook” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. In addition to these national air hubs, Federal Express operates regional air hubs in Fort Worth, Newark, Oakland, and Greensboro and major metropolitan sorting facilities at airports in Chicago, Los Angeles, and Atlanta.

Facilities at airports in Anchorage, Paris, Cologne, Guangzhou, and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe, and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou, and Osaka are also designed to serve as regional air hubs for their respective market areas. A facility in Miami serves our South Florida, Latin American, and Caribbean markets. A central air hub near Liege, Belgium connects specific large European markets. In addition to its worldwide air network, Federal Express operates road networks in North America, Europe, the Middle East, Asia, Australia, and South America. Federal Express’s unique European road network connects more than 45 countries and territories through 28 transit hubs and more than 600 stations.

With the recent significant growth of e-commerce and as our service mix continues to shift to deferred services, we are fundamentally redesigning our international air network in connection with our DRIVE transformation program. The redesigned network will continue to deploy FedEx-owned aircraft in the delivery of International Priority parcel shipments using our existing hub-and-spoke model. Additionally, a portion of our owned aircraft fleet will be retimed to operate off-cycle, allowing us to build density, decongest hubs, and connect our global surface networks. Finally, we will continue to leverage our global partner network as an adaptive capacity layer, particularly on imbalanced trade lanes, to move e-commerce and deferred volumes.

Throughout its worldwide network, Federal Express operates city stations and employs a staff of customer service agents, cargo handlers, and couriers who pick up and deliver shipments in the station’s service area. In some international areas, independent agents (“Global Service Participants”) have been selected to complete deliveries and to pick up packages. For more information about our sorting and handling facilities, see “Item 2. Properties” of this Annual Report under the caption “Federal Express Segment.”

Federal Express also operates a highly flexible surface network of over 700 legacy FedEx Ground sortation and distribution facilities, including 165 fully automated stations, as of June 7, 2024. Federal Express conducts these operations in the U.S. primarily with more than 95,000 motorized vehicles owned or leased by independent service providers. Through Network 2.0, the multi-year effort to improve the efficiency with which we pick up, transport, and deliver packages in the U.S. and Canada, these operations are being consolidated into the surface operations of Federal Express. We have implemented Network 2.0 in more than 50 locations in the U.S. and began the phased transition of all legacy FedEx Ground operations and personnel in Canada to Federal Express surface operations in April 2024. Under Network 2.0, Federal Express will continue to utilize both its employee couriers and contracted service providers in U.S. surface operations using a market-by-market approach. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on Network 2.0.

Federal Express continues to maximize the use of existing U.S. surface facilities through Network 2.0. Many of these facilities utilize advanced automated unloading and sorting technology to streamline the handling of millions of packages daily. This technology includes a yard management system in many facilities which interacts with GPS tags on trailers to automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute where they are loaded for transport to their respective destination stations for local delivery.

Through collaboration with FedEx Dataworks, Federal Express is also implementing dynamic scheduling tools at many U.S. surface facilities to match sort staffing with volumes and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity. In addition, dock modernization efforts enabled by FedEx Dataworks, including a network operating plan that uses machine learning and algorithms to develop more detailed and accurate volume forecasts, are enhancing productivity at these facilities in furtherance of our DRIVE initiatives. Federal Express is also testing autonomous, driverless technologies in the handling of large, non-conveyable packages, as well as artificial intelligence-enabled robotic product sortation systems to sort small packages. During the third quarter of 2024, Federal Express leveraged the power of our digital insights and predictive capabilities through FedEx Dataworks to proactively divert storm-bound volumes during severe winter weather.

Federal Express offers service providers advanced route optimization technology supported by the capabilities of FedEx Dataworks that includes near real-time data that service providers may use to plan efficient delivery routes and vehicle mix. To promote safe operations, service providers contracting with Federal Express agree to use certain safety-related vehicle technologies and satisfy certain driver standards. Additionally, software systems and internet-based applications are deployed to offer customers new ways to connect internal package data with external delivery information. In 2024 we introduced a new tool to Federal Express service providers to track and drive improvement across key operating metrics tied to demand, safety, service, and productivity. Federal Express provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns, see “Customer-Driven Technology — E-Commerce Solutions” below.

Pricing

Federal Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 1, 2024, a 5.9% average list price increase was implemented in the U.S. for domestic and international services. List prices also increased for contractual services and in international markets at this time.

Federal Express implements and adjusts demand surcharges (previously known as peak surcharges) from time to time based on assessments of shipment volume and capacity in our network. For U.S. domestic services, demand surcharges historically have applied to shipments that are oversized, unauthorized, or require additional handling; to residential packages for customers meeting a certain volume threshold; and to FedEx Ground Economy shipments. Demand surcharges on U.S. domestic services initially implemented beginning in 2020 remained in effect for the first half of 2024. Higher surcharges were applied during the 2024 holiday shipping season, after which time the U.S. domestic demand surcharges were reduced or suspended. Demand surcharges on international services initially implemented beginning in 2020 were reduced for select lanes in September 2023, October 2023, and January 2024 and remained in effect for the Middle East, Indian Subcontinent, and African region until June 3, 2024, and for all other international markets until April 29, 2024.

Federal Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from roughly two weeks prior to the week in which it is assessed. Effective December 11, 2023 and May 6, 2024, the tables used to determine fuel surcharges for U.S. domestic services were updated. The tables used to determine fuel surcharges for international services were updated in November 2023. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Retail Access Network

FedEx Office offers retail access to Federal Express shipping services at all of its retail locations. Federal Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 19,000 Walgreens, Dollar General, and Albertsons stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks. In total, Federal Express has approximately 64,000 drop-off locations.

U.S. Postal Service Agreement

Federal Express’s agreement with the U.S. Postal Service (“USPS”) to provide airport-to-airport transportation of USPS First Class Mail, Priority Mail Express, and Priority Mail within the U.S will expire by its terms on September 29, 2024. Federal Express will continue to provide air transportation services domestically and to Puerto Rico through the contract’s expiration. Federal Express also provides transportation and delivery for the USPS’s international delivery service called Global Express Guaranteed under a separate agreement. For more information, see “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report.

Fuel Supplies and Costs

During 2024, FedEx Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.

The following table sets forth FedEx Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Cost (in millions)	Percentage of Consolidated Revenue
2024	$3,598	4.1%
2023	4,515	5.0
2022	3,867	4.1
2021	2,065	2.5
2020	2,265	3.3

Most of Federal Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.

Competition

As described in “Item 1A. Risk Factors” of this Annual Report, the U.S. domestic and international package and the U.S. domestic freight and international freight markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. The ability to compete effectively depends upon price, frequency, reliability, capacity and speed of scheduled service, ability to track packages, extent of geographic coverage, innovative service offerings, and the fit within the customer’s overall supply chain.

Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders, and the USPS. Federal Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. Federal Express also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors and delivery service providers for deliveries, and may be considered competitors. For example, Amazon.com has established a network of hubs, aircraft, and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. Many of Federal Express’s international competitors are government-owned, -controlled, or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity, and more favorable operating conditions than Federal Express. For more information, see “Item 1A. Risk Factors” of this Annual Report.

Employees and Service Providers

Rajesh Subramaniam is the President and Chief Executive Officer of Federal Express, John A. Smith is the Chief Operating Officer – United States and Canada, and Richard W. Smith is the Chief Operating Officer – International and Chief Executive Officer – Airline. As of June 7, 2024, Federal Express employed approximately 241,000 permanent full-time and approximately 189,000 permanent part-time employees. In addition, Federal Express contracts with approximately 6,000 independent small businesses to conduct certain linehaul and pickup-and-delivery operations.

The pilots at Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect in November 2015. The collective bargaining agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in

November 2022 the National Mediation Board (“NMB”) began actively mediating the negotiations. In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Master Executive Council the prior month. Bargaining for a successor agreement continues. In April 2024, the NMB rejected ALPA’s request for a proffer of arbitration. FedEx will continue to bargain in good faith and the ongoing bargaining process has no effect on our operations. In addition to our pilots, certain of FedEx’s non-U.S. employees are unionized. FedEx believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.

Federal Express, as successor to FedEx Ground, is defending against lawsuits in which it is alleged that Federal Express should be treated as an employer or joint employer of drivers employed by service providers engaged by Federal Express. We continue to believe that Federal Express is not an employer or joint employer of the drivers of these independent businesses. The status of the drivers employed by these service providers could be further challenged in connection with the recent one FedEx consolidation and Network 2.0. For information regarding these proceedings, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Annual Report and Note 20 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Customer-Driven Technology

FedEx is a world leader in technology, and FedEx founder Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed, and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. During 2024 we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market, and resiliency. See “FedEx Dataworks Operating Segment” below for more information on the solutions we are creating to enhance the end-to-end experience of our customers by making supply chains smarter for everyone.

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

SenseAware Mobile, a FedEx innovation currently available in over 130 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, precise temperature, relative humidity, barometric pressure readings, light exposure, shock events, tilt beyond a certain angle, and healthcare subsampling. Additionally, FedEx SenseAware ID is a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID is creating opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the Federal Express network. FedEx is currently expanding access to FedEx SenseAware ID and plans to eventually make FedEx SenseAware ID available for a broad range of premium Federal Express services.

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

FedEx Surround Select is a visibility platform that allows customers to view and manage shipments in one place. The tool provides global visibility into shipments with package-level insights in near real-time. Advanced features include predictive delay notifications, weather advisories, and customizable views and reports.

In 2023, FedEx announced the launch of Picture Proof of Delivery for express and ground residential deliveries in the U.S. and Canada that are released without a signature. The capability has since expanded to 60 countries globally.

Additionally, our FedEx Ship Manager suite of solutions offers a wide range of options to help our customers manage their parcel and LTL shipping and associated processes.

E-Commerce and Digital Solutions

FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations, and times of delivery. Additionally, FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns and an easy way to track shipments, manage inventory, analyze returns trends, and make more informed decisions based on shoppers’ returns behaviors. In 2023 we launched FedEx Consolidated Returns in the U.S., a low-priced, easy e-commerce solution for low-weight returns facilitated through supply chain services offered by FedEx Supply Chain and FedEx Office. Through FedEx Consolidated Returns, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at approximately 2,000 FedEx Office locations. The returned items will then be consolidated with other returns and processed through FedEx Supply Chain and sent back to the merchants via an LTL option.

The FedEx retail convenience network also utilizes third-party retailers to receive and hold packages for FedEx customers. The U.S. retail convenience network has grown to include nearly 17,000 Walgreens, Dollar General, and Albertsons stores in addition to our approximately 2,000 FedEx Office locations and over 600 FedEx Ship Centers. In addition to allowing for an easy returns and drop-off experience for shoppers, the retail convenience network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology at Walgreens locations, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package. Additionally, FedEx offers drop off and sold shipping services at nearly 1,000 Office Depot and Office Max locations and over 4,000 FedEx Authorized Ship Centers.

We have expanded e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by Federal Express, with next-day local delivery and two-day shipping to any address in the continental U.S. FedEx Extra Hours, which is currently available to select customers, allows retailers to extend evening order cutoff times by five to eight hours, with some as late as midnight, depending on their current order fulfillment process.

In January 2024, FedEx announced fdx, a fully integrated data-driven commerce platform that connects the entire customer journey. Enabled by FedEx Dataworks and by providing data and insights that improve visibility and connected capabilities across the customer journey, fdx will help merchants make more strategic logistics decisions from point of demand to delivery and returns. The fdx platform is currently available as a private preview upon request, with the official launch planned for the second quarter of 2025.

My FedEx Rewards allows businesses in the U.S. to earn rewards for their loyalty in shipping and printing with FedEx.

Through innovative partnerships, FedEx Dataworks seeks to open pathways to e-commerce and empower customers with differentiated insights and tools. In 2022, we announced a multi-year partnership with Salesforce that integrates Salesforce Commerce Cloud and Salesforce Order Management with innovative capabilities from FedEx and ShopRunner. We will leverage our relationship with Salesforce to pursue additional innovations and provide customers a more informed, efficient, and personalized FedEx experience. Additionally, in 2023 FedEx and FourKites announced a strategic alliance to provide businesses with new, more robust real-time supply chain visibility capabilities. In 2023, we also announced a strategic alliance with Cart.com to create integrated solutions that help address some of the biggest e-commerce challenges.

ShopRunner is a consumer membership program that provides benefits such as easy order tracking at hundreds of retailers, free two-day shipping and returns, and other benefits.

See “The Environment” below for information about our FedEx® Sustainability Insights tool, which gives customers and suppliers access to estimated CO2e emission data associated with FedEx shipments.

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

In 2022, we began a pilot program with Aurora Innovation, Inc. (“Aurora”) and PACCAR Inc. (“PACCAR”) to test Aurora’s autonomous driving technology in PACCAR autonomous vehicle platform-equipped trucks within FedEx linehaul operations. Additionally, Federal Express is developing plans to test Elroy Air’s autonomous air cargo system within the company’s middle-mile logistics operations, moving shipments between sortation locations.

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

• The #11 Joe Gibbs Racing Toyota Camry driven by Denny Hamlin in the NASCAR Cup Series.

• FedExForum in Memphis, the arena in which the NBA’s Memphis Grizzlies and the University of Memphis men’s basketball team play their respective home games.

Additionally, FedEx is the “Official Delivery Service Sponsor” and “Official Office Services Provider” of the NFL, through which we conduct events and other activities to promote the FedEx brand, such as the “FedEx Air & Ground” NFL Players of the Week and Players of the Year Awards.

Information Security

FedEx has a team of highly qualified professionals dedicated to securing information about our customers’ shipments and protecting our customers’, vendors’, and employees’ privacy, and we strive to provide a safe, secure online environment for our customers. We are committed to compliance with applicable information security laws, regulations, and industry standards. For more information, see “Item 1A. Risk Factors” and “Item 1C. Cybersecurity” of this Annual Report.

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

Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between the U.S. and Canada. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada. FedEx Freight Mexico offers FedEx Freight Priority to deliver cross-border and intra-Mexico LTL shipments door-to-door. Customers receive support from the FedEx Freight International Services team to monitor LTL freight shipments, review customer paperwork, and follow up to avoid shipping delays when shipments are crossing borders. FedEx Freight provides additional service to Mexico, Puerto Rico, and the U.S. Virgin Islands via alliances.

Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. With the expansion of FedEx electronic solutions, LTL shippers have the convenience of a single shipping and tracking solution for FedEx Freight and Federal Express. These solutions make freight shipping easier and provide customers easy access to their account information. Customers can also process domestic and cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Web Services, FedEx API, and LTL Select. LTL Select is a free cloud-based, multi-carrier transportation management system that provides customers with visibility into all available carriers and their pricing in one location, as well as the ability to book service and make payments. FedEx Freight uses radio frequency identification technology and customized software to improve shipment visibility on its docks and enhance custodial control at the handling unit level.

FedEx Freight Direct addresses the growing e-commerce market for big and bulky products. It has four delivery service levels to meet customer needs, with basic and basic by appointment to-the-door services and standard through-the-door service available to nearly 100% of the U.S. population. Premium through-the-door service with packaging removal is available to 90% of the continental U.S. population. The services include flexible delivery windows, end-to-end visibility, proactive notifications, and returns services with flexible pickup windows and label-less options.

As of June 7, 2024, the FedEx Freight segment was operating nearly 30,000 motorized vehicles from a network of approximately 360 service centers and had approximately 40,000 employees. Lance D. Moll is the President of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are XPO Logistics, Inc., Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company), SAIA, Inc., and TFI International Inc. In connection with the one FedEx consolidation, FedEx Freight Corporation merged into FedEx Freight on June 1, 2024. We are currently bargaining with the International Brotherhood of Teamsters at one FedEx Freight facility.

In June 2024, we announced that FedEx’s management and Board of Directors are conducting an assessment of the role of FedEx Freight in the company’s portfolio structure. See “Item 1A. Risk Factors — Strategic Risks — Our ongoing assessment of the role of FedEx Freight in our portfolio structure may not result in any consummated transaction or other outcome and could adversely affect our business, and there is no guarantee that any transaction resulting from the assessment will ultimately benefit our stockholders” for more information.

Pricing

FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100 Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 1, 2024, FedEx Freight implemented a 5.9% average list price increase for customers who use FXF PZONE and FXF EZONE rates and a 6.9% average list price increase for customers who use FXF 1000 and FXF 501. These increases apply for shipments within the U.S. and between the contiguous U.S. and Canada.

FedEx Freight implements and adjusts demand surcharges from time-to-time based on assessments of shipment volume and capacity in our network. Beginning in July 2021 FedEx Freight implemented a demand peak surcharge applying to specific delivery points within the U.S. The demand peak surcharge has been adjusted periodically since implementation. Effective November 15, 2021, FedEx Freight increased applicable length surcharges. Effective January 17, 2022, FedEx Freight added a surcharge that applies when a pickup is performed and no shipment is tendered to the carrier. Effective January 16, 2023, FedEx Freight changed the extreme length surcharge to a tier-based length structure. The company continues to explore ways to modernize freight pricing including through dimension-in-motion technology, which more accurately captures freight profile and improves its ability to cost and price shipments.

FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. Effective July 1, 2024, the tables used to determine fuel surcharges at FedEx Freight were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” for more information.

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

FedEx Dataworks Operating Segment

The FedEx Dataworks operating segment is focused on putting our data into context and using it to enhance the efficiency of the FedEx network and our customers’ supply chains, as well as the end-to-end experience of our customers. The size and scale of our global network gives us a bird’s-eye view of global supply chains and trends and provides an immense amount of data. As the digital twin of our physical network and a key enabler of our DRIVE transformation, FedEx Dataworks leverages this information to allow us to work differently through a more technology-enabled, data-driven approach. See “Federal Express Segment — Operations” above for information regarding how FedEx Dataworks is enabling the transformation of our physical network.

FedEx Dataworks is working to centralize data onto a single enterprise platform. By adopting this single platform — where machine learning models are reusable and self-learning — we are able to solve problems and deliver value to stakeholders at speed, scale, and with the right economics. This enterprise data platform serves as the foundation for our data science and machine learning practice and houses a common set of models and insights that can be reused across different use cases. Focusing on design principles that embrace simplification, our teams are working to enhance efficiencies and value across our operational portfolio. As we move forward as one FedEx, FedEx Dataworks is playing a critical role in creating data-driven solutions.

For more information regarding FedEx Dataworks’ e-commerce partnerships, tools, and solutions, see “Federal Express Segment — Customer-Driven Technology — E-Commerce and Digital Solutions.”

Sriram Krishnasamy is the Chief Executive Officer of FedEx Dataworks, which is based in Memphis, Tennessee. As of June 7, 2024, FedEx Dataworks had approximately 600 employees. FedEx Dataworks is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Office Operating Segment

As of June 7, 2024, FedEx Office operated approximately 2,000 customer-facing stores and manages the relationship and strategy for all on-site, owned, and third-party retail channel locations, providing convenient access to printing and shipping expertise with reliable service.

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

FedEx Office provides customers convenient access to the full range of Federal Express shipping services. Customers may have their Federal Express packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office offers the Ship and Go kiosk, a convenient self-serve shipping kiosk in approximately 1,300 locations. The Ship and Go kiosk allows customers to generate a label via a mobile label or QR code and drop off packages in a secure drop bin for a seamless and efficient customer experience. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Through FedEx Consolidated Returns, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at a FedEx Office location. For information regarding FedEx Consolidated Returns, see “Federal Express Segment — Customer-Driven Technology — E-Commerce and Digital Solutions.”

FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped, FedEx Office offers a complete “pack-and-ship” solution. FedEx Office also offers FedEx Pack Plus, which includes custom box building capabilities and techniques; a robust assortment of specialty boxes; and additional packing supplies, equipment, and tools to serve our customers’ needs.

Almost all FedEx Office locations provide local pickup-and-delivery service for print jobs completed by FedEx Office. A FedEx courier picks up a customer’s print job at the customer’s location and then returns the finished product to the customer. Options and services vary by location.

Brian D. Philips is the President of FedEx Office, which is based in Plano, Texas. As of June 7, 2024, FedEx Office had approximately 13,000 employees. FedEx Office is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Logistics Operating Segment

The FedEx Logistics operating segment plays a key role within the FedEx portfolio with a comprehensive suite of integrated logistics solutions, providing air and ocean cargo transportation, specialty transportation, customs brokerage, and trade management tools and data, as well as third party logistics and supply chain solutions through FedEx Supply Chain. FedEx Logistics has the unique ability to leverage the power of the FedEx transportation networks as well as its global network of service providers. Additionally, FedEx Logistics provides international trade advisory services.

Patrick Moebel is the President of FedEx Logistics, which is based in Memphis, Tennessee. Scott M. Temple is the President of FedEx Supply Chain, which is based in Pittsburgh, Pennsylvania. As of June 7, 2024, the FedEx Logistics organization (including FedEx Supply Chain) had more than 18,000 employees. FedEx Supply Chain has a small number of employees who are members of unions. FedEx Logistics is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.

FedEx Logistics provides international trade services, specializing in customs brokerage, global ocean and air freight forwarding, and managed transportation. Additionally, FedEx Logistics provides customs clearance services at its major U.S. air hub facilities and border customs clearance for U.S. surface operations, and FedEx Logistics also offers global door-to-door air charter solutions collaborating with Federal Express and U.S. import door-to-door less-than-container-load ocean solutions collaborating with FedEx Freight.

As trade throughout the world grows, so does the FedEx Logistics solutions portfolio. As of June 7, 2024, FedEx Logistics operated approximately 115 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. FedEx Logistics maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.

FedEx Logistics offers customized trade solutions that enable improved compliance practices through FedEx Trade Solutions.

FedEx Supply Chain

FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With approximately 13,000 employees at nearly 80 facilities as of June 7, 2024, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk, and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, and product liquidation.

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

Trademarks

Federal Express owns numerous trademarks and intellectual property rights relating to the “FedEx” trademark. Those trademarks, service marks, and trade names are essential to our worldwide business, and include FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Services, FedEx Office, FedEx Logistics, FedEx Dataworks, FedEx Trade Networks Transport & Brokerage, FedEx Supply Chain, FedEx Custom Critical, and ShopRunner. Federal Express licenses the use of certain trademarks to support our business, and takes active measures to enforce its intellectual property rights where appropriate.

Regulation

Air. Under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), both the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”) exercise regulatory authority over Federal Express’s air operations.

The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, as well as personnel and ground facilities, which may from time to time affect the ability of Federal Express to operate its aircraft in the most efficient manner. Federal Express holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as Federal Express maintains its standards of safety and meets the operational requirements of the regulations.

The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. Federal Express holds various certificates issued by the DOT authorizing the company to engage in U.S. and international air transportation of property and mail on a worldwide basis. These certificates remain in effect as we maintain our economic fitness to perform all-cargo services following the one FedEx consolidation.

Under the Aviation and Transportation Security Act of 2001, as amended, the Transportation Security Administration (“TSA”), an agency within the Department of Homeland Security, has responsibility for aviation security. The TSA requires Federal Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. These requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. It is reasonably possible that these rules or other future security requirements could impose material costs on us.

Federal Express participates in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of Federal Express’s wide-bodied aircraft in the event of a declared need, including a national emergency. Federal Express is compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, Federal Express is entitled to bid on peacetime military cargo charter business. Federal Express, together with a consortium of other carriers, currently contracts with the U.S. government for such charter flights.

See “Item 1A. Risk Factors” of this Annual Report for discussion of regulations related to pilots, including the proposed pilot flight and duty time regulations, that could affect our business.

Ground. The ground transportation performed by employees of Federal Express is integral to its air transportation services. The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes, or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. Federal Express is registered in those states that require registration.

The interstate operations of Federal Express that utilize contracted service providers to conduct certain linehaul operations, as well as the interstate operations of FedEx Freight and FedEx Custom Critical, are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates, routes, and services in interstate freight transportation.

Like other interstate motor carriers, our operations are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.

International. Federal Express’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the

DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of Federal Express to operate its air network in the most efficient manner, and efficient operations often utilize open skies provisions of aviation agreements. Additionally, global air cargo carriers, such as Federal Express, are subject to current and potential additional aviation security regulation by U.S. and foreign governments.

Our operations outside of the U.S., such as Federal Express’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as Federal Express to compete effectively in parts of the international domestic transportation and logistics market.

Environmental.

Noise: Pursuant to the Federal Aviation Act, the FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. Federal Express’s aircraft fleet is in compliance with current FAA noise standards. Although the Airport Noise and Capacity Act of 1990 established a National Noise Policy that enables certain airport operators to implement noise abatement programs, it created an opportunity for Federal Express to plan for noise reduction and better respond to local noise constraints. Additionally, certain U.S. airport operators have implemented local noise regulations, and certain foreign jurisdictions impose noise-based limitations on airline operations. Neither the National Noise Policy nor any domestic or foreign local noise regulations have a material effect in any of Federal Express’s significant markets.

Greenhouse Gas Emissions: Concern over climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. In 2016, the International Civil Aviation Organization (“ICAO”) formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”). This program established a goal for the aviation industry to achieve carbon neutral growth in international aviation beginning in calendar 2021. Any growth above a global industry emissions baseline would need to be addressed using either eligible carbon offset credits or qualifying sustainable aviation fuel purchases. The baseline was originally set as an average of calendar 2019 and calendar 2020 emissions. In 2023, due to the effects of COVID-19 on the airline industry, the ICAO adopted a new baseline of 85% of calendar 2019 emissions. The U.S. has not fully implemented CORSIA to date. In the interim, we continue to voluntarily report our emissions data to the FAA.

Other ICAO member states are moving forward with implementing CORSIA and have taken additional action to reduce aircraft GHG emissions. For example, both the EU and the United Kingdom have implemented regulations to include aviation in the Emissions Trading Scheme (“ETS”). For the EU, under these regulations any airline with flights originating or landing in the European Economic Area (“EEA”) is subject to the ETS. Beginning in calendar 2012, airlines including Federal Express were required to purchase emissions allowances or, alternatively, purchase qualifying sustainable aviation fuel if they exceeded the number of free allowances allocated under the ETS. While the current scope of ETS has been limited to apply only to flights within the EEA through calendar 2026, the EU adopted legislation in 2023 requiring that a study be conducted in July 2026 reassessing whether the European Commission should propose to expand the scope of ETS to include international flights from the EEA based on CORSIA implementation and performance.

We expect compliance with CORSIA and the ETS to increase FedEx operating expenses. The amount of such increase will ultimately depend on a number of factors, including the number of our flights subject to CORSIA and the ETS, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize sustainable aviation fuels in the future and the price of such fuels, the availability of free allowances (which will be eliminated entirely by the end of calendar 2026), and the price of eligible emission units, offsets, or allowances required to be purchased by FedEx.

Additionally, in 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of currently in-production aircraft types from calendar 2023. ICAO established a production cutoff date of January 1, 2028 for aircraft that do not comply with these standards. The standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In 2021, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards, and the FAA finalized its own conforming rulemaking to implement the standards through its aircraft certification process which went into effect on April 16, 2024. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In 2021 the U.S. reentered the Paris climate accord, an agreement among 197 countries to reduce GHG emissions. The effect of the reentry on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain.

Additionally, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business.

See “Item 1A. Risk Factors — Environmental, Climate, and Weather Risks — We may be affected by global climate change or by legal, regulatory, or market responses to such change” for information on disclosure requirements regarding GHG emissions and other environmental matters.

Sustainable Aviation Fuels: On October 18, 2023, the EU adopted its Refuel EU regulation requiring fuel producers at certain EU airports to supply a minimum percentage of blended sustainable aviation fuel to aircraft operators beginning January 1, 2025. The mandate requires that, beginning in calendar 2025, two percent of the jet fuel supplied in certain EU airports must qualify as sustainable aviation fuel, and the percentage increases incrementally to 70% in calendar 2050. Fuel suppliers have incorporated a sustainable aviation fee into future uptake agreements for their compliance costs related to the Refuel EU regulation. A similar mandate is expected to go into effect in the United Kingdom on January 1, 2025.

Hazardous Substances: Although a petition for review was filed in U.S. District Court for the District of Columbia in June 2024, the EPA rule designating certain per- and polyfluoroalkyl substances (“PFAS”) as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) became effective July 8, 2024. Numerous U.S. states have adopted additional regulations governing these substances. PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams approved for use by the FAA to extinguish fuel-based fires at airports and refineries. The EPA rule could subject airlines and refineries to potential liability for cleanup of historical PFAS contamination. We could incur remediation costs for currently and formerly operated facilities. While the impact of this rulemaking on our business and results of operations cannot currently be predicted, we remain committed to transitioning to PFAS-free materials for fire suppression in accordance with the framework outlined by the FAA in May 2023.

Vehicle Emissions Regulations: In October 2023, the California Air Resources Board’s (“CARB”) Advanced Clean Fleets (“ACF”) rule requiring subject companies to adopt an increasing percentage of medium and heavy duty zero emission trucks (“ZEVs”) became effective. While the rule is currently subject to litigation, FedEx selected the ZEV milestones option to meet its compliance obligation under the rule. This option requires that we continuously meet or exceed certain scheduled ZEV fleet milestone percentage requirements, as outlined in the regulation. The ZEV milestones option ultimately requires fleets to transition to 100% ZEVs by a target date according to vehicle type. While the ACF rule may permit companies to seek exemptions or relief in certain instances, there are no assurances that relief from the regulation will be obtained. At this point, there are virtually no ZEVs widely available that are suitable replacements for vehicles currently used, and there does not appear to be sufficient infrastructure in place to support an electric vehicle fleet operation throughout our current terminal network. Further, additional states have adopted rules similar to CARB’s ACF rule with more expected to follow. To address these regulatory requirements, FedEx has made investments in capital equipment, vehicles, and infrastructure.

We are also subject to other U.S. and international environmental laws and regulations relating to, among other things, the shipment of dangerous goods, the management of underground storage tanks, the discharge of effluents from our properties and equipment, and contingency planning for spills of petroleum products. Additionally, certain contractual and lease agreements governing regulated substances could trigger investigation and remediation obligations if sites become affected. Federal Express has an environmental management system based on International Standardization 14001 designed to maintain compliance with these regulations and minimize our operational environmental footprint and certified all U.S. airport locations in 2022.

Export Controls. In recent years, the U.S. government has increased the number of companies and persons subject to U.S. export control regulations. Such regulations can restrict the types of items that FedEx customers are permitted to ship to certain entities, and in some instances may prohibit FedEx from serving certain entities altogether. Violations of these regulations can result in significant monetary and other penalties. For example, the Export Control Reform Act of 2018 (the “ECRA”) and its implementing regulations, the Export Administration Regulations (the “EARs”), hold carriers such as FedEx strictly liable for shipments that may violate the EARs without requiring evidence that the carriers had knowledge of any violations. Violations of the ECRA can result in criminal penalties of up to $1 million and civil penalties up to $365,000 (or twice the value of the transaction) per individual violation. FedEx continues to invest in improvements and updates to its export control compliance programs. However, the heightened focus on export controls by the U.S. government increases FedEx’s exposure to potential regulatory penalties and could result in higher compliance costs.

Customs Clearance, Customs Brokerage, and Freight Forwarding. Our customs clearance activities, including customs brokerage, are subject to regulation by U.S. Customs and Border Protection and other partner government agencies (for example, the Food and Drug Administration) that regulate the importation and exportation of specific products. Our freight forwarding activities are regulated by the Transportation Security Administration within the Department of Homeland Security, the U.S. Federal Maritime Commission (ocean freight forwarding), and the Department of Transportation (air freight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.

Labor. All U.S. employees at Federal Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the U.S. at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board (“NMB”) before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.

The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are now the dominant national transportation systems. As an air express carrier with an integrated air/ground network, Federal Express and its employees have been covered by the RLA since the founding of the company. The purpose of the RLA is to offer employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting global commerce from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at Federal Express, cannot be shut down by the actions of a local segment of the network.

The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most Federal Express employees from the jurisdiction of the RLA, thereby exposing the Federal Express network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground express network. This jurisdiction could be challenged in connection with our one FedEx consolidation and Network 2.0. In addition, the NMB and the National Labor Relations Board (“NLRB”) have and may continue to take actions that could make it easier for our employees, and employees of service providers contracting with Federal Express to conduct certain linehaul and pickup-and-delivery operations, to organize under the RLA or NLRA. For a description of these and other potential labor law changes, see “Item 1A. Risk Factors” of this Annual Report.

Data Protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally. For more information, see “Item 1A. Risk Factors” of this Annual Report.

Reputation and Responsibility

FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2024, FedEx ranked 17th in FORTUNE magazine’s “World’s Most Admired Companies” list — the 24th consecutive year FedEx has ranked among the top 20 in the FORTUNE Most Admired Companies list, with 15 of those years ranking among the top 10. We also retained our position as the highest ranked delivery company on the “World’s Most Admired Companies” list. Additionally, in 2024 Ethisphere, a global leader in defining and advancing the standards of ethical business practices, named FedEx as one of the World’s Most Ethical Companies® for the second year in a row. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2023 FedEx was named the 21st best workplace overall in FORTUNE magazine’s list of the “World’s Best Workplaces.”

The success of our efforts is built on our sound ESG practices, which are aligned with our strategic focus. Our 2024 ESG Report is available at fedex.com/en-us/sustainability/reports.html. This report details progress toward our ESG strategies, goals, and initiatives and our approach toward industry leadership in ESG to support our strategy and values. Information in our ESG Report is not incorporated by reference in, and does not form part of, this Annual Report.

We remain committed to helping lift local economies by investing in people and communities where we live and work. In the U.S., this includes seeking diverse suppliers and strengthening our supply chain by sourcing from small, minority-, and women-owned businesses. We have a history of supporting diverse and inclusive nonprofit and community empowerment organizations to create greater economic opportunity, help amplify diverse voices, and provide access to leadership, educational, and employment opportunities that inspire people to succeed.

Human Resource Management

Our Culture

At FedEx, our people are at the heart of our success and are the foundation of our strong reputation. Our exceptional human network shapes our identity, reputation, and the type of business we strive to be. Ultimately, our success depends on the talent, dedication, and well-being of our people—our greatest asset. As we continue to grow globally, we remain dedicated to continuously recruiting, retaining, nurturing, and providing unwavering support to our team members and making FedEx an inclusive, equitable, and growth-focused workplace. We also conduct periodic audits of our labor practices to assess compliance with regulatory requirements. The Compensation and Human Resources Committee of our Board of Directors reviews and discusses with management our key human resource management strategies and programs, including company culture and Diversity, Equity, Inclusion & Opportunity (“DEI&O”).

For over 50 years, our culture has not only served as a unifying force across our entire company, but also enabled us to drive progress and uphold our principles. Our five culture values—take care of each other, commit to do good, drive business results, own outstanding, and create what’s next—unify our enterprise and empower us to support our strategy and values. These values are grounded in our People–Service–Profit philosophy, the Purple Promise to make every FedEx experience outstanding, and our Quality Driven Management approach, which we bring to life by:

• Prioritizing safety.

• Taking care of our team members.

• Embracing DEI&O so everyone feels appreciated and valued.

• Delivering excellence and value for our customers and stockholders.

• Acting with integrity in all that we do.

• Supporting our communities.

• Helping shape a better world.

• Growing profitably to reinvest in our team members and business.

Health and Safety

Upholding the health, safety, and well-being of our team members and contractors is a foundational value in every aspect of our business. Our commitment is rooted in our culture of “Safety Above All.” At FedEx, we integrate safety into everything we do to protect our workforce, business partners, and the communities we serve. Our detailed safety policies, education, and technology investments are embedded into our day-to-day work and help us follow through on our commitment to make our workplaces and communities safer for our team members, customers, and communities. The Governance, Safety, and Public Policy Committee of our Board of Directors oversees our safety strategies, policies, programs, developments, and practices.

Diversity, Equity, and Inclusion Creates Opportunity

As a company operating in over 220 countries and territories, we understand the strengths that come from fostering a global culture of DEI&O. It is a foundational value that fuels collaboration; enables us to attract, retain, and nurture a skilled workforce; and drives our business performance and sustainability. We foster diverse perspectives in leadership and decision-making, which is reflected in our business strategies.

Opportunity is at the forefront of our commitment to excellence. We are committed to maintaining an inclusive culture where everyone is treated with respect and has an opportunity for advancement and promotion. At every level of the enterprise, everyone plays a role in building a more inclusive and equitable FedEx. This commitment is conveyed through our DEI&O framework, supported by four strategic pillars: Opportunities for Our People; Opportunities for Education and Engagement; Opportunities for Our Communities, Customers, and Suppliers; and Opportunities to Tell Our Story. We continue to roll out programs to ensure our people are engaged and can develop at FedEx. FedEx has successfully launched a program in 14 U.S. markets to make our hiring process more inclusive for Spanish-speaking candidates, and we provide team members with English as a Second Language courses through this program. Additionally, FedEx has a dedicated recruitment plan for U.S. military veterans transitioning to the private sector.

To further our transparency efforts regarding our workforce composition, we report the prior year’s gender, racial, and ethnic composition of our U.S. workforce by EEO-1 job category, as set forth in the consolidated EEO-1 Reports filed by FedEx and its operating subsidiaries with the Equal Employment Opportunity Commission. These reports can be found at fedex.com/en-us/about.html.

Quality of Life

Our integrated benefits offerings are designed to invest in the health, well-being, and productivity of our people to allow them to lead fulfilling lives, both inside and outside of work. We provide all eligible full- and part-time team members with a comprehensive set of competitive benefits, including healthcare, wellness initiatives, flexible paid time off (for sick leave and other absences), and other benefits. To help ensure our benefits and compensation packages remain competitive, we routinely conduct peer benchmarking and internal pay equity analyses.

In the U.S., we cover approximately 70% of the total eligible health, wellness, and disability costs at the plan level for approximately 215,000 participating employees as of January 2024. Our health benefits package offers flexibility in medical, behavioral, dental, vision, and pharmacy coverage, coupled with enhanced member support services. Our time-off benefits are thoughtfully tailored based on input from our team members, helping ensure they meet the needs of individuals. We also provide dedicated paid sick and parental leave to eligible full- and part-time employees. Recognizing the importance of supporting the mental health of our team members, we offer 24/7 confidential counseling services through our Employee Assistance Program, which is accessible to team members and their household members. We frequently communicate with employees on how to access these resources to promote their use across the enterprise.

At FedEx, we are dedicated to nurturing the growth and career development of our team members, which enables them to better deliver on the Purple Promise. Our recently completed one FedEx consolidation will make it easier for FedEx team members to manage their careers. To align with emerging trends, we adapt our learning frameworks to cover existing competencies and any future capabilities we may need. Our suite of learning and development opportunities is designed to enhance team member engagement, improve retention, and strengthen our employee value proposition. All new employees complete our Core New Employee Orientation, which is tailored to the specific responsibilities of team members within their local workplaces. This comprehensive onboarding experience encompasses key topics such as safety, security, compliance, sustainability, and DEI&O. After orientation, we implement a range of programs and initiatives across our global operations to foster an environment of continuous learning and career development. Team members can access the FedEx Learning Center, a vast library of nearly 16,000 online courses that deliver an efficient and convenient learning experience.

We are committed to supporting team members who wish to pursue higher education in a variety of ways. The Learning inspired by FedEx (LiFE) program—a collaborative initiative between the company and The University of Memphis—offers tuition-free, fully online degree options spanning 30 associate’s and bachelor’s programs to eligible FedEx employees. FedEx maintains a robust performance management process to support ongoing dialogue and career growth for our team members.

Talent Acquisition, Engagement, and Turnover

We shape our recruitment practices to build a highly skilled workforce that mirrors the diverse communities we serve. We are focused on intentional, effective recruitment strategies that enable us to simplify the application process and hire quality candidates. We strive to retain team members through engagement, competitive wages, enhanced benefits, flexible scheduling, and career development programs. Our team members’ feedback is integral to understanding engagement and our human resource management approach and strategy. We provide a range of avenues for engagement, including annual surveys, employee networks, and direct channels for feedback. These methods allow us to better understand employee concerns and expectations, and results from these engagements inform our future strategies. Annually, we conduct an engagement survey to measure employee insights on our culture, engagement, and inclusion.

We continually monitor and adjust our workplace strategy by incorporating current best practices and using survey data at the local, national, and enterprise levels to guide our approach. We also encourage meaningful in-person work, including important team meetings, planning sessions, and engaging office events.

Globally, in 2024, we hired over 487,000 full- and part-time team members. Turnover for part-time team members, primarily package handlers at our sorting locations, was 195%, while full-time team member turnover was 26%, in 2024. Turnover rates among part-time frontline workers in a number of industries are historically higher than among other employee groups. Within the ground transportation industry, many part-time workers pursue temporary employment opportunities that allow them to exit and re-enter the workforce more frequently based on their needs. These traditionally higher rates have recently been further exacerbated by elevated hiring volumes.

Other Information

As of May 31, 2024, FedEx employed approximately 306,000 permanent full-time and approximately 199,000 permanent part-time employees and utilized approximately 6,000 contracted service providers to conduct certain linehaul and pickup-and-delivery operations.

See “Business Segments — Federal Express Segment — Employees and Service Providers” for information regarding our continued bargaining efforts to reach an agreement with the union representing our pilots. A small number of our other employees are members of unions. For additional information, see “Business Segments” and “Regulation” and “Item 1A. Risk Factors.”

Our Community

FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources, and network. Through FedEx Cares, our global community engagement program, we support non-profit organizations working to solve social challenges relevant to our business, customers, and team members. We pair donations with charitable shipping and access to our global network, team member volunteers, subject matter expertise, influence, and connections to meet social and business goals. We make our biggest investments in areas where we can address significant issues and apply our unique business capabilities. Real change takes significant investment, authentic support for communities, and a commitment to continuous learning. FedEx Cares focuses on three major giving pillars:

• Delivering for Good: Mobilizing FedEx’s passionate team members, global network, and best-in-class logistics expertise to support humanitarian relief, respond to disasters, and help non-profit organizations make complex shipments to benefit our communities.

• Global Entrepreneurship: Equipping entrepreneurs from all backgrounds with the training, connections, and other resources they need to compete in the global marketplace more effectively, expand their customer base, generate new jobs, and create a better life for themselves and their communities.

• Sustainable Logistics: To help deliver a better future, we support sustainable transportation in cities, research and technology to scale climate solutions, and conservation in local communities.

Additionally, our commitments to DEI&O and team member volunteerism are foundational to FedEx Cares. In response to our “Drive Forward. Give Back.” call to action, team members around the world volunteer and provide acts of caring throughout the year.

Together, we multiply our impact to improve the communities where we live and work. FedEx Cares manages the FedEx Founder’s Fund — a philanthropic endowment honoring Frederick W. Smith and his legacy as a business leader and changemaker in communities around the world. Additionally, FedEx supports communities throughout the U.S. with its FedEx Cares Employee Giving program.

We believe the investments we make in our communities today, combined with team member engagement, set the stage for a brighter tomorrow. For additional information on our community involvement and our FedEx Cares strategy, visit fedexcares.com.

The Environment

At FedEx, managing our environmental impact to create meaningful change requires strategic investment and action. Building on many years of sustainability progress, in 2024 we evolved and broadened our strategic approach of Reduce, Replace, Revolutionize to focus on the principles of Decarbonize what’s possible, Co-create with purpose, and Neutralize what’s left, which cover the comprehensive actions needed to not only achieve carbon neutrality in our own operations, but also to support the transition of the transportation and logistics industry as a whole. Our philosophy of Practical Sustainability drives us toward responsible business stewardship, innovation for products and operational solutions, and transparency for our stakeholders.

We align our assessment and reporting approach with the recommendations from the Global Reporting Initiative, Sustainability Accounting Standards Board, and the Task Force on Climate-related Financial Disclosures. Evaluation of climate-related physical and transition risk is integrated into our enterprise risk management process, which identifies and reports top enterprise risks in the short-, medium-, and long-term through industry research, surveys, and workshops with business leaders. Based on the risks identified, specific contingency plans and strategies are formulated to minimize potential adverse effects on our business.

In 2021 we announced our goal to achieve carbon neutrality by calendar 2040 across our global operations’ Scope 1 and Scope 2 GHG emissions and our Scope 3 contracted transportation emissions. To help reach this goal, we designated $2.0 billion of initial investment towards vehicle electrification, sustainable energy, and carbon sequestration, including a pledge of $100 million to Yale University to help establish the Yale Center for Natural Carbon Capture. In addition, we continue to leverage other approaches to reduce aircraft and vehicle emissions, such as increased interline usage and intermodal rail usage across Federal Express.

Our investment in and pursuit of a more efficient network and operations, including Network 2.0 and our ongoing air network redesign, support our efforts to create a more connected and sustainable future. For over 50 years, we have demonstrated our capabilities to reduce environmental impacts by achieving operational synergies such as improving the efficiency of our fleet, reducing miles driven, and minimizing route redundancies.

Vehicle Electrification

Across FedEx, we aim to create an efficient and sustainable fleet tailored to our operational needs. Our global fleet comprises over 200,000 motorized vehicles, across various vehicle classes, including pickup-and-delivery vehicles, long-haul trucks, forklifts, airport ground services equipment, and other off-road vehicles. Electrifying each class of vehicles brings unique opportunities and challenges driven by performance and operational requirements, as well as supply chain, infrastructure, and availability considerations. We also recognize the need for further technological advances, such as commercial use electric vehicles, battery enhancements, and smart charging software, to enable large-scale fleet electrification.

We plan to transition the entire FedEx parcel pickup-and-delivery fleet to zero tailpipe emissions electric vehicles by calendar 2040, using a phased approach to replace existing vehicles. Network 2.0 and one FedEx will require a significantly altered pickup-and-delivery vehicle mix to meet the operational needs of the new network service model. Accordingly, we may not be able to achieve our previously disclosed goal of 50% of owned Federal Express pickup-and-delivery fleet purchases being electric by calendar 2025. However, we remain committed to our goal of 100% of owned Federal Express pickup-and-delivery fleet purchases being electric by 2030. We continue to review our owned Federal Express pickup-and-delivery purchase goals to determine our best path towards carbon neutral operations in calendar 2040.

As we work to transition our entire pickup-and-delivery fleet to zero-tailpipe emission vehicles, we are collaborating with local equipment manufacturers to introduce electric vehicles into new markets while deploying additional electric vehicles in existing markets. In 2023, we expanded our use of electric vehicles to make deliveries in Malaysia, Chile, Mexico, India, and the United Arab Emirates, and conducted electric vehicle trials in Singapore. We are working with strategic regional manufacturers to expand electric vehicle deployment to new markets across our global operations as part of our phased pickup-and-delivery electrification approach.

As we work toward electrifying our vehicle fleet, making sure we can have adequate charging infrastructure available at our facilities is a priority. Our vehicles and facilities teams are working with power utilities, government officials at all levels, and regulatory agencies to plot a path forward. We have already built over 1,000 charging stations across our global facilities to support the electrification of our own pickup-and-delivery fleet and the electric vehicle transition of contracted service providers. Additionally, we are crafting a comprehensive strategy to expedite the transition to electric vehicles for contracted service providers while rolling out essential infrastructure at our facilities to meet their charging needs. To implement the large-scale charging infrastructure required for our operations, we are collaborating closely with local utility companies and regulators to strategically plan for and meet the additional grid capacity challenges.

The electrification of our long-haul fleet poses unique challenges since these vehicles travel long distances and need to be recharged at our centers and potentially in multiple locations along a route, which can require a significant amount of time and energy at facility charging stations.

Federal Express has established a goal to increase vehicle fleet efficiency by 50% from a 2005 baseline by calendar 2025. Through 2023, our efforts collectively resulted in a 38% improvement in Federal Express vehicle fleet efficiency from our 2005 baseline.

Sustainable Fuels

We maintain a global fleet of 9,800 alternative fuel and electric vehicles, including hybrid, electric, and natural gas- and liquified petroleum gas-powered vehicles. To drive widespread alternative fuel production, we are collaborating with government agencies, academic institutions, and suppliers, and are a vocal advocate for policies to support the commercial deployment of alternative fuel vehicles. Our commitment to exploring alternative fuels extends to vehicles that are not easily electrified. For example, heavyweight transportation poses unique challenges due to mileage requirements and the need for timely refueling or recharging. While the technologies and infrastructure needed to shift heavy goods vehicles away from fossil fuels are still developing, we are dedicated to piloting alternative fuels and solutions that can achieve more immediate reductions in the emissions of heavy goods transport. Additionally, we implement fuel-saving measures within our current fleet to help reduce our environmental impact.

The majority of our emissions footprint is associated with FedEx jet fuel usage, and we have established a goal of obtaining 30% of our annual jet fuel usage from blends of alternative fuel by calendar 2030. While FedEx works extensively to conserve jet fuel and modernize our air fleet, our carbon neutral ambition relies on reducing emissions with sustainable aviation fuel and carbon sequestration to remove and store excess carbon. Advancing these nascent technologies and markets requires extensive collaboration with industry, academia, non-governmental organizations, and governments.

To accelerate sustainable aviation fuel solutions, we are proud members of the Aviation Sector working group of the First Movers Coalition, a global initiative dedicated to decarbonizing challenging industrial sectors, including the aviation industry. We also advocate for responsible policies and incentives to advance alternative fuel technologies, expedite global sustainable aviation fuel production, and enhance the availability and affordability of low-carbon fuel. We acknowledge the complexities faced by the aviation industry in achieving large-scale sustainable aviation fuel deployment and recognize the potential need for additional solutions to enhance efficiency and reduce emissions.

Aircraft Fuel Conservation and Aircraft Fleet Modernization

At FedEx, we are working to minimize the environmental footprint of our aircraft fleet through fuel conservation, airline route optimization, and the exploration of more sustainable or efficient transportation options within our extensive network. Since 2005, we reduced our overall aircraft emissions intensity by 29%, primarily due to our ongoing FedEx Fuel Sense and aircraft modernization initiatives. Overall, in 2023, the Fuel Sense program achieved savings of over 11 million gallons of jet fuel and our modernization initiatives resulted in savings of 136 million gallons of jet fuel.

We are dedicated to modernizing our fleet of nearly 700 aircraft to reduce costs, enhance reliability and operational adaptability, improve fuel efficiency, and minimize emissions. We continue to replace older aircraft with more fuel-efficient models to reduce GHG emissions, air pollution, and local noise pollution. We are currently scheduled to take delivery of two Boeing 777F, 14 Boeing 767F, 10 ATR-72 600F, and 31 Cessna 408 aircraft by the end of 2026. Delays could impact these timelines. We plan to retire our entire MD-11 fleet by the end of 2028. Additionally, in 2024 we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with the plans of Federal Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. For more information about our expected future aircraft deliveries, see “Item 2. Properties” of this Annual Report under the caption “Federal Express Segment” and Note 18 of the accompanying consolidated financial statements.

Facilities

We work to support the long-term health and well-being of our business, the planet, and the communities in which we operate through the sustainable operations of our more than 5,000 air and ground hubs, local stations, freight service centers, and retail locations.

As we support electric vehicle deployment and charging infrastructure, our energy demand will increase. In response to this challenge, we are intensifying our efforts to responsibly manage our facility energy use and procure off-site renewable energy. Our approach to innovating operations involves continued investments in energy efficiency and management, renewable energy procurement, facility resiliency, environmental compliance and waste reduction, among other initiatives. For new facilities, we integrate energy efficiency specifications and explore on-site renewable energy generation options into the design. We adopt the Leadership in Energy and Environmental Design (“LEED”) standard in the U.S. and the Building Research Establishment Environmental Assessment Method (“BREEAM”) in Europe as guiding principles for designing efficient facilities when appropriate. In total FedEx has 46 LEED-certified facilities and 13 BREEAM-certified facilities across our global operations.

FedEx invests in both on-site renewable energy generation and external procurement of renewable energy, which enables us to execute larger projects. Given the complexity of grid systems, different real estate models, utility markets, and a varied regulatory landscape, the viability of on-site renewable energy differs by facility.

The importance of facility resiliency is increasing due to the physical risks of climate change and the strain of electrification on the grid. FedEx is conducting pilot tests of various technologies to provide backup power to our facilities. Natural gas generators, combined heat and power systems, and fuel cell technologies can be used to create microgrids that support building resiliency.

We strive to reduce the waste we generate and recycle waste when possible, and we enforce standardized waste and recycling management processes throughout the U.S.

Sustainable Customer Solutions

We recognize that transporting goods for our customers can lead to environmental impacts through emissions and waste generation. Our more sustainable packaging choices, such as a Reusable Pak, give our customers more choice and control in reducing the waste associated with their shipping, while still offering the protection and performance they expect from FedEx supplied packaging. FedEx-branded cardboard packaging is almost 100% recyclable and composed of 9% to 23% recycled content. During 2023, 45% of FedEx-branded packaging was third-party certified, and 99% of all paper purchased by FedEx Office was from vendors with responsible forest-management practices.

Our FedEx® Sustainability Insights (“FSI”) tool gives our customers and suppliers access to estimated CO2e emissions data associated with their FedEx shipments, from the individual package to account levels, enabling them to understand their environmental impact and drive informed supply chain decisions. Internally, we use this data to assess progress and identify improvement areas. FSI is third-party verified to adhere to the GHG Protocol and Global Logistics Emissions Council framework. In 2024, FSI launched globally and is currently available in over 100 markets and translated in 34 languages. Additionally, U.S.-based customers can now forecast future emissions using FSI through a new commercialized portal. This enables customers to estimate their potential CO2e emissions through predictive modeling capabilities and helps inform customers about their carbon footprint so they can make more sustainable choices.

For additional information on the ways we are minimizing our impact on the environment, see fedex.com/en-us/sustainability.html. For additional information regarding environmental, climate, and weather-related regulation and risks, see “Regulation” above and “Item 1A. Risk Factors” under “Environmental, Climate, and Weather Risks.”

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

Macroeconomic and Market Risks

We are directly affected by the state of the global economy and geopolitical developments. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth — key macroeconomic measurements influenced by, among other things, inflation and deflation, supply chain disruptions, interest rates and currency exchange rates, labor costs and unemployment levels, fuel and energy prices, inventory levels, spending patterns (including shifts from goods to services and vice versa), disposable income, debt levels, credit availability, and public health crises. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances, which adversely affects our yields and results of operations. Certain manufacturers and retailers are making investments to produce and store goods in closer proximity to supply chains and consumers in connection with recent macroeconomic, geopolitical, and public health developments. Additionally, in 2024 we continued to see customer preference for slower, less costly shipping services and experienced lower fuel surcharges at all of our transportation segments and reduced demand surcharges at FedEx Express. We expect service mix to shift further toward deferred service offerings in 2025. Further, the scale of our operations and our relatively high fixed-cost structure, particularly with respect to our air network, make it difficult to quickly adjust to match shifting volume levels. For more information, see “Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels.” below.

The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened economic conditions for the transportation industry. Consequently, this environment has led to lower freight and package volumes at FedEx Express and FedEx Freight, negatively affecting our results in 2024. We are experiencing a decline in demand for our transportation services as inflation and high interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results in 2025. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information.

Moreover, given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the ongoing conflicts between Russia and Ukraine and in the Middle East, may adversely affect our business and results of operations. We have suspended all services in Ukraine and Belarus. We also temporarily idled our operations in Russia and reduced our presence to the minimum required for purposes of maintaining a legal presence with active transport licenses. While these conflicts have not had, and we do not expect these conflicts to have, a direct material effect on our business or results of operations, the broader consequences of these conflicts, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by foreign governments and other groups against us; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. Geopolitical uncertainty negatively affected our results of operations in recent years.

To the extent the continued conflicts between Russia and Ukraine and in the Middle East, or subsequent similar conflicts, adversely affect our business, they may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, disruptions to our global technology infrastructure, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack; adverse changes in international trade policies; increased costs and unavailability of fuel; our ability to implement and execute our business strategy, particularly with regard to our international business; disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs and could affect our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; our ability to maintain our strong reputation and the value of the FedEx brand; terrorist activities targeting transportation infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

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

Our transportation businesses are affected by the price and availability of jet and vehicle fuel. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely affect our operating results. Lower fuel prices negatively affected yields through lower fuel surcharges at all of our transportation segments during 2024. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. As of May 31, 2024, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

Operating Risks

The failure to successfully execute our DRIVE transformation, including Network 2.0, in the expected time frame and at the expected cost may adversely affect our future results. In the first quarter of 2023, FedEx announced our DRIVE transformation program to improve long-term profitability, including Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Ground and FedEx Services into Federal Express. Additionally, in 2024 we announced Tricolor, the redesign of the Federal Express international air network as part of the DRIVE program to improve efficiency and asset utilization.

While the new legal structure was completed in June 2024, network integration and optimization are ongoing. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. These entities historically operated as separate and independent businesses and networks. There can be no assurances that these businesses and networks can successfully be fully integrated as planned. It is possible that the integration process could result in higher than currently expected costs, less-than-expected savings, the loss of customers, the disruption of ongoing businesses, union organizing, litigation, government agency challenges, the loss of key employees or service providers, or other unexpected issues. It is also possible that the overall process will take longer than currently anticipated. Additionally, the following issues, among others, must be addressed in order to realize the anticipated timing and projected benefits of our DRIVE transformation:

• our ability to maintain coverage of U.S. employees at Federal Express under the RLA and manage challenges to the employment status of drivers employed by service providers utilized in certain linehaul and pickup-and-delivery operations, in addition to other labor-related risks;

• combining the Federal Express and legacy FedEx Ground physical networks and operations, including consolidating or optimizing pickup-and-delivery and linehaul operations;

• integrating, consolidating, and implementing new administrative and back-office support functions, information-technology infrastructure, and computer systems of the respective companies;

• integrating and unifying the offerings and services available to FedEx customers;

• harmonizing certain operating practices; human resource management practices such as employee recruitment, development, and compensation programs; internal controls; and other policies, procedures, and processes;

• maintaining existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;

• legal challenges by service providers or government agencies seeking to slow or stop plans related to Network 2.0;

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

• obtaining any required regulatory licenses, operating authority, or contractual consents; and

• managing unforeseen increased expenses or delays associated with the integration process.

We may be unable to achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our DRIVE transformation. The actual amount and timing of costs to be incurred and related cost savings and reductions to our permanent cost structure resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could also result in asset impairment charges and changes to our tax liabilities and deferred tax balances and subject us to litigation. If we are not able to successfully implement our DRIVE transformation our future financial results will suffer and we may not be able to achieve our financial performance goals.

All of these factors could adversely affect FedEx’s results of operations and negatively affect the price of our common stock. In addition, at times the attention of certain members of our management may be focused on the DRIVE transformation and diverted from day-to-day business operations, which may disrupt our business.

A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical sensitive or confidential information, adversely affecting our reputation, business, or results of operations. Our ability to attract and retain customers, efficiently operate our businesses, execute our DRIVE transformation, and compete effectively increasingly depend in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive shipment information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to clear shipments through customs, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, both random and targeted, including through cyberattack or cyber-intrusion, ransomware attack, malware attack, or denial of service attack by computer hackers, foreign governments and state-sponsored actors, cyber terrorists and hacktivists, cyber criminals, malicious employees or other insiders of FedEx or third-party service providers, and other groups and individuals. Data breaches and other technology disruptions of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.

The technology infrastructure of acquired businesses, as well as their practices related to the use and maintenance of data, could also present issues that we were not able to identify prior to the acquisition. For example, ShopRunner, which we acquired in 2021, collects and stores certain personal data of its merchants and their buyers, its partners, consumers with whom it has a direct relationship, and users of its applications. Additionally, it uses third-party service providers and subprocessors to help deliver services to merchants and their buyers. These service providers and subprocessors may store or access personal data and/or other confidential information. The foregoing factors increase the risk of data incidents and the amount of potential exposure in the event of a data breach.

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Such third parties may host, process, or have access to information we maintain about our company, customers, employees, and vendors or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. Nevertheless, a cyberattack could defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. These third parties may also experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. See “Failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx, could have a material adverse effect on our business and results of operations” below for more information.

From time to time we experience disruptions to our complex, global technology infrastructure, including our computer systems and websites. Such events could result in the loss of confidential business or customer information; require substantial repairs or replacements, resulting in significant costs; and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely affect our business, customer service, and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse effects could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by FedEx or a trusted third party.

We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Even if we detect a cybersecurity incident, the nature and extent of the incident may not be immediately clear. It may also not be clear how best to contain and remediate any harm caused by the cybersecurity incident, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Based on the sophistication of threat actors and the size and complexity of our information systems and network environment, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. In addition, while the investigation of a cybersecurity incident is ongoing, we may not know the full extent of the harm caused by a threat actor, and such harm may spread both internally and to certain customers, vendors, or other third parties. Additionally, our logging capabilities and the logging capabilities of third parties are not always complete or sufficiently detailed, which could affect our ability to fully investigate and understand the scope of security events. Given the age, size, and complexity of our computer systems and network environment, patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the development of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited or results in the compromise of our information systems or data. A significant number of our employees as well as customers and others with whom we do business continue to work remotely or in hybrid models, which may heighten these risks. These risks may also be heightened by our DRIVE transformation, including Network 2.0 and our recently completed one FedEx consolidation.

Furthermore, we are subject to an increasing number of cybersecurity reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business and results of operations. See “Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.” below for additional information on risks related to legal and regulatory developments with respect to data protection.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity, and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense, and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss, and cyber-fraud, which could adversely affect our competitiveness and results of operations. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021 for information regarding the 2017 NotPetya cyberattack at TNT Express and immaterial cyber incidents we experienced in 2017 and 2018. Additionally, we and our third-party service providers, vendors, and suppliers have experienced repeated attempts by cyber criminals, some of which have been successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer or franchisee accounts, and fraudulently sending e-mails to recipients purporting to be from FedEx. None of these fraudulent cyber activities have caused a material disruption to our systems or resulted in any material costs to FedEx.

Our security processes and initiatives may be unable to detect or prevent a breach or disruption in the future. Additionally, the rapid ongoing evolution and increased adoption of emerging technologies such as artificial intelligence and machine learning may make it more difficult to anticipate and implement protective measures to recognize, detect, and prevent the occurrence of any of the cyber events described above. While we have insurance coverage designed to address certain aspects of cyber risks in place, we cannot be certain that such coverage will be sufficient to cover claims, that we will continue to be able to obtain such coverage in amounts we deem sufficient, that our insurance carriers will pay on our insurance claims, or that we will not experience a claim for which coverage is not provided.

Failure to adjust our air network to remove costs related to services currently provided to the USPS could adversely affect our profitability. The contract for Federal Express to provide the USPS transportation services within the United States will expire by its terms on September 29, 2024. Federal Express will continue to provide air transportation services domestically and to Puerto Rico through the contract’s expiration. If we are unable to adjust our air network to remove costs related to the services currently provided to the USPS following expiration of the contract, our profitability could be negatively affected.

We are self-insured for certain costs associated with our operations, and insurance and claims expenses could have a material adverse effect on us. We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs, which may be subject to a high degree of variability. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses, and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance and claims costs could increase materially in the future, which could adversely affect our results of operations and financial condition.

As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. See Note 9 of the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 for information regarding the 2015 jury award of approximately $160 million in compensatory damages in a lawsuit related to a vehicle accident involving a driver employed by a service provider engaged by FedEx Ground, subsequent court affirmation of the award in 2018 and 2022, and our pursuit of reimbursement from insurers of our payment of approximately $210 million of pre- and post-judgment interest. Given this recent trend, it is possible that additional claims could exceed our aggregate coverage limits. If another claim were to exceed our aggregate insurance coverage, we would bear the excess in addition to our exposure not covered by excess insurance carriers.

Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing, the premiums for this excess coverage are increasing significantly, and excess insurance carriers are challenging insurance claims more frequently. Accordingly, our excess insurance and claims expenses may continue to increase, or we could further increase our exposure not covered by excess insurance carriers as policies are renewed or replaced. Our results of operations and financial condition could continue to be adversely affected if our costs or losses significantly exceed our aggregate coverage limits, we are unable to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. These security requirements are not static, but change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. For example, the TSA requires FedEx to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. It is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The effects on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack directed at FedEx or other aspects of the transportation infrastructure could disrupt our operations and adversely affect demand for our services.

Failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx, could have a material adverse effect on our business and results of operations. FedEx has engaged third-party service providers to perform certain functions that are integral to our business, including the provision of information technology infrastructure, application development, maintenance and support, and end-user support services. There can be no assurance that our third-party service providers will adhere to contractual service performance or compliance requirements, and such service providers may suffer disruptions to their systems, labor groups, or supply chains that could adversely affect their services. We may also have disagreements with such service providers, and related contracts may be terminated or may not be extended or renewed. Additionally, from time to time such service providers have engaged in fraudulent activities in the course of their business relationships with FedEx. Any of the foregoing could disrupt our operations and result in a material adverse effect on our reputation, business, or results of operations.

The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis on our business, results of operations, and financial condition are highly unpredictable. A widespread outbreak of an illness or any other communicable disease or public health crisis could have varying effects on the demand for our services, our business operations, and the global economy and supply chains. The extent of the effect of such an event on our business, results of operations, and financial condition, as well as the global economy, will be dictated by developments that cannot be predicted, such as its duration and spread; the success of efforts to contain it and treat its effects, such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions; the possibility of additional subsequent widespread outbreaks and variant strains and the effect of actions taken in response; and the resulting effects on the economic conditions in the global markets in which we operate.

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

To the extent a widespread outbreak of an illness or any other communicable disease or public health crisis adversely affects our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations, and financial condition. Such risks include, but are not limited to, additional changes in the state of the global economy and international trade policies and relations; our ability to execute our DRIVE transformation, implement our business strategy, and effectively respond to changes in market dynamics and customer preferences; our strong reputation and the value of the FedEx brand; our ability to meet our labor and purchased transportation needs while controlling related costs; our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; and the effect of litigation or claims from customers, team members, suppliers, regulators, or other third parties relating to the crisis or our actions in response.

See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Reports on Form 10-K for the years ended May 31, 2020, May 31, 2021, May 31, 2022, and May 31, 2023 for information regarding the COVID-19 pandemic and its effects on our business, results of operations, and financial condition.

Strategic Risks

Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as those related to our DRIVE transformation, including Network 2.0. See “The failure to successfully execute our DRIVE transformation, including Network 2.0, in the expected time frame and at the expected cost may adversely affect our future results.” above and “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information.

Such initiatives and enhancements may require us to make significant capital expenditures or incur significant expenses. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our strategic investments and other decisions. For example, in June 2024 we announced a workforce reduction plan in Europe. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. The actual amount and timing of business optimization costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.

Further, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, the future rate of e-commerce growth and inventory restocking, passenger airline cargo capacity, competition, and the global economy, and actual market, economic, and other conditions may be different from our assumptions. As technology (including artificial intelligence and machine learning), customer behavior, and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in technology, customer preferences, and market dynamics, our future financial results will suffer. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Strategy.”

Our ongoing assessment of the role of FedEx Freight in our portfolio structure may not result in any consummated transaction or other outcome and could adversely affect our business, and there is no guarantee that any transaction resulting from the assessment will ultimately benefit our stockholders. In June 2024, we announced that FedEx’s management and Board of Directors are conducting an assessment of the role of FedEx Freight in the company’s portfolio structure. There is no assurance that the assessment will result in the approval or completion of any specific transaction or other outcome. The assessment could be costly and time-consuming; a significant distraction for our Board of Directors, management, and employees; and divert the attention of our Board of Directors and senior management from the pursuit of our business strategy and long-term planning. Additionally, perceived uncertainties as to our future direction, our ability to execute on our strategy, or the composition of our senior management team may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, result in the loss of potential business opportunities and current or potential customers, or make it more difficult to attract and retain qualified employee talent. Our business, results of operations, or financial condition could be harmed by any of these factors or the assessment and its ultimate outcome, among other things.

Any potential transaction or other outcome would be dependent on a number of factors that may be beyond our control including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on favorable terms. There can be no assurance that any potential transaction or other outcome would be successfully implemented, achieve the intended benefits, or provide greater value to our stockholders than that reflected in the current price of our common stock. In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above.

We depend on our strong reputation and the value of the FedEx brand. FedEx is one of the most widely recognized, trusted, and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. The FedEx brand name symbolizes high-quality service, reliability, and speed. In addition, we have a strong reputation among customers, team members, and the general public for high standards of social and environmental responsibility and corporate governance and ethics. The FedEx brand name and our corporate reputation are powerful sales, marketing, and recruitment tools, and we devote significant resources to promoting and protecting them. Adverse publicity (whether or not justified) relating to activities by our team members or others with whom we do business, such as customer service mishaps, accidents, catastrophes, or incidents involving aircraft, vehicles, or facilities operated by us or our service providers; low safety or service levels; data breaches or technology infrastructure disruptions; utilization of emerging technologies such as artificial intelligence; noncompliance with laws and allegations or claims that result in litigation; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; labor relations and workforce reductions; our advertising campaigns, sponsorship arrangements, or marketing programs; our ESG goals and related progress; our political activities and expenditures; or our executive compensation practices could tarnish our reputation and reduce the value of our brand and goodwill.

With the increase in the use of artificial intelligence and social media outlets such as Facebook, YouTube, Instagram, X (formerly Twitter), TikTok, and other platforms, adverse publicity, whether warranted or not, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Certain forms of technology such as artificial intelligence also allow users to alter images, videos, and other information relating to FedEx and present the information in a false or misleading manner. Further, our actual or perceived position, lack of position, or perceived lack of transparency on environmental, social, political, public policy, labor relations, or other sensitive issues could harm our reputation with certain groups, including our customers, stockholders, team members, advocacy groups, government representatives, and regulatory bodies. Expectations regarding these matters continue to evolve and are not uniform. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent, and thus have an adverse effect on our financial condition and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand and goodwill.

We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or they are owned, controlled, or subsidized by foreign governments, which enables them to raise capital more easily. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with flexible labor solutions such as crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn adversely affect our results of operations. For example, Amazon.com has established a network of hubs, aircraft, and vehicles and has expressed an intention to offer its internal delivery capabilities broadly to third parties. See “Item 1. Business” of this Annual Report for additional information.

We believe we compete effectively with these companies — for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), which could adversely affect our results of operations. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services or better service levels, more effectively bundle their services, or offer services at lower prices, it could adversely affect our results of operations. Continued transportation industry consolidation may further increase competition. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively affect our financial condition and results of operations. These effects could be exacerbated if high-volume package shippers offer such capabilities to third parties. News regarding such developments or expansions could also negatively affect the price of our common stock.

Our industry may be affected by changes in technology and our competitors may implement emerging technologies, including artificial intelligence applications, more quickly and more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Advancements in technology, such as advanced safety systems; automated package sorting, handling, and delivery; autonomous delivery; third-party supply chain insight and management; artificial intelligence; vehicle platooning; alternative fuel vehicles; and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments. See “We may be unable to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040.” below for additional information.

Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, acquired companies, and other assets to support our transportation and business networks. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed. We must predict volume levels and fleet requirements and make commitments for aircraft based on those projections. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively affect operating margins, and undercapacity could negatively affect service levels. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” of this Annual Report for information regarding the noncash impairment charges recorded in 2024 and 2023 in connection with our decision to permanently retire certain aircraft and related engines from service.

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

Acquisitions and other strategic transactions involve special commercial, customer, accounting, regulatory, compliance, information technology, human resources, cultural, and other risks, including the potential assumption of unanticipated liabilities and contingencies. Additionally, we may be required to make significant capital expenditures and/or incur certain operating expenses following the completion of certain transactions, which may be higher than initially expected. For example, existing and future customer data and processes in the systems of FedEx and ShopRunner may require significant added expense to integrate.

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

Human Resource Management Risks

Labor-related disruptions and potential changes in labor laws may adversely affect our business and results of operations. Our business is labor intensive in nature, utilizing large numbers of numerous classes of employees and service providers. Despite continual organizing attempts by labor unions, other than our pilots, our employees in the U.S. and Canada have chosen not to unionize (we acquired FedEx Supply Chain in 2015, which already had a small number of unionized employees). Additionally, certain of our employees outside of the U.S. and Canada are unionized. For information regarding our continued bargaining efforts to reach an agreement with the union representing our pilots, see “Item 1. Business” of this Annual Report under the caption “Federal Express Segment — Employees.” If we are unable to reach an agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional groups within our workforce become unionized, we may be subject to work interruptions or stoppages, which could adversely affect our business and results of operations.

Labor unions have recently attempted to organize employees at businesses and in industries that have not traditionally been unionized, and in certain instances have been successful. Such attempts could continue in 2025. Additionally, the U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that legislative or administrative actions, or judicial decisions, could attempt to remove Federal Express employees from the jurisdiction of the RLA. Additionally, this jurisdiction could be challenged in connection with our recently completed one FedEx consolidation and ongoing Network 2.0 transformation. For additional discussion of the RLA, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Such legislation or challenge could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.

There is also the possibility that Congress could pass other labor legislation that could adversely affect our operations with employees governed by the NLRA. In addition, the NMB and the NLRB have and may continue to take actions that could make it easier for our employees, as well as vendor, service provider, and supplier workforces, to organize under the RLA or NLRA. Finally, changes to federal or state laws, regulations, rules, judicial or administrative precedent, or guidance governing employee classification could affect the status of service providers as independent employers of drivers. If we are deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially, and we could incur significant capital outlays and experience adverse effects to service levels.

Our failure to attract and retain employee talent, meet our purchased transportation needs, or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely affect our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including members of senior management and successors to members of senior management; the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; and/or our inability to successfully transition key roles could have an adverse effect on our business, results of operations, reputation, and the price of our common stock. We also regularly seek to hire a large number of part-time and seasonal workers, and utilize contracted service providers to conduct certain linehaul and pickup-and-delivery operations.

Certain positions at FedEx have historically experienced high turnover rates, which can lead to increased recruiting, training, and retention costs. Additionally, our company culture is important to providing high-quality customer service and having a productive workforce and could be adversely affected by our evolving operations and other factors. If we fail to maintain the strength of our company culture, our competitive ability and our business may be harmed.

Our business is labor intensive, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified service providers and persons in the markets where we and our contracted service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, health and other insurance costs, inflation, fuel and energy prices and availability, behavioral changes, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety, and security levels of our operations, our reputation within the labor and transportation markets, changes in the business or financial soundness of service providers, interest in contracting with FedEx, and the effect of a widespread public health crisis. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase financial rates or modify contract terms and may refuse to provide service to FedEx.

Our inability to effectively meet our labor and purchased transportation needs can increase our costs, hinder our ability to execute our business strategy, negatively affect service levels, and adversely affect our business and results of operations. Certain of these risks may be heightened by our DRIVE transformation, including Network 2.0.

We contract with service providers to conduct certain linehaul and pickup-and-delivery operations, and the status of these service providers as direct and exclusive employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that we should be treated as an employer or joint employer of the drivers employed by service providers with whom we contract to conduct certain linehaul and pickup-and-delivery operations. We incur certain costs, including legal fees, in defending the status of service providers as direct and exclusive employers of their drivers. We continue to believe that we are not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters or regulatory developments could, among other things, entitle service providers’ drivers to certain wage payments and penalties from the service providers and FedEx, and result in employment and withholding tax and benefit liability for FedEx. The status of the drivers employed by these service providers could be further challenged in connection with Network 2.0.

Potential changes to pilot flight and duty time regulations could impair our operations and impose substantial costs on us. In 2010, the FAA proposed regulations that would change the flight and duty time rules applicable to all-cargo air carriers. When the FAA issued final regulations in 2011 (the “2011 regulations”), all-cargo carriers, including FedEx, were exempt from these new requirements. Instead, all-cargo carriers were required to continue complying with previously enacted flight and duty time rules and allowed to pursue the development of fatigue risk management systems to develop fatigue mitigations unique to each operation. In 2012, the FAA reaffirmed the exclusion of all-cargo carriers from the 2011 regulations, and litigation in the U.S. Court of Appeals for the District of Columbia affirmed the FAA’s decision. However, this issue remains a policy priority for certain labor groups, and the U.S. Congress periodically considers legislation that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations would make it more difficult to avoid pilot fatigue and could impose substantial costs on us in order to maintain operational reliability.

Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely affect our results of operations, financial condition, and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, and retirement ages. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions, and can produce volatility in our results of operations, financial condition, and liquidity. For example, our fourth quarter 2024 mark-to-market (“MTM”) retirement plans accounting adjustment resulted in a pre-tax, noncash MTM gain of $561 million ($426 million, net of tax, or $1.69 per diluted share), and in 2023 we recognized a pre-tax, noncash MTM gain of $650 million ($493 million, net of tax, or $1.92 per diluted share). For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Retirement Plans MTM Adjustments” and Note 13 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Environmental, Climate, and Weather Risks

We may be affected by global climate change or by legal, regulatory, or market responses to such change. Concern over climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering environmental-related regulatory and reporting requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation and reporting of climate change and other environmental matters. Increased regulation and reporting obligations regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial taxes, fees, and other costs on us. These include an increase in the cost of the fuel and other energy we purchase, investments required to obtain electricity capacity, and capital and impairment costs associated with updating or replacing our aircraft, vehicles, or infrastructure prematurely. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

We may also incur additional expenses as a result of U.S. and international regulators requiring additional disclosures regarding GHG emissions and other environmental matters including, but not limited to, the European Sustainability Reporting Standards and Corporate Sustainability Reporting Directive and the final rules adopted by the SEC in March 2024. Furthermore, many countries and U.S. states in which we operate or are subject to regulation have adopted, or are expected to adopt, additional requirements related to the disclosure of GHG emission and related matters. In many cases these requirements differ and may conflict from country to country, increasing our costs or requiring significant management time and attention. Additionally, we could be subject to climate litigation or regulatory enforcement actions, as groups, individuals, and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.

Moreover, even without such regulation, increased awareness and any adverse publicity in the global marketplace about the GHGs emitted by companies in the airline and transportation industries could harm our reputation, reduce customer demand for our services, especially our air express services, and increase our liability. Finally, given the broad and global scope of our operations and our susceptibility to global macroeconomic trends, we are particularly vulnerable to the physical risks of climate change that could affect all of humankind, such as shifts in weather patterns and world ecosystems.

We may be unable to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040. In 2021, we announced a goal to achieve carbon neutrality for our global operations by calendar 2040. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification; sustainable fuel procurement; fuel conservation and aircraft modernization; facilities; sustainable customer solutions; and potentially voluntary carbon offset credits.

Execution of these strategies, as well as demonstrable progress on and achievement of our calendar 2040 goal, is subject to risks and uncertainties, many of which are outside of our control. See “The Environment” under “Item 1. Business” of this Annual Report for information on our review of our previously disclosed Federal Express pickup-and-delivery purchase goals. These risks and uncertainties include, but are not limited to: our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions; the availability and cost of, and our ability to acquire, alternative fuel vehicles, alternative fuels, fuel-efficient aircraft, global electrical charging infrastructure and requisite power grid capacity, off-site renewable energy, and other materials and components, many of which are not presently in existence or available at scale to meet the required global and regulatory demand creating intense competition that may significantly increase the costs; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; the availability of incentives to enhance the production and affordability of alternative fuel vehicles, alternative fuels, global electrical charging infrastructure and requisite power grid capacity, and other materials and components; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions and potentially increased prices for our services; and the actions of competitors and competitive pressures. Purchase of carbon offset credits to meet our 2040 carbon neutrality goal could add significant fluctuating annualized costs due to the uncertain price of carbon and any voluntary or regulatory schemes to offset emissions, lead to increased regulatory attention, and inhibit the development of other carbon reduction approaches that we may otherwise pursue. There also is a risk that any voluntary carbon offset credits purchased, even if accepted by regulators, could be viewed by third parties as not sufficiently reflecting real, verifiable, and additional GHG reductions, leading to reputational harm.

There is no assurance that we will be able to successfully execute our strategies and achieve or demonstrate progress on our calendar 2040 goal of carbon neutrality for our global operations. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments and/or initiatives (such as our DRIVE transformation program, including Network 2.0) over the achievement of our calendar 2040 goal based on economic, regulatory, or social factors, business strategy, or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ and other stakeholders’ increased focus related to ESG matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.

Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely affect our business and results of operations. While we operate several integrated networks with assets distributed throughout the world, there are concentrations of key assets within our networks that are exposed to adverse weather conditions or localized risks from natural or manmade disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, floods, severe winter weather, heat waves, extended droughts, conflicts or unrest, terrorist attacks, or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. We may experience reduced availability and/or increases in the cost of insurance due to such changes. Prolonged interruptions or disruptions at a key location such as our FedEx Memphis World Hub or one of our information-technology centers could adversely affect our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely affect demand for our services resulting in an adverse effect on our business and results of operations.

Other Legal, Regulatory, and Miscellaneous Risks

Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal, state, and local and non-U.S. government regulations, laws, policies, and actions. There can be no assurance that such regulations, laws, policies, and actions will not be changed in ways that will decrease the demand for our services, subject us to escalating costs, or require us to modify our business models and objectives (such as our DRIVE transformation program, including Network 2.0), harming our financial results. In particular, legislative, regulatory, or other actions that U.S. and non-U.S. governments have undertaken or could take in areas such as data privacy and sovereignty, the use of artificial intelligence and other emerging technologies, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes, or sanctions in the U.S. or other countries, complex economic sanctions, import and export controls, customs standards, additional security or workplace and transportation health and safety requirements, labor and employment standards (including with respect to our pilots), worker classification, joint employment and benefits, government contracting, antitrust, regulated commodities, environmental, climate-related, or emission standards, and accounting may have an adverse effect on our results of operations, financial condition, capital requirements, effective tax rate, and service levels. Furthermore, some of our operations are in high-risk legal compliance environments, and the Foreign Corrupt Practices Act (the “FCPA”), similar anti-bribery laws in non-U.S. jurisdictions, and other compliance-related laws or regulations could result in litigation, assessment of damages, imposition of penalties, or other consequences. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, in light of the recently held and upcoming elections in the U.S. and various international jurisdictions, there is considerable uncertainty regarding reforms of various aspects of existing laws, regulations, and enforcement priorities and strategies that could affect trade policies, labor matters, taxes, and technological advancements, among other areas, and have a material effect on our business and results of operations, as well as on the price of our common stock.

We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions. We are subject to taxation in the U.S. and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. U.S. and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, digital taxes, global minimum taxes (such as the framework agreed to by members of the Organization for Economic Cooperation and Development), and transactions between affiliated companies. Such changes may require new and complex computations to be performed, significant judgments, estimates, and calculations to be made, and the preparation and analysis of information not previously relevant or regularly produced.

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

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or will be enacted by other jurisdictions. In addition, in the U.S. and internationally, there has been increased legislative and regulatory activity related to artificial intelligence and the risks and challenges artificial intelligence poses, including the European Union’s Artificial Intelligence Act and the current U.S. presidential administration’s executive order to, among other things, establish artificial intelligence safety and security. Also, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations, or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could harm our reputation and adversely affect our business, results of operations, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use of personal data by FedEx Dataworks and the other FedEx operating companies.

The regulatory environment for global aviation or other transportation rights may affect our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations.

We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time-to-time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes, or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise affect our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely affected when government agencies and air traffic control and other systems they oversee cease to operate as expected, including due to partial shutdowns, sequestrations, or similar events. Lapses in government operations may result in, among other things, disruptions in the ability of government agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

We are also subject to other risks and uncertainties, including:

• our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to autonomous technology and artificial intelligence;

• the increasing costs of compliance with federal, state, and foreign governmental agency mandates (including the FCPA and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;

• changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen, which can affect our sales levels and foreign currency sales prices;

• loss or delay in the collection of accounts receivable;

• any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of climate change and other ESG topics, and any other legal or governmental proceedings, including the matters discussed in Note 20 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report;

• adverse rulings on appeals and in other future judicial decisions, subsequent adverse jury findings, and changes in judicial precedent;

• the sufficiency of insurance coverage we purchase;

• the effect of technology developments (including artificial intelligence and machine learning) on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our ability to attract and retain customers, efficiently operate our businesses, execute our DRIVE transformation, including Network 2.0, and compete effectively increasingly depend in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations.

Cybersecurity Risk Management and Strategy

FedEx has an information technology (“IT”) risk management process designed to identify and manage risk within its IT environment, including cybersecurity. The IT risk management process is based on an established framework for identification, measurement, and monitoring of cybersecurity and other risk areas and supplements our Enterprise Risk Management (“ERM”) process and framework. Our IT risk management, ERM, and compliance teams collaborate to regularly evaluate and manage cybersecurity-related risks using various tools and services. Leveraging components from multiple industry frameworks and best practices such as the International Organization for Standardization 27001 and National Institute of Standards and Technology (“NIST”) standards, including the NIST Cybersecurity Framework, our cybersecurity program prioritizes governance, identification, protection, detection, response, and remediation measures.

We regularly assess our cybersecurity program’s capabilities and tools to help us enhance reliability and scan our environment for vulnerabilities. Our IT risk management team, including our Corporate Vice President – Chief Information Security Officer (“CISO”), communicates with senior management on the cybersecurity risk posture of our IT assets, strives to ensure consistent risk remediation activities, and monitors the effectiveness of our IT-related controls. In addition, our internal audit team performs reviews of our information security organization to help ensure controls are operating effectively and as designed.

Enterprise-wide information security training (including with respect to cybersecurity), supplemented by awareness programs, is crucial for risk reduction and safeguarding customer, employee, and company information. We provide training to employees and certain third-party contractors based on access to our network, risk, roles, policies, standards, and behaviors, which is updated to address emerging technology and security issues.

We periodically engage with assessors, consultants, auditors, and other third parties to review and improve our cybersecurity program. Compliance with regulatory requirements involves regular third-party assessments. Our processes are also designed to address cybersecurity risks associated with third-party service providers, including risk assessment and due diligence during selection and oversight. Key third parties undergo regular assessments to gauge cybersecurity control effectiveness, with heightened review of those with access to non-public data.

We conduct table-top simulation exercises to regularly test our cybersecurity incident response processes with the aim of enhancing effectiveness against evolving threats. Our incident response procedures guide our preparedness, detection, response, and recovery actions. Additionally, we maintain cyber insurance designed to address certain aspects of cyber risks.

In the last three fiscal years to date, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition. While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. For more information about cybersecurity-related risks, please see Item 1A. “Risk Factors” of this Form 10-K. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021, for information regarding the 2017 NotPetya cyberattack at TNT Express.

Cybersecurity Governance

The FedEx Board of Directors has delegated to the Cyber and Technology Oversight Committee of the Board of Directors (“CyTOC”) responsibility for overseeing the company’s cyber and technology-related risks, including network security, information and digital security, data privacy and protection, and risks related to emerging technologies such as artificial intelligence and machine learning; the technologies, policies, processes, and practices for managing and mitigating such risks; and the company’s cyber incident response and recovery plan. The CyTOC also oversees the cybersecurity, cyber-resiliency, and technology aspects of the company’s business continuity and disaster recovery capabilities and contingency plans. Several of our Board members, including certain members of our CyTOC, have technological, digital, and/or cybersecurity experience.

The CyTOC receives regular updates from our CISO, Executive Vice President – Chief Digital and Information Officer and Chief Transformation Officer, and other members of management on risks related to these matters. Specific topics may include updates to FedEx’s cyber risks and threats, the status of existing or new strategies and associated projects intended to strengthen FedEx’s information security systems, assessments of FedEx’s cybersecurity program, and the emerging threat landscape. The CyTOC also receives regular updates on key metrics related to our cybersecurity-related risks. The results of the IT risk management process are also presented annually to the CyTOC. Additionally, members of the CyTOC participate in certain of the simulation exercises conducted by management. The Chair of the CyTOC briefs the full Board on certain of these matters. In addition, the Board periodically receives cybersecurity updates directly from management. Separately, through our ERM program, risks appropriate for Board-level awareness, including with respect to cybersecurity, are communicated to the Board and its Audit and Finance Committee at least annually, while significant risks are reported on a quarterly basis.

Our CISO, who reports to the Executive Vice President – Chief Digital and Information Officer and Chief Transformation Officer, leads our information security team and has responsibility for overseeing FedEx’s cybersecurity program. The CISO, who has over 25 years of experience at FedEx and has received industry-recognized information security certifications, oversees an information security organization of more than 400 security, risk, and compliance professionals based in the U.S. and internationally across the FedEx enterprise. The leadership team of our information security organization has extensive experience in IT and cybersecurity and possess certifications in cybersecurity and related fields.

The FedEx Information Technology Risk Council (“ITRC”), which is sponsored by the CISO, oversees the execution of FedEx’s comprehensive IT risk management program. The ITRC, which receives quarterly reports on FedEx’s IT risk management, is responsible for assessing the overall risk framework on an annual basis, setting acceptable risk tolerance levels, approving risk prioritization and associated risk mitigation activities, and monitoring the changing risk landscape and posture.

Both our CISO and other members of our cybersecurity leadership team participate in threat intelligence briefings provided by various government and industry entities. Moreover, our Executive Vice President – Chief Digital and Information Officer and Chief Transformation Officer is a member of the FedEx Executive Committee, which oversees our business risk, with cybersecurity threat risks being a regular topic of discussion. Our cybersecurity incident response plan includes processes for communicating cybersecurity incidents to relevant levels of management, including the ITRC, Executive Committee, the CyTOC, and the full Board of Directors, as appropriate.

ITEM 2. PROPERTIES

Federal Express Segment

Federal Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes, and data processing and telecommunications equipment. In connection with our one FedEx consolidation, on June 1, 2024 FedEx Ground and FedEx Services were merged into Federal Express.

Aircraft and Vehicles

As of June 7, 2024, Federal Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	54	3	57	233,300
Boeing MD11	36	1	37	192,600
Boeing 767F	138	—	138(1)	127,100
Airbus A300-600	63	2	65	106,600
Boeing 757-200	92	—	92	63,000
ATR-72 600F	20	—	20	19,290
ATR-72	19	—	19	17,970
ATR-42	18	—	18	12,070
Cessna 408	19	—	19(2)	6,000
Cessna 208B	233	—	233	2,830
Total	692	6	698

(1)
Includes one aircraft not currently in operation and undergoing pre-service modifications.
(2)
Includes two aircraft not currently in operation and undergoing pre-service modifications.

In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with the plans of Federal Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. See the “Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information regarding the retirements, and the “Federal Express Segment — Operations” section of “Item 1. Business” for information regarding the ongoing redesign of the Federal Express international air network to improve efficiency and asset utilization.

As of June 7, 2024, Federal Express operated more than 87,000 motorized vehicles in its global network and also conducts certain linehaul and pickup-and-delivery operations primarily with more than 95,000 motorized vehicles owned or leased by independent service providers.

Aircraft Purchase Commitments

The following table is a summary of the number and type of aircraft we were committed to purchase as of June 7, 2024, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2025	17	7	11	2	37
2026	14	3	3	—	20
2027	—	—	—	—	—
2028	—	—	—	—	—
2029
Thereafter	—	—	—	—	—
Total	31	10	14	2	57

As of June 7, 2024, we had $611 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 18 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities

At June 7, 2024, Federal Express operated the following major air sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	916	3,671,859	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana(2)	450	3,002,925	140,000	Indianapolis Airport Authority	2053
Miami, Florida(3)	35	284,809	7,000	Aero Miami FX, LLC	2041
Regional
Fort Worth, Texas	168	987,388	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	634,193	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Greensboro, N. Carolina	165	595,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	24,000	City of Chicago	2028
Los Angeles, California	34	305,300	23,000	City of Los Angeles	2025(4)
Atlanta, Georgia	35	291,525	22,600	City of Atlanta	2030
International
Anchorage, Alaska(5)	64	375,300	25,000	State of Alaska, Department of Transportation and Public Facilities	2078
Paris, France(6)	123	1,798,368	59,000	Aeroports de Paris	2048
Cologne, Germany(6)	14	731,267	17,900	Cologne Bonn Airport	2040
Guangzhou, China(7)	155	873,006	36,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(7)	17	425,206	9,000	Kansai Airports	2029
Liege, Belgium(8)	23	1,027,952	33,700	Liege Airport	2036

(1)
Documents and packages.
(2)
In addition to U.S. domestic express package and freight shipments, handles certain international express package and freight shipments to and from Europe.
(3)
Handles international express package and freight shipments to and from Latin America and the Caribbean.
(4)
Property is held under two separate leases — we continue to renew the lease for the sorting and handling facility on a month-to-month basis while a new lease is being negotiated, and the lease for the ramp expansion expires in calendar 2025.
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

Federal Express’s primary sorting facility, which serves as the center of its multiple hub-and-spoke system and worldwide air network, is located at the Memphis International Airport. Federal Express’s facilities at the Memphis International Airport also include aircraft hangars, aircraft ramp areas, vehicle parking areas, flight training and fuel facilities, the FedEx Cold Chain Center, administrative offices, and warehouse space.

Federal Express leases these facilities from the Memphis-Shelby County Airport Authority (the “Authority”). The lease obligates Federal Express to maintain and insure the leased property and to pay all related taxes, assessments, and other charges. The lease is subordinate to, and Federal Express’s rights thereunder could be affected by, any future lease or agreement between the Authority and the U.S. government.

Federal Express has additional major international sorting and freight handling facilities located at Narita Airport in Tokyo and Stansted Airport outside London. Federal Express also has a substantial presence at airports in Hong Kong, Taiwan, and Dubai. A central air hub near Liege, Belgium connects specific large European markets. Additionally, central European road hubs are located in Duiven, The Netherlands and Novara, Italy, respectively.

As of June 7, 2024, Federal Express owned or leased approximately 650 facilities for city station operations in the U.S. In addition, over 1,000 city stations are owned or leased throughout Federal Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.

Federal Express also operates a highly flexible surface network of over 700 legacy FedEx Ground sortation and distribution facilities, including 165 fully automated stations, as of June 7, 2024. See the “Federal Express Segment — Operations” section of “Item 1. Business” for information regarding the consolidation of these operations into the U.S. surface operations of Federal Express. Of the 610 facilities that supported FedEx Home Delivery as of June 7, 2024, 593 were co-located with existing Federal Express surface operations. These leased facilities generally have terms of five years or less. Strategically located to cover the geographic area served by the U.S. surface operations of Federal Express, the facilities range in size from approximately 1,000 to 1,060,000 square feet, with an average size of approximately 179,000 square feet.

Administrative and Other Properties and Facilities

The World Headquarters of Federal Express is located in southeastern Shelby County, Tennessee. Federal Express international headquarters are located in Hoofddorp, The Netherlands. Federal Express leases state-of-the-art technology centers in Collierville, Tennessee and Colorado Springs, Colorado. These facilities house personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.

As of June 7, 2024, Federal Express had approximately 27,000 Drop Boxes. Federal Express customers can also ship from approximately 28,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, Federal Express had approximately 13,000 drop-off locations.

The FedEx Authorized ShipCenter program offers U.S. domestic and international Federal Express shipping and drop-off services through a network of over 4,000 franchised and independent “pack and ship” retail locations. The FedEx OnSite network includes nearly 17,000 drop-off locations at Walgreens, Dollar General, and Albertsons stores. Additionally, Federal Express has an agreement with Office Depot, Inc. to offer U.S. domestic and international Federal Express shipping and drop-off services at nearly 1,000 Office Depot and OfficeMax retail locations.

FedEx Freight Segment

FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of June 7, 2024, FedEx Freight operated nearly 30,000 motorized vehicles and approximately 360 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space.

FedEx Dataworks Operating Segment

FedEx Dataworks’ corporate headquarters are located in Memphis, Tennessee.

FedEx Office Operating Segment

FedEx Office’s corporate headquarters are located in Plano, Texas. As of June 7, 2024, FedEx Office operated approximately 2,000 customer-facing stores and 17 manufacturing plants with expanded print capabilities (traditional electrophotography, digital and traditional offset, large and grand format, and dye sublimation printing), with 14 of the manufacturing plants also housing co-located signs and graphics production operations. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities, and corporate campuses, with the remainder generally located in strip malls, office buildings, Walmart stores, and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size.

FedEx Logistics Operating Segment

FedEx Logistics’s corporate headquarters are located in Memphis, Tennessee and FedEx Supply Chain’s corporate headquarters are located in the Pittsburgh, Pennsylvania metropolitan area. As of June 7, 2024, FedEx Logistics operated approximately 115 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. In addition, as of June 7, 2024, FedEx Supply Chain had nearly 80 facilities through which it operates its supply chain logistics services.

ITEM 3. LEGAL PROCEEDINGS

FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. See Note 20 of the accompanying consolidated financial statements, which is incorporated herein by reference, for a description of certain pending legal proceedings. In connection with the one FedEx consolidation, effective June 1, 2024 Federal Express assumed liability for all pending litigation to which FedEx Ground and FedEx Services were previously party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Information regarding executive officers of FedEx as of July 15, 2024 is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience
Frederick W. Smith Executive Chairman and Chairman of the Board	79

Executive Chairman of FedEx since June 2022 and Chairman of the Board since January 1998; Chief Executive Officer of FedEx from January 1998 to May 2022; President of FedEx from January 1998 to January 2017; Chairman of the Board, President and Chief Executive Officer of Federal Express from April 1983 to January 1998; Chief Executive Officer of Federal Express from 1977 to January 1998; President of Federal Express from June 1971 to February 1975; and Chairman of Federal Express from 1975 to May 2022.

Rajesh Subramaniam President and Chief Executive Officer and Director	58

President of FedEx since March 2019 and Chief Executive Officer of FedEx since June 2022; President and Chief Executive Officer of Federal Express since June 1, 2024; director of FedEx since January 2020; Chief Executive Officer—Elect of FedEx from March 2022 to May 2022; Chief Operating Officer of FedEx from March 2019 to March 2022; President and Chief Executive Officer of Federal Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing of FedEx Services from 2006 to 2013; Senior Vice President — Canada of Federal Express from 2003 to 2006; Vice President — Marketing/APAC of Federal Express from 2000 to 2003; Vice President — APAC, EC & CS of Federal Express from 1999 to 2000; and various management and marketing analyst positions at Federal Express from 1991 to 1999. Mr. Subramaniam serves as a director of The Proctor & Gamble Company, a consumer products company.

Mark R. Allen Executive Vice President, General Counsel and Secretary	68

Executive Vice President, General Counsel and Secretary of FedEx since October 2017; Executive Vice President, General Counsel—Select of FedEx from September 2017 to October 2017; Senior Vice President, Legal International of Federal Express from July 2010 to September 2017; Vice President, Legal — Europe, Middle East, Africa and Indian Subcontinent Region of Federal Express from October 2000 to July 2010; Vice President, Legal — Asia Pacific of Federal Express from 1996 to October 2000; and various legal positions with Federal Express from 1982 to 1996. Mr. Allen will serve as Executive Vice President, General Counsel and Secretary of FedEx through September 23, 2024, and will remain at FedEx as Executive Vice President and Senior Advisor until December 31, 2024.

Tracy B. Brightman Executive Vice President — Chief People Officer	61

Executive Vice President — Chief People Officer of FedEx since June 2023; Corporate Vice President — Chief People Officer of FedEx from November 2022 to June 2023; General Counsel & Senior Vice President — Legal and Human Resources of FedEx Office from October 2020 to November 2022; Senior Vice President — Human Resources and Communications of FedEx Office from April 2018 to October 2020; Senior Vice President — Human Resources of FedEx Office from July 2007 to March 2018; Vice President — Field Human Resources Operations of FedEx Office from January 2005 to June 2007; Vice President — Assistant General Counsel and Assistant Secretary of FedEx Office from April 2004 to January 2005; and Director, Litigation and Employment Counsel of FedEx Office from September 2002 to April 2004.

Brie A. Carere Executive Vice President — Chief Customer Officer	46

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

John W. Dietrich Executive Vice President and Chief Financial Officer	59

Executive Vice President and Chief Financial Officer of FedEx since August 1, 2023; Executive Vice President and Chief Financial Officer—Elect of FedEx from July 17, 2023 to July 31, 2023; President and Chief Executive Officer and a director of Atlas Air Worldwide Holdings, Inc. (“Atlas”), a global provider of outsourced aircraft and aviation operating services, from January 1, 2020 to June 15, 2023; President and Chief Operating Officer of Atlas from July 2019 to January 2020; Executive Vice President and Chief Operating Officer of Atlas from September 2006 to July 2019; and various senior executive positions at Atlas from March 2003 to September 2006, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary, and head of Information Technology and Corporate Communications functions. Mr. Dietrich serves as a director of AAR Corp., a global aerospace and defense aftermarket solutions company, and First Horizon Corporation, a financial services company.

Sriram Krishnasamy Executive Vice President — Chief Digital and Information Officer and Chief Transformation Officer	52

Executive Vice President — Chief Digital and Information Officer effective July 1, 2024; Executive Vice President — Chief Digital and Information Officer—Elect of FedEx from March 11, 2024 to June 30, 2024; Executive Vice President — Chief Transformation Officer since August 2022; President and Chief Executive Officer, FedEx Dataworks at FedEx Services from November 2021 to July 2022; Senior Vice President — Strategic Programs of FedEx Services from February 2020 to October 2021; Senior Vice President — Global Portfolio Marketing from January 2019 to January 2020; Vice President — Marketing of Federal Express from July 2017 to January 2019; Managing Director — Strategic Marketing of Federal Express from July 2015 to July 2017; and various positions in marketing and finance with Federal Express from September 1997 to June 2015.

John A. Smith Chief Operating Officer — United States and Canada, Federal Express	62

Chief Operating Officer — United States and Canada of Federal Express since June 1, 2024; President and Chief Executive Officer — U.S. and Canada Ground Operations of Federal Express from April 16, 2023 to May 31, 2024; President and Chief Executive Officer of FedEx Ground from June 2021 to April 2023; President and Chief Executive Officer—Elect of FedEx Ground from March 2021 to May 2021; President and Chief Executive Officer of FedEx Freight from August 2018 to February 2021; President and Chief Executive Officer—Select of FedEx Freight from May 2018 to August 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008.

Richard W. Smith Chief Operating Officer — International and Chief Executive Officer — Airline, Federal Express	46

Chief Operating Officer — International and Chief Executive Officer — Airline of Federal Express since June 1, 2024; President and Chief Executive Officer — Airline and International of Federal Express from April 16, 2023 to May 31, 2024; President and Chief Executive Officer of Federal Express from September 2022 to April 2023; President and Chief Executive Officer—Elect of Federal Express from April 2022 to August 2022; Regional President, The Americas and Executive Vice President, Global Support of Federal Express from 2020 to March 2022; Regional President, U.S. and Executive Vice President, Global Support of Federal Express from 2019 to 2020; President and Chief Executive Officer of FedEx Logistics from July 2017 to 2019; Senior Vice President, Global Trade and Specialty Services of Federal Express from March 2017 to June 2017; Vice President, Global Trade Services of Federal Express from 2014 to 2017; Managing Director, Life Sciences and Specialty Services/U.S./International of Federal Express from 2009 to 2014; and various positions with FedEx from 2005 to 2009.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 11, 2024, there were 11,993 holders of record of our common stock.

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

The following table provides information on FedEx’s repurchases of our common stock during the fourth quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs ($ in millions)
Mar. 1-31, 2024	1,415,578	$274.57	1,415,578	$5,064
Apr. 1-30, 2024	405,468	274.57	405,468	$5,064
May 1-31, 2024	—	—	—	$5,064
Total	1,821,046		1,821,046	$5,064

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. As of February 29, 2024, $564 million remained available to be used for repurchases under the 2021 program. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion of FedEx common stock.

As part of the 2021 repurchase program, we entered into an accelerated share repurchase (“ASR”) transaction with a bank in March 2024 to repurchase $500 million of our common stock. During the fourth quarter of 2024, the transaction was completed, and 1.8 million shares were delivered under the agreement. In June 2024, we executed an ASR agreement with two banks as part of the 2021 and 2024 repurchase programs to repurchase $1 billion of our common stock with a completion date no later than the end of the first quarter of 2025.

As of July 15, 2024, approximately $4.1 billion remained available to be used for repurchases under the 2024 stock repurchase program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program, however the program may be suspended or discontinued at any time.

See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 1 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our stock repurchases during 2024 and planned stock repurchases during 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ORGANIZATION OF INFORMATION

This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx”) is composed of three major sections: Results of Operations and Outlook, Financial Condition, and Critical Accounting Estimates. These sections include the following information:

•
Results of operations includes an overview of our consolidated 2024 results compared to 2023 results. This section also includes a discussion of key actions and events that impacted our results. Discussion and analysis of 2022 results and year-over-year comparisons between 2023 results and 2022 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2023.
•
The overview is followed by a discussion of both historical operating results for our business segments in place during 2024 and 2023 and our outlook for 2025, as well as a financial summary and analysis for each of our transportation segments in place during 2024 and 2023.
•
Our financial condition is reviewed through an analysis of key elements of our liquidity and capital resources, financial commitments, and liquidity outlook for 2025.
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

DESCRIPTION OF BUSINESS SEGMENTS

We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. During 2024 and 2023, our primary operating companies were Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation and its less-than-truckload (“LTL”) operating subsidiary FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of LTL freight transportation services. For these periods, those companies represented our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constituted our reportable segments. Our FedEx Services segment provided sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that supported our operating segments. The operating costs of the FedEx Services segment were allocated to the business units it served during 2024 and 2023.

This MD&A is based on our segment reporting that was in effect during 2024 and 2023. In connection with our one FedEx consolidation, on June 1, 2024, FedEx Ground and FedEx Services were merged into Federal Express Corporation (“Federal Express”), becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) will be included in the FedEx Freight segment instead of the Federal Express segment in 2025. Prior-year amounts will be revised to reflect this presentation. See “Reportable Segments” below and “Item 1. Business” for additional information.

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

Trends Affecting Our Business

The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” for more information. Additionally, see “Results of Operations and Outlook – Consolidated Results – Business Optimization and Realignment Costs and – Outlook” and “Results of Operations and Outlook – Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened economic conditions for the transportation industry. Consequently, this environment has led to lower freight and package volumes at FedEx Express and FedEx Freight, negatively affecting our results in 2024.

Inflation and Interest Rates

During 2024, global inflation decelerated year-over-year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing a decline in demand for our transportation services as inflation and high interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results in 2025.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. Lower fuel prices negatively affected yields through lower fuel surcharges and drove a decrease in fuel expense during 2024 at all of our transportation segments.

Geopolitical Conflicts

Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East to have a direct material impact on our business or results of operations, the broader consequences are adversely affecting the global economy and may also have the effect of heightening other risks disclosed under Part I, Item 1A. “Risk Factors.”

RESULTS OF OPERATIONS AND OUTLOOK

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other operating expense” includes costs associated with outside service contracts (such as information technology services, facility services, temporary labor, and security), insurance, professional fees, and operational supplies.

Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2024 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

CONSOLIDATED RESULTS

The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2024(1)	2023(1)	Percent Change
Consolidated revenue	$87,693	$90,155	(3)
Operating income (loss):
FedEx Express segment	776	1,064	(27)
FedEx Ground segment	4,049	3,140	29
FedEx Freight segment	1,814	1,925	(6)
Corporate, other, and eliminations	(1,080)	(1,217)	11
Consolidated operating income	5,559	4,912	13
Operating margin:
FedEx Express segment	1.9%	2.5%	(60)	bp
FedEx Ground segment	11.8%	9.4%	240	bp
FedEx Freight segment	20.0%	20.0%	0	bp
Consolidated operating margin	6.3%	5.4%	90	bp
Consolidated net income	$4,331	$3,972	9
Diluted earnings per share	$17.21	$15.48	11

The following table shows changes in revenue and operating results by reportable segment for 2024 compared to 2023 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
FedEx Express segment	$(1,886)	$(288)
FedEx Ground segment	749	909
FedEx Freight segment	(550)	(111)
FedEx Services segment	(41)	—
Corporate, other, and eliminations	(734)	137
	$(2,462)	$647
(1)
The following is a summary of the effects of the (costs) benefits of certain items affecting our financial results for the years ended May 31 (in millions):

	2024	2023
Items affecting Operating Income:
Business optimization costs	$(582)	$(273)
Business realignment costs	—	(36)
Goodwill and other asset impairment charges	(157)	(117)
FedEx Ground legal matters	57	(35)
	$(682)	$(461)

Items affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	$426	$493
Remeasurement of state deferred income taxes under one FedEx structure	(54)	—
	$372	$493

Overview

Operating income improved in 2024 due to the execution of our DRIVE program initiatives and our continued focus on revenue quality, partially offset by reduced demand and lower fuel surcharges, driven by challenging macroeconomic conditions. Our DRIVE initiatives in 2024 included network rationalization through structural flight takedowns and route optimization, along with improvements in hub sort efficiency at FedEx Express, as well as continued benefits from increasing linehaul efficiencies and improving dock productivity at FedEx Ground.

Operating income in 2024 and 2023 includes $157 million ($120 million, net of tax, or $0.48 per diluted share) and $70 million ($54 million, net of tax, or $0.21 per diluted share), respectively, of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. Operating income in 2023 also includes $47 million ($44 million, net of tax, or $0.17 per diluted share) of goodwill and other asset impairment charges associated with the ShopRunner, Inc. (“ShopRunner”) acquisition at FedEx Dataworks, Inc. (“FedEx Dataworks”). See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

Operating income in 2024 includes $582 million ($444 million, net of tax, or $1.77 per diluted share) of expenses associated with our DRIVE business optimization strategy announced in 2023. Operating income in 2023 includes $273 million ($209 million, net of tax, or $0.81 per diluted share) of expenses under this program, and also includes business realignment costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) associated with our workforce reduction plan in Europe announced in 2021. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

Operating income in 2024 includes a $57 million benefit ($44 million, net of tax, or $0.17 per diluted share) for insurance recoveries in connection with a FedEx Ground legal matter. Operating income in 2023 includes a $35 million charge ($26 million, net of tax, or $0.10 per diluted share) related to a separate FedEx Ground legal matter. These amounts are included in “Corporate, other, and eliminations.”

Net income includes a pre-tax, noncash gain of $561 million in 2024 ($426 million, net of tax, or $1.69 per diluted share) and a gain of $650 million in 2023 ($493 million, net of tax, or $1.92 per diluted share) associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 13 of the accompanying consolidated financial statements for more information.

Net income in 2024 includes a $54 million ($0.21 per diluted share) tax expense related to the remeasurement of state deferred income taxes under the new one FedEx structure. Net income in 2023 includes a $46 million ($0.18 per diluted share) tax expense from a revaluation of certain foreign tax assets. See the “Income Taxes” section of this MD&A and Note 12 of the accompanying consolidated financial statements for more information.

We completed an accelerated share repurchase (“ASR”) transaction with a bank during the fourth quarter of 2024 to repurchase $500 million of FedEx common stock. During 2024, we repurchased 9.8 million shares of our common stock under ASR agreements at an average price of $255.34 per share for a total of $2.5 billion. Share repurchases had a benefit of $0.34 per diluted share in 2024. As of July 15, 2024, $4.1 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of Directors in March 2024. See Note 1 of the accompanying consolidated financial statements and the “Financial Condition—Liquidity” section of this MD&A for additional information on our stock repurchases.

The following graphs for FedEx Express, FedEx Ground, and FedEx Freight show selected volume trends (in thousands) for the years ended May 31:

FedEx Express
U.S. Domestic
Average Daily Package Volume
3,500
3,300
3,100
2,900
2,700
2,500
3,283
3,189
2,787
2,663
2021
2022
2023
2024

FedEx Express
International(1)
Average Daily Package Volume
3,000
2,500
2,000
1,500
1,000
500
2,362
1,954
1,805
1,770
1,036
1,063
986
1,030
2021
2022
2023
2024
International domestic
International export

FedEx Ground
Average Daily Package Volume(2)
5,000
4,200
3,400
2,600
1,800
1,000
200
4,312
4,549
4,361
4,483
4,048
4,223
4,021
3,941
1,594
1,130
781
810
2021
2022
2023
2024
Ground commercial
Home delivery
Economy

FedEx Express and FedEx Ground
Total Average Daily Package Volume(2)
18,000
17,000
16,000
15,000
14,000
16,635
16,108
14,741
14,697
2021
2022
2023
2024

FedEx Express
Average Daily Freight Pounds(3)
22,000
19,000
16,000
13,000
10,000
7,000
4,000
19,869
19,809
17,024
15,106
9,231
7,935
6,735
5,658
2021
2022
2023
2024
International
U.S.

FedEx Freight
Average Daily Shipments
90.0
80.0
70.0
60.0
50.0
40.0
30.0
20.0
76.2
79.1
70.1
64.9
32.2
32.6
29.6
29.1
2021
2022
2023
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
$17.79
$20.15
$22.54
$22.69
2021
2022
2023
2024

FedEx Express
International(1)
Revenue per Package - Yield
$60.00
$50.00
$40.00
$30.00
$20.00
$10.00
$-
$49.03
$55.21
$55.13
$52.10
$7.70
$8.71
$8.78
$9.22
2021
2022
2023
2024
International export composite
International domestic

FedEx Express
Freight
Revenue per Pound - Yield(2)
$2.00
$1.50
$1.00
$0.50
$1.41
$1.50
$1.69
$1.67
$0.96
$1.12
$1.09
$1.04
2021
2022
2023
2024
U.S.
International

FedEx Ground
Revenue per Package - Yield
$13.00
$12.00
$11.00
$10.00
$9.00
$8.00
$9.70
$10.64
$11.70
$11.86
2021
2022
2023
2024

FedEx Freight
Revenue per Shipment
$460.00
$420.00
$380.00
$340.00
$300.00
$260.00
$220.00
$313.67
$368.08
$417.50
$411.25
$269.98
$320.76
$363.85
$361.38
2021
2022
2023
2024
Economy
Priority

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority, economy, and airfreight services.

Revenue

Revenue decreased 3% in 2024 primarily due to lower fuel surcharges at all of our transportation segments, decreased volumes at FedEx Express and FedEx Freight, and reduced demand surcharges at FedEx Express, partially offset by base yield improvement at FedEx Ground and FedEx Freight.

FedEx Express revenue decreased 4% in 2024 primarily due to volume declines, lower fuel surcharges, and reduced demand surcharges. Revenue at Corporate, other, and eliminations decreased in 2024 primarily due to lower yields and reduced volume at FedEx Logistics, Inc. (“FedEx Logistics”). FedEx Freight revenue decreased 6% in 2024 primarily due to lower shipments, weight per shipment, and fuel surcharges, partially offset by base yield improvement. FedEx Ground revenue increased 2% in 2024 primarily due to base yield improvement and higher volume, partially offset by lower fuel surcharges.

Goodwill and Other Asset Impairment Charges

In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.

In 2023, we made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines for the same reasons stated above. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in 2023.

In 2023, we also recorded a noncash impairment charge of $36 million ($36 million, net of tax, or $0.14 per diluted share) for all of the goodwill attributable to FedEx Dataworks. The key factors contributing to the goodwill impairment were underperformance of the ShopRunner business during 2023, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. We also recorded an $11 million ($8 million, net of tax, or $0.03 per diluted share) noncash intangible asset impairment charge related to the ShopRunner acquisition at FedEx Dataworks. For additional information regarding these impairment charges, see the “Critical Accounting Estimates” section of this MD&A and Note 4 of the accompanying consolidated financial statements.

Business Optimization and Realignment Costs

In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Ground and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. The organizational redesign was implemented in phases with full legal implementation effective June 1, 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability.

FedEx is making progress with Network 2.0, as the company has implemented Network 2.0 optimization in more than 50 locations in the U.S. Contracted service providers will handle the pickup and delivery of packages in some locations while employee couriers will handle others.

We incurred costs associated with our business optimization activities of $582 million ($444 million, net of tax, or $1.77 per diluted share) in 2024. These costs were primarily related to professional services and severance, and are included in Corporate, other, and eliminations, FedEx Express, and FedEx Ground. We incurred costs associated with our business optimization activities of $273 million ($209 million, net of tax, or $0.81 per diluted share) in 2023. These costs were primarily related to consulting services, severance, professional fees, and idling our operations in Russia, and are included in Corporate, other, and eliminations and FedEx Express. The identification of these costs as business optimization-related expenditures is subject to our disclosure controls and procedures. We expect the aggregate pre-tax cost of our business optimization activities to be approximately $1.5 billion through 2025. The timing and amount of our business optimization expenses may change as we revise and implement our plans.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) in 2023 associated with our business realignment activities. These costs were related to certain employee severance arrangements. Payments under this program totaled approximately $118 million in 2023. The pre-tax cost of our business realignment activities was approximately $430 million. We did not incur any costs related to business realignment activities in 2024.

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent	Percent of Revenue
	2024	2023	Change	2024	2023
Operating expenses:
Salaries and employee benefits	$30,961	$31,019	—	35.3%	34.4%
Purchased transportation	20,921	21,790	(4)	23.9	24.2
Rentals and landing fees	4,571	4,738	(4)	5.2	5.3
Depreciation and amortization	4,287	4,176	3	4.9	4.6
Fuel	4,710	5,909	(20)	5.4	6.6
Maintenance and repairs	3,291	3,357	(2)	3.7	3.7
Goodwill and other asset impairment charges(1)	157	117	34	0.2	0.1
Business optimization and realignment costs(2)	582	309	88	0.7	0.4
Other(3)	12,654	13,828	(8)	14.4	15.3
Total operating expenses	82,134	85,243	(4)	93.7	94.6
Total operating income	$5,559	$4,912	13	6.3%	5.4%

(1)
Includes asset impairment charges in 2024 associated with the FedEx Express operating segment. Includes goodwill and other asset impairment charges in 2023 associated with the FedEx Express and FedEx Dataworks operating segments.
(2)
Includes costs associated with our DRIVE program in 2024 and 2023 and the workforce reduction plan in Europe in 2023.
(3)
Includes a $57 million benefit in 2024 for insurance recoveries in connection with a FedEx Ground legal matter. Includes a $35 million charge in 2023 related to a separate FedEx Ground legal matter.

Operating income increased in 2024 primarily due to our DRIVE program initiatives and base yield improvements at FedEx Ground and FedEx Freight, which more than offset volume declines at FedEx Freight and FedEx Express. Our DRIVE initiatives included continued benefits from network rationalization at FedEx Express, including structural flight takedowns and route optimization, and improvements in hub sort efficiency, as well as increasing linehaul efficiencies and improving dock productivity at FedEx Ground. Lower volumes contributed to reductions in salaries and employee benefits, fuel expense, purchased transportation, and rentals and landing fees. The effect of volume declines on salaries and employee benefits was offset by higher wages and variable incentive compensation. Other operating expenses decreased primarily due to lower bad debt accruals, professional fees, and self-insurance accruals.

We recognized $157 million and $70 million of asset impairment charges in 2024 and 2023, respectively, associated with the decision to permanently retire certain aircraft and related engines at FedEx Express. Our 2023 results also include $47 million of goodwill and other asset impairment charges associated with the ShopRunner acquisition at FedEx Dataworks. See the “Goodwill and Other Asset Impairment Charges” section of this MD&A for more information.

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

Fuel expense decreased 20% during 2024 due to lower fuel prices and usage. In addition to variability in usage and market prices, the manner in which we purchase fuel also influences our results. For example, our contracts for jet fuel purchases at FedEx Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 60% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.

Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short-term. For more information, see “Item 1A. Risk Factors.”

Other Income and Expense

Interest income and interest expense increased $172 million and $51 million, respectively, in 2024 primarily due to an increase in interest rates.

Retirement Plans MTM Adjustments

In 2024, we incurred a pre-tax, noncash MTM gain of $561 million ($426 million, net of tax, or $1.69 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher discount rates, partially offset by changes to the actuarial assumptions regarding rates of retirement and short-term cash balance interest credits.

In 2023, we incurred a pre-tax, noncash MTM gain of $650 million ($493 million, net of tax, or $1.92 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher discount rates, partially offset by lower-than-expected asset returns and demographic experience.

For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 13 of the accompanying consolidated financial statements.

Income Taxes

Our effective tax rate was 25.8% for 2024, compared to 25.9% for 2023. The 2024 tax provision includes an income tax expense of $54 million ($0.21 per diluted share) from the remeasurement of U.S. state deferred tax balances related to the merger of FedEx Ground and FedEx Services into Federal Express Corporation. The 2023 tax provision was impacted by an expense of $46 million ($0.18 per diluted share) related to a write-down and valuation allowance on certain foreign tax credit carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset.

Several countries in which the company operates have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. The company will be subject to Pillar Two beginning in 2025. Based on currently issued guidance, we do not believe this will have a material effect on the company’s 2025 income tax provision. We will continue to monitor additional guidance as it is released.

We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2016 through 2021 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $226 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 12 of the accompanying consolidated financial statements.

Equity Investments

As of May 31, 2024 and 2023, the carrying value of our equity investments were $360 million and $302 million, respectively. For more information on equity investments, see Note 19 of the accompanying consolidated financial statements.

Outlook

During 2025, we expect revenue to increase, with service mix shifting further toward deferred service offerings. We will continue to execute on our DRIVE program initiatives focused on reducing our permanent cost structure, aligning our cost base with demand, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy to mitigate yield pressures through surcharge management and optimizing our customer and service mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by expense headwinds related to higher global inflation, the unfavorable impact of the expiration of the contract for Federal Express to provide the U.S. Postal Service (“USPS”) domestic transportation services in September 2024, and two fewer operating days.

See the “Business Optimization and Realignment Costs” section of this MD&A for additional information on our DRIVE program and other cost savings initiatives.

Our capital expenditures for 2025 are expected to be approximately $5.2 billion, in line with 2024, as we continue to reduce our capital intensity relative to revenue. Aircraft spend is expected to decline, partially offset by increased investments in network optimization and modernization of our facilities. Our expected capital expenditures for 2025 include continued investments related to Network 2.0, as well as the continued modernization of the Federal Express Memphis World Hub and expansion and modernization of the Federal Express Indianapolis Hub.

We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2025 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.

In June 2024, FedEx Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact between 1,700 and 2,000 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $375 million in cash expenditures. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses. We expect savings from the plan to be between $125 million and $175 million on an annualized basis beginning in 2027.

In June 2024, we announced that FedEx’s management and Board of Directors are conducting an assessment of the role of FedEx Freight in the company’s portfolio structure.

The uncertainty of a slowing global economy, global inflation, geopolitical challenges including the ongoing conflicts between Russia and Ukraine and in the Middle East, and the effect these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2025 inherently less certain. See “Item 1A. Risk Factors” for more information.

See “Forward-Looking Statements,” “Item 1A. Risk Factors,” “Trends Affecting Our Business,” and “Critical Accounting Estimates” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.

Seasonality of Business

Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue, and earnings. Historically, the U.S. express package business experiences an increase in volumes in late November and December. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. Historically, the fall was the busiest shipping period for FedEx Ground, while late December, June and July were the slowest periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs, and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Item 1A. Risk Factors” for more information.

RECENT ACCOUNTING GUIDANCE

See Note 2 of the accompanying consolidated financial statements for a discussion of recent accounting guidance.

REPORTABLE SEGMENTS

During 2024 and 2023, FedEx Express, FedEx Ground, and FedEx Freight represented our major service lines and, along with FedEx Services, constituted our reportable segments. Our reportable segments for these periods included the following businesses:

FedEx Express Segment	FedEx Express (express transportation, small-package ground delivery, and freight transportation)
FedEx Custom Critical (time-critical transportation)

FedEx Ground Segment	FedEx Ground (small-package ground delivery)

FedEx Freight Segment	FedEx Freight (LTL freight transportation)

FedEx Services Segment	FedEx Services (sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and back-office functions)

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to bring FedEx Ground and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. The organizational redesign was implemented in phases with full legal implementation effective June 1, 2024. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. During the implementation process in fiscal 2024, each of our reportable segments continued to have discrete financial information that was regularly reviewed when evaluating performance and making resource allocation decisions, and aligned with our management reporting structure and our internal financial reporting.

Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical will be included in the FedEx Freight segment instead of the Federal Express segment. This change was made to reflect our new management reporting structure. Prior-year amounts will be revised to reflect this presentation.

FEDEX SERVICES SEGMENT

During 2024 and 2023, the FedEx Services segment provided direct and indirect support to our operating segments, and we allocated all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our businesses in the results of those segments. We reviewed and evaluated the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance was evaluated based on the effect of its total allocated net operating costs on our operating segments.

Operating expenses for each of our transportation segments included the allocations from the FedEx Services segment to the respective transportation segments. These allocations included charges and credits for administrative services provided between operating companies. The allocations of net operating costs were based on metrics such as relative revenue or estimated services provided. We believe these allocations approximated the net cost of providing these functions. Our allocation methodologies were refined periodically, as necessary, to reflect changes in our businesses.

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

Also included in Corporate and other is the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides specialty transportation, customs brokerage, and global ocean and air freight forwarding, as well as integrated supply chain management solutions through FedEx Supply Chain Distribution, Inc. (“FedEx Supply Chain”).

The results of Corporate, other, and eliminations are not allocated to the other business segments. There will be no changes to Corporate, other, and eliminations in 2025 following the one FedEx consolidation.

In 2024, the improvement in operating results in Corporate, other, and eliminations was primarily due to decreased professional fees and business optimization expenses at FedEx Corporate and improved operating results at FedEx Logistics. The improved operating results at FedEx Logistics were primarily due to lower purchased transportation and bad debt expense, partially offset by decreased revenue. The comparison of operating loss between 2024 and 2023 at Corporate, other, and eliminations is affected by goodwill and other asset impairment charges of $47 million associated with the ShopRunner acquisition at FedEx Dataworks in 2023.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2024 FedEx Ground provided delivery support for certain FedEx Express packages as part of our last-mile optimization efforts, and FedEx Freight provided road and intermodal support for both FedEx Ground and FedEx Express. In addition, FedEx Express worked with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	2024	2023	Percent Change
Revenue:
Package:
U.S. overnight box	$8,689	$8,916	(3)
U.S. overnight envelope	1,854	1,980	(6)
U.S. deferred	4,928	5,128	(4)
Total U.S. domestic package revenue	15,471	16,024	(3)
International priority	9,455	10,939	(14)
International economy	4,273	2,911	47
Total international export package revenue	13,728	13,850	(1)
International domestic(1)	4,178	4,043	3
Total package revenue	33,377	33,917	(2)
Freight:
U.S.	2,418	2,906	(17)
International priority	2,205	3,060	(28)
International economy	1,677	1,510	11
International airfreight	126	166	(24)
Total freight revenue	6,426	7,642	(16)		Percent of Revenue
Other	1,054	1,184	(11)		2024	2023
Total revenue	40,857	42,743	(4)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	15,810	15,899	(1)		38.7	37.2
Purchased transportation	5,755	5,629	2		14.1	13.2
Rentals and landing fees	2,071	2,310	(10)		5.1	5.4
Depreciation and amortization	2,172	2,105	3		5.3	4.9
Fuel	4,105	5,122	(20)		10.0	12.0
Maintenance and repairs	1,905	2,000	(5)		4.7	4.7
Asset impairment charges	157	70	124		0.4	0.2
Business optimization and realignment costs	143	47	204		0.3	0.1
Intercompany charges	1,917	1,896	1		4.7	4.4
Other	6,046	6,601	(8)		14.8	15.4
Total operating expenses	40,081	41,679	(4)		98.1%	97.5%
Operating income	$776	$1,064	(27)
Operating margin	1.9%	2.5%	(60)	bp

(1)
International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2024	2023	Percent Change
Package Statistics
Average daily package volume (ADV):
U.S. overnight box	1,220	1,259	(3)
U.S. overnight envelope	429	465	(8)
U.S. deferred	1,014	1,063	(5)
Total U.S. domestic ADV	2,663	2,787	(4)
International priority	668	708	(6)
International economy	362	278	30
Total international export ADV	1,030	986	4
International domestic(1)	1,770	1,805	(2)
Total ADV	5,463	5,578	(2)
Revenue per package (yield):
U.S. overnight box	$27.82	$27.77	—
U.S. overnight envelope	16.88	16.71	1
U.S. deferred	18.98	18.91	—
U.S. domestic composite	22.69	22.54	1
International priority	55.35	60.62	(9)
International economy	46.09	41.12	12
International export composite	52.10	55.13	(5)
International domestic(1)	9.22	8.78	5
Composite package yield	23.87	23.85	—
Freight Statistics
Average daily freight pounds:
U.S.	5,658	6,735	(16)
International priority	4,443	5,435	(18)
International economy	9,909	10,591	(6)
International airfreight	754	998	(24)
Total average daily freight pounds	20,764	23,759	(13)
Revenue per pound (yield):
U.S.	$1.67	$1.69	(1)
International priority	1.94	2.21	(12)
International economy	0.66	0.56	18
International airfreight	0.65	0.65	—
Composite freight yield	1.21	1.26	(4)
(1)
International domestic statistics relate to our international intra-country operations.

FedEx Express Segment Revenue

FedEx Express segment revenue decreased 4% in 2024 primarily due to volume declines, lower fuel surcharges, and reduced demand surcharges.

Global average daily freight pounds decreased 13% in 2024 primarily as a result of weak global economic conditions as well as lower volume from the USPS. U.S. domestic average daily package volumes declined 4% in 2024 as global economic factors led to reduced demand for our services. These declines were partially offset by an increase in international export package volume of 4% in 2024 driven by a mix shift toward our deferred product offerings, partially offset by a global decline in international priority package volume.

Lower fuel surcharges had a significant negative effect on yield across package and freight services during 2024. In addition, international export composite package yield decreased 5% in 2024 driven by reduced demand surcharges, a larger mix of e-commerce volume, and an increase in lower-yielding deferred volume related to the full reopening of the international economy service. Composite freight yield decreased 4% in 2024 due to reduced demand surcharges and an increased mix of deferred freight, also driven by the reopening of international economy service.

FedEx Express Segment Operating Income

FedEx Express segment operating income decreased 27% in 2024 primarily due to reduced revenue, partially offset by lower operating expenses. Operating expenses declined in 2024 as a result of continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure, as well as lower volumes. These initiatives include network rationalization through structural flight takedowns and route optimization, along with improvements in hub sort efficiency. Currency exchange rates had a positive effect on revenue and a negative effect on expenses and operating income in 2024.

Fuel expense decreased 20% in 2024 due to decreases in fuel prices and usage. Other operating expense decreased 8% in 2024 primarily due to lower bad debt expense and lower outside service contracts expense resulting from a decrease in temporary labor usage. Fewer aircraft leases as a result of lower volumes drove a decrease in rentals and landing fees of 10% in 2024. Maintenance and repairs expense decreased 5% in 2024 primarily due to lower aircraft maintenance resulting from an increase in aircraft temporarily parked. Salaries and employee benefits expense decreased 1% primarily due to decreased staffing to align with lower volume, partially offset by higher wage rates and increased variable incentive compensation.

FedEx Express segment results in 2024 include $157 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines and business optimization costs of $143 million associated with our plan to drive efficiency and lower our overhead and support costs. FedEx Express segment results in 2023 include $70 million of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines, $36 million associated with our workforce reduction plan in Europe, and $11 million of business optimization costs which includes costs associated with idling our business in Russia. See the “Business Optimization and Realignment Costs” and “Goodwill and Other Asset Impairment Charges” sections of this MD&A for more information.

In July 2023, FedEx Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Master Executive Council in the prior month. The ongoing bargaining process has no effect on our operations. For more information, see Note 1 of the accompanying consolidated financial statements.

FEDEX GROUND SEGMENT

During 2024 and 2023, FedEx Ground service offerings included day-certain delivery to businesses in the U.S. and Canada and to 100% of U.S. residences. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected package statistics (in thousands, except yield amounts), and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2024	2023	Change		2024	2023
Revenue	$34,256	$33,507	2		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	6,795	6,737	1		19.8	20.1
Purchased transportation	14,181	14,597	(3)		41.4	43.5
Rentals	1,732	1,661	4		5.1	5.0
Depreciation and amortization	1,119	1,020	10		3.3	3.0
Fuel	32	36	(11)		0.1	0.1
Maintenance and repairs	695	634	10		2.0	1.9
Business optimization costs	108	—	NM		0.3	—
Intercompany charges	1,992	1,961	2		5.8	5.9
Other	3,553	3,721	(5)		10.4	11.1
Total operating expenses	30,207	30,367	(1)		88.2%	90.6%
Operating income	$4,049	$3,140	29
Operating margin	11.8%	9.4%	240	bp
Average daily package volume (ADV)(1):
Ground commercial	4,483	4,361	3
Home delivery	3,941	4,021	(2)
Economy	810	781	4
Total ADV	9,234	9,163	1
Revenue per package (yield)	$11.86	$11.70	1

(1)
Ground commercial ADV is calculated on a 5-day-per-week basis, while home delivery and economy ADV are calculated on a 7-day-per-week basis.

FedEx Ground Segment Revenue

FedEx Ground segment revenue increased 2% in 2024 primarily due to yield improvement and higher volumes. FedEx Ground yield increased 1% in 2024 primarily due to base yield improvement, partially offset by lower fuel surcharges. Total average daily volume increased 1% in 2024 primarily due to increased demand for our commercial and economy services.

FedEx Ground Segment Operating Income

FedEx Ground segment operating income increased 29% in 2024 primarily due to yield improvement, higher volume, lower self-insurance accruals, and lower purchased transportation expense. FedEx Ground lowered operating costs in 2024 through continued benefits from DRIVE initiatives focused on increasing linehaul efficiencies and improving dock productivity. In addition, FedEx Ground continued to realize benefits from reduced Sunday deliveries and consolidated sort operations in 2024.

Purchased transportation expense decreased 3% in 2024 primarily due to lower fuel prices and increased third-party rail usage, partially offset by higher base rates. Other operating expense decreased 5% in 2024 primarily due to lower self-insurance accruals. Depreciation and rentals expense increased 10% and 4%, respectively, in 2024 primarily due to the completion of previously committed multi-year expansion projects. Maintenance and repairs expense increased 10% in 2024 primarily due to higher costs associated with outside vendor labor, vehicle parts, and facility maintenance. Salaries and employee benefits expense increased 1% in 2024 primarily due to higher wage rates and variable incentive compensation, partially offset by an increase in productivity.

FedEx Ground results include business optimization costs of $108 million in 2024 associated with our plan to drive efficiency and lower our overhead and support costs. See the “Business Optimization and Realignment Costs” section of this MD&A for more information.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the years ended May 31:

			Percent		Percent of Revenue
	2024	2023	Change		2024	2023
Revenue	$9,082	$9,632	(6)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,880	4,002	(3)		42.7	41.5
Purchased transportation	618	731	(15)		6.8	7.6
Rentals	275	266	3		3.0	2.8
Depreciation and amortization	402	387	4		4.4	4.0
Fuel	570	748	(24)		6.3	7.8
Maintenance and repairs	328	318	3		3.6	3.3
Intercompany charges	528	526	—		5.8	5.4
Other	667	729	(9)		7.4	7.6
Total operating expenses	7,268	7,707	(6)		80.0%	80.0%
Operating income	$1,814	$1,925	(6)
Operating margin	20.0%	20.0%	—	bp
Average daily shipments (in thousands):
Priority	64.9	70.1	(7)
Economy	29.1	29.6	(2)
Total average daily shipments	94.0	99.7	(6)
Weight per shipment (pounds):
Priority	977	1,027	(5)
Economy	878	912	(4)
Composite weight per shipment	946	993	(5)
Revenue per shipment:
Priority	$361.38	$363.85	(1)
Economy	411.25	417.50	(1)
Composite revenue per shipment	$376.81	$379.76	(1)
Revenue per hundredweight:
Priority	$36.98	$35.44	4
Economy	46.86	45.78	2
Composite revenue per hundredweight	$39.82	$38.26	4

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 6% in 2024 primarily due to lower shipments.

Average daily shipments decreased 6% in 2024 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 1% in 2024 primarily due to lower weight per shipment and fuel surcharges, partially offset by base yield improvement from our continued focus on revenue quality.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 6% in 2024 due to decreased revenue, partially offset by lower volume-related operating expenses.

Fuel and purchased transportation expense decreased 24% and 15%, respectively, in 2024 due to lower fuel prices and decreased shipments. Salaries and employee benefits expense decreased 3% in 2024 primarily due to lower staffing to align with decreased shipments and an increase in productivity, partially offset by higher wage rates and variable incentive compensation. Other operating expense decreased 9% in 2024 primarily due to lower self-insurance accruals.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $6.5 billion at May 31, 2024, compared to $6.9 billion at May 31, 2023. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2024	2023
Operating activities:
Net income	$4,331	$3,972
Retirement plans mark-to-market adjustments	(561)	(650)
Goodwill and other asset impairment charges	157	117
Business optimization and realignment costs, net of payments	26	23
Other noncash charges and credits	7,790	8,526
Changes in assets and liabilities	(3,431)	(3,140)
Cash provided by operating activities	8,312	8,848
Investing activities:
Capital expenditures	(5,176)	(6,174)
Purchase of investments	(176)	(84)
Proceeds from sale of investments	38	—
Proceeds from asset dispositions and other	114	84
Cash used in investing activities	(5,200)	(6,174)
Financing activities:
Principal payments on debt	(147)	(152)
Proceeds from stock issuances	491	231
Dividends paid	(1,259)	(1,177)
Purchase of treasury stock	(2,500)	(1,500)
Other, net	(11)	1
Cash used in financing activities	(3,426)	(2,597)
Effect of exchange rate changes on cash	(41)	(118)
Net decrease in cash and cash equivalents	$(355)	$(41)
Cash and cash equivalents at end of period	$6,501	$6,856

Cash Provided by Operating Activities. Cash flows from operating activities decreased $0.5 billion in 2024 primarily due to working capital changes, driven by an increase in accounts receivable, partially offset by an increase in accrued incentive compensation, as well as lower net income (net of noncash items).

Cash Used in Investing Activities. Capital expenditures were 16% lower in 2024 primarily due to decreased spending on package handling and ground support equipment and information technology. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2024.

Financing Activities. We completed four ASR transactions with banks in 2024 to repurchase an aggregate of $2.5 billion of our common stock. A total of 9.8 million shares were repurchased under the agreements.

During 2023, we completed an ASR transaction with a bank to repurchase an aggregate of $1.5 billion of our common stock, and 9.2 million shares were delivered.

The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2024			2023
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	9,790,704	$255.34	$2,500	9,180,752	$163.39	$1,500

We executed an ASR agreement with two banks in June 2024 to repurchase $1 billion of our common stock with a completion date no later than the end of the first quarter of 2025. As of July 15, 2024, $4.1 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of Directors in March 2024, which is the only program that currently exists. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and Note 1 of the accompanying consolidated financial statements for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2024	2023	Percent Change
Aircraft and related equipment	$1,627	$1,684	(3)
Package handling and ground support equipment	974	1,851	(47)
Vehicles and trailers	709	719	(1)
Information technology	656	802	(18)
Facilities and other	1,210	1,118	8
Total capital expenditures	$5,176	$6,174	(16)

FedEx Express segment	$3,291	$3,055	8
FedEx Ground segment	1,018	1,995	(49)
FedEx Freight segment	461	556	(17)
FedEx Services segment	282	431	(35)
Other	124	137	(9)
Total capital expenditures	$5,176	$6,174	(16)

Capital expenditures decreased $1.0 billion during 2024 primarily due to decreased spending on package handling and ground support equipment at FedEx Ground, information technology at FedEx Services, facilities and other at FedEx Ground, vehicles and trailers at FedEx Freight, and aircraft and related equipment at FedEx Express, partially offset by increased spending on facilities and other and vehicles and trailers at FedEx Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.2 billion principal amount of senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of May 31, 2024 (in millions):

Current Assets	$10,618
Intercompany Receivable	4,625
Total Assets	83,880
Current Liabilities	9,658
Intercompany Payable	—
Total Liabilities	52,551

The following table presents the summarized statement of income information as of May 31, 2024 (in millions):

Revenue	$65,837
Intercompany Charges, net	(4,558)
Operating Income	5,431
Intercompany Charges, net	199
Income Before Income Taxes	5,414
Net Income	$3,937

The following tables present summarized financial information for FedEx (as Parent Guarantor) and FedEx Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of May 31, 2024 (in millions):

Current Assets	$4,473
Intercompany Receivable	7,399
Total Assets	62,900
Current Liabilities	5,958
Intercompany Payable	—
Total Liabilities	38,962

The following table presents the summarized statement of income information as of May 31, 2024 (in millions):

Revenue	$22,420
Intercompany Charges, net	(2,983)
Operating Income	206
Intercompany Charges, net	73
Income Before Income Taxes	2,608
Net Income	$2,608

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, and geopolitical conflicts. We held $6.5 billion in cash at May 31, 2024 and have $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash flow from operations, and available financing sources are adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

As announced on June 25, 2024, we expect to repurchase $2.5 billion of our common stock in 2025. We executed an ASR agreement with two banks in June 2024 to repurchase $1 billion of our common stock with a completion date no later than the end of the first quarter of 2025.

Our cash and cash equivalents balance at May 31, 2024 includes $2.5 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures for 2025 are expected to be approximately $5.2 billion, in line with 2024, as we continue to reduce our capital intensity relative to revenue. Aircraft spend is expected to decline, partially offset by increased investments in network optimization and modernization of our facilities. Our expected capital expenditures for 2025 include continued investments related to Network 2.0, as well as the continued modernization of the Federal Express Memphis World Hub and expansion and modernization of the Federal Express Indianapolis Hub. Our expected capital expenditures for 2025 also include $1.3 billion for delivery of aircraft and related equipment and progress payments toward future aircraft deliveries at Federal Express.

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

We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, and obligations and commitments for purchases of goods and services. Refer to Note 6, Note 7, and Note 18 of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 12 of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 6 of the accompanying consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

We made voluntary contributions of $100 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) in June 2024 and anticipate making $700 million of additional voluntary contributions during the remainder of 2025. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

On June 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend was paid on July 9, 2024 to stockholders of record as of the close of business on June 24, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

PENSION PLANS

The rules for pension accounting are complex and can produce volatility in our earnings, financial condition, and liquidity. Our defined benefit pension plans are measured using actuarial techniques that reflect management’s assumptions for expected returns on assets (“EROA”), discount rate, and demographic experience such as salary increases, expected retirement, mortality, and employee turnover. Differences between these assumptions and actual experience are recognized in our earnings through MTM accounting.

Our annual MTM adjustment is highly sensitive to the discount rate and EROA assumptions, which are as follows:

	U.S. Pension Plans		International Pension Plans
	2024	2023	2024	2023
Discount rate used to determine benefit obligation	5.58%	5.20%	4.29%	4.21%
Discount rate used to determine net periodic benefit cost	5.20	4.25	4.21	3.09
Expected long-term rate of return on assets	6.50	6.50	3.55	2.26

The following sensitivity analysis shows the impact of a 50-basis-point change in the EROA and discount rate assumptions for our largest pension plan and the resulting increase (decrease) in our projected benefit obligation (“PBO”) as of May 31, 2024 and expense for the year ended May 31, 2024 (in millions):

	50 Basis Point Increase	50 Basis Point Decrease
Pension Plan
EROA:
Effect on pension expense	$(127)	$127
Discount Rate:
Effect on pension expense	11	(13)
Effect on PBO	(1,364)	1,498

See Note 13 of the accompanying consolidated financial statements for further information about our pension plans.

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination, and as a result there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

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

We believe our recorded obligations for these expenses are consistently measured and appropriate. Nevertheless, changes in accident frequency and severity, healthcare costs, insurance retention levels, and other factors can materially affect the estimates for these liabilities and affect our results of operations. Self-insurance accruals reflected in our balance sheet for the period ended May 31 are as follows (in millions):

	2024	2023
Short-Term	$1,931	$1,730
Long-Term	3,701	3,339
Total	$5,632	$5,069

A five-percent reduction or improvement in the assumed claim severity used to estimate our self-insurance accruals would result in an increase or decrease of approximately $280 million in our reserves and expenses as of and for the year ended May 31, 2024. For more information, see “Item 1A. Risk Factors” of this Annual Report.

LONG-LIVED ASSETS

USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 60% of our owned assets invested in our transportation and information system infrastructures.

The depreciation or amortization of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because we utilize many of our capital assets over relatively long periods (the majority of aircraft costs are depreciated over 18 to 30 years), we periodically evaluate whether adjustments to our estimated service lives or salvage values are necessary to ensure these estimates properly match the economic use of the asset. These evaluations consider usage, maintenance costs, and economic factors that affect the useful life of an asset. This evaluation may result in changes in the estimated lives and residual values used to depreciate our aircraft and other equipment.

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

IMPAIRMENT. As of May 31, 2024, the FedEx Express global air network included a fleet of 698 aircraft (including 309 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.

Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2024, we had three purchased aircraft that were not yet placed into service.

We evaluate our long-lived assets used in operations for impairment when events and circumstances indicate that the undiscounted cash flows to be generated by that asset group are less than the carrying amounts of the asset group and may not be recoverable. If the cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. We operate integrated transportation networks, and accordingly, cash flows for most of our operating assets are assessed at a network level, not at an individual asset level for our analysis of impairment. Further, decisions about capital investments are evaluated based on the effect on the overall network rather than the return on an individual asset. We make decisions to remove certain long-lived assets from service based on projections of reduced capacity needs or lower operating costs of newer aircraft types, and those decisions may result in an impairment charge. Assets held for disposal must be adjusted to their estimated fair values less costs to sell when the decision is made to dispose of the asset and certain other criteria are met. The fair value determinations for such aircraft may require management estimates, as there may not be active markets for some of these aircraft. Such estimates are subject to revision from period to period.

In the fourth quarter of 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in the fourth quarter. Of these aircraft, 16 were temporarily idled and not in revenue service.

In 2023 we accelerated the retirement of the entire Boeing MD-11 fleet by the end of 2028. In the fourth quarter of 2024, FedEx Express permanently retired nine MD-11F aircraft as part of this decision.

During 2023, FedEx Express made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in 2023.

In addition, during 2023, FedEx Express made the decision to accelerate the retirement of 46 MD-11F aircraft and related engines to aid in our fleet modernization, improve our global network, and better align air network capacity of FedEx Express to match current and anticipated shipment volumes. As a result of this decision, we had a net increase of approximately $12 million in depreciation expense in 2024 and expect the expense impact in 2025 to be immaterial.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2024, we had 19 aircraft temporarily idled. These aircraft have been idled for an average of eight months and are expected to return to revenue service in order to meet expected demand.

During 2023, we reviewed long-lived assets at FedEx Dataworks for impairment. Based on our reviews, we recognized an $11 million ($8 million, net of tax, or $0.03 per diluted share) asset impairment charge related to an intangible asset from the ShopRunner acquisition. For more information, see Note 4 of the accompanying consolidated financial statements.

LEASES. We utilize operating leases to finance certain of our aircraft, facilities, and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. We had $18 billion in operating lease liabilities and $17 billion in related right-of-use assets on the balance sheet as of May 31, 2024. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2024 was 9.5 years.

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

The determination of whether a lease is accounted for as a finance lease or an operating lease requires management to make estimates primarily about the fair value of the asset and its estimated economic useful life. In addition, our evaluation includes ensuring we properly account for build-to-suit lease arrangements and making judgments about whether various forms of lessee involvement allow the lessee to control the underlying leased asset during the construction period. We believe we have well-defined and controlled processes for making these evaluations, including obtaining third-party appraisals for material transactions to assist us in making these evaluations.

GOODWILL. We had $6.4 billion of recorded goodwill at May 31, 2024 and 2023 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.

Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed a qualitative assessment of goodwill in the fourth quarter of 2024 and both qualitative and quantitative assessments of goodwill in the fourth quarter of 2023. The quantitative assessment included comparing the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.

As part of our qualitative assessment, we consider changes in the macroeconomic environment such as the general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, and other developments in equity and credit markets.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2024 and 2023 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2024 and 2023; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

LEGAL AND OTHER CONTINGENCIES

We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Certain pending loss contingencies are described in Note 20 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 20 is not expected to be material to our financial position, results of operations, or cash flows. The following describes our methods and associated processes for evaluating these matters.

Because of the complex environment in which we operate, we are subject to numerous legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims, vehicle accidents, and contracted service providers. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.

During the preparation of our financial statements, we evaluate our contingencies to determine whether it is probable, reasonably possible, or remote that a liability has been incurred. A loss is recognized for all contingencies deemed probable and reasonably estimable. For unresolved contingencies with potentially material exposure that are deemed reasonably possible, we evaluate whether a potential loss or range of loss can be reasonably estimated.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.5 billion at May 31, 2024 and outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.5 billion at May 31, 2023. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $650 million as of May 31, 2024 and approximately $750 million as of May 31, 2023. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

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

FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce, and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed are in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly negative impact on operating income in 2024 and a slightly negative impact on operating income in 2023. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2024, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in expected operating income of approximately $400 million for 2025. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity, which impacts our exposure to foreign currency exchange risk. Certain derivatives are designated as net investment hedges and the gains or losses on those derivatives are reported in accumulated other comprehensive loss within common stockholders’ investment as part of the cumulative translation adjustment. During 2024, we recognized a $6 million loss in other comprehensive income related to our cross-currency swaps, which excludes any impact of deferred income taxes. All other derivatives are accounted for at fair value with any gains or losses recorded in income, and were immaterial in 2024. The income statement impact of the derivatives was immaterial in 2023. For additional discussion of our derivatives, see Note 15 of the accompanying consolidated financial statements.

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

Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2024.

The effectiveness of our internal control over financial reporting as of May 31, 2024, has been audited by Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on Internal Control Over Financial Reporting

We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2024, and the related notes and our report dated July 15, 2024 expressed an unqualified opinion thereon.

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

July 15, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

U.S. Pension Projected Benefit Obligation
Description of the Matter

The Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. At May 31, 2024, the Company’s aggregated projected benefit obligation for U.S. pension plans was $26.3 billion and exceeded the $25.8 billion fair value of U.S. pension plan assets, resulting in an unfunded U.S. pension obligation of $0.5 billion. As explained in Note 1 and Note 13 to the consolidated financial statements, the Company’s projected benefit obligation for the U.S. pension plans is measured using actuarial techniques that reflect management’s assumptions for discount rate and demographic experience, such as mortality and retirement ages.

Auditing the projected benefit obligation of the U.S. pension plans was complex due to the highly judgmental nature and significant effect of the discount rate used in the measurement process. The discount rate has a significant effect on the projected benefit obligation and is developed by utilizing the yield on a theoretical portfolio of high-grade corporate bonds with cash flows that are designed to match expected benefit payments in future years.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating the projected benefit obligation of the U.S. pension plans, including management’s review of the significant assumptions and assessment of the data inputs provided to the actuary.

To test the projected benefit obligation of the U.S. pension plans, our audit procedures included, among others, evaluating the methodologies used, the significant actuarial assumptions described above, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation of the U.S. pension plans from the prior year due to the change in service cost, interest cost, actuarial gains, and benefit payments. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. Additionally, we compared the projected future cash flows of the U.S. pension plans to the prior year projections and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

Valuation of Self-Insurance Accruals
Description of the Matter

At May 31, 2024, the Company’s self-insurance accruals reflected in the balance sheet were $5.6 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.

Auditing the Company’s self-insurance accruals is complex due to the significant measurement uncertainty inherent to the estimate, the application of management judgment, and the use of various actuarial methods. In addition, the accruals are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating self-insurance accruals, including management’s review of the significant assumptions used, results of calculations and assessment of data underlying the accruals.

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

Memphis, Tennessee

July 15, 2024

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	May 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,501	$6,856
Receivables, less allowances of $775 and $800	10,087	10,188
Spare parts, supplies, and fuel, less allowances of $288 and $276	614	604
Prepaid expenses and other	1,005	962
Total current assets	18,207	18,610
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	30,525	29,108
Package handling and ground support equipment	17,880	16,839
Information technology	9,203	8,792
Vehicles and trailers	10,568	10,191
Facilities and other	16,215	15,694
Total property and equipment, at cost	84,391	80,624
Less accumulated depreciation and amortization	42,900	39,926
Net property and equipment	41,491	40,698
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,115	17,347
Goodwill	6,423	6,435
Other assets	3,771	4,053
Total other long-term assets	27,309	27,835
TOTAL ASSETS	$87,007	$87,143

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2024	2023
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$68	$126
Accrued salaries and employee benefits	2,673	2,475
Accounts payable	3,189	3,848
Operating lease liabilities	2,463	2,390
Accrued expenses	4,962	4,747
Total current liabilities	13,355	13,586
LONG-TERM DEBT, LESS CURRENT PORTION	20,135	20,453
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,482	4,489
Pension, postretirement healthcare, and other benefit obligations	2,010	3,130
Self-insurance accruals	3,701	3,339
Operating lease liabilities	15,053	15,363
Other liabilities	689	695
Total other long-term liabilities	25,935	27,016
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2024 and 2023	32	32
Additional paid-in capital	3,988	3,769
Retained earnings	38,649	35,259
Accumulated other comprehensive loss	(1,359)	(1,327)
Treasury stock, at cost	(13,728)	(11,645)
Total common stockholders’ investment	27,582	26,088
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$87,007	$87,143

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2024	2023	2022
REVENUE	$87,693	$90,155	$93,512
OPERATING EXPENSES:
Salaries and employee benefits	30,961	31,019	32,058
Purchased transportation	20,921	21,790	24,118
Rentals and landing fees	4,571	4,738	4,712
Depreciation and amortization	4,287	4,176	3,970
Fuel	4,710	5,909	5,115
Maintenance and repairs	3,291	3,357	3,372
Goodwill and other asset impairment charges	157	117	—
Business optimization and realignment costs	582	309	278
Other	12,654	13,828	13,644
TOTAL OPERATING EXPENSES	82,134	85,243	87,267
OPERATING INCOME	5,559	4,912	6,245
OTHER INCOME (EXPENSE):
Interest expense	(745)	(694)	(689)
Interest income	370	198	53
Other retirement plans income (expense)	722	1,054	(726)
Other, net	(70)	(107)	13
TOTAL OTHER INCOME (EXPENSE)	277	451	(1,349)
INCOME BEFORE INCOME TAXES	5,836	5,363	4,896
PROVISION FOR INCOME TAXES	1,505	1,391	1,070
NET INCOME	$4,331	$3,972	$3,826
BASIC EARNINGS PER COMMON SHARE	$17.41	$15.60	$14.54
DILUTED EARNINGS PER COMMON SHARE	$17.21	$15.48	$14.33

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(IN MILLIONS)

	Years Ended May 31,
	2024	2023	2022
NET INCOME	$4,331	$3,972	$3,826
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefits of $5 in 2024, $25 in 2023, and $17 in 2022	(60)	(214)	(363)
Prior service credit arising during period, net of tax (expense) of ($11) in 2024, $0 in 2023, and $0 in 2022	36	—	—
Amortization of prior service credits and other, net of tax expense of $2 in 2024, $2 in 2023, and $2 in 2022	(8)	(10)	(8)
TOTAL OTHER COMPREHENSIVE LOSS	(32)	(224)	(371)
COMPREHENSIVE INCOME	$4,299	$3,748	$3,455

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN MILLIONS)

	Years ended May 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$4,331	$3,972	$3,826
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,287	4,176	3,970
Provision for uncollectible accounts	421	696	403
Other noncash items including leases and deferred income taxes	2,919	3,472	2,931
Stock-based compensation	163	182	190
Retirement plans mark-to-market adjustments	(561)	(650)	1,578
Goodwill and other asset impairment charges	157	117	—
Business optimization and realignment costs, net of payments	26	23	53
Changes in assets and liabilities:
Receivables	(270)	782	(310)
Other current assets	(43)	48	(158)
Pension and postretirement healthcare assets and liabilities, net	(522)	(623)	(697)
Accounts payable and other liabilities	(2,553)	(3,331)	(1,861)
Other, net	(43)	(16)	(93)
Cash provided by operating activities	8,312	8,848	9,832
INVESTING ACTIVITIES
Capital expenditures	(5,176)	(6,174)	(6,763)
Purchase of investments	(176)	(84)	(147)
Proceeds from sale of investments	38	—	—
Proceeds from asset dispositions and other	114	84	94
Cash used in investing activities	(5,200)	(6,174)	(6,816)
FINANCING ACTIVITIES
Principal payments on debt	(147)	(152)	(161)
Proceeds from stock issuances	491	231	184
Dividends paid	(1,259)	(1,177)	(793)
Purchase of treasury stock	(2,500)	(1,500)	(2,248)
Other, net	(11)	1	(1)
Cash used in financing activities	(3,426)	(2,597)	(3,019)
Effect of exchange rate changes on cash	(41)	(118)	(187)
Net decrease in cash and cash equivalents	(355)	(41)	(190)
Cash and cash equivalents at beginning of period	6,856	6,897	7,087
Cash and cash equivalents at end of period	$6,501	$6,856	$6,897

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2021	$32	$3,481	$29,817	$(732)	$(8,430)	$24,168
Net income	—	—	3,826	—	—	3,826
Other comprehensive loss, net of tax of $19	—	—	—	(371)	—	(371)
Purchase of treasury stock (8.9 million shares)	—	(9)	—	—	(2,239)	(2,248)
Cash dividends declared ($3.00 per share)	—	—	(793)	—	—	(793)
Employee incentive plans and other (1.4 million shares issued)	—	240	(68)	—	185	357
Balance at May 31, 2022	32	3,712	32,782	(1,103)	(10,484)	24,939
Net income	—	—	3,972	—	—	3,972
Other comprehensive loss, net of tax of $27	—	—	—	(224)	—	(224)
Purchase of treasury stock (9.2 million shares)	—	(82)	—	—	(1,418)	(1,500)
Cash dividends declared ($5.86 per share)	—	—	(1,495)	—	—	(1,495)
Employee incentive plans and other (1.9 million shares issued)	—	139	—	—	257	396
Balance at May 31, 2023	32	3,769	35,259	(1,327)	(11,645)	26,088
Net income	—	—	4,331	—	—	4,331
Other comprehensive loss, net of tax of $4	—	—	—	(32)	—	(32)
Purchase of treasury stock (9.8 million shares)	—	(22)	—	—	(2,495)	(2,517)
Cash dividends declared ($3.78 per share)	—	—	(941)	—	—	(941)
Employee incentive plans and other (3.1 million shares issued)	—	241	—	—	412	653
Balance at May 31, 2024	$32	$3,988	$38,649	$(1,359)	$(13,728)	$27,582

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent network. During the fiscal years ended May 31, 2024 and 2023, our primary operating companies were Federal Express Corporation (“FedEx Express”), the world’s largest express transportation company; FedEx Ground Package System, Inc. (“FedEx Ground”), a leading North American provider of small-package ground delivery services; and FedEx Freight Corporation and its less-than-truckload (“LTL”) operating subsidiary FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of LTL freight transportation services. For these periods, these companies represented our major service lines and, along with FedEx Corporate Services, Inc. (“FedEx Services”), constituted our reportable segments. Our FedEx Services segment provided sales, marketing, information technology, communications, customer service, technical support, billing and collection services, and certain back-office functions that supported our operating segments during these periods.

FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2024 or ended May 31 of the year referenced.

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

Gross contract assets related to in-transit shipments totaled $672 million and $686 million at May 31, 2024 and May 31, 2023, respectively. Contract assets net of deferred unearned revenue were $463 million and $484 million at May 31, 2024 and May 31, 2023, respectively. Contract assets are included within current assets in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $23 million and $19 million at May 31, 2024 and May 31, 2023, respectively. Contract liabilities are included within current liabilities in the accompanying consolidated balance sheets.

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

ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $421 million in 2024, $435 million in 2023, and $470 million in 2022.

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

The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2024	2023
Wide-body aircraft and related equipment	18 to 30 years	$17,936	$16,973
Narrow-body and feeder aircraft and related equipment	5 to 30 years	1,849	2,038
Package handling and ground support equipment	3 to 15 years	7,607	7,562
Information technology	3 to 7 years	1,722	1,859
Vehicles and trailers	3 to 15 years	4,053	3,996
Facilities and other	1 to 33 years	8,324	8,270

Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 18 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.

Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $4.3 billion in 2024, $4.2 billion in 2023, and $4.0 billion in 2022. Depreciation and amortization expense includes amortization of assets under finance leases.

CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $81 million in 2024, $77 million in 2023, and $62 million in 2022.

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

In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with the plans of FedEx Express to modernize its aircraft fleet, improve its global network, and better align air network capacity to match current and anticipated shipment volumes. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.

In 2023, we made the decision to permanently retire from service 12 Boeing MD-11F aircraft and 25 related engines, four Boeing 757-200 aircraft and one related engine, and two Airbus A300-600 aircraft and eight related engines for the same reasons stated above. As a consequence of this decision, a noncash impairment charge of $70 million ($54 million, net of tax, or $0.21 per diluted share) was recorded in 2023.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2024, we had 19 aircraft temporarily idled. These aircraft have been idled for an average of eight months and are expected to return to revenue service.

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

PENSION AND POSTRETIREMENT HEALTHCARE PLANS. Our defined benefit pension and other postretirement benefit plans are measured using actuarial techniques that reflect management’s assumptions for discount rate, investment returns on plan assets, salary increases, expected retirement, mortality, and employee turnover. We determine the discount rate (which is required to be the rate at which the projected benefit obligation (“PBO”) could be effectively settled as of the measurement date) with the assistance of actuaries, who calculate the yield on a theoretical portfolio of high-grade corporate bonds (rated Aa or better) with cash flows that are designed to match our expected benefit payments in future years. We use the fair value of plan assets to calculate the expected return on assets (“EROA”) for interim and segment reporting purposes. Our EROA is a judgmental estimate which is reviewed on an annual basis and revised as appropriate.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, as a result, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.

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

We are also self-insured for certain short-term employee healthcare claims, which are included within other accrued expenses.

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

DERIVATIVE FINANCIAL INSTRUMENTS. We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risk, even though hedge accounting does not apply or we elect not to apply hedge accounting. We are not subject to any master netting agreements.

SUPPLIER FINANCE PROGRAM. We offer voluntary Supply Chain Finance (“SCF”) programs through financial institutions to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities, and payment terms, and they issue invoices to us based on the agreed-upon contractual terms. If our suppliers choose to participate in the SCF programs, they determine which invoices, if any, to sell to the financial institutions to receive an early discounted payment, while we settle the invoice amount with the financial institutions on the payment due dates. We guarantee these payments with the financial institutions.

Amounts due to our suppliers that participate in the SCF programs are included in accounts payable in our consolidated balance sheets. We have been informed by the participating financial institutions that as of May 31, 2024 and May 31, 2023, suppliers have been approved to sell to them $94 million and $83 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the year is presented below (in millions):

2024
Confirmed obligations outstanding at the beginning of the year	$83
Invoices confirmed during the year	686
Confirmed invoices paid during the year	(678)
Currency translation adjustments	3
Confirmed obligations outstanding at the end of the year	$94

FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss (“AOCL”) within common stockholders’ investment. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included in the caption “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who are a small number of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”) began actively mediating the negotiations. In July 2023, the pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Master Executive Council the prior month. Bargaining for a successor agreement continues. In April 2024, the NMB rejected ALPA’s request for a proffer of arbitration. The conduct of mediated negotiations has no effect on our operations. Once a new agreement is ratified, we expect to amend our pension plan offered to the pilots, which will result in a remeasurement of our pension benefit obligation.

INVESTMENTS IN EQUITY AND DEBT SECURITIES. Investments in equity securities with a readily determinable fair value are carried at fair value. For equity securities without readily determinable fair values that qualify for the net asset value (“NAV”) practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. Changes in fair value are recognized in “Other income (expense)” on our consolidated statements of income.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We apply the measurement alternative to all other investments in equity securities without a readily determinable fair value. Under the measurement alternative these equity securities are accounted for at cost, with adjustments for observable changes in prices and impairments recognized in “Other income (expense)” on our consolidated statements of income. We perform a qualitative assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.

Investments in debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Realized gains and losses on available-for-sale debt securities are included in net income, while unrealized gains and losses, net of tax, are included in our consolidated balance sheet as a component of AOCL.

Investments in equity securities and debt securities are recorded within “Other assets” and “Prepaid expenses and other,” respectively, on our consolidated balance sheets.

STOCK-BASED COMPENSATION. The accounting guidance related to share-based payments requires recognition of compensation expense for stock-based awards using a fair value method. We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards and restricted stock units (“RSUs”) are based on the stock price of the award on the grant date. We record stock-based compensation expense in the “Salaries and employee benefits” caption in the accompanying consolidated statements of income. We issue new shares or treasury shares from stock repurchases to cover employee stock option exercises and restricted stock grants. Shares not issued for restricted stock grants are available to be issued for stock option grants.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. As of February 29, 2024, $564 million remained available to be used for repurchases under the 2021 program. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion of FedEx common stock.

During 2024, we completed four accelerated share repurchase (“ASR”) transactions with banks to repurchase 9.8 million shares of FedEx common stock at an average price of $255.34 per share for a total of $2.5 billion. During 2023, we repurchased 9.2 million shares of FedEx common stock at an average price of $163.39 per share for a total of $1.5 billion.

The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying consolidated balance sheets and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

In June 2024, we executed an ASR agreement with two banks as part of the 2021 and 2024 repurchase programs to repurchase $1 billion of our common stock with a completion date of no later than the end of the first quarter of 2025. As of July 15, 2024, approximately $4.1 billion remained available for repurchases under the 2024 repurchase program.

Shares under the 2024 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the programs, however the programs may be suspended or discontinued at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On June 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend was paid on July 9, 2024 to stockholders of record as of the close of business on June 24, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the second quarter of 2023, FedEx announced DRIVE, a comprehensive program to improve the company’s long-term profitability. This program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

In the fourth quarter of 2023, we announced one FedEx, a consolidation plan to ultimately bring FedEx Ground and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. The

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

organizational redesign was implemented in phases with full legal implementation effective June 1, 2024. One FedEx will help facilitate our DRIVE transformation program to improve long-term profitability.

FedEx is making progress with Network 2.0, as the company has implemented Network 2.0 optimization in more than 50 locations in the U.S. Contracted service providers will handle the pickup and delivery of packages in some locations while employee couriers will handle others.

We incurred costs associated with our business optimization activities of $582 million ($444 million, net of tax, or $1.77 per diluted share) in 2024 and $273 million ($209 million, net of tax, or $0.81 per diluted share) in 2023. The costs incurred in 2024 were primarily related to professional fees and severance, and are included in Corporate, other, and eliminations, FedEx Express, and FedEx Ground. The costs incurred in 2023 were primarily related to consulting services, severance, professional fees, and idling our operations in Russia, and are included in Corporate, other, and eliminations and FedEx Express. We did not incur costs associated with our business optimization activities in 2022.

In 2021, FedEx Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) in 2023 and $278 million ($214 million, net of tax, or $0.80 per diluted share) in 2022 associated with our business realignment activities. These costs are related to certain employee severance arrangements. Payments under this program totaled approximately $118 million in 2023 and approximately $225 million in 2022. The cumulative pre-tax cost of our business realignment activities was approximately $430 million. We did not incur any costs related to business realignment activities in 2024.

In June 2024, FedEx Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact between 1,700 and 2,000 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $375 million in cash expenditures. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses.

USE OF ESTIMATES. The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenue and expenses, and the disclosure of contingent liabilities. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include self-insurance accruals, retirement plan obligations, long-term incentive accruals, tax liabilities, loss contingencies, litigation claims, impairment assessments on long-lived assets (including goodwill) that rely on projections of future cash flows, and purchase price allocations.
NOTE 2: RECENT ACCOUNTING GUIDANCE

New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Recently Adopted Accounting Standards

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations, which requires a buyer in a supplier finance program (e.g., reverse factoring) to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The amendments do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. We adopted this standard effective June 1, 2023 (fiscal 2024). The adoption of this standard did not have a material effect on our consolidated financial statements or internal controls. See Note 1 for further discussion about our supplier finance program obligations.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Standards and Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06 to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of May 31, 2024, we continue to monitor our contracts and transactions for potential application of these ASUs.

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

In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules will be effective for annual periods beginning in calendar 2025 (fiscal 2026). In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges. We are assessing the effect of the new rules on our consolidated financial statements and related disclosures.

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

Credit losses were $421 million in 2024, $696 million in 2023, and $403 million in 2022. Our allowance for credit losses was $436 million at May 31, 2024 and $472 million at May 31, 2023.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS

GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	Corporate, Other, and Eliminations	Total
Goodwill at May 31, 2022	$4,925	$932	$767	$1,962	$8,586
Accumulated impairment charges	—	—	(133)	(1,909)	(2,042)
Balance as of May 31, 2022	4,925	932	634	53	6,544
Impairment charges	—	—	—	(36)	(36)
Other(1)	(72)	—	—	(1)	(73)
Balance as of May 31, 2023	4,853	932	634	16	6,435
Other(1)	(12)	—	—	—	(12)
Balance as of May 31, 2024	$4,841	$932	$634	$16	$6,423
Accumulated goodwill impairment charges as of May 31, 2024	$—	$—	$(133)	$(1,945)	$(2,078)

(1)
Primarily currency translation adjustments.

Our reporting units with significant recorded goodwill include FedEx Express, FedEx Ground, and FedEx Freight. We evaluated these reporting units during the fourth quarters of 2024 and 2023 and the estimated fair value of each of these reporting units exceeded their carrying values as of the end of 2024 and 2023; therefore, we do not believe that any of these reporting units were impaired as of the balance sheet dates.

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

OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2024 and 2023 is as follows (in millions):

	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$570	$(405)	$165	$583	$(369)	$214
Technology	62	(46)	16	62	(42)	20
Trademarks and other	1	(1)	—	1	(1)	—
Total	$633	$(452)	$181	$646	$(412)	$234

As part of our review of long-lived assets in the fourth quarter of 2024, there were no impairments recorded for our reporting units. During the fourth quarter of 2023, we reviewed long-lived assets at FedEx Dataworks for impairment. Based on our reviews, we recognized an $11 million asset impairment charge related to customer relationships from the ShopRunner acquisition.

Amortization expense for intangible assets was $47 million in 2024, $52 million in 2023, and $52 million in 2022.

Expected amortization expense for the next five years is as follows (in millions):

2025	$45
2026	45
2027	43
2028	41
2029	2

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: SELECTED CURRENT LIABILITIES

The components of selected current liability captions at May 31 were as follows (in millions):

	2024	2023
Accrued salaries and employee benefits
Salaries	$757	$828
Employee benefits, including variable compensation	977	689
Compensated absences	939	958
	$2,673	$2,475
Accrued expenses
Self-insurance accruals	$1,931	$1,730
Taxes other than income taxes	334	305
Other	2,697	2,712
	$4,962	$4,747

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS

The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2024, are as follows (in millions):

			May 31,
			2024	2023
	Interest Rate %	Maturity
Senior secured debt:
	1.875	2034	$780	$831
Senior unsecured debt:
	3.25	2026	748	748
	3.40	2028	498	497
	4.20	2029	398	398
	3.10-4.25	2030	1,739	1,737
	2.40	2031	992	991
	4.90	2034	497	496
	3.90	2035	495	495
	3.25	2041	740	740
	3.875-4.10	2043	986	985
	5.10	2044	743	743
	4.10	2045	642	641
	4.55-4.75	2046	2,464	2,463
	4.40	2047	737	736
	4.05	2048	987	987
	4.95	2049	836	836
	5.25	2050	1,227	1,226
	4.50	2065	246	246
	7.60	2098	237	237
Euro senior unsecured debt:
	0.45	2026	542	537
	1.625	2027	1,353	1,341
	0.45	2029	647	641
	1.30	2032	539	534
	0.95	2033	699	693
Total senior unsecured debt			18,992	18,948
Finance lease obligations			431	800
			20,203	20,579
Less current portion			68	126
			$20,135	$20,453

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted-average interest rate on long-term debt was 3.5% as of May 31, 2024. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $17.5 billion at May 31, 2024 and $17.5 billion at May 31, 2023. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by FedEx Express to sell, in one or more future offerings, pass-through certificates.

FedEx Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.7 billion at May 31, 2024. The payment obligations of FedEx Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

The following table sets forth the future scheduled principal payments due by fiscal year on our long-term debt (in millions):

Debt Principal
2025	$52
2026	1,344
2027	1,409
2028	552
2029	1,103
Thereafter	15,517
Subtotal	19,977
Discount and debt issuance costs	(205)
Total debt	$19,772

On March 15, 2024, we replaced our $2.0 billion five-year credit agreement (the “Old Five-Year Credit Agreement”) and our $1.5 billion three-year credit agreement (the “Old Three-Year Credit Agreement” and together with the Old Five-Year Credit Agreement, the “Old Credit Agreements”) with a $1.75 billion three-year credit agreement (the “New Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “New Five-Year Credit Agreement” and together with the New Three-Year Credit Agreement, the “New Credit Agreements”). The New Three-Year Credit Agreement and the New Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The New Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2024, no amounts were outstanding under the New Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the New Credit Agreements. Outstanding commercial paper reduces the amount available to borrow under the New Credit Agreements.

The New Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.8 to 1.0 at May 31, 2024.

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

The financial covenant discussed above is the only significant restrictive covenant in the New Credit Agreements. The New Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

business. We are in compliance with the financial covenant and all other covenants in the New Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the New Credit Agreements, our access to financing could become limited. Our commercial paper program is backed by unused commitments under the New Credit Agreements.

NOTE 7: LEASES

The following table is a summary of the components of net lease cost for the period ended May 31 (in millions):

	2024	2023
Operating lease cost	$3,326	$3,300
Finance lease cost:
Amortization of right-of-use assets	30	36
Interest on lease liabilities	24	18
Total finance lease cost	54	54
Short-term lease cost	494	531
Variable lease cost	1,714	1,435
Net lease cost	$5,588	$5,320

Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,319	$3,207
Operating cash flows paid for interest portion of finance leases	15	15
Financing cash flows paid for principal portion of finance leases	80	94
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,083	$3,317
Right-of-use assets obtained in exchange for new finance lease liabilities	$10	$414

Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2024	2023
Operating leases:
Operating lease right-of-use assets, net	$17,115	$17,347

Current portion of operating lease liabilities	2,463	2,390
Operating lease liabilities	15,053	15,363
Total operating lease liabilities	$17,516	$17,753

Finance leases:
Net property and equipment	$373	$821

Current portion of long-term debt	18	75
Long-term debt, less current portion	413	725
Total finance lease liabilities	$431	$800

Weighted-average remaining lease term
Operating leases	9.5	9.5
Finance leases	29.8	27.5

Weighted-average discount rate
Operating leases	3.79%	3.42%
Finance leases	3.63%	4.22%

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We utilize certain aircraft, land, facilities, retail locations, and equipment under finance and operating leases that expire at various dates through 2078. We leased less than 1% of our total aircraft fleet under operating leases as of May 31, 2024 and 1% as of May 31, 2023. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2024 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2025	$123	$2,909	$3,032	$33	$3,065
2026	119	2,763	2,882	30	2,912
2027	118	2,455	2,573	22	2,595
2028	118	2,123	2,241	21	2,262
2029	111	1,763	1,874	19	1,893
Thereafter	136	8,411	8,547	630	9,177
Total lease payments	725	20,424	21,149	755	21,904
Less imputed interest	(85)	(3,548)	(3,633)	(324)	(3,957)
Present value of lease liability	$640	$16,876	$17,516	$431	$17,947

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of May 31, 2024, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and equipment and have undiscounted future payments of approximately $0.9 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2025 to 2027.

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

NOTE 8: PREFERRED STOCK

Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2024, none of these shares had been issued.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9: ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table provides changes in AOCL, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCL):

	2024	2023	2022
Foreign currency translation loss:
Balance at beginning of period	$(1,362)	$(1,148)	$(785)
Translation adjustments	(60)	(214)	(363)
Balance at end of period	(1,422)	(1,362)	(1,148)
Retirement plans adjustments:
Balance at beginning of period	35	45	53
Prior service credit arising during period	36	—	—
Amortization of prior service credits	(8)	(10)	(8)
Balance at end of period	63	35	45
AOCL at end of period	$(1,359)	$(1,327)	$(1,103)

NOTE 10: STOCK-BASED COMPENSATION

Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2024	2023	2022
Stock-based compensation expense	$163	$182	$190

We have three types of equity-based compensation: stock options, restricted stock, and RSUs.

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

RESTRICTED STOCK AND RSUs. Under the terms of our incentive stock plan, restricted shares of our common stock are awarded to key employees and RSUs are awarded to non-employee directors. Restrictions on shares of restricted stock expire ratably over a four-year period and restrictions on the RSUs expire after one year (or the date of the next annual meeting of stockholders, if earlier). Restricted stock and RSUs are valued at the market price on the date of award. The terms of our restricted stock provide for continued vesting subsequent to the employee’s retirement. Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the requisite service period or the stated vesting period.

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

	2024	2023	2022
Weighted-average Black-Scholes value per share	$79.48	$63.44	$80.21
Intrinsic value of options exercised	$290	$160	$150
Black-Scholes assumptions:
Expected lives	6.4 years	6.4 years	6.4 years
Expected volatility	35%	34%	32%
Risk-free interest rate	3.94%	1.68%	0.65%
Dividend yield	2.030%	1.694%	0.983%

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes information regarding stock option activity for the year ended May 31, 2024:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2023	15,191,189	$199.89
Granted	1,837,624	$234.69
Exercised	(2,927,083)	$167.76
Forfeited	(643,740)	$225.82
Outstanding at May 31, 2024	13,457,990	$210.35	5.9	$665
Exercisable	9,110,750	$204.61	4.8	$508
Expected to vest	3,930,202	$222.43	8.1	$143
Available for future grants	11,967,683
(1)
Only presented for options with market value at May 31, 2024 in excess of the exercise price of the option.

The options granted during 2024 are primarily related to our principal annual stock option grant in June 2023.

The following table summarizes information regarding vested and unvested restricted stock and RSUs for the year ended May 31, 2024:

	Restricted Stock and RSUs
	Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2023	379,934	$199.91
Granted	169,371	$239.33
Vested	(187,241)	$192.34
Forfeited	(12,092)	$215.85
Unvested at May 31, 2024	349,972	$226.11
Available for future grants	751,017

During the year ended May 31, 2023, there were 160,286 shares of restricted stock granted with a weighted-average fair value of $208.57 per share. During the year ended May 31, 2022, there were 115,172 shares of restricted stock granted with a weighted-average fair value of $276.26 per share.

Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2024	2,599,042	$137
2023	2,711,215	$137
2022	3,005,727	$138

As of May 31, 2024, there was $216 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately three years.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total shares outstanding or available for grant related to equity compensation at May 31, 2024 represented 10% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

NOTE 11: COMPUTATION OF EARNINGS PER SHARE

The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2024	2023	2022
Basic earnings per common share:
Net earnings allocable to common shares(1)	$4,325	$3,966	$3,819
Weighted-average common shares	248	254	263
Basic earnings per common share	$17.41	$15.60	$14.54

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$4,325	$3,966	$3,819
Weighted-average common shares	248	254	263
Dilutive effect of share-based awards	3	2	3
Weighted-average diluted shares	251	256	266
Diluted earnings per common share	$17.21	$15.48	$14.33

Anti-dilutive options excluded from diluted earnings per common share	5.8	7.4	4.0

(1)
Net earnings available to participating securities were immaterial in all periods presented.

NOTE 12: INCOME TAXES

The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2024	2023	2022
Current provision
Domestic:
Federal	$1,184	$579	$311
State and local	218	157	120
Foreign	265	209	317
	1,667	945	748
Deferred provision
Domestic:
Federal	(82)	369	267
State and local	60	37	21
Foreign	(140)	40	34
	(162)	446	322
	$1,505	$1,391	$1,070

Pre-tax earnings of foreign operations for 2024, 2023, and 2022 were $0.5 billion, $0.6 billion, and $1.4 billion, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2024	2023	2022
Taxes computed at federal statutory rate	$1,226	$1,126	$1,028
Increases (decreases) in income tax from:
U.S. and foreign return-to-provision adjustments	11	(44)	(142)
State and local income taxes, net of federal benefit	177	152	116
Foreign operations	65	96	115
Non-deductible expenses	48	40	48
Uncertain tax positions	(21)	60	(18)
Benefits from share-based payments	(26)	(18)	(13)
Valuation allowance	59	59	33
Foreign tax rate enactments	—	3	(30)
State deferred tax remeasurement	54	—	—
Goodwill impairment charges	—	8	—
Other, net	(88)	(91)	(67)
Provision for income taxes	$1,505	$1,391	$1,070
Effective Tax Rate	25.8%	25.9%	21.9%

The 2024 tax provision includes an unfavorable income tax expense of $54 million from the remeasurement of U.S. state deferred tax balances to reflect aggregate temporary differences at the expected applicable tax rates after the merger of FedEx Ground and FedEx Services into Federal Express Corporation.

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

The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2024		2023
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases, and intangibles	$4,597	$10,815	$4,608	$10,965
Employee benefits	744	68	876	—
Self-insurance accruals	1,183	—	1,085	—
Other	561	140	454	62
Net operating loss/credit carryforwards	1,306	—	1,149	—
Valuation allowances	(537)	—	(471)	—
	$7,854	$11,023	$7,701	$11,027

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2024	2023
Noncurrent deferred tax assets(1)	$1,313	$1,163
Noncurrent deferred tax liabilities	(4,482)	(4,489)
	$(3,169)	$(3,326)

(1)
Noncurrent deferred tax assets are included in the line item “Other Assets” in our accompanying consolidated balance sheets.

We have approximately $3.7 billion of net operating loss carryovers in various foreign jurisdictions, $1.7 billion of state operating loss carryovers, and $157 million of U.S. federal operating loss and capital loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2025. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets. The increase in the valuation allowance balance during 2024 includes $36 million related to foreign net operating losses, $19 million for state income tax credits, and $4 million for a capital loss. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.

We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the Internal Revenue Service for the 2016 through 2021 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $226 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31 is as follows (in millions):

	2024	2023	2022
Balance at beginning of year	$212	$169	$192
Increases for tax positions taken in the current year	5	3	14
Increases for tax positions taken in prior years	4	68	8
Decreases for tax positions taken in prior years	(3)	(7)	(15)
Settlements	(31)	(15)	(32)
Changes due to currency translation	(1)	(6)	2
Balance at end of year	$186	$212	$169

Our liabilities recorded for uncertain tax positions include $184 million at May 31, 2024 and $211 million at May 31, 2023 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $59 million at May 31, 2024 and $54 million at May 31, 2023.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or AOCL of unrecognized gains or losses and prior service costs or credits. We use MTM accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO of the plan.

A summary of our retirement plan costs over the past three years is as follows (in millions):

	2024	2023	2022
Defined benefit pension plans	$363	$236	$(2)
Defined contribution plans	968	955	824
Postretirement healthcare plans	85	92	89
Pension plans MTM (gain) loss	(561)	(650)	1,578
	$855	$633	$2,489

The components of the MTM adjustments are as follows (in millions):

	2024	2023	2022
Actual versus expected return on assets	$(67)	$2,492	$5,109
Discount rate change	(1,139)	(3,395)	(4,486)
Demographic experience:
Current year actuarial loss	67	142	504
Change in future assumptions	577	110	314
Termination of TNT Express Netherlands pension plan	—	—	224
Pension plan amendments, including curtailment gains	1	1	(87)
Total MTM (gain) loss	$(561)	$(650)	$1,578

2024

Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 6.80%, which was higher than our expected rate of return of 6.50%. Performance was driven by public equities and alternatives, offset by modest losses in fixed income due to higher interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 5.17% at May 31, 2023 to 5.53% at May 31, 2024. The demographic experience in 2024 reflects an update to our retirement rate and short-term cash balance interest crediting assumptions.

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

We also sponsor or participate in nonqualified benefit plans covering certain of our U.S. employee groups and other pension plans covering certain of our international employees. The international defined benefit pension plans provide benefits primarily based on earnings and years of service and are funded in compliance with local laws and practices. The majority of our international obligations are for defined benefit pension plans in the United Kingdom.

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

The U.S. postretirement healthcare benefit is a lump-sum benefit in a notional retiree health reimbursement account (“HRA”) for eligible participants. The HRA is available to reimburse a participant for qualifying healthcare premium costs and limits the company liability to the HRA account balance. The amount of the credit is based on age at retirement. Retiree health coverage was closed to most new employees hired on or after January 1, 2018.

PENSION PLAN ASSUMPTIONS. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages.

Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Discount rate used to determine benefit obligation	5.58%	5.20%	4.25%	4.29%	4.21%	3.09%	5.63%	5.37%	4.35%
Discount rate used to determine net periodic benefit cost	5.20	4.25	3.23	4.21	3.09	1.83	5.37	4.35	2.81
Rate of increase in future compensation levels used to determine benefit obligation	5.29	5.13	5.11	3.06	3.04	2.89	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.13	5.11	5.06	3.04	2.89	2.83	—	—	—
Expected long-term rate of return on assets	6.50	6.50	6.50	3.55	2.26	2.39	—	—	—
Interest crediting rate used to determine benefit obligation	4.32	4.23	4.00	2.90	2.40	3.70	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.23	4.00	4.00	2.40	3.70	2.50	—	—	—

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For consolidated pension expense, we assumed a 6.50% expected long-term rate of return on our U.S. Pension Plan assets in 2024, 2023, and 2022. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 7.60%, net of all fees and expenses, for the 15-year period ended May 31, 2024.

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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plan at the measurement date are presented in the following table (in millions):

	Plan Assets at Measurement Date
	2024
Asset Class (U.S. Plan)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$577	2%	0 - 5%	$130	$447
Equities			25 - 40
U.S. large cap equity(2)	3,376	13		1,382
International equities(2)	2,631	10		1,780
Global equities(2)	1,397	5
U.S. SMID cap equity	926	4		916	10
Fixed-income securities			40 - 60
Corporate	6,502	25			6,502
Government(2)	4,194	16			2,335
Mortgage-backed and other(2)	1,514	6			205
Alternative investments(2)	4,777	19	15 - 25			$1,075
Other	(97)	—		(111)	14
Total U.S. plan assets	$25,797	100%		$4,097	$9,513	$1,075
Asset Class (International Plan)
Cash and cash equivalents	$8	2%		$8
Fixed-income securities
Corporate(2)	62	18
Government(2)	177	52		149
Other(2)	94	28
Total international plan assets	$341	100%		$157	$—
(1)
Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Plan Assets at Measurement Date
	2023
Asset Class (U.S. Plans)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$815	3%	0 - 5%	$22	$793
Equities			30 - 50
U.S. large cap equity(2)	2,928	12		1,268
International equities(2)	2,821	11		1,912
Global equities(2)	1,192	5
U.S. SMID cap equity	768	3		764	4
Fixed-income securities			40 - 60
Corporate	6,403	26			6,403
Government(2)	4,334	17			2,497
Mortgage-backed and other(2)	1,386	6			527
Alternative investments(2)	4,196	17	0 - 15			$937
Other	(17)	—		(33)	16
Total U.S. plan assets	$24,826	100%		$3,933	$10,240	$937
Asset Class (International Plan)
Cash and cash equivalents	$7	2%		$7
Fixed-income securities
Corporate(2)	57	17
Government(2)	178	53		159
Other(2)	95	28
Total international plan assets	$337	100%		$166	$—

(1)
Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2024	2023
Balance at beginning of year	$937	$811
Actual return on plan assets:
Assets held during current year	59	66
Assets sold during the year	30	28
Purchases, sales, and settlements, net	49	32
Balance at end of year	$1,075	$937

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2024 and a statement of the funded status as of May 31, 2024 and 2023 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Accumulated Benefit Obligation (“ABO”)	$25,756	$25,825	$885	$848
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$26,426	$28,702	$990	$1,096	$1,169	$1,286
Service cost	544	651	38	44	27	37
Interest cost	1,362	1,218	42	34	61	55
Actuarial (gain) loss	(514)	(2,882)	3	(121)	18	(138)
Benefits paid	(1,534)	(1,263)	(39)	(35)	(89)	(107)
Settlements	—	—	(11)	(20)	—	—
Other	—	—	(5)	(8)	(24)	36
PBO/APBO at the end of year	$26,284	$26,426	$1,018	$990	$1,162	$1,169
Change in Plan Assets
Fair value of plan assets at the beginning of year	$24,826	$25,970	$579	$663	$—	$—
Actual return on plan assets	1,674	(707)	12	(83)	—	—
Company contributions	831	826	50	55	67	71
Benefits paid	(1,534)	(1,263)	(39)	(35)	(89)	(107)
Settlements	—	—	(11)	(20)	—	—
Other	—	—	11	(1)	22	36
Fair value of plan assets at the end of year	$25,797	$24,826	$602	$579	$—	$—
Funded Status of the Plans	$(487)	$(1,600)	$(416)	$(411)	$(1,162)	$(1,169)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$—	$—	$73	$88	$—	$—
Current pension, and other benefit obligations	(35)	(39)	(22)	(23)	(81)	(84)
Noncurrent pension, and other benefit obligations	(452)	(1,561)	(467)	(476)	(1,081)	(1,085)
Net amount recognized	$(487)	$(1,600)	$(416)	$(411)	$(1,162)	$(1,169)
Amounts Recognized in AOCL and not yet reflected in Net Periodic Benefit Cost:
Prior service cost (credit)	$(39)	$(47)	$3	$4	$(43)	$—

Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2024
Qualified	$26,152	$25,797	$(355)
Nonqualified	132	—	(132)
International Plans	1,018	602	(416)
Total	$27,302	$26,399	$(903)
2023
Qualified	$26,269	$24,826	$(1,443)
Nonqualified	157	—	(157)
International Plans	990	579	(411)
Total	$27,416	$25,405	$(2,011)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets, and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2024	2023
U.S. Pension Benefits
Fair value of plan assets	$25,797	$24,826
PBO	(26,284)	(26,426)
Net funded status	$(487)	$(1,600)
International Pension Benefits
Fair value of plan assets	$239	$223
PBO	(728)	(722)
Net funded status	$(489)	$(499)

	ABO Exceeds the Fair Value of Plan Assets
	2024	2023
U.S. Pension Benefits
ABO(1)	$(124)	$(25,825)
Fair value of plan assets	—	24,826
PBO	(132)	(26,426)
Net funded status	$(132)	$(1,600)
International Pension Benefits
ABO(1)	$(575)	$(562)
Fair value of plan assets	216	201
PBO	(703)	(700)
Net funded status	$(487)	$(499)
(1)
ABO not used in determination of funded status.

Contributions to our qualified U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2024	2023
Required	$—	$—
Voluntary	800	800
	$800	$800

For 2025, no pension contributions are required for our U.S. Pension Plan as it is fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of $800 million to the plan in 2025.

Net periodic benefit (income) cost for the years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost	$544	$651	$835	$38	$44	$56	$27	$37	$48
Interest cost	1,362	1,218	1,020	42	34	32	61	55	41
Expected return on plan assets	(1,598)	(1,688)	(1,910)	(18)	(14)	(26)	—	—	—
Amortization of prior service credit	(7)	(7)	(7)	—	(2)	(2)	(3)	—	—
Actuarial losses (gains) and other	(590)	(487)	1,683	13	(25)	87	16	(138)	(192)
Net periodic benefit (income) cost	$(289)	$(313)	$1,621	$75	$37	$147	$101	$(46)	$(103)

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in other comprehensive loss were primarily related to amortization of prior service cost in our U.S. Pension Plans of $7 million in 2024 and $7 million in 2023 ($6 million, net of tax, in 2024 and $6 million, net of tax, in 2023).

Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plan	International Pension Plans	Postretirement Healthcare Plans
2025	$1,555	$57	$81
2026	1,620	51	91
2027	1,695	56	102
2028	1,762	59	113
2029	1,824	70	121
2030-2034	9,805	417	652

These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Future medical benefit claims costs are estimated to increase at an annual rate of 7.30% during 2025, decreasing to an annual growth rate of 4.0% in 2045 and thereafter.
NOTE 14: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE

FedEx Express, FedEx Ground, and FedEx Freight represented our major service lines and, along with FedEx Services, constituted our reportable segments for 2024, 2023 and 2022. Our reportable segments for these periods included the following businesses:

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

In the fourth quarter of 2023, FedEx announced one FedEx, a consolidation plan to bring FedEx Ground and FedEx Services into Federal Express Corporation, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. The organizational redesign was implemented in phases with full legal implementation effective June 1, 2024. During the implementation process in 2024, each of our reportable segments continued to have discrete financial information that was regularly reviewed when evaluating performance and making resource allocation decisions, and aligned with our management reporting structure and our internal financial reporting. Beginning in the first quarter of fiscal 2025, our reportable segments will be Federal Express Corporation and FedEx Freight. Additionally, the results of FedEx Custom Critical, Inc. will be included in the FedEx Freight segment instead of the Federal Express segment. This change was made to reflect our new management reporting structure. Prior-year amounts will be revised to reflect this presentation.

References to our transportation segments include, collectively, the FedEx Express segment, the FedEx Ground segment, and the FedEx Freight segment.

FedEx Services Segment

During 2024, 2023, and 2022, the FedEx Services segment operated combined sales, marketing, administrative, and information-technology functions in shared services operations for U.S. customers of our major business units and certain back-office support to our operating segments which allowed us to obtain synergies from the combination of these functions. For the international regions of FedEx Express, some of these functions were performed on a regional basis and reported by FedEx Express in their natural expense line items.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FedEx Services segment provided direct and indirect support to our operating segments, and we allocated all of the net operating costs of the FedEx Services segment to reflect the full cost of operating our businesses in the results of those segments. We reviewed and evaluated the performance of our transportation segments based on operating income (inclusive of FedEx Services segment allocations). For the FedEx Services segment, performance was evaluated based on the effect of its total allocated net operating costs on our operating segments.

Operating expenses for each of our transportation segments included the allocations from the FedEx Services segment to the respective transportation segments. These allocations included charges and credits for administrative services provided between operating companies. The allocations of net operating costs were based on metrics such as relative revenue or estimated services provided. We believe these allocations approximated the net cost of providing these functions. Our allocation methodologies were refined periodically, as necessary, to reflect changes in our businesses.

Other Intersegment Transactions

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, including certain other costs and credits not attributed to our core business, as well as certain costs associated with developing integrated business solutions through our FedEx Dataworks operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members. ShopRunner, Inc. was merged into FedEx Dataworks during 2023.

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

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. Billings for such services are based on negotiated rates, and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment revenue, depreciation and amortization, operating income (loss), and segment assets to consolidated financial statement totals (in millions) for the years ended or as of May 31:

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Corporate, other, and eliminations	Consolidated Total
Revenue
2024	$40,857	$34,256	$9,082	$260	$3,238	$87,693
2023	42,743	33,507	9,632	301	3,972	90,155
2022	45,814	33,232	9,532	253	4,681	93,512
Depreciation and amortization
2024	$2,172	$1,119	$402	$465	$129	$4,287
2023	2,105	1,020	387	529	135	4,176
2022	2,007	919	406	513	125	3,970
Operating income (loss)
2024(1)	$776	$4,049	$1,814	$—	$(1,080)	$5,559
2023(2)	1,064	3,140	1,925	—	(1,217)	4,912
2022(3)	2,922	2,642	1,663	—	(982)	6,245
Segment assets(4)
2024	$48,699	$17,884	$11,389	$7,078	$1,957	$87,007
2023	47,754	36,815	10,197	7,415	(15,038)	87,143
2022	47,604	32,645	8,904	8,389	(11,548)	85,994

(1)
Includes business optimization costs of $331 million included in “Corporate, other, and eliminations” and $143 million and $108 million included in the FedEx Express and FedEx Ground segments, respectively. Includes noncash asset impairment charges of $157 million related to the decision to permanently retire certain aircraft and related engines at FedEx Express. Also includes a $57 million benefit included in “Corporate, other, and eliminations” for an insurance reimbursement related to pre- and post-judgment interest in connection with a FedEx Ground legal matter.
(2)
Includes business optimization costs of $262 million included in “Corporate, other, and eliminations” and business optimization and realignment costs of $11 million and $36 million, respectively, included in the FedEx Express segment. Includes noncash other asset impairment charges of $70 million related to the decision to permanently retire certain aircraft and related engines at FedEx Express and goodwill and other asset impairment charges of $47 million at FedEx Dataworks related to the ShopRunner acquisition. Also includes $35 million in connection with a FedEx Ground legal matter included in “Corporate, other, and eliminations.”
(3)
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
(4)
Segment assets include intercompany receivables. In the fourth quarter of 2024, FedEx Ground settled an intercompany balance of $19.5 billion with FedEx in preparation for the one FedEx consolidation.

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	FedEx Express Segment	FedEx Ground Segment	FedEx Freight Segment	FedEx Services Segment	Other	Consolidated Total
2024	$3,291	$1,018	$461	$282	$124	$5,176
2023	3,055	1,995	556	431	137	6,174
2022	3,637	2,139	319	565	103	6,763

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2024	2023	2022
REVENUE BY SERVICE TYPE
FedEx Express segment:
Package:
U.S. overnight box	$8,689	$8,916	$9,084
U.S. overnight envelope	1,854	1,980	1,971
U.S. deferred	4,928	5,128	5,330
Total U.S. domestic package revenue	15,471	16,024	16,385
International priority	9,455	10,939	12,130
International economy	4,273	2,911	2,838
Total international export package revenue	13,728	13,850	14,968
International domestic(1)	4,178	4,043	4,340
Total package revenue	33,377	33,917	35,693
Freight:
U.S.	2,418	2,906	3,041
International priority	2,205	3,060	3,840
International economy	1,677	1,510	1,653
International airfreight	126	166	177
Total freight revenue	6,426	7,642	8,711
Other	1,054	1,184	1,410
Total FedEx Express segment	40,857	42,743	45,814
FedEx Ground segment	34,256	33,507	33,232
FedEx Freight segment	9,082	9,632	9,532
FedEx Services segment	260	301	253
Other and eliminations(2)	3,238	3,972	4,681
	$87,693	$90,155	$93,512
GEOGRAPHICAL INFORMATION(3)
Revenue:
U.S.	$63,531	$64,890	$64,941
International:
FedEx Express segment	22,291	23,090	25,564
FedEx Ground segment	844	860	857
FedEx Freight segment	266	264	235
FedEx Services segment	1	1	1
Other	760	1,050	1,914
Total international revenue	24,162	25,265	28,571
	$87,693	$90,155	$93,512
Noncurrent assets:
U.S.	$56,822	$56,449	$53,311
International	11,978	12,084	12,318
	$68,800	$68,533	$65,629

(1)
International domestic revenue relates to our intra-country operations.
(2)
Includes the FedEx Office, FedEx Logistics, and FedEx Dataworks operating segments.
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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15: DERIVATIVE FINANCIAL INSTRUMENTS

RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES. We enter into derivative financial instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of cash receipts and cash payments principally related to our investments.

Certain of our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency.

NET INVESTMENT HEDGES. We are exposed to fluctuations in foreign exchange rates on investments we hold in foreign entities. We use debt denominated in foreign currency and fixed-to-fixed cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain of our foreign investments. Cross-currency swaps involve the receipt of functional-currency-fixed rate amounts from a counterparty in exchange for us making foreign-currency-fixed rate payments over the life of the agreement. Cross-currency swaps also involve final exchanges of the functional-currency principal amounts for the foreign-currency principal amounts between us and the counterparty.

For debt and foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. Amounts are reclassified out of AOCL into earnings when the hedged net investment is either sold or substantially liquidated.

As of May 31, 2024, we had €173 million of debt designated to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.

During 2024, we entered into certain foreign currency derivatives to hedge our net investments in foreign operations. The following foreign currency derivatives were outstanding as of May 31, 2024 (notional amounts in millions):

Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swaps	4	€(468)	$500

The following table presents the fair value of our derivatives, including their classification on the consolidated balance sheet, as of May 31, 2024 (in millions):

	Balance Sheet Location	2024
Asset Derivatives
Cross-currency swaps	Prepaid expenses and other	$8
Liability Derivatives
Cross-currency swaps	Other liabilities	$14

The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves. The fair value of our derivative financial instruments is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.

During 2024, we recognized a $6 million loss in AOCL related to our cross-currency swaps, which excludes any adjustments for the impact of deferred income taxes.

As of May 31, 2024, we have not posted any collateral related to our cross-currency swaps. No amounts have been reclassified out of AOCL during 2024 for our net investment hedges. As of May 31, 2024, our net investment hedges remain effective.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2024	2023	2022
Cash payments for:
Interest (net of capitalized interest)	$744	$694	$695
Income taxes	$1,555	$1,096	$751
Income tax refunds received	(122)	(53)	(574)
Cash tax payments, net	$1,433	$1,043	$177

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

NOTE 18: COMMITMENTS

Annual purchase commitments under various contracts as of May 31, 2024 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2025	$1,408	$860	$2,268
2026	665	656	1,321
2027	276	426	702
2028	342	321	663
2029	309	253	562
Thereafter	1,338	14	1,352
Total	$4,338	$2,530	$6,868
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

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of May 31, 2024, we had $611 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the aircraft we were committed to purchase as of May 31, 2024, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2025	17	7	11	2	37
2026	14	3	3	—	20
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	31	10	14	2	57

NOTE 19: INVESTMENTS

EQUITY SECURITIES

The summary of our investments in equity securities at May 31, 2024 and 2023 is as follows (in millions):

	2024	2023
Equity securities with readily determinable fair values	$100	$91
Equity securities without readily determinable fair values - NAV practical expedient	37	26
Equity securities without readily determinable fair values - measurement alternative	223	185
Total equity securities	$360	$302

Equity securities with a readily determinable fair value are Level 1 investments that are valued at the closing price or last trade reported on the major market on which the individual securities are traded. For equity securities without readily determinable fair values that qualify for the NAV practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. We apply the measurement alternative for all other equity securities without readily determinable fair values, where adjustments to cost are made for observable price changes and any impairments. For equity securities where the measurement alternative is applied, annual and cumulative amounts of impairments, downward adjustments, and upward adjustments were immaterial for 2024 and 2023.

Unrealized gains and (losses) recognized during the reporting period on all equity securities still held at May 31, 2024, 2023, and 2022 were $14 million, ($48) million, and $60 million respectively.

DEBT SECURITIES

The carrying values of our investments in debt securities are classified as available-for-sale and reported at their estimated fair values in our consolidated balance sheets and consisted of the following (in millions):

		Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value
May 31, 2024
Fixed-income securities	$76	$1	$—	$77
Total debt securities	$76	$1	$—	$77

Debt securities are Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the financial instruments, either directly or indirectly. Realized gains and losses were immaterial for 2024. We did not invest in debt securities during 2023.

FEDEX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20: CONTINGENCIES

Service Provider Lawsuits. FedEx Ground is defending against lawsuits in which it is alleged that FedEx Ground should be treated as an employer or joint employer of drivers employed by service providers engaged by FedEx Ground. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain payments, including wages and penalties, from the service providers and FedEx Ground and result in employment and withholding tax and benefit liability for FedEx Ground. We continue to believe that FedEx Ground is not an employer or joint employer of the drivers of these independent businesses.

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

In February 2024, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit reduced the jury’s emotional distress award of approximately $1.0 million to approximately $250,000 and vacated the jury’s $365 million award for punitive damages based on its finding that FedEx Services made good faith efforts to comply with the law. In March 2024, the full Fifth Circuit unanimously denied plaintiff’s petition for rehearing. In June 2024, plaintiff petitioned the U.S. Supreme Court for review of the Fifth Circuit’s reduction of the emotional distress award and determination that FedEx Services’s employment agreement provides a reasonable time for filing Section 1981 claims. The petition does not challenge the Fifth’s Circuit’s decision to vacate the punitive damages award. An immaterial loss accrual has been recorded in FedEx’s consolidated financial statements.

FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleges compensatory and punitive damages against FedEx Ground for negligent and gross negligent hiring and retention, as well as negligent entrustment. The service provider and driver are also named as defendants in the lawsuit. An immaterial loss accrual has been recorded in FedEx’s consolidated financial statements. It is reasonably possible that an additional material loss could be incurred. At this stage of the litigation, we cannot estimate the amount or range of such additional loss, if any.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2024 (the end of the period covered by this Annual Report).

Assessment of Internal Control Over Financial Reporting

Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting

During 2024, we successfully completed a significant migration to an enterprise resource planning cloud-based financial system for a number of our operating companies, building on the phased migration plan which began with our international operating companies in prior years. We implemented new internal controls in conjunction with the migration. During our fiscal quarter ended May 31, 2024, no change occurred in our internal control over financial reporting, including the new controls described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Additional migrations to the cloud-based financial system will occur through 2025 and will result in further changes to our internal control over financial reporting. As changes occur, we will evaluate quarterly whether such changes materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

During our fiscal quarter ended May 31, 2024, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Executive Officer Retirement

On July 14, 2024, Mark R. Allen informed FedEx of his intention to step down as Executive Vice President, General Counsel and Secretary of FedEx on September 23, 2024, and to retire from FedEx effective December 31, 2024. Mr. Allen will remain employed by FedEx as Executive Vice President and Senior Advisor from September 24, 2024 through December 31, 2024. FedEx will provide Mr. Allen with security services, computer and communications support, and digital protection services for a period of one year following his retirement. There were no other changes to Mr. Allen’s compensation made as a result of his change in role and retirement. Mr. Allen’s successor will be named at a later date.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors, information about the Audit and Finance Committee, including its members and our “audit committee financial expert,” and information regarding FedEx’s policies and procedures regarding insider trading and the timing of awards of stock options in relation to the disclosure of material, non-public information) will be presented in FedEx’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be held on September 23, 2024, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”

ITEM 11. EXECUTIVE COMPENSATION

Information regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be held on September 23, 2024, and is incorporated herein by reference; provided that the information in the “Executive Compensation — Pay Versus Performance” section of the definitive proxy statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be held on September 23, 2024, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be held on September 23, 2024, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees for services provided by Ernst & Young LLP during 2024 and 2023 and the Audit and Finance Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2024 annual meeting of stockholders, which will be held on September 23, 2024, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) Financial Statements; Financial Statement Schedules

FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 15, 2024 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 15, 2024 thereon, is presented on pages 129 through 130 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1

Third Amended and Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated September 26, 2011 and filed September 28, 2011, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference.)

Long-Term Debt Instruments

* 4.1	Description of Capital Stock and Debt Securities.

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

4.44	Amendment No. 1, dated May 22, 2023, to the Liquidity Provider Revolving Credit Agreement. (Filed as Exhibit 4.44 to FedEx’s FY23 Annual Report on Form 10-K, and incorporated herein by reference.)

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

†10.16

Sixteenth Amendment dated June 27, 2023 (but effective as of May 1, 2023) to the Composite Lease Agreement. (Filed as Exhibit 10.16 to FedEx’s FY23 Annual Report on Form 10-K, and incorporated herein by reference.)

Aircraft-Related Agreements

†^10.17	The Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.18

Supplemental Agreement No. 1 (and related side letters) dated as of June 29, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.19

Supplemental Agreement No. 2 dated as of October 8, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.20

Supplemental Agreement No. 3 (and related side letters) dated as of December 11, 2012, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.56 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.21

Supplemental Agreement No. 4 (and related side letter) dated as of December 10, 2013, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.57 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

†^10.22

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

^10.29

Supplemental Agreement No. 11 (and related side letters) dated as of June 18, 2018, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.65 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.30

Letter Agreement dated as of May 10, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.53 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.31

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.54 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.32

Letter Agreement dated as of May 29, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement and the Boeing 777 Freighter Purchase Agreement. (Filed as Exhibit 10.55 to FedEx’s FY19 Annual Report on Form 10-K, and incorporated herein by reference.)

† ^10.33

Supplemental Agreement No. 12 (and related side letters) dated as of June 24, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.34

Letter Agreement dated as of July 9, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.7 to FedEx’s FY20 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.35

Supplemental Agreement No. 13 dated as of September 4, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.6 to FedEx’s FY20 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.36

Letter Agreement dated as of December 19, 2019, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.11 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.37

Letter Agreement dated as of January 30, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.12 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.38

Supplemental Agreement No. 14 (and related side letters) dated as of February 28, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.13 to FedEx’s FY20 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.39

Supplemental Agreement No. 15 (and related side letters) dated as of June 25, 2020, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.4 to FedEx’s FY21 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.40

Letter Agreement dated as of May 28, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.68 to FedEx’s FY21 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.41

Letter Agreement dated as of June 8, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.42

Supplemental Agreement No. 16 (and related side letters) dated as of June 22, 2021, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY22 First Quarter Report on Form 10-Q, and incorporated herein by reference.)

† ^10.43

Letter Agreement dated as of January 31, 2023, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.2 to FedEx’s FY23 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.44

Letter Agreement dated as of May 31, 2023, amending the Boeing 767-3S2 Freighter Purchase Agreement. (Filed as Exhibit 10.83 to FedEx’s FY23 Annual Report on Form 10-K, and incorporated herein by reference.)

^10.45

Letter Agreement dated as of September 20, 2023, amending the Boeing 767-3S2F Freighter Purchase Agreement. (Filed as Exhibit 10.1 to FedEx’s FY24 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

^10.46

Letter Agreement dated as of September 29, 2023, amending the Boeing 767-3S2F Freighter Purchase Agreement. (Filed as Exhibit 10.3 to FedEx’s FY24 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreements

*†10.47	Three-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

*†10.48	Five-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

Management Contracts/Compensatory Plans or Arrangements

10.49

FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.50

Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.51

Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.52

Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.53

FedEx 2019 Omnibus Stock Incentive Plan, as amended (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-267559 on Form S-8, and incorporated herein by reference.)

10.54

Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.55

Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.56

Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.57

Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.58

Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.59

Form of Restricted Stock Unit Agreement for Non-Management Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated September 21, 2023 and filed September 22, 2023, and incorporated herein by reference).

*10.60	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 1, 2024.

10.61	FedEx Express Supplemental Long Term Disability Plan and Amendment to the Plan. (Filed as Exhibit 10.56 to FedEx’s FY11 Annual Report on Form 10-K, and incorporated herein by reference.)

10.62

FedEx Office Supplemental Retirement Plan dated December 30, 2019 (but effective as of January 1, 2020). (Filed as Exhibit 10.102 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.63

First Amendment to FedEx Office Supplemental Retirement Plan dated December 22, 2021 (but effective as of January 1, 2021). (Filed as Exhibit 10.103 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.64

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

10.66

Form of Management Retention Agreement between FedEx and each of Frederick W. Smith, Rajesh Subramaniam, Mark R. Allen, Tracy B. Brightman, Brie A. Carere, John W. Dietrich, Sriram Krishnasamy, John A. Smith, and Richard W. Smith. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

*10.67	Letter Agreement, dated July 11, 2022, between FedEx and Sriram Krishnasamy.

10.68

Separation and Release Agreement, dated June 19, 2023, between FedEx and Michael C. Lenz (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated June 16, 2023 and filed June 20, 2023, and incorporated herein by reference.)

Other Exhibits

*19	FedEx Securities Manual, amended as of June 10, 2024.

*21	Subsidiaries of Registrant.

*22	List of Guarantor Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	FedEx Policy on Recoupment of Incentive Compensation.

**99.1	Schedule I related to the FedEx Express Pass Through Certificates, Series 2020-1AA (the “Certificates”). (Filed as Exhibit 99.1 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

***99.2	Schedule II related to the Certificates. (Filed as Exhibit 99.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

*101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

*104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

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

FEDEX CORPORATION

Dated: July 15, 2024	By:	/s/ Rajesh Subramaniam
Rajesh Subramaniam
President and Chief Executive Officer

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rajesh Subramaniam, John W. Dietrich, and Guy M. Erwin II, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Rajesh Subramaniam	President and Chief Executive	July 15, 2024
Rajesh Subramaniam	Officer and Director (Principal Executive Officer)

/s/ John W. Dietrich	Executive Vice President and	July 15, 2024
John W. Dietrich	Chief Financial Officer (Principal Financial Officer)

/s/ Guy M. Erwin II	Corporate Vice President and Chief	July 15, 2024
Guy M. Erwin II	Accounting Officer (Principal Accounting Officer)

/s/ Frederick W. Smith	Executive Chairman and Chairman of	July 15, 2024
Frederick W. Smith	the Board and Director

/s/ Silvia Davila	Director	July 15, 2024
Silvia Davila

/s/ Marvin R. Ellison	Director	July 15, 2024
Marvin R. Ellison

/s/ Stephen E. Gorman	Director	July 15, 2024
Stephen E. Gorman

/s/ Susan Patricia Griffith	Director	July 15, 2024
Susan Patricia Griffith

/s/ Amy B. Lane	Director	July 15, 2024
Amy B. Lane

/s/ R. Brad Martin	Director	July 15, 2024
R. Brad Martin

/s/ Nancy A. Norton	Director	July 15, 2024
Nancy A. Norton

/s/ Frederick Perpall	Director	July 15, 2024
Frederick Perpall

/s/ Joshua Cooper Ramo	Director	July 15, 2024
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 15, 2024
Susan C. Schwab

/s/ David P. Steiner	Director	July 15, 2024
David P. Steiner

/s/ Paul S. Walsh	Director	July 15, 2024
Paul S. Walsh

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

FedEx Corporation

We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2024 and 2023, and for each of the three years in the period ended May 31, 2024, and have issued our report thereon dated July 15, 2024 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Memphis, Tennessee

July 15, 2024

SCHEDULE II

FEDEX CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED MAY 31, 2024, 2023, AND 2022

(IN MILLIONS)

		ADDITIONS
DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO EXPENSES	CHARGED TO OTHER ACCOUNTS		DEDUCTIONS		BALANCE AT END OF YEAR
Accounts Receivable Reserves:
Allowance for Credit Losses
2024	$472	$422	$—		$458	(a)	$436
2023	340	696	—		564	(a)	472
2022	358	403	—		421	(a)	340
Allowance for Revenue Adjustments
2024	$328	$—	$1,534	(b)	$1,523	(c)	$339
2023	352	—	1,662	(b)	1,686	(c)	328
2022	384	—	1,795	(b)	1,827	(c)	352
Inventory Valuation Allowance:
2024	$276	$40	$—		$28		$288
2023	360	33	—		117		276
2022	349	35	—		24		360
(a)
Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)
Principally charged against revenue.
(c)
Service failures, rebills, and other.