Form 10-Q
period 2024-08-31
FEDEX CORP
filed 2024-09-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 17, 2024
Common Stock, par value $0.10 per share	244,323,464

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	August 31, 2024 (Unaudited)	May 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,943	$6,501
Receivables, less allowances of $702 and $775	10,312	10,087
Spare parts, supplies, and fuel, less allowances of $290 and $288	611	614
Prepaid expenses and other	1,228	1,005
Total current assets	18,094	18,207
PROPERTY AND EQUIPMENT, AT COST	85,158	84,391
Less accumulated depreciation and amortization	43,903	42,900
Net property and equipment	41,255	41,491
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	17,094	17,115
Goodwill	6,512	6,423
Other assets	3,756	3,771
Total other long-term assets	27,362	27,309
	$86,711	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2024 (Unaudited)	May 31, 2024
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$622	$68
Accrued salaries and employee benefits	2,336	2,673
Accounts payable	3,738	3,189
Operating lease liabilities	2,510	2,463
Accrued expenses	4,905	4,962
Total current liabilities	14,111	13,355
LONG-TERM DEBT, LESS CURRENT PORTION	19,664	20,135
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,485	4,482
Pension, postretirement healthcare, and other benefit obligations	1,780	2,010
Self-insurance accruals	3,833	3,701
Operating lease liabilities	14,969	15,053
Other liabilities	693	689
Total other long-term liabilities	25,760	25,935
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2024 and May 31, 2024	32	32
Additional paid-in capital	4,134	3,988
Retained earnings	38,767	38,649
Accumulated other comprehensive loss	(1,332)	(1,359)
Treasury stock, at cost	(14,425)	(13,728)
Total common stockholders’ investment	27,176	27,582
	$86,711	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31, 2024	August 31, 2023
REVENUE	$21,579	$21,681
OPERATING EXPENSES:
Salaries and employee benefits	7,785	7,785
Purchased transportation	5,275	5,036
Rentals and landing fees	1,161	1,151
Depreciation and amortization	1,078	1,071
Fuel	1,075	1,101
Maintenance and repairs	829	824
Business optimization costs	128	105
Other	3,168	3,123
	20,499	20,196
OPERATING INCOME	1,080	1,485
OTHER (EXPENSE) INCOME:
Interest, net	(84)	(91)
Other retirement plans, net	49	39
Other, net	11	(10)
	(24)	(62)
INCOME BEFORE INCOME TAXES	1,056	1,423
PROVISION FOR INCOME TAXES	262	345
NET INCOME	$794	$1,078
EARNINGS PER COMMON SHARE:
Basic	$3.24	$4.28
Diluted	$3.21	$4.23
DIVIDENDS DECLARED PER COMMON SHARE	$2.76	$1.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31, 2024	August 31, 2023
NET INCOME	$794	$1,078
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax (expense)/benefit of ($4) in 2024 and $4 in 2023	29	(28)
Amortization of prior service credit, net of tax benefit of $1 in 2024 and $0 in 2023	(2)	(1)
	27	(29)
COMPREHENSIVE INCOME	$821	$1,049

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended
	August 31, 2024	August 31, 2023
Operating Activities:
Net income	$794	$1,078
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,078	1,071
Provision for uncollectible accounts	129	103
Other noncash items including leases and deferred income taxes	817	728
Stock-based compensation	48	56
Business optimization costs, net of payments	(69)	(73)
Changes in assets and liabilities:
Receivables	(305)	(126)
Other assets	(223)	(131)
Accounts payable and other liabilities	(1,105)	(470)
Other, net	23	(6)
Cash provided by operating activities	1,187	2,230
Investing Activities:
Capital expenditures	(767)	(1,290)
Purchase of investments	(61)	(2)
Proceeds from sale of investments	13	—
Proceeds from asset dispositions and other	13	12
Cash used in investing activities	(802)	(1,280)
Financing Activities:
Principal payments on debt	(34)	(66)
Proceeds from stock issuances	404	157
Dividends paid	(339)	(318)
Purchase of treasury stock	(1,000)	(500)
Cash used in financing activities	(969)	(727)
Effect of exchange rate changes on cash	26	(24)
Net (decrease) increase in cash and cash equivalents	(558)	199
Cash and cash equivalents at beginning of period	6,501	6,856
Cash and cash equivalents at end of period	$5,943	$7,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31, 2024	August 31, 2023
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	3,988	3,769
Purchase of treasury stock	(9)	(36)
Employee incentive plans and other	155	67
Ending Balance	4,134	3,800
Retained Earnings
Beginning Balance	38,649	35,259
Net Income	794	1,078
Cash dividends declared ($2.76 and $1.26 per share)	(676)	(316)
Ending Balance	38,767	36,021
Accumulated Other Comprehensive Loss
Beginning Balance	(1,359)	(1,327)
Other comprehensive income/(loss), net of tax (expense)/benefit of ($3) and $4	27	(29)
Ending Balance	(1,332)	(1,356)
Treasury Stock
Beginning Balance	(13,728)	(11,645)
Purchase of treasury stock (3.4 and 2.0 million shares)	(994)	(464)
Employee incentive plans and other (2.2 and 1.1 million shares)	297	146
Ending Balance	(14,425)	(11,963)
Total Common Stockholders’ Investment Balance	$27,176	$26,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: Description of Business Segments and Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. Our primary operating companies are Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services.

In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. (“FedEx Services”) were merged into Federal Express, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) are included in the FedEx Freight segment instead of the Federal Express segment in 2025. Prior-year amounts were revised to reflect this presentation.

We evaluated our reporting units with significant recorded goodwill during the fourth quarter of 2024, and the estimated fair value of each reporting unit exceeded its carrying value as of the end of 2024 immediately before our one FedEx consolidation. We reevaluated the conclusion of our 2024 goodwill impairment tests as of June 1, 2024 immediately after our one FedEx consolidation and concluded that the estimated fair values of our reporting units with significant goodwill continued to exceed their respective carrying values.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2024 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2024, and the results of our operations for the three-month periods ended August 31, 2024 and 2023, cash flows for the three-month periods ended August 31, 2024 and 2023, and changes in common stockholders’ investment for the three-month periods ended August 31, 2024 and 2023. Operating results for the three-month period ended August 31, 2024 are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2025 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

Contract Assets and Liabilities. Contract assets include billed and unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current, and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.

Gross contract assets related to in-transit shipments totaled $614 million and $672 million at August 31, 2024 and May 31, 2024, respectively. Contract assets net of deferred unearned revenue were $459 million and $463 million at August 31, 2024 and May 31, 2024, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $20 million and $23 million at August 31, 2024 and May 31, 2024, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue. The following table provides revenue by service type (in millions) for the three-month periods ended August 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	2024	2023
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority	$2,591	$2,673
U.S. deferred	1,151	1,187
U.S. ground	8,056	8,133
Total U.S. domestic package revenue	11,798	11,993
International priority	2,206	2,327
International economy	1,360	1,117
Total international export package revenue	3,566	3,444
International domestic(1)	1,112	1,140
Total package revenue	16,476	16,577
Freight:
U.S.	569	577
International priority	526	553
International economy	463	472
Total freight revenue	1,558	1,602
Other	271	247
Total Federal Express segment	18,305	18,426
FedEx Freight segment	2,329	2,385
Other and eliminations(2)	945	870
	$21,579	$21,681
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Dataworks, Inc. (“FedEx Dataworks”), FedEx Office and Print Services, Inc. (“FedEx Office”), and FedEx Logistics, Inc. (“FedEx Logistics”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”), which is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended, began actively mediating the negotiations. In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Master Executive Council the prior month. Bargaining for a successor agreement continues. In April 2024, the NMB rejected ALPA’s request for a proffer of arbitration. The conduct of mediated negotiations has no effect on our operations. A small number of our other employees are members of unions.

STOCK-BASED COMPENSATION. We have three types of equity-based compensation: stock options, restricted stock, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $48 million for the three-month period ended August 31, 2024 and $56 million for the three-month period ended August 31, 2023. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

BUSINESS OPTIMIZATION COSTS. In the second quarter of 2023, we announced DRIVE, a comprehensive program to improve long-term profitability. This program includes a business optimization plan to drive efficiency within and among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which we pick up, transport, and deliver packages in the U.S. and Canada.

We have implemented Network 2.0 optimization in more than 150 locations in the U.S. and Canada. Contracted service providers will handle the pickup and delivery of packages in some locations while employee couriers will handle others.

We incurred costs associated with our business optimization activities of $128 million ($98 million, net of tax, or $0.39 per diluted share) in the three-month period ended August 31, 2024 and $105 million ($81 million, net of tax, or $0.32 per diluted share) in the three-month period ended August 31, 2023. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact between 1,700 and 2,000 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $375 million in cash expenditures. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses.

DERIVATIVE FINANCIAL INSTRUMENTS. We enter into derivative financial instruments to reduce the effects of volatility in foreign currency exchange exposure on operating results and cash flows. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of cash receipts and cash payments principally related to our investments. We use debt denominated in foreign currency and fixed-to-fixed cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain of our foreign investments.

As of August 31, 2024, we had €176 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.

As of August 31, 2024, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $7 million and $23 million, respectively. As of May 31, 2024, the fair value of the swaps classified as assets and liabilities was $8 million and $14 million, respectively. We record all derivatives on the balance sheet at fair value within either “Prepaid expenses and other” or “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets. The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves, and are classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.

As of August 31, 2024, our net investment hedges remain effective.

SUPPLIER FINANCE PROGRAM. We offer voluntary Supply Chain Finance (“SCF”) programs through financial institutions to certain of our suppliers. We agree to commercial terms with our suppliers, including prices, quantities, and payment terms, and they issue invoices to us based on the agreed-upon contractual terms. If our suppliers choose to participate in the SCF programs, they determine which invoices, if any, to sell to the financial institutions to receive an early discounted payment, while we settle the net payment amount with the financial institutions on the payment due dates. We guarantee these payments with the financial institutions.

Amounts due to our suppliers that participate in the SCF programs are included in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of August 31, 2024 and May 31, 2024, suppliers have been approved to sell to them $75 million and $94 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the three-month period ended August 31, 2024 is presented below (in millions):

2024
Confirmed obligations outstanding at beginning of period	$94
Invoices confirmed during the quarter	164
Confirmed invoices paid during the quarter	(185)
Currency translation adjustments	2
Confirmed obligations outstanding at end of period	$75

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered

Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of August 31, 2024, we continue to monitor our contracts and transactions for potential application of these ASUs.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023 (fiscal 2025), and interim periods within annual periods beginning after December 15, 2024 (fiscal 2026). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules were originally scheduled to be effective for annual periods beginning in calendar 2025 (fiscal 2026). In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges. We are assessing the effect of the new rules on our consolidated financial statements and related disclosures.

INVESTMENTS IN EQUITY AND DEBT SECURITIES. Investments in equity securities with a readily determinable fair value are carried at fair value and are classified as Level 1 investments in the fair value hierarchy. For equity securities without readily determinable fair values that qualify for the net asset value (“NAV”) practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. Changes in fair value are recognized in “Other (expense) income” in the accompanying unaudited condensed consolidated statements of income.

We apply the measurement alternative to all other investments in equity securities without a readily determinable fair value. Under the measurement alternative these equity securities are accounted for at cost, with adjustments for observable changes in prices and impairments recognized in “Other (expense) income” on our accompanying unaudited condensed consolidated statements of income. We perform a qualitative assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.

Equity securities totaled $414 million and $360 million at August 31, 2024 and May 31, 2024, respectively. Equity securities are recorded within “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

Debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Debt securities are Level 2 within the fair value hierarchy. Realized gains and losses on available-for-sale debt securities are included in net income, while unrealized gains and losses, net of tax, are included in “Accumulated other comprehensive loss” (“AOCL”) in the accompanying unaudited condensed consolidated balance sheets.

Debt securities totaled $76 million and $77 million at August 31, 2024 and May 31, 2024, respectively. Debt securities are recorded within “Prepaid expenses and other” in the accompanying unaudited condensed consolidated balance sheets.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion of FedEx common stock. As of May 31, 2024, $64 million remained available to be used for repurchases under the 2021 program.

During the three-month period ended August 31, 2024, 3.4 million shares were repurchased under accelerated share repurchase (“ASR”) agreements as part of the 2021 and 2024 repurchase programs with two banks at an average price of $295.99 per share for a total of $1 billion. The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying unaudited condensed consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

During the three-month period ended August 31, 2023, 2.0 million shares were repurchased at an average price of $256.41 per share for a total of $500 million.

As of August 31, 2024, $4.1 billion remained available to use for repurchases under the 2024 stock repurchase program. Shares under the 2024 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program.

DIVIDENDS DECLARED PER COMMON SHARE. On August 16, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on October 1, 2024 to stockholders of record as of the close of business on September 9, 2024. On June 10, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend was paid on July 9, 2024 to stockholders of record as of the close of business on June 24, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

NOTE 2: Credit Losses

We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including underlying economic expectations. We update our estimate of credit loss reserves quarterly.

Credit losses were $129 million for the three-month period ended August 31, 2024 and $103 million for the three-month period ended August 31, 2023. Our allowance for credit losses was $408 million at August 31, 2024 and $436 million at May 31, 2024.

NOTE 3: Accumulated Other Comprehensive Loss

The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the three-month periods ended August 31 (in millions; amounts in parentheses indicate debits to AOCL):

	2024	2023
Foreign currency translation loss:
Balance at beginning of period	$(1,422)	$(1,362)
Translation adjustments	29	(28)
Balance at end of period	(1,393)	(1,390)
Retirement plans adjustments:
Balance at beginning of period	63	35
Reclassifications from AOCL	(2)	(1)
Balance at end of period	61	34
AOCL at end of period	$(1,332)	$(1,356)

NOTE 4: Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at August 31, 2024. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of August 31, 2024, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had

$250 million of the letter of credit sublimit unused under the Credit Agreements. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.8 at August 31, 2024. Additional information on the financial covenant can be found in our Annual Report.

The financial covenant discussed above is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited. Our commercial paper program is backed by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available under the Credit Agreements.

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.9 billion at August 31, 2024 and $19.8 billion at May 31, 2024, compared with estimated fair values of $18.2 billion at August 31, 2024 and $17.5 billion at May 31, 2024. The annualized weighted-average interest rate on long-term debt was 3.5% at August 31, 2024. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.

NOTE 5: Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2024	2023
Basic earnings per common share:
Net earnings allocable to common shares(1)	$793	$1,077
Weighted-average common shares	244	251
Basic earnings per common share	$3.24	$4.28
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$793	$1,077
Weighted-average common shares	244	251
Dilutive effect of share-based awards	3	3
Weighted-average diluted shares	247	254
Diluted earnings per common share	$3.21	$4.23
Anti-dilutive options excluded from diluted earnings per common share	4.3	6.2
(1)
Net earnings available to participating securities were immaterial in all periods presented.

NOTE 6: Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2024	2023
Defined benefit pension plans	$70	$91
Defined contribution plans	287	240
Postretirement healthcare plans	22	23
	$379	$354

Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Service cost	$125	$136	$9	$10	$7	$7
Interest cost	361	341	12	10	16	16
Expected return on plan assets	(430)	(400)	(5)	(4)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	(1)	—
Net periodic benefit cost	$54	$75	$16	$16	$22	$23

For 2025, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $300 million to our U.S. Pension Plan during the three-month period ended August 31, 2024.

NOTE 7: Business Segment Information

We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. Our primary operating companies are Federal Express, the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, a leading North American provider of LTL freight transportation services. These companies represent our major service lines and constitute our reportable segments. Our reportable segments include the following businesses:

Federal Express Segment	Federal Express (express transportation, small-package ground delivery, and freight transportation)

FedEx Freight Segment	FedEx Freight (LTL freight transportation) FedEx Custom Critical (time-critical transportation)

References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment.

The Federal Express segment operates combined sales, marketing, administrative, and information-technology functions in shared service operations for U.S. customers of our major business units and certain back-office support to FedEx Freight and our other operating segments which allows us to obtain synergies from the combination of these functions. We allocate the net operating costs of these services to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of FedEx Freight and our other operating segments based on operating income inclusive of these allocations.

Operating expenses for our FedEx Freight segment include allocations of these services from the Federal Express segment. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the three-month periods ended August 31 (in millions):

	2024	2023
Revenue:
Federal Express segment	$18,305	$18,426
FedEx Freight segment	2,329	2,385
Other and eliminations	945	870
	$21,579	$21,681
Operating income (loss):
Federal Express segment	$953	$1,306
FedEx Freight segment	439	482
Corporate, other, and eliminations	(312)	(303)
	$1,080	$1,485

The following table provides a reconciliation of reportable segment assets to our unaudited condensed consolidated financial statement totals as of the periods presented (in millions):

	August 31, 2024 (Unaudited)	May 31, 2024
Total assets:
Federal Express segment	$73,207	$73,259
FedEx Freight segment	11,815	11,615
Corporate, other, and eliminations	1,689	2,133
	$86,711	$87,007

NOTE 8: Commitments

As of August 31, 2024, our purchase commitments under various contracts for the remainder of 2025 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2025 (remainder)	$1,195	$572	$1,767
2026	686	766	1,452
2027	283	540	823
2028	348	383	731
2029	316	318	634
Thereafter	1,332	101	1,433
Total	$4,160	$2,680	$6,840

(1) Primarily software and advertising.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of August 31, 2024, we had $535 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2024 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2025 (remainder)	17	4	9	2	32
2026	14	4	3	—	21
2027	—	—	—	—	—
2028	—	—	—	—	—

2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	31	8	12	2	53

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of August 31, 2024 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2025 (remainder)	$96	$2,207	$2,303	$22	$2,325
2026	122	2,861	2,983	30	3,013
2027	122	2,553	2,675	22	2,697
2028	122	2,217	2,339	21	2,360
2029	115	1,850	1,965	19	1,984
Thereafter	137	8,747	8,884	630	9,514
Total lease payments	714	20,435	21,149	744	21,893
Less imputed interest	(84)	(3,586)	(3,670)	(320)	(3,990)
Present value of lease liability	$630	$16,849	$17,479	$424	$17,903

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of August 31, 2024, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.1 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2025 to 2027.

NOTE 9: Contingencies

Service Provider Lawsuits. Federal Express, as successor to FedEx Ground, is defending against lawsuits in which it is alleged that Federal Express should be treated as an employer or joint employer of drivers employed by service providers engaged by Federal Express. These cases are in varying stages of litigation, and we are not currently able to estimate an amount or range of potential loss in all of these matters. However, we do not expect to incur, individually or in the aggregate, a material loss in these matters. Nevertheless, adverse determinations in these matters could, among other things, entitle service providers’ drivers to certain payments, including wages and penalties, from the service providers and Federal Express and result in employment and withholding tax and benefit liability for Federal Express. We continue to believe that Federal Express is not an employer or joint employer of the drivers of these independent businesses.

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

NOTE 10: Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2024	2023
Cash payments for:
Interest (net of capitalized interest)	$158	$167
Income taxes	$75	$70
Income tax refunds received	(12)	(77)
Cash tax payments/(refunds), net	$63	$(7)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2024, the related condensed consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the three-month periods ended August 31, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2024, the related consolidated statements of income, comprehensive income, cash flows, and changes in common stockholders’ investment for the year then ended, and the related notes (not presented herein); and in our report dated July 15, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

September 19, 2024

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2024 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.

We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. Our primary operating companies are Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. See “Reportable Segments” for further discussion. Additional information on our businesses can be found in our Annual Report.

In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. (“FedEx Services”) were merged into Federal Express, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) are included in the FedEx Freight segment instead of the Federal Express segment in 2025. Prior-year amounts were revised to reflect this presentation.

Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2025 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment.

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

Trends Affecting Our Business

The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results – Business Optimization Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened economic conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight and pressured package and freight volumes and yields at Federal Express, negatively affecting our results in the first quarter of 2025.

Inflation and Interest Rates

During the first quarter 2025, global inflation decelerated year-over-year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our priority services, as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2025.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the first quarter of 2025, lower fuel prices negatively affected yields through fuel surcharges at our FedEx Freight segment and reduced fuel expense at both of our transportation segments. However, fuel surcharges had a positive effect at Federal Express in the first quarter of 2025.

Geopolitical Conflicts

Given the nature of our business and global operations, geopolitical conflicts may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East to have a direct material effect on our business or results of operations, the broader consequences are adversely affecting the global economy and may also have the effect of heightening other risks disclosed in our Annual Report.

RESULTS OF OPERATIONS

Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other” includes costs associated with outside service contracts (such as information technology services, temporary labor, security, and facilities services), insurance, professional fees, and operational supplies.

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the three-month periods ended August 31:

			Percent
	2024	2023	Change
Revenue	$21,579	$21,681	—
Operating income (loss):
Federal Express segment	953	1,306	(27)
FedEx Freight segment	439	482	(9)
Corporate, other, and eliminations	(312)	(303)	(3)
Consolidated operating income	1,080	1,485	(27)
Operating margin:
Federal Express segment	5.2%	7.1%	(190)	bp
FedEx Freight segment	18.8%	20.2%	(140)	bp
Consolidated operating margin	5.0%	6.8%	(180)	bp
Consolidated net income	$794	$1,078	(26)
Diluted earnings per share	$3.21	$4.23	(24)

	Year-over-Year Changes
	Revenue	Operating Income (Loss)
Federal Express segment	$(121)	$(353)
FedEx Freight segment	(56)	(43)
Corporate, other, and eliminations	75	(9)
	$(102)	$(405)

Overview

First quarter 2025 results were negatively affected by a mix shift toward deferred services, which reduced demand for U.S. domestic priority services and constrained yield growth. In addition, higher operating expenses driven by higher wage and purchased transportation rates, as well as one fewer operating day, negatively affected the quarter’s results, partially offset by lower structural costs from our DRIVE initiatives. These initiatives included transforming our structural network, optimizing station processes in Europe, and improving the efficiency of our linehaul network and information technology function.

Operating income in the first quarter of 2025 includes expenses of $128 million ($98 million, net of tax, or $0.39 per diluted share) associated with our business optimization strategy to drive efficiency and lower our overhead and support costs. We recognized $105 million ($81 million, net of tax, or $0.32 per diluted share) of expenses in the first quarter of 2024 under this program. See the “Business Optimization Costs” section of this MD&A for more information.

We completed accelerated share repurchase (“ASR”) transactions with two banks during the first quarter of 2025 to repurchase an aggregate of $1 billion of FedEx common stock. Share repurchases had a benefit of $0.03 per diluted share for the first quarter of 2025. As of August 31, 2024, $4.1 billion remained available to be used for repurchases under the 2024 stock repurchase program. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.

Prior year statistical information has been revised to conform to the current year presentation. The following graphs for Federal Express and FedEx Freight show selected volume trends (in thousands) calculated on a 5-day-per-week basis over the five most recent quarters:

(1)
International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.
(2)
International average daily freight pounds relate to our international priority and economy services.

Prior year statistical information has been revised to conform to the current year presentation. The following graphs for Federal Express and FedEx Freight show selected yield trends over the five most recent quarters:

(1)
International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)
International freight revenue per pound relates to our international priority and economy services.

Revenue

Revenue decreased slightly in the first quarter primarily due to one fewer operating day at both of our transportation segments and reduced demand surcharges at Federal Express, partially offset by base yield improvement at both our transportation segments and higher fuel surcharges at Federal Express.

Federal Express revenue decreased 1% in the first quarter primarily due to one fewer operating day, lower priority package volume, and reduced demand surcharges, partially offset by increased deferred package volume, base yields, and fuel surcharges. FedEx Freight revenue decreased 2% in the first quarter primarily due to lower shipments and one fewer operating day, partially offset by yield improvement. Revenue at Corporate, other, and eliminations increased in the first quarter primarily due to higher yields and volume at FedEx Logistics, Inc. (“FedEx Logistics”).

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the three-month periods ended August 31:

			Percent
	2024	2023	Change
Operating expenses:
Salaries and employee benefits	$7,785	$7,785	—
Purchased transportation	5,275	5,036	5
Rentals and landing fees	1,161	1,151	1
Depreciation and amortization	1,078	1,071	1
Fuel	1,075	1,101	(2)
Maintenance and repairs	829	824	1
Business optimization costs	128	105	22
Other	3,168	3,123	1
Total operating expenses	20,499	20,196	2
Operating income	$1,080	$1,485	(27)

	Percent of Revenue
	2024	2023
Operating expenses:
Salaries and employee benefits	36.1%	35.9%
Purchased transportation	24.4	23.2
Rentals and landing fees	5.4	5.3
Depreciation and amortization	5.0	5.0
Fuel	5.0	5.1
Maintenance and repairs	3.8	3.8
Business optimization costs	0.6	0.5
Other	14.7	14.4
Total operating expenses	95.0	93.2
Operating margin	5.0%	6.8%

Operating income declined 27% in the first quarter and was negatively affected by a mix shift toward deferred services, which reduced demand for U.S. domestic priority services and constrained yield growth. In addition, higher operating expenses and one fewer operating day negatively affected the quarter’s results, partially offset by lower structural costs from our DRIVE initiatives.

Purchased transportation expense increased 5% in the first quarter primarily due to higher rates and an increase in commercial linehaul to support network changes and international economy volume growth. Salaries and employee benefits expense was flat primarily due to savings from our DRIVE initiatives and lower variable incentive compensation, partially offset by an increase in wage rates as well as an increase in retirement benefits due to changes in our defined contribution plan that increased the number of eligible employees at Federal Express.

Business Optimization Costs

In the second quarter of 2023, we announced DRIVE, a comprehensive program to improve long-term profitability. This program includes a business optimization plan to drive efficiency within and among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.

We have implemented Network 2.0 optimization in more than 150 locations in the U.S. and Canada. Contracted service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others.

In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact between 1,700 and 2,000 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be between $125 million and $175 million on an annualized basis beginning in 2027.

We incurred business optimization costs of $128 million ($98 million, net of tax, or $0.39 per diluted share) in the first quarter of 2025. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express. We incurred business optimization costs of $105 million ($81 million, net of tax, or $0.32 per diluted share) in the first quarter of 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to our workforce reduction plan in Europe to range from $250 million to $375 million in cash expenditures through 2026.We expect the aggregate pre-tax cost of our other business optimization activities to be approximately $1.5 billion through 2025. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans. The identification of costs as business optimization-related expenditures is subject to our disclosure controls and procedures.

Income Taxes

Our effective tax rate was 24.8% for the first quarter of 2025 and 24.2% for the first quarter of 2024. The 2025 tax rate was unfavorably impacted by an increase in uncertain tax positions.

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

Outlook

During 2025, we expect revenue to modestly increase driven primarily by deferred service offerings, as the macroeconomic environment remains challenging and customer demand remains constrained. We will continue to execute on our DRIVE program initiatives focused on reducing our permanent cost structure, aligning our cost base with demand, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy to mitigate the impact of the service mix shift on our yield as well as base yield pressures through surcharge management and optimizing our customer mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by expense headwinds related to higher global inflation, the unfavorable effect of the expiration in September 2024 of the contract for Federal Express to provide the U.S. Postal Service (“USPS”) U.S. domestic transportation services, and two fewer operating days.

See the “Business Optimization Costs” section of this MD&A for additional information on our DRIVE program, workforce reduction plan in Europe, and other cost savings initiatives.

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

The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, and the effects these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2025 inherently less certain. See “Item 1A. Risk Factors” for more information.

See the “Trends Affecting Our Business,” “Critical Accounting Estimates,” and “Forward-Looking Statements” sections of this MD&A for additional information.

RECENT ACCOUNTING GUIDANCE

See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.

REPORTABLE SEGMENTS

Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Our reportable segments include the following businesses:

Federal Express Segment	Federal Express (express transportation, small-package ground delivery, and freight transportation)

FedEx Freight Segment	FedEx Freight (LTL freight transportation) FedEx Custom Critical (time-critical transportation)

The Federal Express segment operates combined sales, marketing, administrative, and information-technology functions in shared service operations for U.S. customers of our major business units and certain back-office support to FedEx Freight and our other operating segments which allows us to obtain synergies from the combination of these functions. We allocate the net operating costs of these services to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of FedEx Freight and our other operating segments based on operating income inclusive of these allocations.

Operating expenses for our FedEx Freight segment include allocations of these services from the Federal Express segment. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

CORPORATE, OTHER, AND ELIMINATIONS

Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.

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

Operating results in Corporate, other, and eliminations declined in the first quarter of 2025 primarily due to a decrease in operating results at FedEx Dataworks, partially offset by improved operating results at FedEx Office. The decline in operating results at FedEx Dataworks was primarily due to increased business optimization costs and salaries and employee benefits expense. The improved operating results at FedEx Office were primarily due to a decline in volume-related operating expenses, partially offset by reduced revenue.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the first quarter of 2025 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDERAL EXPRESS SEGMENT

Federal Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the three-month periods ended August 31:

			Percent
	2024	2023	Change
Revenue:
Package:
U.S. priority	$2,591	$2,673	(3)
U.S. deferred	1,151	1,187	(3)
U.S. ground	8,056	8,133	(1)
Total U.S. domestic package revenue	11,798	11,993	(2)
International priority	2,206	2,327	(5)
International economy	1,360	1,117	22
Total international export package revenue	3,566	3,444	4
International domestic(1)	1,112	1,140	(2)
Total package revenue	16,476	16,577	(1)
Freight:
U.S.	569	577	(1)
International priority	526	553	(5)
International economy	463	472	(2)
Total freight revenue	1,558	1,602	(3)		Percent of Revenue
Other	271	247	10		2024	2023
Total revenue	18,305	18,426	(1)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	6,201	6,171	—		33.9	33.5
Purchased transportation	4,801	4,677	3		26.2	25.4
Rentals and landing fees	986	975	1		5.4	5.3
Depreciation and amortization	935	929	1		5.1	5.0
Fuel	954	961	(1)		5.2	5.2
Maintenance and repairs	719	722	—		3.9	3.9
Business optimization costs	43	27	59		0.2	0.1
Intercompany allocations	(187)	(175)	7		(1.0)	(0.9)
Other	2,900	2,833	2		15.9	15.4
Total operating expenses	17,352	17,120	1		94.8%	92.9%
Operating income	$953	$1,306	(27)
Operating margin	5.2%	7.1%	(190)	bp
(1)
International domestic revenue relates to our international intra-country operations.

Prior year statistical information has been revised to conform to the current year presentation. The following table compares selected statistics (in thousands, except yield amounts) for the three-month periods ended August 31:

			Percent
	2024	2023	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,600	1,680	(5)
U.S. deferred	968	970	—
U.S. ground commercial	4,289	4,287	—
U.S. ground home delivery/economy	6,438	6,411	—
Total U.S. domestic ADV	13,295	13,348	—

International priority	622	658	(5)
International economy	491	365	35
Total international export ADV	1,113	1,023	9
International domestic(2)	1,823	1,896	(4)

Total ADV	16,231	16,267	—

Revenue per package (yield):
U.S. priority	$25.30	$24.49	3
U.S. deferred	18.59	18.81	(1)
U.S. ground	11.73	11.70	—
U.S. domestic composite	13.87	13.82	—

International priority	55.37	54.37	2
International economy	43.33	47.15	(8)
International export composite	50.06	51.80	(3)
International domestic(2)	9.53	9.25	3

Composite package yield	15.86	15.68	1

Freight Statistics
Average daily freight pounds:
U.S.	5,319	5,305	—
International priority	4,465	4,390	2
International economy	10,706	11,001	(3)
Total average daily freight pounds	20,490	20,696	(1)

Revenue per pound (yield):
U.S.	$1.67	$1.67	—
International priority	1.84	1.94	(5)
International economy	0.68	0.66	3
Composite freight yield	1.19	1.19	—
(1)
ADV is calculated on a 5-day-per-week basis.
(2)
International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue

Federal Express segment revenue decreased 1% in the first quarter primarily due to one fewer operating day, lower priority package volume, and reduced demand surcharges, partially offset by increased deferred package volume, base yields, and fuel surcharges.

Volume:

U.S. priority package volume decreased 5% in the first quarter primarily due to economic softness and lower consumer spending. International priority package volume decreased 5% in the first quarter primarily due to a continued shift toward our deferred service offerings. These declines were partially offset by a 35% increase in international economy package volume in the first quarter driven by a continued shift toward our deferred service offerings as a result of global macroeconomic conditions.

Yield:

Higher fuel surcharges had a significant positive effect on yields across all package and freight services in the first quarter. U.S. priority package yield increased 3% in the first quarter primarily due to modest rate increases and higher weight per package, partially offset by a decline in revenue quality. These improvements were partially offset by a 3% decrease in international export package yield in the first quarter primarily due to reduced demand surcharges and unfavorable service mix.

Federal Express Segment Operating Income

Federal Express segment operating income decreased 27% in the first quarter due to higher operating expenses and reduced revenue. The increase in operating expenses in the first quarter of 2025 was driven by increased wage and purchased transportation rates, partially offset by continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure. These initiatives included transforming our structural network, optimizing station processes in Europe, and improving the efficiency of our linehaul network and information technology function. Currency exchange rates had a negative effect on revenue and a positive effect on expenses and operating income in the first quarter. Operating income was negatively affected by one fewer operating day in the first quarter of 2025 compared to the first quarter of 2024.

Purchased transportation expense increased 3% in the first quarter primarily due to higher rates as well as an increase in commercial linehaul to support network changes and international economy volume growth, partially offset by one fewer operating day. Other operating expenses increased 2% primarily due to higher outside service contracts expense resulting from increased information technology spending and higher self-insurance accruals. Salaries and employee benefits expense increased slightly in the first quarter primarily due to an increase in wage rates as well as an increase in retirement benefits due to changes to our defined contribution plan which increased the number of eligible employees, partially offset by savings from our DRIVE initiatives and lower variable incentive compensation.

Federal Express segment results include business optimization costs of $43 million and $27 million in the first quarters of 2025 and 2024, respectively. See the “Business Optimization Costs” section of this MD&A for more information.

In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Master Executive Council in the prior month. The ongoing bargaining process has no effect on our operations. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the three-month periods ended August 31:

			Percent		Percent of Revenue
	2024	2023	Change		2024	2023
Revenue	$2,329	$2,385	(2)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	984	985	—		42.3	41.3
Purchased transportation	203	219	(7)		8.7	9.2
Rentals	71	69	3		3.1	2.9
Depreciation and amortization	110	108	2		4.7	4.5
Fuel	121	139	(13)		5.2	5.8
Maintenance and repairs	82	75	9		3.5	3.2
Intercompany charges	148	139	6		6.4	5.8
Other	171	169	1		7.3	7.1
Total operating expenses	1,890	1,903	(1)		81.2%	79.8%
Operating income	$439	$482	(9)
Operating margin	18.8%	20.2%	(140)	bp
Average daily shipments (in thousands):
Priority	62.9	66.1	(5)
Economy	29.1	28.5	2
Total average daily shipments	92.0	94.6	(3)
Weight per shipment (lbs):
Priority	956	989	(3)
Economy	868	876	(1)
Composite weight per shipment	928	955	(3)
Revenue per shipment:
Priority	$363.97	$353.01	3
Economy	408.60	407.99	—
Composite revenue per shipment	$378.09	$369.56	2
Revenue per hundredweight:
Priority	$38.06	$35.71	7
Economy	47.09	46.59	1
Composite revenue per hundredweight	$40.73	$38.71	5

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 2% in the first quarter primarily due to lower shipments and one fewer operating day, partially offset by yield improvement.

Average daily shipments decreased 3% in the first quarter due to reduced demand for our priority services, partially offset by an increase in demand for our economy services, primarily resulting from macroeconomic conditions. Revenue per shipment increased 2% in the first quarter primarily due to base yield improvement resulting from our continued focus on revenue quality, partially offset by lower weight per shipment and fuel surcharges.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 9% in the first quarter primarily due to decreased revenue, including one fewer operating day in the first quarter of 2025.

Maintenance and repairs expense increased 9% in the first quarter due to higher costs associated with outside vendor labor and vehicle parts. Fuel expense decreased 13% in the first quarter due to decreased shipments and lower fuel prices. Purchased transportation expense decreased 7% in the first quarter primarily due to decreased shipments.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.9 billion at August 31, 2024, compared to $6.5 billion at May 31, 2024. The following table provides a summary of our cash flows for the three-month periods ended August 31, 2024 and August 31, 2023 (in millions):

	2024	2023
Operating activities:
Net income	$794	$1,078
Business optimization costs, net of payments	(69)	(73)
Other noncash charges and credits	2,072	1,958
Changes in assets and liabilities	(1,610)	(733)
Cash provided by operating activities	1,187	2,230
Investing activities:
Capital expenditures	(767)	(1,290)
Purchase of investments	(61)	(2)
Proceeds from sale of investments	13	—
Proceeds from asset dispositions and other	13	12
Cash used in investing activities	(802)	(1,280)
Financing activities:
Principal payments on debt	(34)	(66)
Proceeds from stock issuances	404	157
Dividends paid	(339)	(318)
Purchase of treasury stock	(1,000)	(500)
Cash used in financing activities	(969)	(727)
Effect of exchange rate changes on cash	26	(24)
Net (decrease) increase in cash and cash equivalents	$(558)	$199
Cash and cash equivalents at the end of period	$5,943	$7,055

Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.0 billion in the first quarter of 2025 primarily due to working capital changes driven by a decrease in accrued incentive compensation and other liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable from the first quarter of 2024.

Cash Used in Investing Activities. Capital expenditures decreased during the first quarter of 2025 primarily due to decreased spending on aircraft and related equipment and vehicles and trailers. See “Capital Resources” for a discussion of capital expenditures during 2025.

Financing Activities. We completed ASR transactions during the first quarter of 2025 with two banks to repurchase an aggregate of $1 billion of our common stock. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31 (in millions):

	2024	2023	Percent Change
Aircraft and related equipment	$181	$554	(67)
Package handling and ground support equipment	197	218	(10)
Vehicles and trailers	90	167	(46)
Information technology	153	153	—
Facilities and other	146	198	(26)
Total capital expenditures	$767	$1,290	(41)

Federal Express segment	$703	$1,172	(40)
FedEx Freight segment	35	91	(62)
Other	29	27	7
Total capital expenditures	$767	$1,290	(41)

Capital expenditures decreased in the first quarter primarily due to decreased spending on aircraft and related equipment at Federal Express and decreased spending on vehicles and trailers at FedEx Freight and Federal Express.

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

Additionally, FedEx fully and unconditionally guarantees the payment obligation of Federal Express in respect of the $763 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of August 31, 2024 and May 31, 2024 (in millions):

	August 31, 2024	May 31, 2024
Current Assets	$10,652	$10,618
Intercompany Receivable	4,381	4,625
Total Assets	83,693	83,880
Current Liabilities	10,446	9,658
Intercompany Payable	—	—
Total Liabilities	52,552	52,551

The following table presents the summarized statement of income information for the three-month period ended August 31, 2024 (in millions):

Revenue	$15,960
Intercompany Charges, net	(1,007)
Operating Income	1,006
Intercompany Charges, net	57
Income Before Income Taxes	830
Net Income	$580

The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of August 31, 2024 and May 31, 2024 (in millions):

	August 31, 2024	May 31, 2024
Current Assets	$10,614	$4,473
Intercompany Receivable	1,181	7,399
Total Assets	72,815	62,900
Current Liabilities	9,695	5,958
Intercompany Payable	—	—
Total Liabilities	49,357	38,962

The following table presents the summarized statement of income information for the three-month period ended August 31, 2024 (in millions):

Revenue	$13,575
Intercompany Charges, net	(1,201)
Operating Income	654
Intercompany Charges, net	(14)
Income Before Income Taxes	839
Net Income	$641

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, and geopolitical conflicts. We held $5.9 billion in cash and cash equivalents at August 31, 2024 and $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases.

We executed ASR agreements with two banks in June 2024 to repurchase an aggregate of $1 billion of our common stock that were completed in August 2024. We expect to repurchase an additional $1.5 billion of our common stock in 2025. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Our cash and cash equivalents balance at August 31, 2024 includes $2.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

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

The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. See Note 4 of the accompanying unaudited condensed consolidated financial statements for more information.

We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

During the first quarter of 2025, we made voluntary contributions of $300 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We anticipate making $500 million of additional voluntary contributions during the remainder of 2025. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

On August 16, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on October 1, 2024 to stockholders of record as of the close of business on September 9, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. In connection with our one FedEx consolidation plan, we reevaluated the conclusion of our 2024 goodwill impairment tests as of June 1, 2024, and concluded that the estimated fair values of our reporting units with significant goodwill continued to exceed their carrying values. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of August 31, 2024, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Critical Accounting Estimates,” “Legal Proceedings,” and “Risk Factors” and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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
•
our ability to execute our DRIVE transformation, including Network 2.0 and the redesign of the Federal Express international air network, in the expected time frame and at the expected cost and achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits while managing the potential risks;
•
the timing and amount of any costs or benefits or any specific outcome, transaction, or change (of which there can be no assurance), or the terms, timing, and structure thereof, related to our global transformation program and other ongoing reviews and initiatives, including the assessment of the role of FedEx Freight in our portfolio structure;
•
our ability to successfully implement our workforce reduction in Europe;
•
a significant data breach or other disruption to our technology infrastructure, and our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to emerging technologies such as autonomous technology and artificial intelligence;
•
failure to adjust our air network to remove costs related to services provided to the USPS under the contract for Federal Express to provide the USPS domestic transportation services, which expires September 29, 2024;

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
•
failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx;
•
widespread outbreak of an illness or any other communicable disease or public health crisis;
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
•
our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility, as well as the outcome of negotiations to reach new collective bargaining agreements (including with the pilots of Federal Express);
•
the effect of costs related to lawsuits in which it is alleged that Federal Express should be treated as an employer or joint employer of drivers employed by service providers engaged by Federal Express;
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
•
any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting Federal Express employees); regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; trade (such as protectionist measures or restrictions on free trade); foreign exchange intervention in response to currency volatility; environmental (such as global climate change legislation); or postal rules;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 31, 2024, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2025, the U.S. dollar weakened relative to the currencies of the foreign countries in which we operate, and this weakening had a slightly positive effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities

Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended August 31, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements, which is incorporated by reference herein. In connection with the one FedEx consolidation, effective June 1, 2024, Federal Express assumed liability for all pending litigation to which FedEx Ground and FedEx Services were previously party.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report in response to Part I, Item 1A of Form 10-K. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition, and the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Jun. 1-30, 2024	—	—	—	$4,064
Jul. 1-31, 2024	2,707,550	$295.99	2,707,550	$4,064
Aug. 1-31, 2024	670,975	$295.99	670,975	$4,064
Total	3,378,525		3,378,525	$4,064

In December 2021, our Board of Directors approved a stock repurchase program of up to $5 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5 billion of FedEx common stock. As of May 31, 2024, $64 million remained available to be used for repurchases under the 2021 program.

As part of the 2021 and 2024 repurchase programs, we entered into accelerated share repurchase (“ASR”) transactions with two banks in June 2024 to repurchase an aggregate of $1 billion of our common stock. During the first quarter of 2025, the ASR transactions were completed, and 3.4 million shares were delivered under the ASR agreements. The shares delivered under the ASR agreements were the only shares of FedEx common stock we repurchased during the first quarter of 2025.

As of September 19, 2024, approximately $4.1 billion remained available to be used for repurchases under the 2024 stock repurchase program (no shares remain available to be used for repurchases under the 2021 stock repurchase program). Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transactions and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding our expected stock repurchases during the remainder of 2025.

Item 5. Other Information

During the quarter ended August 31, 2024, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

*^10.1	Aircraft Dry Lease Agreement, dated August 1, 2024, between Aircraft Owner and Federal Express.

*^10.2	Aircraft Flight Support and Flight Crew Services Agreement, dated August 1, 2024, between Frederick W. Smith and Federal Express.

†10.3	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 1, 2024. (Filed as Exhibit 10.60 to FedEx’s FY24 Annual Report on Form 10-K, and incorporated herein by reference).

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

* Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K because the information contained therein is not material and is not otherwise publicly disclosed. FedEx will furnish supplementally copies of such attachments to the SEC or its staff upon request.

^ Certain information in this document has been redacted pursuant to Item 606(a)(6) of Regulation S-K because the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy.

† Management contracts/compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: September 19, 2024	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer