Form 10-Q
period 2024-11-30
FEDEX CORP
filed 2024-12-19
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 17, 2024
Common Stock, par value $0.10 per share	240,850,603

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	November 30, 2024 (Unaudited)	May 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,029	$6,501
Receivables, less allowances of $702 and $775	10,737	10,087
Spare parts, supplies, and fuel, less allowances of $293 and $288	620	614
Prepaid expenses and other	1,335	1,005
Total current assets	17,721	18,207
PROPERTY AND EQUIPMENT, AT COST	85,658	84,391
Less accumulated depreciation and amortization	44,652	42,900
Net property and equipment	41,006	41,491
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,821	17,115
Goodwill	6,290	6,423
Other assets	3,643	3,771
Total other long-term assets	26,754	27,309
	$85,481	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2024 (Unaudited)	May 31, 2024
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$592	$68
Accrued salaries and employee benefits	2,710	2,673
Accounts payable	3,896	3,189
Operating lease liabilities	2,536	2,463
Accrued expenses	4,658	4,962
Total current liabilities	14,392	13,355
LONG-TERM DEBT, LESS CURRENT PORTION	19,433	20,135
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,436	4,482
Pension, postretirement healthcare, and other benefit obligations	1,571	2,010
Self-insurance accruals	3,825	3,701
Operating lease liabilities	14,713	15,053
Other liabilities	651	689
Total other long-term liabilities	25,196	25,935
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2024 and May 31, 2024	32	32
Additional paid-in capital	4,165	3,988
Retained earnings	39,175	38,649
Accumulated other comprehensive loss	(1,515)	(1,359)
Treasury stock, at cost	(15,397)	(13,728)
Total common stockholders’ investment	26,460	27,582
	$85,481	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023

REVENUE	$21,967	$22,165	$43,546	$43,846
OPERATING EXPENSES:
Salaries and employee benefits	7,879	7,833	15,664	15,618
Purchased transportation	5,500	5,395	10,775	10,431
Rentals and landing fees	1,168	1,138	2,329	2,289
Depreciation and amortization	1,063	1,040	2,141	2,111
Fuel	947	1,328	2,022	2,429
Maintenance and repairs	831	854	1,660	1,678
Business optimization costs	326	145	454	250
Other	3,201	3,156	6,369	6,279
	20,915	20,889	41,414	41,085
OPERATING INCOME	1,052	1,276	2,132	2,761
OTHER (EXPENSE) INCOME:
Interest, net	(102)	(97)	(186)	(188)
Other retirement plans, net	50	41	99	80
Other, net	(19)	(18)	(8)	(28)
	(71)	(74)	(95)	(136)
INCOME BEFORE INCOME TAXES	981	1,202	2,037	2,625
PROVISION FOR INCOME TAXES	240	302	502	647
NET INCOME	$741	$900	$1,535	$1,978
EARNINGS PER COMMON SHARE:
Basic	$3.06	$3.59	$6.30	$7.88
Diluted	$3.03	$3.55	$6.24	$7.79
DIVIDENDS DECLARED PER COMMON SHARE	$1.38	$1.26	$4.14	$2.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
NET INCOME	$741	$900	$1,535	$1,978
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit/(expense) of $2 and ($2) in 2024 and ($3) and $1 in 2023	(181)	28	(152)	—
Prior service credit arising during period, net of tax (expense) of ($11) and ($11) in 2023	—	36	—	36
Amortization of prior service credit, net of tax benefit of $0 and $1 in 2024 and $0 and $0 in 2023	(2)	(2)	(4)	(3)
	(183)	62	(156)	33
COMPREHENSIVE INCOME	$558	$962	$1,379	$2,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Six Months Ended
	November 30, 2024	November 30, 2023
Operating Activities:
Net income	$1,535	$1,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,141	2,111
Provision for uncollectible accounts	250	216
Other noncash items including leases and deferred income taxes	1,589	1,427
Stock-based compensation	84	96
Business optimization costs, net of payments	125	(28)
Changes in assets and liabilities:
Receivables	(1,079)	(687)
Other assets	(111)	(110)
Accounts payable and other liabilities	(2,087)	(975)
Other, net	58	(24)
Cash provided by operating activities	2,505	4,004
Investing Activities:
Capital expenditures	(1,585)	(2,595)
Purchase of investments	(107)	(75)
Proceeds from sale of investments	52	—
Proceeds from asset dispositions and other	34	62
Cash used in investing activities	(1,606)	(2,608)
Financing Activities:
Principal payments on debt	(47)	(94)
Proceeds from stock issuances	440	211
Dividends paid	(676)	(635)
Purchase of treasury stock	(2,020)	(1,000)
Other	(6)	—
Cash used in financing activities	(2,309)	(1,518)
Effect of exchange rate changes on cash	(62)	(5)
Net decrease in cash and cash equivalents	(1,472)	(127)
Cash and cash equivalents at beginning of period	6,501	6,856
Cash and cash equivalents at end of period	$5,029	$6,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	4,134	3,800	3,988	3,769
Purchase of treasury stock	(12)	2	(21)	(34)
Employee incentive plans and other	43	47	198	114
Ending Balance	4,165	3,849	4,165	3,849
Retained Earnings
Beginning Balance	38,767	36,021	38,649	35,259
Net Income	741	900	1,535	1,978
Cash dividends declared ($1.38, $1.26, $4.14, and $2.52 per share)	(333)	(316)	(1,009)	(632)
Ending Balance	39,175	36,605	39,175	36,605
Accumulated Other Comprehensive Loss
Beginning Balance	(1,332)	(1,356)	(1,359)	(1,327)
Other comprehensive (loss)/income, net of tax benefit/(expense) of $2, ($14), ($1), and ($10)	(183)	62	(156)	33
Ending Balance	(1,515)	(1,294)	(1,515)	(1,294)
Treasury Stock
Beginning Balance	(14,425)	(11,963)	(13,728)	(11,645)
Purchase of treasury stock (3.7, 2.0, 7.1, and 3.9 million shares)	(1,001)	(509)	(1,995)	(974)
Employee incentive plans and other (0.2, 0.4, 2.4, and 1.5 million shares)	29	46	326	193
Ending Balance	(15,397)	(12,426)	(15,397)	(12,426)
Total Common Stockholders’ Investment Balance	$26,460	$26,766	$26,460	$26,766

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

In June 2024, we announced that FedEx’s management and Board of Directors were conducting an assessment of the role of FedEx Freight in the company’s portfolio structure. On December 19, 2024, we announced that the Board of Directors concluded that assessment and decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction is intended to qualify as a tax-free separation for U.S. federal income tax purposes for FedEx stockholders and is expected to be executed within the next 18 months.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2024, and the results of our operations for the three- and six-month periods ended November 30, 2024 and 2023, cash flows for the six-month periods ended November 30, 2024 and 2023, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2024 and 2023. Operating results for the three- and six-month periods ended November 30, 2024 are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

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

Gross contract assets related to in-transit shipments totaled $693 million and $672 million at November 30, 2024 and May 31, 2024, respectively. Contract assets net of deferred unearned revenue were $531 million and $463 million at November 30, 2024 and May 31, 2024, respectively. Contract assets are included within current assets in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $22 million and $23 million at November 30, 2024 and May 31, 2024, respectively. Contract liabilities are included within current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue. The following table provides revenue by service type (in millions) for the three- and six-month periods ended November 30. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2024	2023	2024	2023
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority	$2,563	$2,605	$5,154	$5,278
U.S. deferred	1,199	1,207	2,350	2,394
U.S. ground	8,256	8,309	16,312	16,442
Total U.S. domestic package revenue	12,018	12,121	23,816	24,114
International priority	2,231	2,390	4,437	4,717
International economy	1,588	1,183	2,948	2,300
Total international export package revenue	3,819	3,573	7,385	7,017
International domestic(1)	1,190	1,213	2,302	2,353
Total package revenue	17,027	16,907	33,503	33,484
Freight:
U.S.	383	577	952	1,154
International priority	640	568	1,166	1,121
International economy	529	470	992	942
Total freight revenue	1,552	1,615	3,110	3,217
Other	262	251	533	498
Total Federal Express segment	18,841	18,773	37,146	37,199
FedEx Freight segment	2,177	2,452	4,506	4,837
Other and eliminations(2)	949	940	1,894	1,810
	$21,967	$22,165	$43,546	$43,846
(1)
International domestic revenue relates to our international intra-country operations.
(2)
Includes the FedEx Dataworks, Inc. (“FedEx Dataworks”), FedEx Office and Print Services, Inc. (“FedEx Office”), and FedEx Logistics, Inc. (“FedEx Logistics”) operating segments.

EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots of Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement began in May 2021, and in November 2022 the National Mediation Board (“NMB”), which is the U.S. governmental agency that oversees labor agreements for entities covered by the Railway Labor Act of 1926, as amended, began actively mediating the negotiations. In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Master Executive Council the prior month. Bargaining for a successor agreement continues. In April 2024, the NMB rejected ALPA’s request for a proffer of arbitration, and the parties remain in mediated negotiations. The conduct of mediated negotiations has no effect on our operations. A small number of our other employees are members of unions.

STOCK-BASED COMPENSATION. We have three types of equity-based compensation: stock options, restricted stock, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $36 million for the three-month period ended November 30, 2024 and $84 million for the six-month period ended November 30, 2024. Our stock-based compensation expense was $40 million for the three-month period ended November 30, 2023 and $96 million for the six-month period ended November 30, 2023. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

We have implemented Network 2.0 optimization in more than 200 locations in the U.S. and Canada. Contracted service providers will handle the pickup and delivery of packages in some locations while employee couriers will handle others.

In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact between 1,700 and 2,000 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. In the six-month period ended November 30, 2024, we incurred $176 million of costs related to this plan. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $375 million in cash expenditures. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses.

We incurred costs associated with our business optimization activities, including the workforce reduction plan in Europe, of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the three-month period ended November 30, 2024 and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the six-month period ended November 30, 2024. These costs were primarily related to severance and professional services and are included in Federal Express and Corporate, other, and eliminations. We recognized $145 million ($110 million, net of tax, or $0.44 per diluted share) in the three-month period ended November 30, 2023 and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the six-month period ended November 30, 2023.These costs were primarily related to professional services and severance and are included in Federal Express and Corporate, other, and eliminations.

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

As of November 30, 2024, we had €159 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.

As of November 30, 2024, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $19 million and $17 million, respectively. As of May 31, 2024, the fair value of the swaps classified as assets and liabilities was $8 million and $14 million, respectively. We record all derivatives on the balance sheet at fair value within either “Prepaid expenses and other” or “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets. For debt and foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves, and are classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.

As of November 30, 2024, our net investment hedges remain effective.

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

Amounts due to our suppliers that participate in the SCF programs are included in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of November 30, 2024 and May 31, 2024, suppliers have been approved to sell to them $104 million and $94 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the six-month period ended November 30, 2024 is presented below (in millions):

2024
Confirmed obligations outstanding at beginning of period	$94
Invoices confirmed during the period	330
Confirmed invoices paid during the period	(315)
Currency translation adjustments	(5)
Confirmed obligations outstanding at end of period	$104

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of November 30, 2024, we continue to monitor our contracts and transactions for potential application of these ASUs.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The update will be effective for annual periods beginning after December 15, 2026 (fiscal 2028) and interim periods beginning after December 15, 2027 (fiscal 2028). We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Equity securities totaled $400 million and $360 million at November 30, 2024 and May 31, 2024, respectively. Equity securities are recorded within “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

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

Debt securities totaled $77 million and $77 million at November 30, 2024 and May 31, 2024, respectively. Debt securities are recorded within “Prepaid expenses and other” in the accompanying unaudited condensed consolidated balance sheets.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5.0 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock. As of May 31, 2024, $64 million remained available to be used for repurchases under the 2021 program.

During the three-month period ended November 30, 2024, 3.7 million shares were repurchased through accelerated share repurchase (“ASR”) transactions with two banks and open market transactions at an average price of $271.39 per share for a total of $1.0 billion. The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying unaudited condensed consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.

During the six-month period ended November 30, 2024, we repurchased 7.1 million shares of FedEx common stock through ASR transactions and open market purchases at an average price of $283.13 per share for a total of $2.0 billion. During the six-month period ended November 30, 2023, 3.9 million shares were repurchased at an average price of $256.33 per share for a total of $1.0 billion. As of November 30, 2024, $3.1 billion remained available to use for repurchases under the 2024 stock repurchase program.

Shares under the 2024 repurchase program may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program at any time.

DIVIDENDS DECLARED PER COMMON SHARE. On November 15, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on January 3, 2025 to stockholders of record as of the close of business on December 9, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $121 million for the three-month period ended November 30, 2024 and $250 million for the six-month period ended November 30, 2024. Credit losses were $113 million for the three-month period ended November 30, 2023 and $216 million for the six-month period ended November 30, 2023. Our allowance for credit losses was $385 million at November 30, 2024 and $436 million at May 31, 2024.

NOTE 3: Accumulated Other Comprehensive Loss

The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended		Six Months Ended
	November 30, 2024	November 30, 2023	November 30, 2024	November 30, 2023
Foreign currency translation loss:
Balance at beginning of period	$(1,393)	$(1,390)	$(1,422)	$(1,362)
Translation adjustments	(181)	28	(152)	—
Balance at end of period	(1,574)	(1,362)	(1,574)	(1,362)
Retirement plans adjustments:
Balance at beginning of period	61	34	63	35
Prior service credit arising during period	—	36	—	36
Reclassifications from AOCL	(2)	(2)	(4)	(3)
Balance at end of period	59	68	59	68
AOCL at end of period	$(1,515)	$(1,294)	$(1,515)	$(1,294)

NOTE 4: Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at November 30, 2024. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of November 30, 2024, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.8 at November 30, 2024. Additional information on the financial covenant can be found in our Annual Report.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.6 billion at November 30, 2024 and $19.8 billion at May 31, 2024, compared with estimated fair values of $17.9 billion at November 30, 2024 and $17.5 billion at May 31, 2024. The annualized weighted-average interest rate on long-term debt was 3.5% at November 30, 2024. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.

NOTE 5: Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended November 30 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Basic earnings per common share:
Net earnings allocable to common shares(1)	$739	$898	$1,533	$1,975
Weighted-average common shares	242	250	243	251
Basic earnings per common share	$3.06	$3.59	$6.30	$7.88
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$739	$898	$1,533	$1,975
Weighted-average common shares	242	250	243	251
Dilutive effect of share-based awards	2	3	3	3
Weighted-average diluted shares	244	253	246	254
Diluted earnings per common share	$3.03	$3.55	$6.24	$7.79
Anti-dilutive options excluded from diluted earnings per common share	4.0	6.3	4.2	6.3
(1)
Net earnings available to participating securities were $2 million and $2 million for the three-month periods ended November 30, 2024 and 2023, respectively, and $2 million and $3 million for the six-month periods ended November 30, 2024 and 2023, respectively.

NOTE 6: Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30 were as follows (in millions):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Defined benefit pension plans	$70	$91	$140	$182
Defined contribution plans	288	242	575	482
Postretirement healthcare plans	21	21	43	44
	$379	$354	$758	$708

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Service cost	$124	$136	$11	$10	$6	$7
Other retirement plans expense (income):
Interest cost	363	340	10	12	16	14
Expected return on plan assets	(430)	(399)	(7)	(7)	—	—
Amortization of prior service credit and other	(2)	(1)	1	—	(1)	—
	(69)	(60)	4	5	15	14
Net periodic benefit cost	$55	$76	$15	$15	$21	$21

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2024	2023	2024	2023	2024	2023
Service cost	$249	$272	$20	$20	$13	$14
Other retirement plans expense (income):
Interest cost	724	681	22	22	32	30
Expected return on plan assets	(860)	(799)	(12)	(11)	—	—
Amortization of prior service credit and other	(4)	(3)	1	—	(2)	—
	(140)	(121)	11	11	30	30
Net periodic benefit cost	$109	$151	$31	$31	$43	$44

For 2025, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $600 million to our U.S. Pension Plan during the six-month period ended November 30, 2024.

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Revenue:
Federal Express segment	$18,841	$18,773	$37,146	$37,199
FedEx Freight segment	2,177	2,452	4,506	4,837
Other and eliminations	949	940	1,894	1,810
	$21,967	$22,165	$43,546	$43,846
Operating income (loss):
Federal Express segment	$1,052	$1,035	$2,005	$2,341
FedEx Freight segment	312	491	751	973
Corporate, other, and eliminations	(312)	(250)	(624)	(553)
	$1,052	$1,276	$2,132	$2,761

The following table provides a reconciliation of reportable segment assets to our unaudited condensed consolidated financial statement totals as of the periods presented (in millions):

	November 30, 2024 (Unaudited)	May 31, 2024
Total assets:
Federal Express segment	$72,881	$73,259
FedEx Freight segment	12,284	11,615
Corporate, other, and eliminations	316	2,133
	$85,481	$87,007

NOTE 8: Commitments

As of November 30, 2024, our purchase commitments under various contracts for the remainder of 2025 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2025 (remainder)	$1,041	$297	$1,338
2026	714	807	1,521
2027	257	556	813
2028	295	400	695
2029	310	328	638
Thereafter	1,226	100	1,326
Total	$3,843	$2,488	$6,331

(1) Primarily software and advertising.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of November 30, 2024, we had $462 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2024 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2025 (remainder)	12	2	8	2	24
2026	14	5	3	—	22
2027	—	—	—	—	—
2028	—	—	—	—	—
2029	—	—	—	—	—
Thereafter	—	—	—	—	—
Total	26	7	11	2	46

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of November 30, 2024 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2025 (remainder)	$63	$1,425	$1,488	$16	$1,504
2026	124	2,961	3,085	29	3,114
2027	124	2,618	2,742	22	2,764
2028	124	2,279	2,403	21	2,424
2029	117	1,911	2,028	19	2,047
Thereafter	138	9,033	9,171	629	9,800
Total lease payments	690	20,227	20,917	736	21,653
Less imputed interest	(78)	(3,590)	(3,668)	(316)	(3,984)
Present value of lease liability	$612	$16,637	$17,249	$420	$17,669

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of November 30, 2024, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $0.9 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2025 to 2027.

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

In February 2024, a three-judge panel of the U.S. Court of Appeals for the Fifth Circuit reduced the jury’s emotional distress award of approximately $1.0 million to approximately $250,000 and vacated the jury’s $365 million award for punitive damages based on its finding that FedEx Services made good faith efforts to comply with the law. In March 2024, the full Fifth Circuit unanimously denied plaintiff’s petition for rehearing. In June 2024, plaintiff petitioned the U.S. Supreme Court for review of the Fifth Circuit’s reduction of the emotional distress award and determination that FedEx Services’s employment agreement provides a reasonable time for filing Section 1981 claims. The petition did not challenge the Fifth’s Circuit’s decision to vacate the punitive damages award. In October 2024, the U.S. Supreme Court denied the petition.

FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleges compensatory and punitive damages against FedEx Ground for negligence and gross negligence, hiring and retention, as well as negligent entrustment. The service provider and driver are also named as defendants in the lawsuit. An immaterial loss accrual has been recorded in FedEx’s consolidated financial statements. It is reasonably possible that an additional material loss could be incurred. At this stage of the litigation, we cannot estimate the amount or range of such additional loss, if any.

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

NOTE 10: Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the six-month periods ended November 30 was as follows (in millions):

	2024	2023
Cash payments for:
Interest (net of capitalized interest)	$376	$357
Income taxes	$918	$843
Income tax refunds received	(15)	(82)
Cash tax payments/(refunds), net	$903	$761

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2024, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2024 and 2023, the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2024 and 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

December 19, 2024

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

In June 2024, we announced that FedEx’s management and Board of Directors were conducting an assessment of the role of FedEx Freight in the company’s portfolio structure. On December 19, 2024, we announced that the Board of Directors concluded that assessment and decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction is expected to qualify as a tax-free separation for U.S. federal income tax purposes for FedEx stockholders and be executed within the next 18 months. See Part II, Item 1A. “Risk Factors – The planned separation of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the separation, if completed, will achieve the intended financial and strategic benefits.”

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

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened economic conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight and pressured package and freight volumes at Federal Express, negatively affecting our results in the second quarter and first half of 2025. Additionally, the incoming U.S. presidential administration has indicated a desire to significantly increase the rates and broaden the scope of tariffs imposed on goods imported into the U.S.

Inflation and Interest Rates

During the second quarter and first half of 2025, global inflation decelerated year-over-year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our priority services, as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2025.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the second quarter and first half of 2025, lower fuel prices negatively affected yields through lower fuel surcharges and reduced fuel expense at both of our transportation segments.

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

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue	$21,967	$22,165	(1)		$43,546	$43,846	(1)
Operating income (loss):
Federal Express segment	1,052	1,035	2		2,005	2,341	(14)
FedEx Freight segment	312	491	(36)		751	973	(23)
Corporate, other, and eliminations	(312)	(250)	(25)		(624)	(553)	(13)
Consolidated operating income	1,052	1,276	(18)		2,132	2,761	(23)
Operating margin:
Federal Express segment	5.6%	5.5%	10	bp	5.4%	6.3%	(90)	bp
FedEx Freight segment	14.3%	20.0%	(570)	bp	16.7%	20.1%	(340)	bp
Consolidated operating margin	4.8%	5.8%	(100)	bp	4.9%	6.3%	(140)	bp
Consolidated net income	$741	$900	(18)		$1,535	$1,978	(22)
Diluted earnings per share	$3.03	$3.55	(15)		$6.24	$7.79	(20)

	Year-over-Year Changes
	Revenue		Operating Income (Loss)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Federal Express segment	$68	$(53)	$17	$(336)
FedEx Freight segment	(275)	(331)	(179)	(222)
Corporate, other, and eliminations	9	84	(62)	(71)
	$(198)	$(300)	$(224)	$(629)

Overview

Operating income declined 18% for the second quarter and 23% for the first half of 2025 primarily due to lower demand for U.S. domestic package and freight LTL services driven by macroeconomic factors, increased purchased transportation and wage rates, and higher business optimization costs. This decline in operating income was partially offset by increased demand for our international export package services, base yield improvements at Federal Express and FedEx Freight, and continued cost savings related to DRIVE. Our DRIVE initiatives for the first half of 2025 included the continued transformation of our structural network, improving the efficiency of our information technology and back office functions, optimizing operations in Europe, and increasing linehaul efficiencies. The results for the first half of 2025 were also negatively affected by one fewer operating day and lower demand surcharges.

Operating income includes expenses of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the second quarter and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the first half of 2025 associated with our business optimization strategy to drive efficiency and lower our overhead and support costs. We recognized $145 million ($110 million, net of tax, or $0.44 per diluted share) of expenses in the second quarter and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the first half of 2024 under this program. See the “Business Optimization Costs” section of this MD&A for more information.

We repurchased an aggregate of $1.0 billion of our common stock through accelerated share repurchase (“ASR”) transactions with two banks and open market transactions during the second quarter of 2025. During the six-month period ended November 30, 2024, we repurchased 7.1 million shares of FedEx common stock through ASR and open market transactions at an average price of $283.13 per share for a total of $2.0 billion. Share repurchases had a benefit of $0.07 per diluted share for the second quarter and $0.10 per diluted share for the first half of 2025. As of November 30, 2024, $3.1 billion remained available to be used for repurchases under the 2024 stock repurchase program. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.

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

Revenue

Revenue decreased 1% in the second quarter and first half of 2025 primarily due to lower volume and fuel surcharges, partially offset by base yield improvement, at both of our transportation segments. Additionally, revenue during the first half of 2025 was negatively affected by one fewer operating day at both of our transportation segments and reduced demand surcharges at Federal Express.

Federal Express segment revenue was flat in the second quarter and first half of 2025 primarily due to increased deferred package volume and improved base yields, partially offset by lower priority package volume, the expiration on September 29, 2024 of our contract with the U.S. Postal Service (“USPS”) to provide the USPS domestic transportation services, and reduced fuel surcharges. Federal Express revenue for the first half of 2025 was also negatively affected by one fewer operating day and reduced demand surcharges. FedEx Freight revenue decreased 11% in the second quarter and 7% in the first half of 2025 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement. FedEx Freight revenue for the first half of 2025 was also negatively affected by one fewer operating day. Revenue at Corporate, other, and eliminations increased in the second quarter and first half of 2025 primarily due to higher yields and volume at FedEx Logistics, Inc. (“FedEx Logistics”).

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2024	2023	Change	2024	2023	Change
Operating expenses:
Salaries and employee benefits	$7,879	$7,833	1	$15,664	$15,618	—
Purchased transportation	5,500	5,395	2	10,775	10,431	3
Rentals and landing fees	1,168	1,138	3	2,329	2,289	2
Depreciation and amortization	1,063	1,040	2	2,141	2,111	1
Fuel	947	1,328	(29)	2,022	2,429	(17)
Maintenance and repairs	831	854	(3)	1,660	1,678	(1)
Business optimization costs	326	145	125	454	250	82
Other	3,201	3,156	1	6,369	6,279	1
Total operating expenses	20,915	20,889	—	41,414	41,085	1
Operating income	$1,052	$1,276	(18)	$2,132	$2,761	(23)

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	35.9%	35.3%	36.0%	35.6%
Purchased transportation	25.0	24.3	24.8	23.8
Rentals and landing fees	5.3	5.1	5.4	5.2
Depreciation and amortization	4.8	4.7	4.9	4.8
Fuel	4.3	6.0	4.6	5.6
Maintenance and repairs	3.8	3.9	3.8	3.8
Business optimization costs	1.5	0.7	1.0	0.6
Other	14.6	14.2	14.6	14.3
Total operating expenses	95.2	94.2	95.1	93.7
Operating margin	4.8%	5.8%	4.9%	6.3%

Operating income declined 18% for the second quarter and 23% for the first half of 2025 primarily due to lower demand for U.S. domestic package and freight LTL services driven by macroeconomic factors, increased purchased transportation and wage rates, and higher business optimization costs. The decline in operating income was partially offset by increased demand for our international export package services, base yield improvements at Federal Express and FedEx Freight, and continued cost savings related to DRIVE. The results for the first half of 2025 were also negatively affected by one fewer operating day and lower demand surcharges.

Purchased transportation expense increased 2% in the second quarter and 3% in the first half of 2025 primarily due to higher rates and an increase in commercial linehaul to support international economy volume growth and network changes, partially offset by lower fuel prices and savings from our DRIVE initiatives. Other operating expenses increased 1% in the second quarter and first half of 2025 primarily due to an increase in self-insurance accruals and higher outside service contracts expense. Salaries and employee benefits expense increased 1% in the second quarter and slightly in the first half of 2025 primarily due to an increase in wage rates as well as an increase in retirement benefits due to changes in our deferred contribution plan that increased the number of eligible employees at

Federal Express, partially offset by savings from our DRIVE initiatives and lower variable incentive compensation. Fuel expense decreased 29% in the second quarter and 17% in the first half of 2025 primarily due to a decrease in fuel prices and usage.

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

We have implemented Network 2.0 optimization in more than 200 locations in the U.S. and Canada. Contracted service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others.

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

We incurred business optimization costs, including the workforce reduction plan in Europe, of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the second quarter and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the first half of 2025. These costs were primarily related to severance and professional services and are included in Federal Express and Corporate, other, and eliminations. We incurred business optimization costs of $145 million ($110 million, net of tax, or $0.44 per diluted share) in the second quarter and $250 million ($191 million, net of tax, or $0.75 per diluted share) in the first half of 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to our workforce reduction plan in Europe to range from $250 million to $375 million in cash expenditures through 2026. In the first half of 2025, we incurred $176 million of costs related to this plan. We expect the aggregate pre-tax cost of our other business optimization activities to be approximately $1.7 billion through 2025. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans. The identification of costs as business optimization-related expenditures is subject to our disclosure controls and procedures.

Income Taxes

Our effective tax rate was 24.5% for the second quarter and 24.6% for the first half of 2025, compared to 25.1% for the second quarter and 24.6% for the first half of 2024. The second quarter 2025 tax rate was favorably impacted by higher earnings in certain non-U.S. jurisdictions.

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

Outlook

During 2025, we expect revenue growth to be constrained as the macroeconomic environment remains challenging while customer demand further shifts to deferred service offerings. We will continue to execute on our DRIVE program initiatives focused on reducing our permanent cost structure, aligning our cost base with demand, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy and pursue profitable revenue growth opportunities to mitigate the impact of the service mix shift on our yield as well as base yield pressures through surcharge management and optimizing our customer mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by expense headwinds related to higher global inflation, the unfavorable effect of the expiration in September 2024 of the contract for Federal Express to provide the USPS U.S. domestic transportation services, and two fewer operating days.

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

Operating results in Corporate, other, and eliminations declined in the second quarter and first half of 2025 primarily due to increased business optimization costs and outside service contracts expense at FedEx Dataworks.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter and first half of 2025 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	Three Months Ended		Percent		Six Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue:
Package:
U.S. priority	$2,563	$2,605	(2)		$5,154	$5,278	(2)
U.S. deferred	1,199	1,207	(1)		2,350	2,394	(2)
U.S. ground	8,256	8,309	(1)		16,312	16,442	(1)
Total U.S. domestic package revenue	12,018	12,121	(1)		23,816	24,114	(1)
International priority	2,231	2,390	(7)		4,437	4,717	(6)
International economy	1,588	1,183	34		2,948	2,300	28
Total international export package revenue	3,819	3,573	7		7,385	7,017	5
International domestic(1)	1,190	1,213	(2)		2,302	2,353	(2)
Total package revenue	17,027	16,907	1		33,503	33,484	—
Freight:
U.S.	383	577	(34)		952	1,154	(18)
International priority	640	568	13		1,166	1,121	4
International economy	529	470	13		992	942	5
Total freight revenue	1,552	1,615	(4)		3,110	3,217	(3)
Other	262	251	4		533	498	7
Total revenue	18,841	18,773	—		37,146	37,199	—
Operating expenses:
Salaries and employee benefits	6,329	6,208	2		12,530	12,379	1
Purchased transportation	5,067	4,980	2		9,868	9,657	2
Rentals and landing fees	987	963	2		1,973	1,938	2
Depreciation and amortization	918	925	(1)		1,853	1,854	—
Fuel	835	1,164	(28)		1,789	2,125	(16)
Maintenance and repairs	715	732	(2)		1,434	1,454	(1)
Business optimization costs	206	77	168		249	104	139
Intercompany allocations	(205)	(168)	22		(392)	(343)	14
Other	2,937	2,857	3		5,837	5,690	3
Total operating expenses	17,789	17,738	—		35,141	34,858	1
Operating income	$1,052	$1,035	2		$2,005	$2,341	(14)
Operating margin	5.6%	5.5%	10	bp	5.4%	6.3%	(90)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	33.6%	33.1%	33.7%	33.3%
Purchased transportation	26.9	26.5	26.6	25.9
Rentals and landing fees	5.2	5.2	5.3	5.2
Depreciation and amortization	4.9	4.9	5.0	5.0
Fuel	4.4	6.2	4.8	5.7
Maintenance and repairs	3.8	3.9	3.9	3.9
Business optimization costs	1.1	0.4	0.7	0.3
Intercompany allocations	(1.1)	(0.9)	(1.1)	(0.9)
Other	15.6	15.2	15.7	15.3
Total operating expenses	94.4	94.5	94.6	93.7
Operating margin	5.6%	5.5%	5.4%	6.3%

Prior year statistical information has been revised to conform to the current year presentation. The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30:

	Three Months Ended		Percent	Six Months Ended		Percent
	2024	2023	Change	2024	2023	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,603	1,676	(4)	1,601	1,678	(5)
U.S. deferred	1,014	1,009	—	991	989	—
U.S. ground commercial	4,309	4,392	(2)	4,299	4,339	(1)
U.S. ground home delivery/economy	6,962	6,991	—	6,698	6,696	—
Total U.S. domestic ADV	13,888	14,068	(1)	13,589	13,702	(1)

International priority	594	673	(12)	608	666	(9)
International economy	586	406	44	538	385	40
Total international export ADV	1,180	1,079	9	1,146	1,051	9
International domestic(2)	2,060	2,085	(1)	1,941	1,989	(2)

Total ADV	17,128	17,232	(1)	16,676	16,742	—

Revenue per package (yield):
U.S. priority	$25.38	$24.67	3	$25.34	24.58	3
U.S. deferred	18.76	19.00	(1)	18.68	18.91	(1)
U.S. ground	11.63	11.59	—	11.68	11.64	—
U.S. domestic composite	13.73	13.68	—	13.80	13.75	—

International priority	59.59	56.37	6	57.41	55.37	4
International economy	43.03	46.19	(7)	43.17	46.65	(7)
International export composite	51.37	52.54	(2)	50.73	52.17	(3)
International domestic(2)	9.18	9.24	(1)	9.34	9.24	1

Composite package yield	15.78	15.57	1	15.82	15.62	1

Freight Statistics
Average daily freight pounds:
U.S.	2,772	5,663	(51)	4,056	5,481	(26)
International priority	4,927	4,472	10	4,694	4,431	6
International economy	12,475	11,857	5	11,584	11,422	1
Total average daily freight pounds	20,174	21,992	(8)	20,334	21,334	(5)

Revenue per pound (yield):
U.S.	$2.19	$1.62	35	$1.85	$1.65	12
International priority	2.06	2.02	2	1.96	1.98	(1)
International economy	0.67	0.63	6	0.67	0.64	5
Composite freight yield	1.22	1.17	4	1.20	1.18	2
(1)
ADV is calculated on a 5-day-per-week basis.
(2)
International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue

Federal Express segment revenue was flat in the second quarter and first half of 2025 primarily due to increased deferred package volume and improved yields, partially offset by decreases from lower priority package and U.S. freight volume. Revenue in the first half of 2025 was also negatively affected by one fewer operating day and reduced demand surcharges.

Volume:

International priority package volume decreased 12% in the second quarter and 9% in the first half of 2025 driven by softer global industrial production. U.S. average daily freight pounds decreased 51% in the second quarter and 26% in the first half of 2025 primarily due to the expiration of our contract with the USPS on September 29, 2024. U.S. priority package volume decreased 4% in the second quarter and 5% in the first half of 2025 primarily due to economic softness and lower consumer spending. International economy package volume increased 44% in the second quarter and 40% in the first half of 2025 primarily due to continued growth in our deferred service offerings as a result of global macroeconomic conditions.

Yield:

U.S. priority package yield increased 3% in the second quarter and first half of 2025 primarily due to higher base rates. Composite freight yield increased 4% in the second quarter and 2% in the first half of 2025 primarily due to improved U.S. freight yield resulting from the expiration of our contract with the USPS on September 29, 2024 and an increase in international economy freight yield due to improved market strength. These improvements were partially offset by a decrease in international export composite package yield of 2% in the second quarter and 3% in the first half of 2025 primarily due to unfavorable service mix. Package and freight yields were also negatively affected by lower fuel surcharges in the second quarter and first half of 2025 and reduced demand surcharges in the first half of 2025.

Federal Express Segment Operating Income

Federal Express segment operating income increased 2% in the second quarter of 2025 due to higher base yields, partially offset by increased operating expenses. Federal Express segment operating income decreased 14% in the first half of 2025 due to increased operating expenses and one fewer operating day, partially offset by higher base yields. The increase in operating expenses in the second quarter and first half of 2025 was driven by increased wage and purchased transportation rates, business optimization costs, and increased employee benefits, partially offset by lower fuel prices and continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure. These initiatives included the continued transformation of our structural network, improving the efficiency of our information technology and back office functions, optimizing operations in Europe, and increasing linehaul efficiencies.

Purchased transportation expense increased 2% in the second quarter and first half of 2025 primarily due to higher rates as well as an increase in commercial linehaul to support international economy volume growth and network changes, partially offset by lower fuel prices and savings from our DRIVE initiatives. Salaries and employee benefits increased 2% in the second quarter and 1% in the first half of 2025 primarily due to an increase in wage rates as well as an increase in retirement benefits due to changes to our defined contribution plan which increased the number of eligible employees, partially offset by savings from our DRIVE initiatives and lower variable incentive compensation. Other operating expense increased 3% in the second quarter and first half of 2025 primarily due to higher outside service contracts expense resulting from increased information technology spending and higher self-insurance accruals. Fuel expense decreased 28% in the second quarter and 16% in the first half of 2025 due to decreases in fuel prices and usage resulting from lower flight hours.

Federal Express segment results include business optimization costs of $206 million in the second quarter and $249 million in the first half of 2025. Federal Express segment results include business optimization costs of $77 million in the second quarter and $104 million in the first half of 2024. See the “Business Optimization Costs” section of this MD&A for more information.

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

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended November 30:

	Three Months Ended		Percent		Six Months Ended		Percent
	2024	2023	Change		2024	2023	Change
Revenue	$2,177	$2,452	(11)		$4,506	$4,837	(7)
Operating expenses:
Salaries and employee benefits	976	1,018	(4)		1,960	2,003	(2)
Purchased transportation	197	231	(15)		400	450	(11)
Rentals	72	70	3		143	139	3
Depreciation and amortization	112	81	38		222	189	17
Fuel	111	164	(32)		232	303	(23)
Maintenance and repairs	88	94	(6)		170	169	1
Intercompany charges	143	134	7		291	273	7
Other	166	169	(2)		337	338	—
Total operating expenses	1,865	1,961	(5)		3,755	3,864	(3)
Operating income	$312	$491	(36)		$751	$973	(23)
Operating margin	14.3%	20.0%	(570)	bp	16.7%	20.1%	(340)	bp
Average daily shipments (in thousands):
Priority	62.5	68.5	(9)		62.7	67.3	(7)
Economy	28.5	30.5	(7)		28.8	29.5	(2)
Total average daily shipments	91.0	99.0	(8)		91.5	96.8	(5)
Weight per shipment (lbs):
Priority	935	975	(4)		946	982	(4)
Economy	865	880	(2)		866	878	(1)
Composite weight per shipment	913	946	(3)		921	950	(3)
Revenue per shipment:
Priority	$352.84	$365.55	(3)		$358.51	$359.24	—
Economy	400.00	415.82	(4)		404.41	411.95	(2)
Composite revenue per shipment	$367.60	$381.05	(4)		$372.96	$375.30	(1)
Revenue per hundredweight:
Priority	$37.73	$37.48	1		$37.90	$36.58	4
Economy	46.26	47.26	(2)		46.69	46.93	(1)
Composite revenue per hundredweight	$40.26	$40.29	—		$40.50	$39.49	3

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2024	2023	2024	2023
Operating expenses:
Salaries and employee benefits	44.8%	41.5%	43.5%	41.4%
Purchased transportation	9.1	9.4	8.9	9.3
Rentals	3.3	2.9	3.2	2.9
Depreciation and amortization	5.2	3.3	4.9	3.9
Fuel	5.1	6.7	5.1	6.3
Maintenance and repairs	4.0	3.8	3.8	3.5
Intercompany charges	6.6	5.5	6.4	5.6
Other	7.6	6.9	7.5	7.0
Total operating expenses	85.7	80.0	83.3	79.9
Operating margin	14.3%	20.0%	16.7%	20.1%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 11% in the second quarter and 7% in the first half of 2025 primarily due to lower shipments and yields. Revenue was also negatively affected by one fewer operating day in the first half of 2025.

Average daily shipments decreased 8% in the second quarter and 5% in the first half of 2025 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 4% in the second quarter and 1% in the first half of 2025 primarily due to lower fuel surcharges and weight per shipment, partially offset by base yield improvement resulting from our continued focus on revenue quality.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 36% in the second quarter and 23% in the first half of 2025 primarily due to lower revenue, partially offset by reduced operating expenses. Operating income was also negatively affected by one fewer operating day in the first half of 2025.

Combined fuel and purchased transportation expense decreased 22% in the second quarter and 16% in the first half of 2025 due to decreased shipments and lower fuel prices. Salaries and employee benefits expense decreased 4% in the second quarter and 2% in the first half of 2025 primarily due to reduced staffing to align with lower volumes, partially offset by higher wage rates. Depreciation expense increased 38% in the second quarter and 17% in the first half of 2025 primarily due to a gain on the sale of facilities in the second quarter of 2024.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.0 billion at November 30, 2024, compared to $6.5 billion at May 31, 2024. The following table provides a summary of our cash flows for the six-month periods ended November 30, 2024 and 2023 (in millions):

	2024	2023
Operating activities:
Net income	$1,535	$1,978
Business optimization costs, net of payments	125	(28)
Other noncash charges and credits	4,064	3,850
Changes in assets and liabilities	(3,219)	(1,796)
Cash provided by operating activities	2,505	4,004
Investing activities:
Capital expenditures	(1,585)	(2,595)
Purchase of investments	(107)	(75)
Proceeds from sale of investments	52	—
Proceeds from asset dispositions and other	34	62
Cash used in investing activities	(1,606)	(2,608)
Financing activities:
Principal payments on debt	(47)	(94)
Proceeds from stock issuances	440	211
Dividends paid	(676)	(635)
Purchase of treasury stock	(2,020)	(1,000)
Other	(6)	—
Cash used in financing activities	(2,309)	(1,518)
Effect of exchange rate changes on cash	(62)	(5)
Net decrease in cash and cash equivalents	$(1,472)	$(127)
Cash and cash equivalents at the end of period	$5,029	$6,729

Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.5 billion in the first half of 2025 primarily due to working capital changes driven by a decrease in accrued incentive compensation and other liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable from the first half of 2024.

Cash Used in Investing Activities. Capital expenditures decreased during the first half of 2025 primarily due to decreased spending on aircraft and related equipment. See “Capital Resources” for a discussion of capital expenditures during 2025.

Financing Activities. We repurchased an aggregate of $1.0 billion of our common stock through ASR transactions with two banks and open market purchases during the second quarter of 2025. During the first half of 2025, we repurchased 7.1 million shares of FedEx common stock through ASR transactions and open market purchases at an average price of $283.13 per share for a total of $2.0 billion. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

CAPITAL RESOURCES

Our operations are capital intensive, characterized by significant investments in aircraft, package handling and sort equipment, technology, vehicles and trailers, and facilities. The amount and timing of capital investments depend on various factors, including pre-existing contractual commitments, anticipated volume growth, domestic and international economic conditions, new or enhanced services, geographical expansion of services, availability of satisfactory financing, and actions of regulatory authorities.

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30 (in millions):

	Three Months Ended		Six Months Ended		Percent Change
	2024	2023	2024	2023	Three Months Ended	Six Months Ended
Aircraft and related equipment	$82	$601	$263	$1,155	(86)	(77)
Package handling and ground support equipment	213	209	410	427	2	(4)
Information technology	106	142	259	295	(25)	(12)
Vehicles and trailers	184	129	274	296	43	(7)
Facilities and other	233	224	379	422	4	(10)
Total capital expenditures	$818	$1,305	$1,585	$2,595	(37)	(39)

Federal Express segment	$598	$1,234	$1,301	$2,406	(52)	(46)
FedEx Freight segment	195	50	230	141	290	63
Other	25	21	54	48	19	13
Total capital expenditures	$818	$1,305	$1,585	$2,595	(37)	(39)

Capital expenditures decreased in the second quarter and first half of 2025 primarily due to decreased spending on aircraft and related equipment and vehicles and trailers at Federal Express, partially offset by increased spending on vehicles and trailers at FedEx Freight.

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

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of November 30, 2024 and May 31, 2024 (in millions):

	November 30, 2024	May 31, 2024
Current Assets	$9,615	$10,618
Intercompany Receivable	4,313	4,625
Total Assets	82,284	83,880
Current Liabilities	10,373	9,658
Intercompany Payable	—	—
Total Liabilities	51,878	52,551

The following table presents the summarized statement of income information for the six-month period ended November 30, 2024 (in millions):

Revenue	$31,852
Intercompany Charges, net	(2,074)
Operating Income	1,901
Intercompany Charges, net	115
Income Before Income Taxes	1,490
Net Income	$1,024

The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of November 30, 2024 and May 31, 2024 (in millions):

	November 30, 2024	May 31, 2024
Current Assets	$9,588	$4,473
Intercompany Receivable	1,112	7,399
Total Assets	71,290	62,900
Current Liabilities	9,492	5,958
Intercompany Payable	—	—
Total Liabilities	48,761	38,962

The following table presents the summarized statement of income information for the six-month period ended November 30, 2024 (in millions):

Revenue	$27,217
Intercompany Charges, net	(2,481)
Operating Income	1,302
Intercompany Charges, net	(29)
Income Before Income Taxes	1,501
Net Income	$1,143

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, and geopolitical conflicts. We held $5.0 billion in cash and cash equivalents at November 30, 2024 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. Beginning in the second half of 2025, we will incur costs and expenses related to the separation of FedEx Freight, which are expected to be significant but will not materially adversely affect our liquidity.

We repurchased an aggregate of $1.0 billion of our common stock in the second quarter of 2025 consisting of $730 million through ASR agreements with two banks and $273 million through open market repurchases. For the first half of 2025, we completed $2.0 billion in share repurchases. We expect to repurchase an additional $500 million of our common stock in 2025. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information.

Our cash and cash equivalents balance at November 30, 2024 includes $2.7 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

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

During the first half of 2025, we made voluntary contributions of $600 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We anticipate making $200 million of additional voluntary contributions during the remainder of 2025. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

On November 15, 2024, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on January 3, 2025 to stockholders of record as of the close of business on December 9, 2024. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. In connection with our one FedEx consolidation plan, we reevaluated the conclusion of our 2024 goodwill impairment tests as of June 1, 2024, and concluded that the estimated fair values of our reporting units with significant goodwill continued to exceed their carrying values. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of November 30, 2024, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “Trends Affecting Our Business,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Critical Accounting Estimates,” “Legal Proceedings,” and “Risk Factors” and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements, which are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA as well as protections afforded by other federal securities laws, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

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
•
our ability to successfully implement the planned tax-free full separation of the FedEx Freight business into a new publicly traded company and achieve the anticipated benefits of such transaction;
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
•
failure to remove costs related to services provided to the USPS under the contract for Federal Express to provide the USPS domestic transportation services, which expired on September 29, 2024;
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
•
any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting Federal Express employees); regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; trade (such as protectionist measures, tariffs, or restrictions on free trade); foreign exchange intervention in response to currency volatility; environmental (such as global climate change legislation); or postal rules;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 30, 2024, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2025, the U.S. dollar was weaker relative to the currencies of the foreign countries in which we operate, and the weaker dollar had a slightly positive effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2024 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2024, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The planned separation of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the separation, if completed, will achieve the intended financial and strategic benefits. On December 19, 2024, we announced our intention to separate FedEx Freight from our portfolio structure through the creation of a separate publicly traded company (“NewCo”). The planned separation is intended to be tax-free for FedEx’s U.S. stockholders for U.S. federal income tax purposes and is expected to be executed within the next 18 months. Completion of the planned separation is subject to the final approval of our Board of Directors and will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the receipt and continuing validity of a private letter ruling from the Internal Revenue Service (“IRS”) and/or favorable opinions of our U.S. tax advisors with respect to the tax-free nature of the transaction, the receipt of other regulatory and contractual approvals, and the availability of financing for NewCo on satisfactory terms. The proposed separation is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the separation or cause the separation to occur on terms or conditions that are different or less favorable than expected.

Whether or not we complete the separation, we may face significant challenges in connection with the transaction, including, without limitation:

•
the diversion of the attention of our Board of Directors and senior management from the pursuit of our business strategy and long-term planning and of our management and employees from day-to-day operations;
•
our ability to maintain NewCo’s continued support of our DRIVE transformation, Network 2.0, the redesign of the Federal Express international air network, and other strategic initiatives;
•
our ability to maintain operational, commercial, data and information technology, brand and intellectual property, human resources, finance, legal, sales, and marketing continuity where necessary between FedEx and NewCo;
•
the risk that if the IRS determines that certain steps of the planned separation do not qualify for tax-free treatment for U.S. federal income tax purposes, FedEx and its stockholders could incur significant tax liabilities;
•
costs and expenses related to the planned separation (which are expected to be significant), including costs related to commercial and operational dis-synergies; restructuring and other transaction expenses; expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure at NewCo; and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected;

•
retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties;
•
addressing employee issues so as to promote retention and motivation and maintain efficient and effective labor and employee relations;
•
obtaining any required regulatory licenses, operating authority, or contractual consents;
•
determining the appropriate allocations of assets and liabilities between FedEx and NewCo, as well as the terms governing the relationship between FedEx and NewCo following the separation; and
•
potential negative reactions from investors and other external stakeholders.

There can be no assurance that the separation, if completed, will achieve the intended financial and strategic benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) or provide greater value to our stockholders than that reflected in the current price of our common stock, or that the dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above. Changes in the stockholder base of FedEx and/or NewCo following the planned separation could also cause the price of either company’s common stock to fluctuate.

If the planned separation occurs, FedEx and NewCo will each be smaller, less diversified companies with more concentrated areas of focus. As a result, FedEx and NewCo may become more vulnerable to changing macroeconomic and market conditions; the results of operations, cash flows, effective tax rate, and other financial and operating metrics of each company may be subject to increased volatility; and the ability of each company to fund capital expenditures and investments, pay dividends, and service debt may be diminished.

To the extent challenges related to the planned separation of NewCo adversely affect our business, they may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business, results of operations, and the price of our common stock. Such risks include, but are not limited to, our ability to execute our DRIVE transformation, Network 2.0, and broader business strategy and effectively respond to changes in market dynamics and customer preferences; disruptions to our technology infrastructure, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack; our ability to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040; and our ability to maintain our strong reputation and the value of the FedEx brand.

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

We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Certain third parties host, process, or have access to information we maintain about our company, customers, employees, and vendors and/or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. A cyberattack has and may in the future defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. Certain third parties also have and may in the future experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. See “Failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx, could have a material adverse effect on our business and results of operations” under “Item 1A. Risk Factors” of our Annual Report for more information. The information systems of one of our third-party service providers recently experienced a security breach that resulted in unauthorized access to the third-party’s cloud environment, including certain systems that contained our data. To date this incident has not had a material adverse effect on our business or results of operations. However, there can be no assurance that this incident or similar events will not have such an effect in the future.

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

Furthermore, we are subject to an increasing number of cybersecurity compliance and reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business and results of operations. See “Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.” under “Item 1A. Risk Factors” of our Annual Report for additional information on risks related to legal and regulatory developments with respect to data protection.

We have invested and continue to invest in technology security initiatives, information-technology risk management, business continuity, and disaster recovery plans, including investments to retire and replace end-of-life systems. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly more frequent, intense, and sophisticated. Despite our efforts, we are not fully insulated from data breaches, technology disruptions, data loss, and cyber-fraud, which could adversely affect our competitiveness and results of operations. See “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended May 31, 2021 for information regarding the 2017 NotPetya cyberattack at TNT Express and immaterial cyber incidents we experienced in 2017 and 2018. Additionally, we and our third-party service providers, vendors, and suppliers have experienced repeated attempts by cyber criminals, some of which have been successful, to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer or franchisee accounts, and fraudulently sending e-mails to recipients purporting to be from FedEx. To date, none of these fraudulent cyber activities have caused a material disruption to our systems or resulted in any material costs to FedEx.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2025:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Sep. 1-30, 2024	3,253,763	$270.93	3,253,763	$3,061
Oct. 1-31, 2024	—	$—	—	$3,061
Nov. 1-30, 2024	443,010	$274.74	443,010	$3,061
Total	3,696,773		3,696,773	$3,061

In December 2021, our Board of Directors approved a stock repurchase program of up to $5.0 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock. As of May 31, 2024, $64 million remained available to be used for repurchases under the 2021 program.

As part of the 2021 and 2024 repurchase programs, we entered into accelerated share repurchase (“ASR”) transactions with two banks in September 2024 to repurchase an aggregate of $730 million of our common stock. During the second quarter of 2025, the ASR transactions were completed, and 2.7 million shares were delivered under the ASR agreements. Additionally, we repurchased 1.0 million shares for $273 million in the open market during the second quarter of 2025.

As of December 19, 2024, approximately $3.1 billion remained available to be used for repurchases under the 2024 stock repurchase program (no shares remain available to be used for repurchases under the 2021 stock repurchase program). Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information regarding the ASR transactions and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding our expected stock repurchases during the remainder of 2025.

Item 5. Other Information

During the quarter ended November 30, 2024, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

As previously disclosed, Mark R. Allen stepped down as Executive Vice President, General Counsel and Secretary of FedEx on September 23, 2024, and has served as Executive Vice President and Senior Advisor since September 24, 2024. On December 18, 2024, the FedEx Board of Directors approved the extension of Mr. Allen’s retirement date from December 31, 2024, to May 31, 2025, and Mr. Allen will remain employed by FedEx as Executive Vice President and Senior Advisor through his new retirement date. As previously disclosed, FedEx will provide Mr. Allen with security services, computer and communications support, and digital protection services through December 31, 2025. There were no changes to Mr. Allen’s compensation made as a result of the change in his retirement date.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act. As part of its intellectual property (“IP”) protection efforts, FedEx has obtained and maintains patents and trademarks in Iran. Periodically, FedEx pays renewal fees, through IP service providers located in Lebanon, to the Iran Intellectual Property

Office (“IIPO”) for these patents and trademarks and has sought to prosecute and defend such trademarks. On August 18, 2023, OFAC granted FedEx a specific license to make payments to IIPO at its account in Bank Melli, which was designated on November 5, 2018 by OFAC under its counterterrorism authority pursuant to Executive Order 13224. As authorized by OFAC’s specific license, in the quarter ended November 30, 2024, FedEx paid $160 to IIPO as part of its intellectual property protection efforts in Iran. FedEx plans to continue maintenance and payment of renewal fees to the IIPO, or any successor entity, pursuant to applicable OFAC licenses.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx.

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

*10.1

Seventeenth Amendment dated September 30, 2024 (but effective as of September 1, 2024) to the Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express Corporation.

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

FedEx Corporation

Date: December 19, 2024	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer