Form 10-Q
period 2025-02-28
FEDEX CORP
filed 2025-03-20
CIK 1048911

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 18, 2025
Common Stock, par value $0.10 per share	239,598,919

FEDEX CORPORATION

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS)

	February 28, 2025 (Unaudited)	May 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,135	$6,501
Receivables, less allowances of $725 and $775	10,230	10,087
Spare parts, supplies, and fuel, less allowances of $301 and $288	617	614
Prepaid expenses and other	1,232	1,005
Total current assets	17,214	18,207
PROPERTY AND EQUIPMENT, AT COST	86,565	84,391
Less accumulated depreciation and amortization	45,601	42,900
Net property and equipment	40,964	41,491
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,468	17,115
Goodwill	6,332	6,423
Other assets	4,065	3,771
Total other long-term assets	26,865	27,309
	$85,043	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2025 (Unaudited)	May 31, 2024
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$611	$68
Accrued salaries and employee benefits	2,601	2,673
Accounts payable	3,604	3,189
Operating lease liabilities	2,524	2,463
Accrued expenses	4,556	4,962
Total current liabilities	13,896	13,355
LONG-TERM DEBT, LESS CURRENT PORTION	19,530	20,135
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,308	4,482
Pension, postretirement healthcare, and other benefit obligations	1,664	2,010
Self-insurance accruals	3,914	3,701
Operating lease liabilities	14,366	15,053
Other liabilities	657	689
Total other long-term liabilities	24,909	25,935
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2025 and May 31, 2024	32	32
Additional paid-in capital	4,245	3,988
Retained earnings	39,754	38,649
Accumulated other comprehensive loss	(1,499)	(1,359)
Treasury stock, at cost; 78 million shares as of February 28, 2025 and 72 million shares as of May 31, 2024	(15,824)	(13,728)
Total common stockholders’ investment	26,708	27,582
	$85,043	$87,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024

REVENUE	$22,160	$21,738	$65,706	$65,584
OPERATING EXPENSES:
Salaries and employee benefits	7,879	7,693	23,543	23,311
Purchased transportation	5,634	5,345	16,409	15,776
Rentals and landing fees	1,178	1,145	3,507	3,434
Depreciation and amortization	1,066	1,072	3,207	3,183
Fuel	889	1,140	2,911	3,569
Maintenance and repairs	783	804	2,443	2,482
Business optimization costs	179	114	633	364
Other	3,260	3,182	9,629	9,461
	20,868	20,495	62,282	61,580
OPERATING INCOME	1,292	1,243	3,424	4,004
OTHER (EXPENSE) INCOME:
Interest, net	(116)	(91)	(302)	(279)
Other retirement plans, net	50	40	149	120
Other, net	(45)	(9)	(53)	(37)
	(111)	(60)	(206)	(196)
INCOME BEFORE INCOME TAXES	1,181	1,183	3,218	3,808
PROVISION FOR INCOME TAXES	272	304	774	951
NET INCOME	$909	$879	$2,444	$2,857
EARNINGS PER COMMON SHARE:
Basic	$3.79	$3.55	$10.09	$11.43
Diluted	$3.76	$3.51	$9.99	$11.31
DIVIDENDS DECLARED PER COMMON SHARE	$1.38	$1.26	$5.52	$3.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
NET INCOME	$909	$879	$2,444	$2,857
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit/(expense) of $2 and $0 in 2025 and $2 and $3 in 2024	17	(39)	(135)	(39)
Prior service credit arising during period, net of tax (expense) of $0 and ($11) in 2024	—	—	—	36
Amortization of prior service credit, net of tax benefit of $1 and $2 in 2025 and $0 and $0 in 2024	(1)	(2)	(5)	(5)
	16	(41)	(140)	(8)
COMPREHENSIVE INCOME	$925	$838	$2,304	$2,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(IN MILLIONS)

	Nine Months Ended
	February 28, 2025	February 29, 2024
Operating Activities:
Net income	$2,444	$2,857
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,207	3,183
Provision for uncollectible accounts	382	323
Other noncash items including leases and deferred income taxes	2,353	2,141
Stock-based compensation	116	130
Business optimization costs, net of payments	114	(50)
Changes in assets and liabilities:
Receivables	(692)	(110)
Other assets	(68)	(119)
Accounts payable and other liabilities	(3,383)	(2,711)
Other, net	44	(30)
Cash provided by operating activities	4,517	5,614
Investing Activities:
Capital expenditures	(2,582)	(3,974)
Purchase of investments	(197)	(110)
Proceeds from sale of investments	77	24
Proceeds from asset dispositions and other	42	94
Cash used in investing activities	(2,660)	(3,966)
Financing Activities:
Principal payments on debt	(89)	(143)
Proceeds from stock issuances	472	265
Dividends paid	(1,008)	(949)
Purchases of common stock	(2,517)	(2,000)
Other	(30)	(7)
Cash used in financing activities	(3,172)	(2,834)
Effect of exchange rate changes on cash	(51)	(26)
Net decrease in cash and cash equivalents	(1,366)	(1,212)
Cash and cash equivalents at beginning of period	6,501	6,856
Cash and cash equivalents at end of period	$5,135	$5,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT

(UNAUDITED)

(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28, 2025	February 29, 2024	February 28, 2025	February 29, 2024
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	4,165	3,849	3,988	3,769
Purchases of common stock	—	4	(21)	(30)
Issuance of treasury stock for acquisition	42	—	42	—
Employee incentive plans and other	38	45	236	159
Ending Balance	4,245	3,898	4,245	3,898
Retained Earnings
Beginning Balance	39,175	36,605	38,649	35,259
Net Income	909	879	2,444	2,857
Cash dividends declared ($1.38, $1.26, $5.52, and $3.78 per share)	(330)	(310)	(1,339)	(942)
Ending Balance	39,754	37,174	39,754	37,174
Accumulated Other Comprehensive Loss
Beginning Balance	(1,515)	(1,294)	(1,359)	(1,327)
Other comprehensive (loss)/income, net of tax benefit/(expense) of $3, $2, $2, and ($8)	16	(41)	(140)	(8)
Ending Balance	(1,499)	(1,335)	(1,499)	(1,335)
Treasury Stock
Beginning Balance	(15,397)	(12,426)	(13,728)	(11,645)
Purchases of common stock (1.8, 4.1, 8.9, and 8.0 million shares)	(500)	(1,011)	(2,495)	(1,985)
Issuance of treasury stock for acquisition	48	—	48	—
Employee incentive plans and other (0.2, 0.3, 2.6, and 1.8 million shares)	25	43	351	236
Ending Balance	(15,824)	(13,394)	(15,824)	(13,394)
Total Common Stockholders’ Investment Balance	$26,708	$26,375	$26,708	$26,375

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

In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and is expected to be completed by June 2026.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2025, and the results of our operations for the three- and nine-month periods ended February 28, 2025 and February 29, 2024, cash flows for the nine-month periods ended February 28, 2025 and February 29, 2024, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2025 and February 29, 2024. Operating results for the three- and nine-month periods ended February 28, 2025 are not necessarily indicative of the results that may be expected for the year ending May 31, 2025.

In January 2025, the Board of Directors approved a change in FedEx’s fiscal year end from May 31 to December 31. The fiscal year change will be effective June 1, 2026. Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2025 or ended May 31 of the year referenced and comparisons are to the corresponding period of the prior year.

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

Gross contract assets related to in-transit shipments totaled $670 million and $672 million at February 28, 2025 and May 31, 2024, respectively. Contract assets net of deferred unearned revenue were $493 million and $463 million at February 28, 2025 and May 31, 2024, respectively. Contract assets are included within “Receivables” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $23 million and $23 million at February 28, 2025 and May 31, 2024, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets.

Disaggregation of Revenue. The following table provides revenue by service type (in millions) for the three- and nine-month periods ended February 28, 2025 and February 29, 2024. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority	$2,646	$2,595	$7,800	$7,873
U.S. deferred	1,386	1,316	3,736	3,710
U.S. ground	8,986	8,363	25,298	24,805
Total U.S. domestic package revenue	13,018	12,274	36,834	36,388
International priority	2,097	2,317	6,534	7,034
International economy	1,465	1,107	4,413	3,407
Total international export package revenue	3,562	3,424	10,947	10,441
International domestic(1)	1,078	1,139	3,380	3,492
Total package revenue	17,658	16,837	51,161	50,321
Freight:
U.S.	286	641	1,238	1,795
International priority	551	520	1,717	1,641
International economy	470	438	1,462	1,380
Total freight revenue	1,307	1,599	4,417	4,816
Other	216	236	749	734
Total Federal Express segment	19,181	18,672	56,327	55,871
FedEx Freight segment	2,089	2,205	6,595	7,042
Other and eliminations(2)	890	861	2,784	2,671
	$22,160	$21,738	$65,706	$65,584
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

STOCK-BASED COMPENSATION. We have three types of equity-based compensation: stock options, restricted stock, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $31 million for the three-month period ended February 28, 2025 and $116 million for the nine-month period ended February 28, 2025. Our stock-based compensation expense was $34 million for the three-month period ended February 29, 2024 and $130 million for the nine-month period ended February 29, 2024. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.

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

In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact approximately 1,500 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. In the nine-month period ended February 28, 2025, we incurred $220 million of costs related to this plan. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $300 million in cash expenditures. These charges are expected to be incurred through fiscal year 2026 and will be classified as business optimization expenses.

We incurred costs associated with our business optimization activities, including the workforce reduction plan in Europe, of $179 million ($137 million, net of tax, or $0.56 per diluted share) in the three-month period ended February 28, 2025 and $633 million ($484 million, net of tax, or $1.98 per diluted share) in the nine-month period ended February 28, 2025. These costs were primarily related to severance and professional services and are included in Federal Express and Corporate, other, and eliminations. We recognized $114 million ($87 million, net of tax, or $0.35 per diluted share) in the three-month period ended February 29, 2024 and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine-month period ended February 29, 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

FEDEX FREIGHT SPIN-OFF COSTS. We incurred costs related to the planned spin-off of FedEx Freight of $23 million ($17 million, net of tax, or $0.07 per diluted share) in the third quarter of 2025. These costs consist of $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 4 below which is included in interest, net and $5 million of professional fees which is included in other. We did not incur any FedEx Freight spin-off costs in the first half of 2025 or in the three or nine months of 2024.

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

As of February 28, 2025, we had €153 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.

As of February 28, 2025, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $18 million and $13 million, respectively. As of May 31, 2024, the fair value of the swaps classified as assets and liabilities was $8 million and $14 million, respectively. We record all derivatives on the balance sheet at fair value within either “Prepaid expenses and other” or “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets. For debt and foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in “Accumulated other comprehensive loss” (“AOCL”) as part of the cumulative translation adjustment. The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves, and are classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.

As of February 28, 2025, our net investment hedges remain effective.

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

Amounts due to our suppliers that participate in the SCF programs are included in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of February 28, 2025 and May 31, 2024, suppliers have been approved to sell to them $87 million and $94 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the nine-month period ended February 28, 2025 is presented below (in millions):

Confirmed obligations outstanding at beginning of period	$94
Invoices confirmed during the period	457
Confirmed invoices paid during the period	(460)
Currency translation adjustments	(4)
Confirmed obligations outstanding at end of period	$87

RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.

Accounting Standards Not Yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), and in December 2022 subsequently issued ASU 2022-06, to temporarily ease the potential burden in accounting for reference rate reform. The standards provide optional expedients and exceptions for applying accounting principles generally accepted in the United States to existing contracts, hedging relationships, and other transactions affected by reference rate reform. The standards apply only to contracts and hedging relationships that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate to be discontinued because of reference rate reform. The standards were effective upon issuance and can generally be applied through December 31, 2024. While there has been no material effect to our financial condition, results of operations, or cash flows from reference rate reform as of February 28, 2025, we continue to monitor our contracts and transactions for potential application of these ASUs.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. The update will be effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2024. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

In March 2024, the SEC adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules were originally scheduled to be effective for annual periods beginning in calendar 2025. In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges and in February 2025 requested that the court not schedule the matter for argument in order to allow time for the SEC to determine appropriate next steps. We are assessing the effect of the new rules on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

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

Equity securities totaled $447 million and $360 million at February 28, 2025 and May 31, 2024, respectively. Equity securities are recorded within “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

Debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Debt securities are Level 2 within the fair value hierarchy. Realized gains and losses on available-for-sale debt securities are included in net income, while unrealized gains and losses, net of tax, are included in AOCL in the accompanying unaudited condensed consolidated balance sheets.

Debt securities totaled $72 million and $77 million at February 28, 2025 and May 31, 2024, respectively. Debt securities are recorded within “Prepaid expenses and other” in the accompanying unaudited condensed consolidated balance sheets.

TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5.0 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock. As of May 31, 2024, $64 million remained available to be used for repurchases under the 2021 program.

During the three-month period ended February 28, 2025, 1.8 million shares were repurchased through open market transactions at an average price of $276.26 per share for a total of $497 million. During the nine-month period ended February 28, 2025, we repurchased 8.9 million shares of FedEx common stock through accelerated share repurchase (“ASR”) and open market transactions at an average price of $281.74 per share for a total of $2.5 billion. As of February 28, 2025, $2.6 billion remained available to use for repurchases under the 2024 stock repurchase program.

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

During the nine-month period ended February 29, 2024, 8.0 million shares were repurchased at an average price of $250.95 per share for a total of $2.0 billion.

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

DIVIDENDS DECLARED PER COMMON SHARE. On February 14, 2025, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on April 1, 2025 to stockholders of record as of the close of business on March 10, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

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

Credit losses were $132 million for the three-month period ended February 28, 2025 and $382 million for the nine-month period ended February 28, 2025. Credit losses were $106 million for the three-month period ended February 29, 2024 and $323 million for the nine-month period ended February 29, 2024. Our allowance for credit losses was $415 million at February 28, 2025 and $436 million at May 31, 2024.

NOTE 3: Accumulated Other Comprehensive Loss

The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28, 2025 and February 29, 2024 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Foreign currency translation loss:
Balance at beginning of period	$(1,574)	$(1,362)	$(1,422)	$(1,362)
Translation adjustments	17	(39)	(135)	(39)
Balance at end of period	(1,557)	(1,401)	(1,557)	(1,401)
Retirement plans adjustments:
Balance at beginning of period	59	68	63	35
Prior service credit arising during period	—	—	—	36
Reclassifications from AOCL	(1)	(2)	(5)	(5)
Balance at end of period	58	66	58	66
AOCL at end of period	$(1,499)	$(1,335)	$(1,499)	$(1,335)

NOTE 4: Financing Arrangements

We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at February 28, 2025. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of February 28, 2025, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.

The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.8 at February 28, 2025. Additional information on the financial covenant can be found in our Annual Report.

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

Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $19.6 billion at February 28, 2025 and $19.8 billion at May 31, 2024, compared with estimated fair values of $17.5 billion at February 28, 2025 and $17.5 billion at May 31, 2024. The annualized weighted-average interest rate on long-term debt was 3.5% at February 28, 2025. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.

DEBT EXCHANGE OFFERS AND CONSENT SOLICITATIONS. In January 2025, in connection with the planned separation of FedEx Freight, we commenced offers to exchange any and all of $16.2 billion of FedEx’s outstanding senior notes (22 series in total) for new notes to be issued by FedEx. Concurrently with the exchange offers, we also solicited consents from eligible holders of such notes to adopt certain proposed amendments to each of the indentures governing such notes to provide for the automatic and unconditional release and discharge of the guarantee of FedEx Freight with respect to that series of notes at the time FedEx Freight ceases to be a subsidiary of FedEx in connection with the planned separation (the “Proposed Amendments”).

We completed the exchange offers and consent solicitations in February 2025. An aggregate of $10.7 billion principal amount of U.S. dollar-denominated notes and €940 million principal amount of euro-denominated notes were validly tendered and not properly withdrawn, and the requisite consents were received to adopt the Proposed Amendments with respect to an aggregate of $15.9 billion principal amount of our outstanding senior notes (21 of the 22 series in scope). The new notes issued in connection with the exchange offer have the same interest rate, interest payment dates, maturity date, and optional redemption provisions as the corresponding series of existing notes; provided that (a) the methodology for calculating any make-whole redemption price for the USD-denominated notes will reflect the SIFMA model provisions and (b) FedEx will be permitted to deliver notices of redemption that are subject to one or more conditions precedent with respect to the notes.

NOTE 5: ACQUISITIONS

On February 4, 2025, we acquired RouteSmart Technologies, Inc. (“RouteSmart”), a global leader in route planning and optimization solutions, for $113 million in FedEx common shares from treasury stock and cash from operations. The majority of the purchase price was allocated to intangible assets and goodwill. The financial results of RouteSmart are included in the FedEx Dataworks operating segment under “Corporate, other and eliminations” from the date of acquisition and were not material to our results of operations or financial condition; therefore, pro forma financial information has not been provided.

NOTE 6: Computation of Earnings Per Share

The calculation of basic and diluted earnings per common share for the periods ended February 28, 2025 and February 29, 2024 was as follows (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Basic earnings per common share:
Net earnings allocable to common shares(1)	$908	$878	$2,441	$2,853
Weighted-average common shares	240	247	242	249
Basic earnings per common share	$3.79	$3.55	$10.09	$11.43
Diluted earnings per common share:
Net earnings allocable to common shares(1)	$908	$878	$2,441	$2,853
Weighted-average common shares	240	247	242	249
Dilutive effect of share-based awards	2	3	2	3
Weighted-average diluted shares	242	250	244	252
Diluted earnings per common share	$3.76	$3.51	$9.99	$11.31
Anti-dilutive options excluded from diluted earnings per common share	4.1	6.3	4.1	6.3
(1)
Net earnings available to participating securities were $1 million and $1 million for the three-month periods ended February 28, 2025 and February 29, 2024, respectively, and $3 million and $4 million for the nine-month periods ended February 28, 2025 and February 29, 2024, respectively.

NOTE 7: Retirement Plans

We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28, 2025 and February 29, 2024 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Defined benefit pension plans	$69	$92	$209	$274
Defined contribution plans	278	240	853	722
Postretirement healthcare plans	22	20	65	64
	$369	$352	$1,127	$1,060

Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2025 and February 29, 2024 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Service cost	$125	$136	$9	$9	$6	$7
Other retirement plans expense (income):
Interest cost	361	341	10	10	17	15
Expected return on plan assets	(430)	(400)	(4)	(2)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	(1)	(2)
	(71)	(61)	6	8	16	13
Net periodic benefit cost	$54	$75	$15	$17	$22	$20

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Service cost	$374	$408	$29	$29	$19	$21
Other retirement plans expense (income):
Interest cost	1,085	1,022	32	32	49	45
Expected return on plan assets	(1,290)	(1,199)	(16)	(13)	—	—
Amortization of prior service credit and other	(6)	(5)	1	—	(3)	(2)
	(211)	(182)	17	19	46	43
Net periodic benefit cost	$163	$226	$46	$48	$65	$64

For 2025, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $800 million to our U.S. Pension Plan during the nine-month period ended February 28, 2025.

NOTE 8: Business Segment Information

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

The following table provides a reconciliation of reportable segment revenue and operating income (loss) to our unaudited condensed consolidated financial statement totals for the periods ended February 28, 2025 and February 29, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Revenue:
Federal Express segment	$19,181	$18,672	$56,327	$55,871
FedEx Freight segment	2,089	2,205	6,595	7,042
Other and eliminations	890	861	2,784	2,671
	$22,160	$21,738	$65,706	$65,584
Operating income (loss):
Federal Express segment	$1,294	$1,173	$3,299	$3,514
FedEx Freight segment	261	341	1,012	1,314
Corporate, other, and eliminations	(263)	(271)	(887)	(824)
	$1,292	$1,243	$3,424	$4,004

The following table provides a reconciliation of reportable segment assets to our unaudited condensed consolidated financial statement totals as of the periods presented (in millions):

	February 28, 2025 (Unaudited)	May 31, 2024
Total assets:
Federal Express segment	$72,252	$73,259
FedEx Freight segment	12,479	11,615
Corporate, other, and eliminations	312	2,133
	$85,043	$87,007

NOTE 9: Commitments

As of February 28, 2025, our purchase commitments under various contracts for the remainder of 2025 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2025 (remainder)	$429	$192	$621
2026	925	800	1,725
2027	278	560	838
2028	587	395	982
2029	393	323	716
Thereafter	1,258	100	1,358
Total	$3,870	$2,370	$6,240

(1) Primarily software and advertising.

The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of February 28, 2025, we had $594 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying unaudited condensed consolidated balance sheets. Aircraft and related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2025 with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2025 (remainder)	5	1	2	2	10
2026	18	6	7	—	31
2027	—	—	—	—	—
2028	—	4	—	2	6
2029	—	4	—	—	4
Thereafter	—	2	—	—	2
Total	23	17	9	4	53

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of February 28, 2025 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2025 (remainder)	$32	$603	$635	$13	$648
2026	125	3,065	3,190	57	3,247
2027	124	2,684	2,808	56	2,864
2028	124	2,338	2,462	56	2,518
2029	117	1,959	2,076	53	2,129
Thereafter	138	9,179	9,317	655	9,972
Total lease payments	660	19,828	20,488	890	21,378
Less imputed interest	(73)	(3,525)	(3,598)	(328)	(3,926)
Present value of lease liability	$587	$16,303	$16,890	$562	$17,452

While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.

As of February 28, 2025, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $0.9 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from 2025 to 2027.

In March 2025, Federal Express exercised options to purchase eight B777F aircraft, three of which are expected to be delivered in calendar year 2026 and five of which are expected to be delivered in calendar year 2027.

NOTE 10: Contingencies

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

FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleged compensatory and punitive damages against FedEx Ground for negligence and gross negligence, hiring and retention, as well as negligent entrustment. The service provider and driver were also named as defendants in the lawsuit. In February 2025, we reached an agreement to settle the lawsuit for an amount below the previously established immaterial accrual. The accrual now reflects the amount of the settlement.

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

Environmental Matters. SEC regulations require us to disclose certain information about proceedings arising under federal, state, or local environmental provisions involving a governmental authority as a party if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, FedEx uses a threshold of $1 million or more for purposes of determining whether disclosure of any such proceedings is required. Applying this threshold, there are no environmental matters required to be disclosed for this period.

NOTE 11: Supplemental Cash Flow Information

Cash paid for interest expense and income taxes for the nine-month periods ended February 28, 2025 and February 29, 2024 was as follows (in millions):

	2025	2024
Cash payments for:
Interest (net of capitalized interest)	$582	$538
Income taxes	$1,223	$1,265
Income tax refunds received	(26)	(97)
Cash tax payments/(refunds), net	$1,197	$1,168

Noncash investing and financing activities for the nine-month periods ended February 28, 2025 and February 29, 2024 was as follows (in millions):

	2025	2024
Assets obtained in exchange for finance lease obligations	$167	$10
Shares of common stock issued from treasury stock for acquisition	$90	$—

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

FedEx Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 28, 2025, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2025 and February 29, 2024, the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2025 and February 29, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

March 20, 2025

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

In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026. See Part II, Item 1A. “Risk Factors – The planned spin-off of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial and strategic benefits.”

In January 2025, the Board of Directors approved a change in FedEx’s fiscal year end from May 31 to December 31. The fiscal year change will be effective June 1, 2026.

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

Macroeconomic Conditions

While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened business conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight, negatively affecting our results in the third quarter and nine months of 2025. Additionally, the U.S. presidential administration is in the process of significantly increasing the rates and broadening the scope of tariffs imposed on goods imported into the U.S. In response, several foreign governments have imposed new tariffs on certain goods imported from the U.S., and additional retaliatory measures against U.S. goods are expected. These or additional changes in U.S. or international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry.

Inflation and Interest Rates

During the third quarter and nine months of 2025, global inflation decelerated year-over-year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our priority services, as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results of operations for the remainder of 2025. The changes in trade policy discussed above under “Macroeconomic Conditions” could exacerbate global inflation.

Fuel

We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the third quarter and nine months of 2025, lower fuel prices negatively affected yields through lower fuel surcharges at FedEx Freight and reduced fuel expense at both of our transportation segments.

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

CONSOLIDATED RESULTS

The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue	$22,160	$21,738	2		$65,706	$65,584	—
Operating income (loss):
Federal Express segment	1,294	1,173	10		3,299	3,514	(6)
FedEx Freight segment	261	341	(23)		1,012	1,314	(23)
Corporate, other, and eliminations	(263)	(271)	3		(887)	(824)	(8)
Consolidated operating income	1,292	1,243	4		3,424	4,004	(14)
Operating margin:
Federal Express segment	6.7%	6.3%	40	bp	5.9%	6.3%	(40)	bp
FedEx Freight segment	12.5%	15.5%	(300)	bp	15.3%	18.7%	(340)	bp
Consolidated operating margin	5.8%	5.7%	10	bp	5.2%	6.1%	(90)	bp
Consolidated net income	$909	$879	3		$2,444	$2,857	(14)
Diluted earnings per share	$3.76	$3.51	7		$9.99	$11.31	(12)

	Year-over-Year Changes
	Revenue		Operating Income (Loss)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Federal Express segment	$509	$456	$121	$(215)
FedEx Freight segment	(116)	(447)	(80)	(302)
Corporate, other, and eliminations	29	113	8	(63)
	$422	$122	$49	$(580)

Overview

Operating income increased 4% in the third quarter and decreased 14% in the nine months of 2025. Operating income for the third quarter and nine months of 2025 was positively affected by continued savings related to DRIVE, increased transportation segment base yields, and higher demand for U.S. ground and international export package services. Our DRIVE initiatives for the nine months of 2025 included the continued transformation of our structural network, improving the efficiency of our information technology and back-office functions, optimizing operations in Europe, and increasing linehaul efficiencies. Operating income for the third quarter and nine months of 2025 was negatively affected by increased purchased transportation and wage rates, the expiration of our contract with the U.S. Postal Service (“USPS”), higher business optimization costs, and lower fuel surcharges at FedEx Freight. The results for the nine months of 2025 were also negatively affected by one fewer operating day.

Operating income includes expenses of $179 million ($137 million, net of tax, or $0.56 per diluted share) in the third quarter and $633 million ($484 million, net of tax, or $1.98 per diluted share) in the nine months of 2025 associated with our business optimization strategy to drive efficiency and lower our overhead and support costs. We recognized $114 million ($87 million, net of tax, or $0.35 per diluted share) of expenses in the third quarter and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine months of 2024 under this program. See the “Business Optimization Costs” section of this MD&A for more information.

Operating income includes net expenses of $38 million ($29 million, net of tax, or $0.12 per diluted share) in the third quarter of 2025 for international regulatory and legacy FedEx Ground legal matters.

We incurred costs related to the planned spin-off of FedEx Freight of $23 million ($17 million, net of tax, or $0.07 per diluted share) in the third quarter of 2025. These costs consist of $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 4 of the accompanying unaudited condensed consolidated financial statements which is included in interest, net and $5 million of professional fees which is included in other. We did not incur any FedEx Freight spin-off costs in the first half of 2025 or in the three or nine months of 2024.

We repurchased an aggregate of $497 million of our common stock through open market transactions during the third quarter of 2025. During the nine-month period ended February 28, 2025, we repurchased 8.9 million shares of FedEx common stock through accelerated share repurchase (“ASR”) and open market transactions at an average price of $281.74 per share for a total of $2.5 billion. Share repurchases had a benefit of $0.12 per diluted share for the third quarter and $0.21 per diluted share for the nine months of 2025. As of February 28, 2025, $2.6 billion remained available to be used for repurchases under the 2024 stock repurchase program.

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

Revenue

Revenue increased 2% in the third quarter and was flat in the nine months of 2025 primarily due to base yield improvement at both of our transportation segments and higher volume at Federal Express, offset by lower volume and fuel surcharges at FedEx Freight and unfavorable currency exchange rates. The increases in revenue during the nine months of 2025 were also offset by one fewer operating day at both of our transportation segments and reduced demand surcharges at Federal Express.

Federal Express segment revenue increased 3% in the third quarter and 1% in the nine months of 2025 primarily due to increased deferred and U.S. ground package volume and improved base yields, offset by lower priority package volume, the expiration of our contract with the USPS on September 29, 2024, and unfavorable currency exchange rates. Federal Express revenue for the nine months of 2025 was also negatively affected by one fewer operating day and reduced demand surcharges. FedEx Freight revenue decreased 5% in the third quarter and 6% in the nine months of 2025 primarily due to lower shipments, fuel surcharges, and weight per shipment, partially offset by base yield improvement. FedEx Freight revenue for the nine months of 2025 was also negatively affected by one fewer operating day. Revenue at Corporate, other, and eliminations increased in the third quarter and nine months of 2025 primarily due to higher yields and volume at FedEx Logistics, Inc. (“FedEx Logistics”).

Operating Expenses

The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2025	2024	Change	2025	2024	Change
Operating expenses:
Salaries and employee benefits	$7,879	$7,693	2	$23,543	$23,311	1
Purchased transportation	5,634	5,345	5	16,409	15,776	4
Rentals and landing fees	1,178	1,145	3	3,507	3,434	2
Depreciation and amortization	1,066	1,072	(1)	3,207	3,183	1
Fuel	889	1,140	(22)	2,911	3,569	(18)
Maintenance and repairs	783	804	(3)	2,443	2,482	(2)
Business optimization costs	179	114	57	633	364	74
Other	3,260	3,182	2	9,629	9,461	2
Total operating expenses	20,868	20,495	2	62,282	61,580	1
Operating income	$1,292	$1,243	4	$3,424	$4,004	(14)

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	35.6%	35.4%	35.8%	35.5%
Purchased transportation	25.4	24.6	25.0	24.1
Rentals and landing fees	5.3	5.3	5.3	5.2
Depreciation and amortization	4.8	4.9	4.9	4.9
Fuel	4.0	5.3	4.4	5.4
Maintenance and repairs	3.6	3.7	3.7	3.8
Business optimization costs	0.8	0.5	1.0	0.6
Other	14.7	14.6	14.7	14.4
Total operating expenses	94.2	94.3	94.8	93.9
Operating margin	5.8%	5.7%	5.2%	6.1%

Operating income increased 4% in the third quarter and decreased 14% in the nine months of 2025. Operating income for the third quarter and nine months of 2025 was positively affected by continued savings related to DRIVE, increased transportation segment base yields, and higher demand for U.S. ground and international export package services. Operating income for the third quarter and nine months of 2025 was negatively affected by increased purchased transportation and wage rates, the expiration of our contract with the USPS, higher business optimization costs, and lower fuel surcharges at FedEx Freight. The results for the nine months of 2025 were also negatively affected by one fewer operating day.

Purchased transportation expense increased 5% in the third quarter and 4% in the nine months of 2025 primarily due to higher rates as well as an increase in commercial linehaul to support international economy volume growth and network changes, partially offset by savings from our DRIVE initiatives, lower fuel prices, and favorable currency exchange rates. Purchased transportation also increased in the third quarter of 2025 due to higher U.S. ground volume. Salaries and employee benefits expense increased 2% in the third quarter and 1% in the nine months of 2025 primarily due to an increase in wage rates, increased staffing to align with higher volume, and an increase in retirement benefits due to changes in our deferred contribution plan that increased the number of eligible employees at Federal Express, partially offset by savings from our DRIVE initiatives and favorable currency exchange rates. Variable incentive compensation had a negative effect on salaries and employee benefits expense for the third quarter and a positive effect for the nine months of 2025. Other operating expenses increased 2% in both the third quarter and nine months of 2025 primarily due to an increase in self-insurance accruals. Fuel expense decreased 22% in the third quarter and 18% in the nine months of 2025 primarily due to a decrease in fuel prices and usage.

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

In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact approximately 1,500 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be between $125 million and $175 million on an annualized basis beginning in 2027.

We incurred business optimization costs, including the workforce reduction plan in Europe, of $179 million ($137 million, net of tax, or $0.56 per diluted share) in the third quarter and $633 million ($484 million, net of tax, or $1.98 per diluted share) in the nine months of 2025. These costs were primarily related to professional services and severance and are included in Federal Express and Corporate, other, and eliminations. We incurred business optimization costs of $114 million ($87 million, net of tax, or $0.35 per diluted share) in the third quarter and $364 million ($278 million, net of tax, or $1.10 per diluted share) in the nine months of 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to our workforce reduction plan in Europe to range from $250 million to $300 million in cash expenditures through 2026. In the nine months of 2025, we incurred $220 million of costs related to this plan. We expect the aggregate pre-tax cost of our business optimization activities to be approximately $1.7 billion through 2025. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans. The identification of costs as business optimization-related expenditures is subject to our disclosure controls and procedures.

FedEx Freight Spin-Off Costs

We incurred costs related to the planned spin-off of FedEx Freight of $23 million ($17 million, net of tax, or $0.07 per diluted share) in the third quarter of 2025. These costs are included in Corporate, other, and eliminations and consist of $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 4 of the accompanying unaudited condensed consolidated financial statements which is included in interest, net and $5 million of professional fees which is included in other. We did not incur any FedEx Freight spin-off costs in the first half of 2025 or in the three or nine months of 2024.

Income Taxes

Our effective tax rate was 23.0% for the third quarter and 24.1% for the nine months of 2025, compared to 25.7% for the third quarter and 25.0% for the nine months of 2024. The third quarter 2025 tax rate was favorably impacted by a net tax benefit of $46 million arising primarily from changes in our corporate legal entity structure and revisions of prior year estimates for actual tax return results.

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

During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on foreign earnings not repatriated, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit seeks to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $226 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. On February 13, 2025, the District Court ruled again in our favor with regard to a new argument raised by the U.S. government. We continue to work towards obtaining a final judgment for the applicable refund amounts due to the regulation being invalid. Once the District Court enters a final judgment, the U.S. government could file an appeal with the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

Outlook

In the remainder of 2025, we expect revenue to continue to be pressured by macroeconomic conditions, including uncertainty related to international trade, negatively affecting customer demand and constraining yield growth. We anticipate a continued mix shift to deferred services offerings to negatively affect results. We will continue to execute on our DRIVE program initiatives focused on reducing our permanent cost structure, aligning our cost base with demand, and increasing the flexibility of our network. We will also continue to execute on our revenue quality strategy and pursue profitable revenue growth opportunities to mitigate the impact of the service mix shift on our yield as well as base yield pressures through surcharge management and optimizing our customer mix. We expect the benefits from DRIVE and revenue quality initiatives to be partially offset by expense headwinds related to higher global inflation, the unfavorable effect of the expiration in September 2024 of the contract for Federal Express to provide the USPS U.S. domestic transportation services, and one fewer operating day in the fourth quarter.

See the “Business Optimization Costs” section of this MD&A for additional information on our DRIVE program, workforce reduction plan in Europe, and other cost savings initiatives.

Our capital expenditures for 2025 are expected to be approximately $4.9 billion, $0.3 billion lower than 2024, as we continue to reduce our capital intensity relative to revenue. Aircraft spend is expected to decline, partially offset by increased investments in network optimization and modernization of our facilities.

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

The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, developments in international trade, and the effects these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2025 inherently less certain. See “Item 1A. Risk Factors” for more information.

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

Operating results in Corporate, other, and eliminations improved in the third quarter and declined in the nine months of 2025. Increased business optimization costs and outside service contracts expense at FedEx Dataworks were partially offset by lower salaries and employee benefits expense at FedEx Office in both the third quarter and nine months of 2025. FedEx Logistics results also improved in the third quarter of 2025 primarily due to higher revenue and lower salaries and employee benefits expense and other operating expense, which were partially offset by higher purchased transportation expense.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the third quarter and nine months of 2025 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDERAL EXPRESS SEGMENT

Federal Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue:
Package:
U.S. priority	$2,646	$2,595	2		$7,800	$7,873	(1)
U.S. deferred	1,386	1,316	5		3,736	3,710	1
U.S. ground	8,986	8,363	7		25,298	24,805	2
Total U.S. domestic package revenue	13,018	12,274	6		36,834	36,388	1
International priority	2,097	2,317	(9)		6,534	7,034	(7)
International economy	1,465	1,107	32		4,413	3,407	30
Total international export package revenue	3,562	3,424	4		10,947	10,441	5
International domestic(1)	1,078	1,139	(5)		3,380	3,492	(3)
Total package revenue	17,658	16,837	5		51,161	50,321	2
Freight:
U.S.	286	641	(55)		1,238	1,795	(31)
International priority	551	520	6		1,717	1,641	5
International economy	470	438	7		1,462	1,380	6
Total freight revenue	1,307	1,599	(18)		4,417	4,816	(8)
Other	216	236	(8)		749	734	2
Total revenue	19,181	18,672	3		56,327	55,871	1
Operating expenses:
Salaries and employee benefits	6,390	6,141	4		18,920	18,520	2
Purchased transportation	5,196	4,954	5		15,064	14,611	3
Rentals and landing fees	1,002	968	4		2,975	2,906	2
Depreciation and amortization	926	933	(1)		2,779	2,787	—
Fuel	777	1,005	(23)		2,566	3,130	(18)
Maintenance and repairs	672	697	(4)		2,106	2,151	(2)
Business optimization costs	92	45	104		341	149	129
Intercompany allocations	(199)	(167)	19		(591)	(510)	16
Other	3,031	2,923	4		8,868	8,613	3
Total operating expenses	17,887	17,499	2		53,028	52,357	1
Operating income	$1,294	$1,173	10		$3,299	$3,514	(6)
Operating margin	6.7%	6.3%	40	bp	5.9%	6.3%	(40)	bp
(1)
International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	33.3%	32.9%	33.6%	33.1%
Purchased transportation	27.1	26.5	26.7	26.2
Rentals and landing fees	5.2	5.2	5.3	5.2
Depreciation and amortization	4.8	5.0	4.9	5.0
Fuel	4.1	5.4	4.6	5.6
Maintenance and repairs	3.5	3.7	3.7	3.8
Business optimization costs	0.5	0.2	0.6	0.3
Intercompany allocations	(1.0)	(0.9)	(1.0)	(0.9)
Other	15.8	15.7	15.7	15.4
Total operating expenses	93.3	93.7	94.1	93.7
Operating margin	6.7%	6.3%	5.9%	6.3%

Prior year statistical information has been revised to conform to the current year presentation. The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2025	2024	Change	2025	2024	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,588	1,634	(3)	1,597	1,664	(4)
U.S. deferred	1,162	1,104	5	1,048	1,027	2
U.S. ground commercial	4,181	4,189	—	4,260	4,289	(1)
U.S. ground home delivery/economy	7,887	7,090	11	7,092	6,826	4
Total U.S. domestic ADV	14,818	14,017	6	13,997	13,806	1

International priority	558	663	(16)	592	665	(11)
International economy	583	393	48	552	388	42
Total international export ADV	1,141	1,056	8	1,144	1,053	9
International domestic(2)	1,908	1,883	1	1,930	1,954	(1)

Total ADV	17,867	16,956	5	17,071	16,813	2

Revenue per package (yield):
U.S. priority	$26.44	$25.20	5	$25.70	24.78	4
U.S. deferred	18.94	18.93	—	18.77	18.91	(1)
U.S. ground	11.82	11.77	—	11.73	11.68	—
U.S. domestic composite	13.95	13.90	—	13.85	13.80	—

International priority	59.65	55.48	8	58.11	55.40	5
International economy	39.92	44.71	(11)	42.03	46.00	(9)
International export composite	49.57	51.47	(4)	50.35	51.94	(3)
International domestic(2)	8.96	9.59	(7)	9.22	9.35	(1)

Composite package yield	15.69	15.76	—	15.77	15.67	1

Freight Statistics
Average daily freight pounds:
U.S.	2,201	6,067	(64)	3,440	5,674	(39)
International priority	4,485	4,353	3	4,625	4,405	5
International economy	10,990	11,072	(1)	11,387	11,307	1
Total average daily freight pounds	17,676	21,492	(18)	19,452	21,386	(9)

Revenue per pound (yield):
U.S.	$2.06	$1.68	23	$1.89	$1.66	14
International priority	1.95	1.90	3	1.95	1.95	—
International economy	0.68	0.63	8	0.68	0.64	6
Composite freight yield	1.17	1.18	(1)	1.20	1.18	2
(1)
ADV is calculated on a 5-day-per-week basis.
(2)
International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue

Federal Express segment revenue increased 3% in the third quarter and 1% in the nine months of 2025 primarily due to increased deferred and U.S. ground package volume and improved yields, partially offset by decreases from lower priority package and U.S. freight volume and unfavorable currency exchange rates. Revenue in the nine months of 2025 was also negatively affected by one fewer operating day and reduced demand surcharges.

Yield:

U.S. domestic composite package yield increased slightly in both the third quarter and nine months of 2025 primarily due to higher base rates from our continued focus on revenue quality. U.S. freight yield increased 23% in the third quarter and 14% in the nine months of 2025 primarily due to the expiration of our contract with the USPS on September 29, 2024. International export composite package yield decreased 4% in the third quarter and 3% in the nine months of 2025 primarily due to unfavorable service mix. Package and freight yields were also negatively affected by reduced demand surcharges in the nine months of 2025.

Volume:

International economy package volume increased 48% in the third quarter and 42% in the nine months of 2025 primarily due to continued growth in our deferred service offerings as a result of strengthening e-commerce. U.S. ground home delivery/economy package volume increased 11% in the third quarter and 4% in the nine months of 2025 primarily due to increased demand for our services and, in the third quarter of 2025, the timing of cyber week. International priority package volume decreased 16% in the third quarter and 11% in the nine months of 2025 driven by softness in the global industrial economy. U.S. average daily freight pounds decreased 64% in the third quarter and 39% in the nine months of 2025 primarily due to the expiration of our contract with the USPS on September 29, 2024. U.S. priority package volume decreased 3% in the third quarter and 4% in the nine months of 2025 primarily due to economic softness and lower consumer spending.

Federal Express Segment Operating Income

Federal Express segment operating income increased 10% in the third quarter of 2025 due to higher base yields and volume, partially offset by increased operating expenses. Federal Express segment operating income decreased 6% in the nine months of 2025 due to increased operating expenses and one fewer operating day, partially offset by higher base yields and volume. The increase in operating expenses in the third quarter and nine months of 2025 was driven by increased wage and purchased transportation rates, business optimization costs, and increased employee benefits, partially offset by lower fuel prices and continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure. These initiatives included the continued transformation of our structural network, improving the efficiency of our information technology and back-office functions, optimizing operations in Europe, and increasing linehaul efficiencies. Currency exchange rates had a negative effect on revenue and a positive effect on expenses and operating income in the third quarter and nine months of 2025.

Purchased transportation expense increased 5% in the third quarter and 3% in the nine months of 2025 primarily due to higher rates as well as an increase in commercial linehaul to support international economy volume growth and network changes, partially offset by savings from our DRIVE initiatives and lower fuel prices. Purchased transportation also increased in the third quarter of 2025 due to higher U.S. ground volume. Salaries and employee benefits expense increased 4% in the third quarter and 2% in the nine months of 2025 primarily due to an increase in wage rates, increased staffing to align with peak demand, and an increase in retirement benefits due to changes to our defined contribution plan which increased the number of eligible employees, partially offset by savings from our DRIVE initiatives. In addition, variable incentive compensation was higher in the third quarter and lower in the nine months of 2025. Other operating expense increased 4% in the third quarter and 3% in the nine months of 2025 primarily due to higher self-insurance accruals. Fuel expense decreased 23% in the third quarter and 18% in the nine months of 2025 due to decreases in fuel prices and usage resulting from lower flight hours.

Federal Express segment results include business optimization costs of $92 million in the third quarter and $341 million in the nine months of 2025. Federal Express segment results include business optimization costs of $45 million in the third quarter and $149 million in the nine months of 2024. See the “Business Optimization Costs” section of this MD&A for more information.

In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Master Executive Council in the prior month. The ongoing bargaining process has no effect on our operations. See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information.

FEDEX FREIGHT SEGMENT

FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended February 28, 2025 and February 29, 2024:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue	$2,089	$2,205	(5)		$6,595	$7,042	(6)
Operating expenses:
Salaries and employee benefits	939	959	(2)		2,899	2,962	(2)
Purchased transportation	202	218	(7)		602	668	(10)
Rentals	72	70	3		215	209	3
Depreciation and amortization	113	108	5		335	297	13
Fuel	112	134	(16)		344	437	(21)
Maintenance and repairs	85	78	9		255	247	3
Intercompany charges	142	132	8		433	405	7
Other	163	165	(1)		500	503	(1)
Total operating expenses	1,828	1,864	(2)		5,583	5,728	(3)
Operating income	$261	$341	(23)		$1,012	$1,314	(23)
Operating margin	12.5%	15.5%	(300)	bp	15.3%	18.7%	(340)	bp
Average daily shipments (in thousands):
Priority	58.2	61.5	(5)		61.2	65.4	(6)
Economy	26.9	27.7	(3)		28.2	28.9	(2)
Total average daily shipments	85.1	89.2	(5)		89.4	94.3	(5)
Weight per shipment (lbs):
Priority	935	974	(4)		943	979	(4)
Economy	877	885	(1)		870	880	(1)
Composite weight per shipment	917	946	(3)		920	949	(3)
Revenue per shipment:
Priority	$360.68	$363.21	(1)		$359.19	$360.47	—
Economy	408.56	414.79	(2)		405.72	412.84	(2)
Composite revenue per shipment	$375.81	$379.26	(1)		$373.85	$376.53	(1)
Revenue per hundredweight:
Priority	$38.57	$37.31	3		$38.11	$36.80	4
Economy	46.59	46.89	(1)		46.66	46.92	(1)
Composite revenue per hundredweight	$41.00	$40.10	2		$40.66	$39.68	2

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	44.9%	43.5%	43.9%	42.1%
Purchased transportation	9.7	9.9	9.1	9.5
Rentals	3.4	3.1	3.3	3.0
Depreciation and amortization	5.4	4.9	5.1	4.2
Fuel	5.4	6.1	5.2	6.2
Maintenance and repairs	4.1	3.5	3.9	3.5
Intercompany charges	6.8	6.0	6.6	5.7
Other	7.8	7.5	7.6	7.1
Total operating expenses	87.5	84.5	84.7	81.3
Operating margin	12.5%	15.5%	15.3%	18.7%

FedEx Freight Segment Revenue

FedEx Freight segment revenue decreased 5% in the third quarter and 6% in the nine months of 2025 primarily due to lower shipments and yields. Revenue was also negatively affected by one fewer operating day in the nine months of 2025.

Average daily shipments decreased 5% in both the third quarter and nine months of 2025 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 1% in both the third quarter and nine months of 2025 primarily due to lower fuel surcharges and weight per shipment, partially offset by base yield improvement resulting from our continued focus on revenue quality.

FedEx Freight Segment Operating Income

FedEx Freight segment operating income decreased 23% in both the third quarter and nine months of 2025 primarily due to lower revenue, partially offset by reduced operating expenses. Operating income was also negatively affected by one fewer operating day in the nine months of 2025.

Combined fuel and purchased transportation expense decreased 11% in the third quarter and 14% in the nine months of 2025 due to decreased shipments and lower fuel prices. Salaries and employee benefits expense decreased 2% in both the third quarter and nine months of 2025 primarily due to reduced staffing to align with lower volumes, partially offset by higher wage rates. Depreciation expense increased 13% in the nine months of 2025 primarily due to a gain on the sale of facilities in the second quarter of 2024 and investments in information technology and transportation equipment.

FINANCIAL CONDITION

LIQUIDITY

Cash and cash equivalents totaled $5.1 billion at February 28, 2025, compared to $6.5 billion at May 31, 2024. The following table provides a summary of our cash flows for the nine-month periods ended February 28, 2025 and February 29, 2024 (in millions):

	2025	2024
Operating activities:
Net income	$2,444	$2,857
Business optimization costs, net of payments	114	(50)
Other noncash charges and credits	6,058	5,777
Changes in assets and liabilities	(4,099)	(2,970)
Cash provided by operating activities	4,517	5,614
Investing activities:
Capital expenditures	(2,582)	(3,974)
Purchase of investments	(197)	(110)
Proceeds from sale of investments	77	24
Proceeds from asset dispositions and other	42	94
Cash used in investing activities	(2,660)	(3,966)
Financing activities:
Principal payments on debt	(89)	(143)
Proceeds from stock issuances	472	265
Dividends paid	(1,008)	(949)
Purchases of common stock	(2,517)	(2,000)
Other	(30)	(7)
Cash used in financing activities	(3,172)	(2,834)
Effect of exchange rate changes on cash	(51)	(26)
Net decrease in cash and cash equivalents	$(1,366)	$(1,212)
Cash and cash equivalents at the end of period	$5,135	$5,644

Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.1 billion in the nine months of 2025 primarily due to working capital changes driven by a decrease in accrued incentive compensation and other liabilities and an increase in accounts receivable, partially offset by an increase in accounts payable from the nine months of 2024.

Cash Used in Investing Activities. Capital expenditures decreased during the nine months of 2025 primarily due to decreased spending on aircraft and related equipment, facilities and other, and vehicles and trailers. See “Capital Resources” for a discussion of capital expenditures during 2025.

Financing Activities. We repurchased an aggregate of $497 million of our common stock through open market transactions during the third quarter of 2025. During the nine months of 2025, we repurchased 8.9 million shares of FedEx common stock through ASR and open market transactions at an average price of $281.74 per share for a total of $2.5 billion. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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

The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28, 2025 and February 29, 2024 (in millions):

	Three Months Ended		Nine Months Ended		Percent Change
	2025	2024	2025	2024	Three Months Ended	Nine Months Ended
Aircraft and related equipment	$367	$329	$630	$1,484	12	(58)
Package handling and ground support equipment	208	217	618	644	(4)	(4)
Information technology	107	142	366	437	(25)	(16)
Vehicles and trailers	99	243	373	539	(59)	(31)
Facilities and other	216	448	595	870	(52)	(32)
Total capital expenditures	$997	$1,379	$2,582	$3,974	(28)	(35)

Federal Express segment	$844	$1,217	$2,145	$3,623	(31)	(41)
FedEx Freight segment	129	139	359	280	(7)	28
Other	24	23	78	71	4	10
Total capital expenditures	$997	$1,379	$2,582	$3,974	(28)	(35)

Capital expenditures decreased in the third quarter primarily due to decreased spending on facilities and other and vehicles and trailers at Federal Express. Capital expenditures decreased in the nine months of 2025 primarily due to decreased spending on aircraft and related equipment, facilities and other, and vehicles and trailers at Federal Express.

GUARANTOR FINANCIAL INFORMATION

We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).

The $19.1 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding the exchange offer and consent solicitation transactions related to the guarantee of FedEx Freight that were completed during the third quarter of 2025.

Additionally, FedEx fully and unconditionally guarantees the payment obligation of Federal Express in respect of the $737 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries

The following table presents the summarized balance sheet information as of February 28, 2025 and May 31, 2024 (in millions):

	February 28, 2025	May 31, 2024
Current Assets	$9,420	$10,618
Intercompany Receivable	3,953	4,625
Total Assets	81,915	83,880
Current Liabilities	10,112	9,658
Intercompany Payable	—	—
Total Liabilities	51,550	52,551

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2025 (in millions):

Revenue	$48,582
Intercompany Charges, net	(2,878)
Operating Income	3,035
Intercompany Charges, net	177
Income Before Income Taxes	2,387
Net Income	$1,675

The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent Guarantor and Subsidiary Issuer

The following table presents the summarized balance sheet information as of February 28, 2025 and May 31, 2024 (in millions):

	February 28, 2025	May 31, 2024
Current Assets	$9,383	$4,473
Intercompany Receivable	772	7,399
Total Assets	70,884	62,900
Current Liabilities	9,272	5,958
Intercompany Payable	—	—
Total Liabilities	48,426	38,962

The following table presents the summarized statement of income information for the nine-month period ended February 28, 2025 (in millions):

Revenue	$41,760
Intercompany Charges, net	(3,487)
Operating Income	2,238
Intercompany Charges, net	(21)
Income Before Income Taxes	2,396
Net Income	$1,835

LIQUIDITY OUTLOOK

In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, geopolitical conflicts, and uncertainty regarding international trade. We held $5.1 billion in cash and cash equivalents at February 28, 2025 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. In the third quarter of 2025, we began incurring costs and expenses related to the planned spin-off of FedEx Freight, which are expected to be significant but will not materially adversely affect our liquidity.

We repurchased an aggregate of $497 million of our common stock in the third quarter of 2025 through open market transactions. For the nine months of 2025, we completed $2.5 billion in share repurchases through ASR and open market transactions. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information. Depending on market conditions, our liquidity needs, and other factors, we may consider repurchasing additional shares of our common stock during the fourth quarter of 2025.

Our cash and cash equivalents balance at February 28, 2025 includes $2.7 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures for 2025 are expected to be approximately $4.9 billion, $0.3 billion lower than 2024, as we continue to reduce our capital intensity relative to revenue. Aircraft spend is expected to decline, partially offset by increased investments in network optimization and modernization of our facilities.

There have been no material changes to the contractual commitments described in Part II, Item 7 in our Annual Report. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material effect on our financial condition or liquidity.

We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter and Boeing 767-300 Freighter aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. In March 2025, Federal Express exercised options to purchase an additional eight B777F aircraft, three of which are expected to be delivered in calendar year 2026 and five of which are expected to be delivered in calendar year 2027. Additionally, we have extended the retirement of the entire Boeing MD-11 fleet from 2028 to the end of 2032.

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

During the nine months of 2025, we made voluntary contributions of $800 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.

On February 14, 2025, our Board of Directors declared a quarterly cash dividend of $1.38 per share of common stock. The dividend will be paid on April 1, 2025 to stockholders of record as of the close of business on March 10, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.

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

GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. In connection with our one FedEx consolidation plan, we reevaluated the conclusion of our 2024 goodwill impairment tests as of June 1, 2024, and concluded that the estimated fair values of our reporting units with significant goodwill continued to exceed their carrying values. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of February 28, 2025, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.

Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

OTHER MATTERS

In March 2025, FedEx submitted a claim to the USPS in accordance with the dispute provisions of the parties’ contract, seeking recovery of losses arising between October 1, 2020 and September 30, 2023 from the USPS’s diversion of mail to other carriers in breach of the contract between Federal Express and the USPS executed in April 2013.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including (but not limited to) those contained in “General,” “Trends Affecting Our Business,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Legal Proceedings,” and “Risk Factors” and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements, which are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA as well as protections afforded by other federal securities laws, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

•
economic conditions in the global markets in which we operate;
•
significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;
•
geopolitical developments and additional changes in and/or uncertainty regarding international trade policies and relations;
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

•
our ability to successfully implement the planned tax-free spin-off of the FedEx Freight business into a new publicly traded company and achieve the anticipated benefits of such transaction;
•
the timing and amount of any costs or benefits or any specific outcome, transaction, or change (of which there can be no assurance), or the terms, timing, and structure thereof, related to our global transformation program and other ongoing reviews and initiatives;
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
•
any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of environmental and sustainability topics, and any other legal or governmental proceedings, including the matters discussed in Note 10 of the accompanying unaudited condensed consolidated financial statements;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of February 28, 2025, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.

The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2025, the U.S. dollar was weaker relative to the currencies of the foreign countries in which we operate, and the weaker dollar had a positive effect on our results.

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

Item 4. Controls and Procedures

The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended February 28, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For a description of all material pending legal proceedings, see Note 10 of the accompanying unaudited condensed consolidated financial statements, which is incorporated by reference herein. In connection with the one FedEx consolidation, effective June 1, 2024, Federal Express assumed liability for all pending litigation to which FedEx Ground and FedEx Services were previously party.

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

The planned spin-off of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial and strategic benefits. In December 2024, we announced our intention to separate FedEx Freight from our portfolio structure through the creation of a separate publicly traded company (“NewCo”). The planned separation, which would be implemented through the spin-off of shares of NewCo to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026. Completion of the planned spin-off is subject to the final approval of our Board of Directors and will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the receipt and continuing validity of a private letter ruling from the Internal Revenue Service (“IRS”) and/or favorable opinions of our U.S. tax advisors with respect to the tax-free nature of the transaction, the receipt of other regulatory and contractual approvals, and the availability of financing for NewCo on satisfactory terms. The proposed spin-off is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the spin-off or cause the spin-off to occur on terms or conditions that are different or less favorable than expected.

Whether or not we complete the spin-off, we may face significant challenges in connection with the transaction, including, without limitation:

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
•
our ability to maintain operational, commercial, data and information technology, brand and intellectual property, human resources, finance, legal, sales, and marketing continuity where necessary between FedEx and NewCo and establish stand-alone functions and infrastructure at NewCo where necessary;

•
the risk that if the IRS determines that certain steps of the planned spin-off do not qualify for tax-free treatment for U.S. federal income tax purposes, FedEx and its stockholders could incur significant tax liabilities;
•
costs and expenses related to the planned spin-off (which are expected to be significant), including costs related to commercial and operational dis-synergies; restructuring and other transaction expenses; expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure at NewCo; and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected;
•
retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties;
•
addressing employee issues so as to promote retention and motivation and maintain efficient and effective labor and employee relations;
•
obtaining any required regulatory licenses, operating authority, or contractual consents;
•
determining the appropriate allocations of assets and liabilities between FedEx and NewCo, as well as the terms governing the relationship between FedEx and NewCo following the spin-off; and
•
potential negative reactions from investors and other external stakeholders.

There can be no assurance that the spin-off, if completed, will achieve the intended financial and strategic benefits (which are based on a number of assumptions, some or all of which may prove to be incorrect) or provide greater value to our stockholders than that reflected in the current price of our common stock, or that the dis-synergies of the transaction (including costs of related restructuring transactions) will not exceed the anticipated amounts. The market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above. Changes in the stockholder base of FedEx and/or NewCo following the planned spin-off could also cause the price of either company’s common stock to fluctuate.

If the planned spin-off occurs, FedEx and NewCo will each be smaller, less diversified companies with more concentrated areas of focus. As a result, FedEx and NewCo may become more vulnerable to changing macroeconomic and market conditions; the results of operations, cash flows, effective tax rate, and other financial and operating metrics of each company may be subject to increased volatility; and the ability of each company to fund capital expenditures and investments, pay dividends, and service debt may be diminished.

To the extent challenges related to the planned spin-off of NewCo adversely affect our business, they may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business, results of operations, and the price of our common stock. Such risks include, but are not limited to, our ability to execute our DRIVE transformation, Network 2.0, and broader business strategy and effectively respond to changes in market dynamics and customer preferences; disruptions to our technology infrastructure, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack; our ability to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040; and our ability to maintain our strong reputation and the value of the FedEx brand.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 4, 2025, we acquired RouteSmart Technologies, Inc. (“RouteSmart”), a global leader in route planning and optimization solutions. The consideration paid to certain former stockholders of RouteSmart consisted in part of 359,052 unregistered shares of our common stock valued at approximately $90 million as of the acquisition date.

The foregoing transaction did not involve any underwriters or underwriting discounts or commissions. The shares of our common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations. See Note 5 of the accompanying unaudited condensed consolidated financial statements for additional information regarding this transaction.

Issuer Purchases of Equity Securities

The following table provides information on FedEx’s repurchases of our common stock during the third quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program ($ in millions)
Dec. 1-31, 2024	540,000	$276.78	540,000	$2,911
Jan. 1-31, 2025	1,258,310	$276.03	1,258,310	$2,564
Feb. 1-28, 2025	—	$—	—	$2,564
Total	1,798,310		1,798,310	$2,564

In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. As part of the 2024 repurchase program, we repurchased 1.8 million shares for $497 million in the open market during the third quarter of 2025. As of March 20, 2025, approximately $2.6 billion remained available to be used for repurchases under the 2024 stock repurchase program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.

See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding potential stock repurchases during the remainder of 2025.

Item 5. Other Information

During the quarter ended February 28, 2025, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

4.1

Indenture, dated as of August 8, 2006, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.3 to FedEx’s Registration Statement on Form S-3 filed on September 19, 2012, and incorporated herein by reference).

4.2

Supplemental Indenture No. 7, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025 (the “February 24, 2025 Form 8-K”), and incorporated herein by reference).

4.3

Indenture, dated as of October 23, 2015, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference).

4.4

Supplemental Indenture No. 14, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.3 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.5

Supplemental Indenture No. 15, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.6	Form of 3.400% Notes due 2028 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.7	Form of 4.200% Notes due 2028 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.8	Form of 3.100% Notes due 2029 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.9	Form of 4.250% Notes due 2030 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.10	Form of 2.400% Notes due 2031 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.11	Form of 4.900% Notes due 2034 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.12	Form of 3.900% Notes due 2035 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.13	Form of 3.250% Notes due 2041 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.14	Form of 3.875% Notes due 2042 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.15	Form of 4.100% Notes due 2043 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.16	Form of 5.100% Notes due 2044 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.17	Form of 4.100% Notes due 2045 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.18	Form of 4.750% Notes due 2045 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.19	Form of 4.550% Notes due 2046 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.20	Form of 4.400% Notes due 2047 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.21	Form of 4.050% Notes due 2048 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.22	Form of 4.950% Notes due 2048 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.23	Form of 5.250% Notes due 2050 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.24	Form of 4.500% Notes due 2065 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.25

Supplemental Indenture No. 16, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent. (Filed as Exhibit 4.24 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.26	Form of 0.450% Notes due 2029 (included in Exhibit 4.24 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.27	Form of 1.300% Notes due 2031 (included in Exhibit 4.24 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.28	Form of 0.950% Notes due 2033 (included in Exhibit 4.24 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.29

Registration Rights Agreement, dated February 26, 2025, among FedEx, the subsidiary guarantors named therein and Goldman Sachs & Co. LLC. (Filed as Exhibit 4.28 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.30

Succession Agreement, dated as of December 13, 2021, among FedEx, the subsidiary guarantors named therein, The Bank of New York Mellon Trust Company, N.A., and U.S. Bank National Association. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference).

4.31

Succession Agreement, dated as of December 13, 2021, among FedEx, the subsidiary guarantors named therein, Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, and U.S. Bank National Association. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference).

*10.1	FedEx Corporation Supplemental Short Term Disability Plan, effective January 1, 2025.

*10.2	FedEx Corporation Supplemental Long Term Disability Plan, effective January 1, 2025.

15.1	Letter re: Unaudited Interim Financial Statements.

22	List of Guarantor Subsidiaries and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

* Management Contracts/Compensatory Plans or Arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: March 20, 2025	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer