Form 10-K
period 2025-05-31
FEDEX CORP
filed 2025-07-21
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2025.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2024, was approximately $66.8 billion. The Registrant has no non-voting stock.
As of July 17, 2025, 235,899,098 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2025 annual meeting of stockholders to be held on September 29, 2025 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 1C. Cybersecurity”; “Item 2. Properties”; “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”; the “Trends Affecting Our Business,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Reportable Segments,” “Liquidity Outlook,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Goodwill and Other Intangible Assets,” “Long-Term Debt and Other Financing Arrangements,” “Leases,” “Income Taxes,” “Retirement Plans,” “Business Segments and Disaggregated Revenue,” “Commitments,” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risk factors identified above and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.
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

TABLE OF CONTENTS

Page
PART I
PART II
PART III
PART IV

Item 15. Exhibits and Financial Statements Schedules	115
Item 16. Form 10-K Summary	123

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
Our website is located at fedex.com. Detailed information about our services, e-commerce tools and solutions, and corporate responsibility initiatives can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to such reports available, free of charge, through our website, as soon as reasonably practicable on the day they are filed with or furnished to the SEC. The Investor Relations page of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on the Investor Relations page of our website could be deemed to be material information. We encourage investors, the media, and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report.
In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. were merged into Federal Express Corporation (“Federal Express”), becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight, Inc. (“FedEx Freight”) provides less-than-truckload (“LTL”) freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) are included in the FedEx Freight segment instead of the Federal Express segment in 2025. For more information, please see “Business Segments” below. For financial information concerning our reportable segments, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
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
Except as otherwise specified, any reference to a year in this Annual Report indicates our fiscal year May 31, 2025 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. In January 2025, the Board of Directors approved a change in FedEx's fiscal year end from May 31 to December 31. The fiscal year change will be effective for the period beginning June 1, 2026.
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

For more than 50 years, we built networks that have created a differentiated and unmatched portfolio of services while continuously evolving to meet the changing needs of our customers and the market. With the significant growth of e-commerce and as our service mix continues to shift to deferred services, we are continuing to evolve to improve our operational efficiency and enhance profitability through one FedEx, Network 2.0 (our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada), DRIVE (our comprehensive program to improve long-term profitability), and Tricolor (the redesign of the Federal Express international air network as part of the DRIVE program to improve efficiency and asset utilization). We are building a simplified experience to better serve our customers with enhanced capabilities and transforming to operate with more flexibility, efficiency, and intelligence.
The DRIVE program includes a business optimization plan to drive efficiency among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0. As of May 31, 2025, we had implemented Network 2.0 optimization in approximately 290 locations in the U.S. and Canada. Using a market-by-market approach, service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. See “Business Segments” below, “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on one FedEx, Network 2.0, DRIVE, and Tricolor.
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
In September 2024, we launched fdx, a fully integrated data-driven commerce platform that connects the entire customer journey. See “Federal Express Segment — Customer-Driven Technology — E-Commerce and Digital Solutions” below for more information. In early 2025, we formed a new enterprise-wide Data & Technology team, which is focused on initiatives to streamline the technology used during the package delivery lifecycle; establish global standards across pickup-and-delivery, linehaul, sort, and clearance operations; and improve digital products and experiences for the FedEx enterprise and our customers.
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
As of May 31, 2025, Federal Express employed approximately 440,000 employees and had approximately 63,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as over 15,000 Walgreens and Dollar General stores), nearly 700 aircraft, and over 175,000 motorized vehicles in its global network. Federal Express contracts with approximately 5,700 independent small businesses to conduct certain linehaul and pickup-and-delivery operations. See “Operations” below for information regarding the consolidation of these operations into the surface operations of Federal Express. Federal Express also provides cross-border enablement and technology solutions and e-commerce transportation solutions.

U.S. and Canadian Services
Federal Express offers a wide range of U.S. and Canadian domestic shipping services for packages and freight. Federal Express offers three U.S. domestic overnight package delivery services (FedEx First Overnight, FedEx Priority Overnight, and FedEx Standard Overnight) and three U.S. domestic deferred package delivery services (FedEx 2Day, FedEx 2Day AM, and FedEx Express Saver). FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. Federal Express also offers U.S. express overnight and deferred freight services to handle the needs of the time-definite freight market.
Federal Express is also a leading provider of day-definite business and residential delivery services for packages weighing up to 150 pounds. Federal Express service reaches 100% of the continental U.S. population and nearly 100% of the Canadian population. Federal Express offers day-definite residential delivery service to 99% of the U.S. population on Saturdays and to nearly two-thirds of the U.S. population on Sundays. Federal Express offers day-definite delivery service on Saturdays to over 40% of the Canadian population with FedEx Priority Overnight, FedEx Standard Overnight, and FedEx 2Day services. Federal Express also offers an economy service that is available for the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address in the U.S.
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
International express and deferred package delivery is available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. FedEx International Economy provides time-definite delivery typically in two to five business days. FedEx International First provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 90 countries, delivery by 10:00 a.m. in one business day from the U.S. to Canada, and delivery by 11:00 a.m. in one business day from the U.S. to Mexico. Our FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 25 countries and territories. Federal Express also offers domestic pickup-and-delivery services within certain non-U.S. countries, including France, the United Kingdom, Australia, Brazil, Italy, Canada, Mexico, Poland, India, China, and in Southern Africa. In addition, Federal Express offers comprehensive international express and deferred freight services, real-time tracking, and advanced customs clearance. FedEx International Connect Plus, an e-commerce service currently available from nearly 60 origin countries to over 190 destination countries, provides day-definite delivery typically within two to five business days.
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
Facilities at airports in Anchorage, Paris, Cologne, Guangzhou, and Osaka serve as sorting facilities for express package and freight traffic moving to and from Asia, Europe, and North America. Additional major sorting and freight handling facilities are located at Narita Airport in Tokyo and Stansted Airport outside London. The facilities in Paris, Cologne, Guangzhou, and Osaka are also designed to serve as regional air hubs for their respective market areas. A facility in Miami serves our South Florida, Latin American, and Caribbean markets. A central air hub near Liege, Belgium connects specific large European markets. In addition to its worldwide air network, Federal Express operates road networks in North America, Europe, the Middle East, Asia, Australia, and South America. Federal Express’s unique European road network connects more than 45 countries and territories through 27 transit hubs and more than 550 stations.
With the significant growth of e-commerce, and as our service mix continues to shift to deferred services, we are fundamentally redesigning our international air network to operate more efficiently. The redesigned network continues to deploy FedEx-owned aircraft in the delivery of International Priority parcel shipments using our existing hub-and-spoke model. Additionally, a portion of our owned aircraft fleet has been retimed to operate off-cycle, allowing us to build density, decongest hubs, and connect our global surface networks. Finally, we are leveraging our global partner network as an adaptive capacity layer, particularly on imbalanced trade lanes, to move e-commerce and deferred volumes.
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
Federal Express also operates a highly flexible surface network of approximately 720 legacy FedEx Ground and 530 legacy FedEx Express facilities, as of May 31, 2025, that support its U.S. and Canada surface operations. Through Network 2.0, the multi-year effort to improve the efficiency with which we pick up, transport, and deliver packages in the U.S. and Canada, these operations are being consolidated. We have completed implementation of Network 2.0 in Canada and implemented Network 2.0 at approximately 130 locations in the U.S. Under Network 2.0, Federal Express continues to utilize both its employee couriers and service providers in U.S. surface operations using a market-by-market approach. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on Network 2.0.
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
Through collaboration with FedEx Dataworks, Federal Express is also implementing dynamic scheduling tools at many U.S. surface facilities to match sort staffing with volumes and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity. In addition, dock modernization efforts enabled by FedEx Dataworks, including a network operating plan that uses machine learning and algorithms to develop more detailed and accurate volume forecasts, are enhancing productivity at these facilities in furtherance of our DRIVE initiatives. Federal Express is also testing autonomous, driverless technologies in the handling of large, non-conveyable packages, as well as robotic product sortation systems to sort small packages.
Federal Express offers service providers advanced route optimization technology supported by the capabilities of FedEx Dataworks that includes near real-time data that service providers may use to plan efficient delivery routes and vehicle mix. To promote safe operations, service providers contracting with Federal Express agree to use certain safety-related vehicle technologies and satisfy certain driver standards. Additionally, software systems and internet-based applications are deployed to offer customers new ways to connect internal package data with external delivery information. Federal Express provides shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns Technology, see “Customer-Driven Technology — E-Commerce Solutions” below.
Pricing
Federal Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 6, 2025, a 5.9% average list price increase was implemented in the U.S. for domestic and international services. List prices also increased for contractual services and in international markets at this time.
Federal Express implements and adjusts demand surcharges from time to time based on assessments of shipment volume and capacity in our network. For U.S. domestic services, demand surcharges historically have applied to shipments that exceed certain length, girth, and weight thresholds or require additional handling; to residential packages for customers meeting a certain volume threshold; and to FedEx Ground Economy shipments. Demand surcharges on U.S. domestic services initially implemented in 2020 remained in effect for the first half of 2024. Higher surcharges were applied during the 2024 holiday shipping season, after which time the U.S. domestic demand surcharges were suspended. Demand surcharges on international services initially implemented in 2020 were reduced for select lanes in September 2023, October 2023, and January 2024 and remained in effect for the Middle East, Indian Subcontinent, and African region until June 3, 2024, and for all other international markets until April 29, 2024. The surcharges were reinstated for select international lanes in August 2024, with subsequent rate changes during the remainder of 2025. The surcharges were ended on May 31, 2025, except for shipments inbound to Israel and Canada, which continue until further notice. A demand surcharge on U.S. to Canada international ground services was implemented beginning in June 2025.
Federal Express has an indexed fuel surcharge for U.S. domestic and U.S. outbound shipments and for shipments originating internationally, where legally and contractually possible, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from roughly two weeks prior to the week in which it is assessed. Effective September 2, 2024, February 10, 2025, and June 9, 2025, the tables used to determine fuel surcharges for U.S. domestic services were updated. The tables used to determine fuel surcharges for international services were updated in July 2024, October 2024, and June 2025. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.

Retail Access Network
FedEx Office offers retail access to Federal Express shipping services at all of its retail locations. Federal Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 15,000 Walgreens and Dollar General stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks. Federal Express has a total of approximately 63,000 drop-off locations.
Fuel Supplies and Costs
During 2025, Federal Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts. See “Pricing” above.
The following table sets forth Federal Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Costs (in millions)	Percentage of Consolidated Revenue
2025	$2,832	3.2%
2024	3,598	4.1
2023	4,515	5.0
2022	3,867	4.1
2021	2,065	2.5
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
Competitors within the U.S. include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders, and the USPS. Federal Express’s principal international competitors are DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. Federal Express also competes with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors and delivery service providers for deliveries, and may be considered competitors in addition to customers. For example, Amazon.com has established a network of hubs, aircraft, and vehicles, recently began offering an LTL freight service for inbound shipments to its distribution facilities, and has expressed an intention to offer its internal delivery capabilities broadly to third parties. Many of Federal Express’s international competitors are government-owned, -controlled, or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity, and more favorable operating conditions than Federal Express. For more information, see “Item 1A. Risk Factors” of this Annual Report.
Employees and Service Providers
Rajesh Subramaniam is the President and Chief Executive Officer of Federal Express, John A. Smith is the Chief Operating Officer – United States and Canada, and Richard W. Smith is the Chief Operating Officer – International and Chief Executive Officer – Airline. As of May 31, 2025, Federal Express employed approximately 237,000 permanent full-time and approximately 203,000 permanent part-time employees. In addition, Federal Express contracts with approximately 5,700 independent small businesses to conduct certain linehaul and pickup-and-delivery operations.
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

Federal Express will continue to bargain in good faith and the ongoing bargaining process has no effect on our operations. In addition to our pilots, certain of Federal Express’s non-U.S. employees are unionized. FedEx believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.
Customer-Driven Technology
FedEx is a world leader in technology, and late FedEx founder and long-time Chairman and Chief Executive Officer Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed, and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce and time-sensitive deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. During 2025, we continued to advance a major information technology transition from traditional mainframe computing to cloud-based systems, which is delivering significant benefits in terms of flexibility, security, speed to market, and resiliency. See “FedEx Dataworks Operating Segment” below for more information on the solutions we are creating to enhance the end-to-end experience of our customers by making supply chains smarter for everyone.
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
SenseAware Mobile, a FedEx innovation currently available in over 130 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, temperature, relative humidity, barometric pressure readings, light exposure, shock events, tilt beyond a certain angle, and healthcare subsampling. Additionally, FedEx SenseAware ID is a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID is creating opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the Federal Express network.
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
FedEx Surround is a visibility platform that allows customers to view and manage shipments in one place. The tool provides global visibility into shipments with package-level insights in near real-time. Advanced features include predictive delay notifications, weather advisories, and customizable views and reports and intervention capability.
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
E-Commerce and Digital Solutions
FedEx Delivery Manager allows our U.S. residential customers to customize home deliveries to fit their schedule by providing a range of options to schedule dates, locations, and times of delivery. Additionally, FedEx Returns Technology, a comprehensive solution for returns management, provides high-volume merchants and e-tailers complete visibility into returns and an easy way to track shipments, manage inventory, analyze returns trends, and make more informed decisions based on shoppers’ returns behaviors. In 2025, FedEx announced the launch of FedEx Easy Returns, a cost-effective way to combine customer returns into one shipment.
The FedEx retail convenience network also utilizes third-party retailers to receive and hold packages for FedEx customers. The U.S. retail convenience network has grown to include over 15,000 Walgreens and Dollar General stores in addition to our approximately 2,000 FedEx Office locations and over 600 FedEx Ship Centers. In addition to allowing for an easy returns and drop-off experience for shoppers, the retail convenience network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology at Walgreens locations, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.

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
In September 2024, FedEx launched fdx, a fully integrated data-driven commerce platform that connects the entire customer journey. Enabled by FedEx Dataworks and by providing data and insights that improve visibility and connected capabilities across the customer journey, fdx will help merchants make more strategic logistics decisions from point of demand to delivery and returns. In May 2025, we launched a platform-based trade clearance solution to help our customers and other stakeholders navigate increasing operational complexities amid changing global trade policy.
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
Marketing
The FedEx brand name symbolizes outstanding service, reliability, and speed. Emphasis is continually placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print, and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:
•The Union of European Football Associations (UEFA) Champions League, which is broadcast in over 200 countries and territories worldwide.
•The season-long FedExCup competition on the PGA Tour, and the FedEx St. Jude Championship, a PGA Tour event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of three annual FedExCup playoff events.
•FedExForum in Memphis, the arena in which the NBA’s Memphis Grizzlies and the University of Memphis men’s basketball team play their respective home games.
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
FedEx Freight Segment
FedEx Freight
Overview
FedEx Freight is a leading North American provider of LTL freight services, offering choice, simplicity, and reliability to meet the needs of LTL shippers — FedEx Freight Priority, when speed is critical to meet a customer’s supply chain needs; FedEx Freight Economy, when a customer can trade time for cost savings; and FedEx Freight Direct, a service to meet the needs of the growing e-commerce market for delivery of big and bulky products to or through the door for residences and businesses. Through one comprehensive network of service centers and advanced information systems, FedEx Freight provides service to virtually every U.S. ZIP Code (including Alaska and Hawaii) with industry-leading transit times. FedEx Freight Priority has the fastest published transit times of any nationwide LTL service. FedEx Freight Priority Plus adds even more speed to time-sensitive shipments even if the shipment is in transit, offering the fastest delivery option available through FedEx Freight with early-morning, after-hours, and Saturday delivery available. FedEx Freight also offers additional services to meet specific customer needs. Volume Services offers three different service options that allow customers to balance their budget and delivery timeline for larger LTL shipments — Truckload Exempt (TLX), Truckload Service (TLS), and Exclusive Use (EXCL). Retail Flex is available for delivery to major retailers with key benefits that go beyond standard LTL services, ensuring on-time deliveries to avoid late fees and providing accountability for handling units to reduce incomplete shipments and chargebacks.
Internationally, FedEx Freight Canada offers FedEx Freight Priority service, serving most points in Canada, as well as FedEx Freight Priority and FedEx Freight Economy service between the U.S. and Canada. Additionally, FedEx Freight A.M. Delivery offers freight delivery by 10:30 a.m. within and between the U.S. and Canada. FedEx Freight Direct, FedEx Freight Priority Plus and FedEx Freight Volume Services are available within and between Canada and the U.S. FedEx Freight Mexico offers FedEx Freight Priority to deliver cross-border and intra-Mexico LTL shipments door-to-door. Customers receive support from the FedEx Freight International Services team to monitor LTL freight shipments, review customer paperwork, and follow up to avoid shipping delays when shipments are crossing borders. In addition to North America, FedEx Freight offers service to, from, and within Puerto Rico and to the U.S. Virgin Islands via alliances.
Through its many service offerings, FedEx Freight can match customers’ time-critical needs with industry-leading transit times. FedEx Automation solutions make freight shipping easier and provide customers easy access to their account information. Customers can also process domestic and cross-border LTL shipments to and from Canada and Mexico, as well as intra-Canada and -Mexico shipments, through FedEx Ship Manager at fedex.com, FedEx Ship Manager Software, FedEx Web Services, FedEx API, FedEx Compatible, and LTL Select. LTL Select is a free cloud-based, multi-carrier transportation management system that provides customers with visibility into all available carriers and their pricing in one location, as well as the ability to book service and make payments. FedEx Freight uses radio frequency identification technology and customized software to improve shipment visibility on its docks and enhance custodial control at the handling unit level.
FedEx Freight Direct has four delivery service levels to meet customer needs, with basic and basic by appointment to-the-door services and standard through-the-door service available to nearly 100% of the U.S. population. Premium through-the-door service with packaging removal is available to 90% of the U.S. population. The services include flexible delivery windows, end-to-end visibility, proactive notifications, and returns services with flexible pickup windows and label-less options.
As of May 31, 2025, the FedEx Freight segment was operating nearly 30,000 motorized vehicles from a network of approximately 355 service centers and had approximately 40,000 employees, none of whom are unionized. John A. Smith is the President of FedEx Freight, which is based in Memphis, Tennessee. FedEx Freight’s primary competitors are XPO, Inc., Old Dominion Freight Line, Inc., ABF Freight (an ArcBest company), SAIA, Inc., and TFI International Inc.
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026. See “Item 1A. Risk Factors — Strategic Risks — The planned spin-off of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial and strategic benefits.” for more information.
Pricing
FedEx Freight periodically publishes updates to the list prices for the majority of its services in its 100 Rules Tariff. In general, shipping rates are based on the service selected, origin, destination, weight, class, any ancillary service charge, and whether the customer charged the shipment to a FedEx account. On January 6, 2025, FedEx Freight implemented a 5.9% average list price increase for customers who use FXF PZONE and FXF EZONE rates and a 6.9% average list price increase for customers who use FXF 1000 and FXF 501. These increases apply for shipments within the U.S. and between the contiguous U.S. and Canada.
FedEx Freight implements and adjusts demand surcharges from time-to-time based on assessments of shipment volume and capacity in our network. Beginning in July 2021, FedEx Freight implemented a demand surcharge applying to specific delivery points within the U.S. The demand surcharge has been adjusted periodically since implementation. Effective November 15, 2021, FedEx Freight increased applicable length surcharges. Effective January 17, 2022, FedEx Freight added a surcharge that applies when a pickup is performed and no shipment is tendered to the carrier. Effective January 16, 2023, FedEx Freight changed the extreme length surcharge to a tier-based length structure. The company continues to explore ways to modernize freight pricing including through dimension-in-motion technology, which more accurately captures freight profile and improves its ability to cost and price shipments.
FedEx Freight has an indexed fuel surcharge, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from two days prior to the day in which it is assessed. Effective August 26, 2024, and June 9, 2025, the tables used to determine fuel surcharges at FedEx Freight were updated. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” for more information.

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
FedEx Dataworks is based in Memphis, Tennessee. As of May 31, 2025, FedEx Dataworks had approximately 700 employees. FedEx Dataworks is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.
FedEx Office Operating Segment
As of May 31, 2025, FedEx Office operated approximately 2,000 customer-facing stores and manages the relationship and strategy for all on-site, owned, and third-party retail channel locations, providing convenient access to shipping expertise with reliable service.
The FedEx Office brick-and-mortar network features retail stores, FedEx Office locations inside Walmart stores, manufacturing plants, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses, and healthcare campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs.
FedEx Office has designed a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor, and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. This is especially valuable to our enterprise customers looking to outsource their print supply chain. Services include digital printing, professional finishing, document creation, design solutions, direct mail, signs and graphics, custom-branded boxes, copying, computer rental, free Wi-Fi, corporate print solutions, shredding, expedited U.S. passport processing and renewal through a collaboration with a registered U.S. passport agency, and fully digital notarization services through FedEx Office Online Notary.
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
FedEx Office provides convenient access to the full range of Federal Express shipping services for infrequent shippers and FedEx account holders. Customers may have their Federal Express packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office offers the Ship and Go kiosk, a convenient self-serve shipping kiosk in approximately 1,300 locations. The Ship and Go kiosk allows customers to generate a label via a mobile label or QR code and drop off packages in a secure drop bin for a seamless and efficient customer experience. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Through FedEx Consolidated Returns, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at a FedEx Office location. For information regarding FedEx Consolidated Returns, see “Federal Express Segment — Customer-Driven Technology — E-Commerce and Digital Solutions.”
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
Brian D. Philips is the President of FedEx Office, which is based in Plano, Texas. As of May 31, 2025, FedEx Office had approximately 12,000 employees. FedEx Office is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.
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
Patrick Moebel is the President of FedEx Logistics, which is based in Memphis, Tennessee. Scott M. Temple is the President of FedEx Supply Chain, which is based in Pittsburgh, Pennsylvania. As of May 31, 2025, the FedEx Logistics organization (including FedEx Supply Chain) had approximately 17,000 employees. FedEx Supply Chain has a small number of employees who are members of unions. FedEx Logistics is an operating segment that is included in “Corporate, other, and eliminations” in our segment reporting.
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
As trade throughout the world grows, so does the FedEx Logistics solutions portfolio. As of May 31, 2025, FedEx Logistics operated approximately 115 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. FedEx Logistics maintains a network of air and ocean freight-forwarding service providers and has entered into strategic alliances to provide services in certain countries in which it does not have owned offices.
FedEx Logistics offers customized trade solutions that enable improved compliance practices through FedEx Trade Solutions.
FedEx Supply Chain
FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics® for technology, retail, consumer and industrial goods, and healthcare industries. With approximately 11,500 employees at nearly 150 facilities as of May 31, 2025, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk, and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, and product liquidation.
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
Trademarks
Federal Express owns numerous trademarks and intellectual property rights relating to the “FedEx” trademark. Those trademarks, service marks, and trade names are essential to our worldwide business, and include FedEx, FedEx Express, FedEx Ground, FedEx Freight, FedEx Office, FedEx Logistics, FedEx Dataworks, FedEx Trade Networks Transport & Brokerage, FedEx Supply Chain, FedEx Custom Critical, and ShopRunner. Federal Express licenses the use of certain trademarks to support our business, and takes active measures to enforce its intellectual property rights where appropriate.
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
Federal Express participates in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of Federal Express’s wide-bodied aircraft in the event of a declared need, including a national emergency. Federal Express would be compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, Federal Express is entitled to bid on peacetime military cargo charter business. Federal Express, together with a consortium of other carriers, currently contracts with the U.S. government for such charter flights.
See “Item 1A. Risk Factors” of this Annual Report for discussion of regulations related to pilots, including the proposed pilot flight and duty time regulations, that could affect our business.
Ground. The ground transportation performed by employees and service providers of Federal Express is integral to its air transportation services. The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes, or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. Federal Express is registered in those states that require registration.
The interstate operations of Federal Express that utilize service providers to conduct certain linehaul operations, as well as the interstate operations of FedEx Freight and FedEx Custom Critical, are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain limited oversight authority over motor carriers. Federal legislation preempts regulation by the states of rates, routes, and services in interstate freight transportation.
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
Greenhouse Gas Emissions: Views about climate change, including the effect of global warming, has led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. In 2016, the International Civil Aviation Organization (“ICAO”) formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) in lieu of a patchwork of country-level requirements to address emissions from international flights. This program established a goal for the aviation industry to achieve carbon neutral growth in international aviation beginning in calendar 2021. Any growth above a global industry emissions baseline would need to be addressed using either eligible carbon offset credits or qualifying sustainable aviation fuel (“SAF”) purchases. As a result of the COVID-19 pandemic’s effect on international aviation, during the pilot phase of the CORSIA program (from calendar 2021 to calendar 2023), flight activity did not exceed the baseline, so airlines had no offsetting obligations. During the subsequent first phase of the program, which runs from calendar 2024 to calendar 2026, flight activity is rebounding, and emissions are expected to exceed the baseline. The U.S. agreed to participate but has not fully implemented CORSIA to date. In the interim, we continue to voluntarily report our emissions data to the FAA.
Other ICAO member states are moving forward with implementing CORSIA and have taken additional action to reduce aircraft GHG emissions. For example, both the EU and the United Kingdom have implemented regulations to include aviation in the Emissions Trading Scheme (“ETS”). For the EU, under these regulations any airline with flights originating or landing in the European Economic Area (“EEA”) is subject to the ETS. Beginning in calendar 2012, airlines including Federal Express were required to purchase emissions allowances or, alternatively, purchase qualifying SAF if they exceeded the number of free allowances allocated under the ETS. While the current scope of ETS has been limited to apply only to flights within the EEA through calendar 2026, the EU adopted legislation in 2023 requiring that a study be conducted in July 2026 reassessing whether the European Commission should propose to expand the scope of ETS to include international flights from the EEA based on CORSIA implementation and performance.
We expect compliance with CORSIA and the ETS to increase FedEx operating expenses. The amount of such increase will ultimately depend on a number of factors, including CORSIA and ETS program elements still under development or reconsideration, the number of our flights subject to CORSIA and the ETS, the fuel efficiency of our fleet, the average growth of the aviation sector, our ability to utilize SAF in the future and the price of such fuels, the availability of free allowances (which will be eliminated entirely by the end of calendar 2026), and the price of eligible emission units, offsets, or allowances required to be purchased by FedEx.
Additionally, in 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of currently in-production aircraft types from calendar 2023. ICAO established a production cutoff date of January 1, 2028 for aircraft that do not comply with these standards. The standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In 2021, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards, and the FAA finalized its own conforming rulemaking to implement the standards through its aircraft certification process which went into effect on in April 2024. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In January 2025, the U.S. again withdrew from the Paris climate accord, an agreement among 197 countries to reduce

GHG emissions. The effect of the withdrawal on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain.
Additionally, the extent to which other countries implement that agreement could have an adverse direct or indirect effect on our business. Starting in January 2025, we are required to monitor and report the non-carbon dioxide aviation effects for certain routes in the European Union as part of the expanded scope of the ETS. In January 2027, we will be required to monitor and report non-carbon dioxide effects for all flight activity involving an airport located in the EEA. While the requirement currently is only to report and verify the non-carbon dioxide emissions, we may be required to comply with additional reporting obligations in the future. See “Item 1A. Risk Factors — Environmental, Climate, and Weather Risks — We may be affected by global climate change or by legal, regulatory, or market responses to such change” for information on disclosure requirements regarding GHG emissions and other environmental matters.
Sustainable Aviation Fuels: On October 18, 2023, the EU adopted its RefuelEU regulation requiring fuel producers at certain EU airports to supply a minimum percentage of blended SAF to aircraft operators beginning January 1, 2025. The mandate requires that, beginning in calendar 2025, two percent of the jet fuel supplied in certain EU airports must qualify as SAF, and the percentage increases incrementally to 70% in calendar 2050. Fuel suppliers have incorporated a SAF fee into future uptake agreements for their compliance or production costs related to the Refuel EU regulation. As part of the RefuelEU requirements, beginning January 1, 2025, we are required to submit a verified compliance report on actual fuel uplift at EU covered airports, SAF purchases, and economic fuel tankering. A similar mandate went into effect in the United Kingdom on January 1, 2025. We continue to monitor the introduction of fuel mandates in other countries and regions across the world.
Hazardous Substances: U.S. federal and state authorities continue to adopt legislation and regulations restricting the use of certain per- and polyfluoroalkyl substances (“PFAS”). PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams approved for use by the FAA to extinguish fuel-based fires at airports and refineries. In April 2025, the EPA announced its strategic plans to comprehensively address PFAS in air emissions, water, land, waste, and manufactured and imported products. Certain states have adopted laws banning the manufacture, sale, distribution, and/or use of firefighting foams with intentionally added PFAS. The EPA rule designating certain PFAS as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) became effective July 2024. The EPA rule could subject airlines and refineries to potential liability for cleanup of historical PFAS contamination. We could incur remediation costs for currently and formerly operated facilities. While the impact of these federal and state laws and regulations on our business and operations cannot currently be predicted, we remain committed to transitioning to PFAS-free materials for fire suppression in accordance with the framework outlined by the FAA in May 2023.
Vehicle Emissions Regulations: The Clean Air Act grants the EPA and, through the preemption waiver process, the state of California the authority to set vehicle emission standards. In October 2023, the California Air Resources Board’s (“CARB”) Advanced Clean Fleets (“ACF”) rule requiring subject companies to add an increasing percentage of medium and heavy duty zero emission trucks became effective. The U.S. president signed congressional resolutions preventing California from implementing its ACF rule and its stricter emission standards for heavy-duty vehicles in June 2025. In response, California filed a lawsuit challenging the president’s authority to prevent implementation of the program and standards. We will continue to monitor federal and state actions on vehicle emissions regulations for impacts to our operations.
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
Export Controls. In recent years, the U.S. government has increased the number of companies and persons subject to U.S. export control regulations. Such regulations can restrict the types of items that FedEx customers are permitted to ship to certain entities, and in some instances may prohibit FedEx from serving certain entities altogether. Violations of these regulations can result in significant monetary and other penalties. For example, the Export Control Reform Act of 2018 (the “ECRA”) and the International Emergency Economic Powers Act (the “IEEPA”), and their implementing regulations, the Export Administration Regulations and Office of Foreign Asset Control regulations, may hold carriers such as FedEx strictly liable for violations without requiring evidence that the carriers had knowledge of any violations. Violations of the ECRA and IEEPA can result in criminal penalties of up to $1 million and civil penalties up to $378,000 (or twice the value of the transaction) per individual violation. FedEx continues to invest in improvements and updates to its export control compliance programs. However, the heightened focus on export controls by the U.S. government increases FedEx’s exposure to potential regulatory penalties and could result in higher compliance costs.
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
Labor. All U.S. employees at Federal Express are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the U.S. at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board (“NMB”) before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the nation’s economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.
The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are now the dominant national transportation systems. As an express air carrier with an integrated air/ground network, Federal Express and its employees have been covered by the RLA since the founding of the company. The purpose of the RLA is to provide employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting the nation’s transportation networks from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at Federal Express, cannot be shut down by the actions of a local segment of the network.
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
Reputation and Responsibility
FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2025, FedEx ranked 20th overall on FORTUNE magazine’s “World’s Most Admired Companies” list — the 25th consecutive year FedEx has ranked among the top 20 on the prestigious list. We also retained our position as the highest ranked delivery company on the overall “World’s Most Admired Companies” list. Additionally in 2025, Ethisphere, a global leader in defining and advancing the standards of ethical business practices, named FedEx as one of the “World’s Most Ethical Companies®” for the third consecutive year. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2025, FedEx was named a finalist for the “Top Companies for Women to Work in Transportation” by Redefining the Road, the official magazine of the Women in Trucking Association, and was also recognized as one of Forbes’ “America’s Best Employers 2025.”
The success of our efforts is built on our sound corporate responsibility practices, which are aligned with our strategic focus. Our 2025 Corporate Responsibility Report is available at fedex.com/en-us/sustainability/reports.html. This report details progress toward our sustainability strategies, goals, and initiatives and our approach toward industry leadership in sustainability to support our strategy and values. Information in our Corporate Responsibility Report is not incorporated by reference in, and does not form part of, this Annual Report.
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

Human Resource Management
Our Culture
At FedEx, our unified culture has enabled us to drive progress and innovation for over 50 years. At the foundation of our culture is our People-Service-Profit philosophy—the belief that creating an environment where people are valued and have an opportunity to succeed leads to exceptional service, which generates the profitability to fund our future and reward our people. Our team members span geographies and backgrounds yet we are united by a common goal—the Purple Promise, which is our commitment to make every FedEx experience outstanding. The Compensation and Human Resources Committee of our Board of Directors reviews and discusses with management our key human resource management strategies and programs.
Our culture is a strategic asset and a key enabler. Our five culture values—take care of each other, commit to do good, own outstanding, drive business results, and create what’s next—are attributes that inspire confidence and commitment from team members, global communities, customers, and stockholders. We are a global team of innovators and collaborators, committed to bringing our People-Service-Profit philosophy to life by:
•Prioritizing safety.
•Taking care of our team members.
•Embracing inclusion so everyone feels appreciated, valued, and provided opportunities to grow within the company.
•Delivering excellence and value for our customers and stockholders.
•Acting with integrity in all that we do.
•Supporting our communities.
•Helping shape a better world.
•Growing profitably to reinvest in our team members and business.
Following the one FedEx consolidation, we are continuing to harmonize our human resource structures across the enterprise to improve team collaboration and enable more effective sharing of knowledge, resources, and strategies.
Health and Safety
The health, safety, and well-being of our team members and service providers are top priorities. We foster safety within our operations, on the road, and in surrounding communities to help reduce the frequency and severity of accidents and injuries. Our business decisions are informed by our “Safety Above All” philosophy, which is integrated in our health and safety policies, technology investments, risk evaluation processes, training programs, and awards. The Governance, Safety, and Public Policy Committee of our Board of Directors oversees our safety strategies, policies, programs, and practices and safety-related risk management strategies, programs, and initiatives.
Equality, Opportunity, and Diversity
FedEx is—and has been since its founding in 1971—committed to equality, opportunity, and diversity and the belief that when we give everyone the opportunity to grow and advance in their careers, our team members thrive and FedEx prospers. Equality, opportunity, and diversity are interwoven across our four strategic pillars: Our People; Our Education and Engagement; Our Communities, Customers, and Suppliers; and Our Story. Each international region at FedEx has councils that leverage the unique perspectives of our team members and embed culture, equality, opportunity, and diversity across business operations. We also offer a variety of Employee Resource Groups, which are open to all FedEx employees and provide a unique blend of social, educational, and professional opportunities that support personal and professional growth and business objectives. Consolidated EEO-1 Reports can be found at fedex.com/en-us/sustainability/reports.html.
Quality of Life
We promote the health, safety, and well-being of our people through integrated benefit offerings that apply to everyday life, both inside and outside of work. Our comprehensive benefits include healthcare coverage, well-being programs, basic and supplemental life and accidental death and dismemberment insurance, paid sick leave, paid time off, and parental leave for all eligible full- and part-time employees. Our teams also analyze survey data at the local, national, and enterprise levels and conduct routine peer benchmarking and internal pay equity analyses to incorporate best practices, keep abreast of regulatory developments, and develop competitive offerings.

In the U.S., we cover approximately 70% of the total eligible health costs at the plan level for approximately 350,000 enrolled employees and dependents. These health benefits include flexible medical, behavioral, dental, vision, and pharmacy coverage, in addition to mental health services. We are dedicated to supporting the mental health of our employees. Our Employee Assistance Program offers free, confidential counseling and mental health services 24/7 to both U.S. employees and their household members, regardless of their enrollment in our medical plan, and we are in the process of expanding this program globally. We frequently communicate with employees on how to access these resources to promote their use across the enterprise.
Learning and Development
We are committed to helping our team members grow and develop their careers at FedEx and constantly adapt our offerings to meet current company needs and prepare capabilities we anticipate needing in the future. As part of the core new employee orientation, all new hires are required to learn about safety, security, compliance, and sustainability as applied to the responsibilities of their respective roles. Additionally, the FedEx Learning Center houses easily accessible online courses available to all team members and allows us to track progress on employee learning goals. We also implement programs and initiatives for our executives that focus on leadership skills, succession planning, and fostering institutional knowledge to facilitate engagement, career growth, and strong leadership.
Through our Learning inspired by FedEx (LiFE) program, in collaboration with the University of Memphis, we offer free, online degree opportunities across 30 associates’ and bachelors’ programs. Our Education for Life program also offers discounted or debt-free college at several schools in the U.S. to promote higher education and personal development. FedEx maintains a robust performance management process to support ongoing dialogue and career growth for our team members.
Talent Acquisition, Engagement, and Turnover
FedEx uses effective recruiting processes to attract top-tier candidates. Our hiring strategy is data-driven and centered around recruiting a unified, skilled workforce that meets our unique business needs. In addition to the development of our external talent pipeline, we are committed to providing opportunities to upskill current team members to ensure our workforce successfully meets our evolving business needs. Job-specific learning opportunities include our Driver Development program, which provides hands-on experience for team members to become professional tractor-trailer drivers. We conduct periodic audits of our labor practices to assess compliance with regulatory requirements.
We strive to retain our talented team members through engagement opportunities, competitive wages, comprehensive benefits, flexible scheduling, and a wide range of career development programs. We value our team members’ feedback and utilize annual surveys, employee networks, and direct channels to gather constructive feedback and recommendations. These initiatives enable us to listen to our team members’ challenges and recommendations to help us refine our human resource management strategy and optimize the employee experience. We also include culture- and inclusion-related questions within our engagement surveys to better understand all perspectives in our workforce and integrate employee feedback into our initiatives.
Globally, in 2025, we hired over 406,000 full- and part-time team members. Turnover for part-time team members, primarily package handlers at our sorting locations, was 70%, while full-time team member turnover was 24%, in 2025. Turnover rates among part-time frontline workers in a number of industries are historically higher than among other employee groups. Within the ground transportation industry, many part-time workers pursue temporary employment opportunities that allow them to exit and re-enter the workforce more frequently based on their needs. These traditionally higher rates have recently been further exacerbated by elevated hiring volumes.
Other Information
As of May 31, 2025, FedEx employed approximately 300,000 permanent full-time and approximately 210,000 permanent part-time employees and utilized approximately 5,700 service providers to conduct certain linehaul and pickup-and-delivery operations.
See “Business Segments — Federal Express Segment — Employees and Service Providers” for information regarding our continued bargaining efforts to reach an agreement with the union representing our pilots. A small number of our other employees are members of unions. For additional information, see “Business Segments” and “Regulation” and “Item 1A. Risk Factors.”
Our Community
FedEx is committed to actively supporting the communities we serve worldwide through the strategic investment of our people, resources, and network. Through FedEx Cares, our global community engagement program, we support non-profit organizations working to solve social challenges relevant to our business, customers, and team members. We pair donations with charitable shipping and access to our global network, team member volunteers, subject matter expertise, influence, and connections to meet social and business goals. We make our biggest investments in areas where we can address significant issues and apply our unique business capabilities. Real change takes significant investment, authentic support for communities, and a commitment to continuous learning. FedEx Cares focuses on four major giving pillars:
•Delivering for Good: FedEx comes to the aid of people around the world when they need it most — during times of disaster and crisis. We support best-in-class humanitarian aid nonprofits and use our expansive network to quickly deliver lifesaving and complex shipments that benefit our communities.
•Empowering Entrepreneurs: We empower entrepreneurs from all backgrounds with the training, connections, and other resources they need to compete in the global marketplace more effectively, expand their customer base, generate new jobs, and create a better life for themselves and their communities.
•Advancing Climate Solutions: To help us deliver a more sustainable future, we support research and start-ups to advance long-term climate solutions. We also support initiatives that promote a more circular economy and local conservation efforts to help communities adapt to climate change.
•Engaging People & Communities: Addressing local needs and societal challenges in communities globally is important to us. We collaborate with nonprofits that strive to ensure access to opportunities for everyone, while also encouraging our employees to contribute by volunteering. Our goal is to cultivate a brighter and more inclusive future for all.
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
The Environment
With such an expansive global network, managing for consequential environmental progress at FedEx requires a wide-ranging plan, strategic investment, and measured action. Building on decades of environmental progress, in 2021 we set our ambitious goal to achieve carbon neutrality by calendar 2040 across our global operations’ Scope 1 and Scope 2 GHG emissions and our Scope 3 contracted transportation emissions.
We continue to deploy a three-part strategy to meet our calendar 2040 goal, which covers the comprehensive, long-term actions needed within our own operations, but also to support the low-carbon transition of the transportation and logistics industry as a whole.
•Decarbonize what’s possible: includes leveraging today’s cost-effective technology to reduce our emissions, such as more fuel-efficient aircraft and electric pickup-and-delivery vehicles.
•Co-create with purpose: includes working with various stakeholders to innovate future needed solutions, such as low-emission heavy duty transportation vehicles.
•Neutralize what’s left: utilizing durable carbon credits to offset remaining emissions in the latter part of the next decade.
We align our assessment and reporting approach with the recommendations from the Global Reporting Initiative, Sustainability Accounting Standards Board, the Task Force on Climate-related Financial Disclosures, and applicable mandatory disclosure requirements. Evaluation of climate-related physical and transition risk is integrated into our enterprise risk management process, which identifies and reports top enterprise risks in the short-, medium-, and long-term through industry research, surveys, and workshops with business leaders. Based on the risks identified, specific contingency plans and strategies are formulated to minimize potential adverse effects on our business. Our investment in and pursuit of a more efficient network and operations, including Network 2.0 and our ongoing air network redesign, support our efforts to create a more connected and sustainable future. We have demonstrated our capabilities to reduce environmental impacts by achieving operational synergies such as improving the efficiency of our fleet, reducing miles driven, and minimizing route redundancies.
However, we recognize that our reduction efforts alone will not be enough to reach our goal of carbon-neutral operations. For this reason, we have helped establish the Yale Center for Natural Carbon Capture, empowering Yale scientists to rapidly advance research on nature-based, durable carbon dioxide removal solutions. We believe that supporting a robust pipeline of solutions via this initiative will help add future supply of carbon credits that are measurable, verifiable, and durable to both the compliance and voluntary marketplace.
Vehicle Electrification
Across FedEx, we aim to create an efficient and sustainable fleet tailored to our operational and customer needs. In selecting the ideal vehicle solution for each application, we carefully consider local regulatory requirements, manufacturing options, vehicle use, and operating and maintenance costs. Electrification and alternative fuels present a significant opportunity to reduce the environmental impact of our global ground fleet further, which includes more than 200,000 motorized vehicles across several vehicle classes, including pickup-and-delivery vehicles, long-haul trucks, forklifts, airport ground services equipment, and other off-road vehicles.
The continued growth of e-commerce means that the electrification of our pickup-and-delivery fleet presents a significant opportunity to address last-mile emissions and support our long-term business. We continue to work toward meeting our target of having 50% of all FedEx pickup-and-delivery purchase orders be electric in calendar 2025 and 100% be electric by calendar 2030. We will continue to take a phased approach to achieve our goal of an all-electric pickup-and-delivery fleet by calendar 2040 while continuing to fine-tune the size and makeup of our fleet. Additionally, we implement fuel-saving measures within our current fleet to help reduce our environmental impact.
As we work toward electrifying our vehicle fleet, making sure we can have adequate charging infrastructure available at our facilities is a priority. We have already built over 1,000 charging stations across our global facilities to support the electrification of our own pickup-and-delivery fleet and the electric vehicle transition of service providers. The electrification of our long-haul fleet poses unique challenges since these vehicles travel long distances and need to be recharged at our centers and potentially in multiple locations along a route, which can require a significant amount of time and energy at facility charging stations. Our vehicles and facilities teams are working with power utilities, government officials, and regulatory agencies to plot a path forward and meet the additional grid capacity and charging challenges.
Our transition to one FedEx has changed our fleet makeup and vehicle dispersion, bringing new opportunities. In 2024, we achieved 40% improvement in vehicle fuel efficiency compared to a 2005 baseline. Due to changes in the mix of vehicles needed as a result of Network 2.0 and other ongoing strategic initiatives, we do not believe we will be able to achieve our goal of a 50% increase in vehicle fuel efficiency by calendar 2025. We continue to review and optimize our sustainability strategies regarding surface operations to determine our best path towards our goal of achieving carbon-neutral operations by calendar 2040.
Sustainable Aviation Fuels
Our owned aircraft operations are the largest contributor to our emissions footprint and aviation fuel also represents one of our largest expenses. For more than a decade, we have actively deployed substantial resources to mitigate these impacts including fuel conservation, modernizing our air fleet, and sourcing cost-competitive SAF. In 2025, we began to take delivery of over three million gallons of blended SAF in our U.S. operations in continued pursuit of our goal to procure 30% of jet fuel from a blend of alternative sources by calendar 2030. In addition, we comply with SAF mandates in different regions around the world. We continue to actively work to help improve the world’s supply of SAF, which is not nearly at the scale needed to meet the demands of the aviation sector. While FedEx works extensively to conserve jet fuel and modernize our air fleet, our carbon neutral ambition relies on reducing emissions with SAF and carbon sequestration to remove and store excess carbon. Advancing these nascent technologies and markets requires extensive collaboration with industry, academia, non-governmental organizations, and governments.
To accelerate SAF solutions, we are proud members of the Aviation Sector working group of the First Movers Coalition, a global initiative dedicated to decarbonizing challenging industrial sectors, including the aviation industry. We also advocate for responsible policies and incentives to advance alternative fuel technologies, expedite global SAF production, and enhance the availability and affordability of low-carbon fuel. We acknowledge the complexities faced by the aviation industry in achieving large-scale SAF deployment and recognize the potential need for additional solutions to enhance efficiency and reduce emissions.
Aircraft Fuel Conservation and Aircraft Fleet Modernization
At FedEx, we are working to minimize the environmental footprint of our aircraft fleet through fuel conservation, airline route optimization, and the exploration of more sustainable or efficient transportation options within our extensive network. We are proud to have achieved a 30% reduction in aircraft emissions intensity from a calendar 2005 baseline. We first established this goal in calendar 2008, with a target of a 20% reduction by calendar 2020 from a calendar 2005 baseline. After meeting that goal ahead of schedule, we later revised our target to a 30% reduction in emissions intensity by calendar 2020. While the global increase in shipping volume generated by the COVID-19 pandemic delayed the retirement of certain aircraft and led us to fall short of that goal in calendar 2020, we have now achieved this target. In 2024, we saved 130 million gallons and 11.1 million gallons of jet fuel through our aircraft modernization initiatives and FedEx Fuel Sense program, respectively.
We are dedicated to modernizing our fleet of nearly 700 aircraft to reduce costs, enhance reliability and operational adaptability, improve fuel efficiency, and minimize emissions. We continue to replace older aircraft with more fuel-efficient models to reduce GHG emissions, air pollution, and local noise pollution. We are currently scheduled to take delivery of seven Boeing 767F, three ATR-72 600F, and 19 Cessna 408 aircraft by the end of 2026. During 2025, Federal Express exercised options to purchase eight B777F aircraft and ten ATR 72-600F aircraft. Of the eight B777F aircraft, three are expected to be delivered in calendar year 2026 and five are expected to be delivered in calendar year 2027. Of the ten ATR 72-600F aircraft, three are expected to be delivered in calendar year 2027, four in calendar year 2028, and three in calendar year 2029. Delays could impact these timelines. Additionally, in 2025, we made the decision to permanently retire from service 12 aircraft, including two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, and three Boeing MD-11 aircraft, and eight related engines. We plan to retire the entire Boeing MD-11 fleet by the end of

2032. These retirements are aligned with the company’s fleet reduction and modernization strategy as the company continues to improve its global network efficiency and better align air network capacity with anticipated demand. For more information about our expected future aircraft deliveries, see “Item 2. Properties” of this Annual Report under the caption “Federal Express Segment” and Note 15 of the accompanying consolidated financial statements.
Facilities
We work to support the long-term health and well-being of our business, the planet, and the communities in which we operate through the sustainable operations of our more than 5,000 air and ground hubs, local stations, freight service centers, and retail locations. Our transition to one FedEx and implementation of Network 2.0 will support our sustainability efforts through the minimization of operational redundancies and reduction in our overall physical footprint.
As we support electric vehicle deployment and charging infrastructure, our energy demand will increase. In response to this challenge, we invest in both on- and off-site renewable energy generation and procurement of renewable energy. Given the complexity of grid systems, different real estate models, utility markets, and a varied regulatory landscape, the viability of on-site renewable energy differs by facility. The pace of these investments is designed to grow in the coming years to address our increased electricity demands. We have set new mid-term renewable energy goals through calendar 2033 as we advance to our goal of having all electricity used at our facilities from renewable sources by calendar 2040. Our approach to innovating operations involves continued investments in energy efficiency and management, renewable energy procurement, facility resiliency, environmental compliance and waste reduction, among other initiatives. For new facilities, we integrate energy efficiency specifications and explore on-site renewable energy generation options into the design.
We are committed to embedding resiliency in our operations as the physical risks of climate change increase, causing extreme weather events, strain on electricity grids, and higher energy costs. We invest in infrastructure reinforcement to meet growing electricity demand and evolving renewable generation standards, in addition to mitigating the potential for storm damage. We also continuously enhance our contingency planning to address the impacts of severe weather more quickly. We strive to reduce the waste we generate and recycle waste when possible. We challenge our individual team members to find new ways to improve efficiencies and equip them with Quality Driven Management (“QDM”) tools to assist in identifying waste. QDM tools are designed to drive continuous improvement and, in many cases, successful ideas become integrated across our networks.
Sustainable Customer Solutions
We recognize that transporting goods for our customers can lead to environmental impacts through emissions and waste generation. We embed circularity principles into our package design to minimize our environmental impact while protecting shipments from damage and loss. Our more sustainable packaging choices, such as the resealable Reusable Padded Pak, give our customers more choice to reduce waste associated with their shipping and returns. To help us source our packaging materials responsibly, we seek relevant third-party certifications and review these certifications bi-annually. In calendar 2024, 74% of FedEx packaging materials were from third-party certified sources. The FedEx Sourcing team also conducts annual reviews of our critical supplier’s environmental management practices and sustainability programs, including recommending improvement areas.
Our FedEx® Sustainability Insights (“FSI”) tool gives our customers and suppliers access to estimated CO2e emissions data associated with their FedEx shipments, from the individual package to account levels, enabling them to understand their environmental impact and drive informed supply chain decisions. This tool enables greater transparency for customers to inform their emissions reporting, understand their carbon footprint, and make informed decisions about their shipping patterns. Additionally, U.S.-based customers can forecast future emissions through predictive modeling capabilities. FSI is third-party verified to adhere to the GHG Protocol and Global Logistics Emissions Council framework. Launched globally in 2024, FedEx® Sustainability Insights is currently translated into more than 30 languages and available in over 100 markets. Since July 2023, over 13,000 customers have generated emissions reports from the tool. Providing our customers with this level of information empowers them to gain a better understanding of their Scope 3 emissions generated from their shipping activities with us and to plan ahead for future improvements.
For additional information on the ways we are minimizing our impact on the environment, see fedex.com/en-us/sustainability.html. For additional information regarding environmental, climate, and weather-related regulation and risks, see “Regulation” above and “Item 1A. Risk Factors” under “Environmental, Climate, and Weather Risks.”
Governance
The FedEx Board of Directors is comprised of a majority of independent directors and is committed to the highest quality corporate governance and accountability to stockholders. Our Board of Directors periodically reviews all aspects of our governance policies and practices, including our Corporate Governance Guidelines (the “Guidelines”) and our Code of Conduct, in light of best practices and makes whatever changes it deems appropriate to further our longstanding commitment to the highest standards of corporate governance. The Guidelines and the Code of Conduct, which apply to all of our directors, officers, and employees, including our principal executive officer and senior financial officers, are available under the Corporate Governance heading under “Governance”

on the Investor Relations page of our website at investors.fedex.com. We will post under the Corporate Governance heading on the Investor Relations page of our website information regarding any amendment to, or waiver from, the provisions of the Code of Conduct to the extent such disclosure is required.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, results of operations, financial condition, and the price of our common stock. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of operations, financial condition, and the price of our common stock. Although the risks below are organized by headings and each risk is discussed separately, many are interrelated.
Macroeconomic and Market Risks
We are directly affected by the state of the global economy and geopolitical developments. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth — key macroeconomic measurements influenced by, among other things: inflation and deflation; international trade policies and relations; supply chain disruptions; interest rates and currency exchange rates; labor costs and unemployment levels; fuel and energy prices; inventory levels; spending patterns (including shifts from goods to services and vice versa); disposable income; debt levels; credit availability; political uncertainty; public health crises; and geopolitical tensions or conflicts. When individuals and companies purchase and produce fewer goods, we transport fewer goods, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport goods shorter distances, which adversely affects our yields and results of operations. Certain manufacturers and retailers are making investments to produce and store goods in closer proximity to supply chains and consumers. Additionally, in 2025, we continued to see customer preference for slower, less costly shipping services and experienced lower fuel surcharges at FedEx Freight and reduced demand surcharges at Federal Express. We expect service mix to shift further toward deferred service offerings in 2026. Further, the scale of our operations and our relatively high fixed-cost structure, particularly with respect to our air network, make it difficult to quickly adjust to match shifting volume levels. For more information, see “Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels.” below.
The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to continued weakened business conditions for the transportation industry, leading to lower freight and package volumes. Additionally, recent changes in U.S. and international trade policy, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry. We also continue to experience pressure on demand for our transportation services, particularly our priority services, from the impact of elevated inflation and interest rates on consumer and business spending. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
Moreover, given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the ongoing conflicts between Russia and Ukraine and in the Middle East or escalations thereof, may adversely affect our business and results of operations. For example, services in Ukraine remain limited, services in Belarus remain suspended, and we have exited our operations in Russia. While these conflicts have not had, and we do not expect these conflicts to have, a direct material effect on our business or results of operations, the broader consequences of these conflicts, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by foreign governments and other groups against us; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted. Geopolitical uncertainty negatively affected our results of operations in recent years.
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

Additional changes in international trade policies, including with respect to tariffs, and relations could significantly reduce the volume of goods transported globally, increase our costs, and materially and adversely affect our business, results of operations, cash flows, and financial condition. The U.S. government has taken certain actions that have negatively affected U.S. trade, including imposing tariffs on many goods imported into the United States. Additionally, many foreign governments have imposed, and others have threatened to impose, tariffs on certain goods imported from the United States. These actions have contributed to weakness in the global economy that has adversely affected our results of operations. Increased tariffs may lead to lower levels of trade or heightened political tensions. Additional changes to global trade policies could lead to increased tariffs, export controls, quotas, embargoes, or sanctions, which may lead to increased prices or trade limitations for goods transported globally, potentially reducing customer demand for our services. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
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
Our transportation businesses and their profitability are affected by the price and availability of jet and vehicle fuel, as well as our ability to collect fuel surcharges. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could adversely affect our operating results. Lower fuel prices have negatively affected yields through lower fuel surcharges at each of our transportation segments in recent years. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. As of May 31, 2025, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations, and we currently have no plans to use derivative financial instruments for this purpose in the future.
Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative effect on our ability to operate our transportation networks. The following factors may affect fuel supply and could result in shortages and price increases in the future: weather-related events; natural disasters; political disruptions or wars involving oil-producing countries; economic sanctions imposed against oil-producing countries or specific industry participants; changes in governmental policy concerning fuel production, transportation, taxes, or marketing; changes in refining capacity; sustainability concerns; cyberattacks; and public and investor sentiment.
Operating Risks
The failure to successfully execute our DRIVE transformation, including Network 2.0 and Tricolor, in the expected time frame and at the expected cost may adversely affect our future results. In 2023, FedEx announced DRIVE, a comprehensive program to improve long-term profitability. The program includes Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada, as well as Tricolor, the redesign of the Federal Express international air network to improve efficiency and asset utilization. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
There can be no assurance that the Federal Express and legacy FedEx Ground businesses and networks, which historically operated separately and independently, can successfully be fully integrated as planned. Additionally, it is possible that the business and network integration and optimization process could result in higher-than-currently-expected costs, less-than-expected savings, the loss of customers, the disruption of ongoing businesses, union organizing, litigation, legal disputes with service providers, governmental agency challenges, the loss of key employees or service providers, or other unexpected issues. It is also possible that the overall process will take longer than currently anticipated. Additionally, the following issues, among others, must be addressed in order to realize the anticipated timing and projected benefits of our transformation initiatives:
•our ability to maintain coverage of U.S. employees at Federal Express under the RLA and successfully manage challenges to the employment status of drivers employed by service providers utilized in certain linehaul and pickup-and-delivery operations, in addition to other labor-related risks;
•combining the Federal Express and legacy FedEx Ground physical networks and operations, including consolidating or optimizing pickup-and-delivery and linehaul operations;

•integrating, consolidating, and implementing new administrative and back-office support functions, information-technology infrastructure, and computer systems;
•integrating and unifying the offerings and services available to FedEx customers;
•harmonizing certain operating practices; human resource management practices such as employee recruitment, development, and compensation programs; internal controls; and other policies, procedures, and processes;
•maintaining or amending existing agreements with customers and service providers and avoiding delays in entering into new agreements with prospective customers and service providers;
•legal challenges by service providers or governmental agencies seeking to slow or stop plans related to Network 2.0;
•addressing possible differences in business backgrounds, corporate cultures, and management philosophies;
•addressing employee issues so as to promote retention and maintain efficient and effective labor and employee relations;
•maintaining access to ports of call and railroads for intermodal support;
•managing the movement of certain positions to different locations;
•obtaining any required regulatory licenses, operating authority, or contractual consents;
•managing unforeseen increased expenses or delays associated with the integration process; and
•mitigating the potential distraction and diversion of resources and of management’s time and attention associated with the planned spin-off of FedEx Freight.
We may be unable to achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our transformation initiatives. The actual amount and timing of costs to be incurred and related cost savings and reductions to our permanent cost structure resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could also result in asset impairment charges and changes to our tax liabilities and deferred tax balances and subject us to litigation. If we are not able to successfully implement our DRIVE transformation, our future financial results will suffer and we may not be able to achieve our financial performance goals.
All of these factors could adversely affect FedEx’s results of operations and negatively affect the price of our common stock. In addition, at times the attention of certain members of our management may be focused on our transformation initiatives and diverted from day-to-day business operations, which may disrupt our business.
A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical sensitive or confidential information, adversely affecting our reputation, business, or results of operations. Our ability to attract and retain customers, efficiently operate our businesses, execute our DRIVE transformation, and compete effectively increasingly depend in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers (including personal information), and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations. For example, we rely on information technology to receive shipment information in advance of physical receipt of packages, to track items that move through our delivery systems, to efficiently plan deliveries, to clear shipments through customs, to execute billing processes, and to track and report financial and operational data. We are subject to risks imposed by data breaches and operational disruptions, both random and targeted, including through cyberattack or cyber-intrusion, ransomware attack, malware attack, or denial-of-service attack by computer hackers, foreign governments and state-sponsored actors, cyber terrorists and hacktivists, cyber criminals, malicious employees or other insiders of FedEx or third-party service providers, and other groups and individuals. Data breaches and other technology disruptions of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data and could result in unauthorized or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information.
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
We also depend on and interact with the technology and systems of third parties, including our customers and third-party service providers such as cloud service providers and delivery services. Certain third parties host, process, or have access to information we maintain about our company, customers, employees, and vendors and/or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close down their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. A cyberattack has and may in the future defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. Certain third parties also have and may in the future experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. See “Failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx, could have a material adverse effect on our business and results of operations.” below for more information. In 2025, the information systems of one of our third-party service providers experienced a security breach that resulted in unauthorized access to the third-party’s cloud environment, including certain systems that contained our data. This incident did not have a material adverse effect on our business or results of operations. However, there can be no assurance that similar events will not have such an effect in the future.
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
We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Even if we detect a cybersecurity incident, the nature and extent of the incident may not be immediately clear. It may also not be clear how best to contain and remediate any harm caused by the cybersecurity incident, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Based on the sophistication of threat actors and the size and complexity of our information systems and network environment, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. In addition, while the investigation of a cybersecurity incident is ongoing, we may not know the full extent of the harm caused by a threat actor, and such harm may spread both internally and to certain customers, vendors, or other third parties. Additionally, our logging capabilities and the logging capabilities of third parties are not always complete or sufficiently detailed, which could affect our ability to fully investigate and understand the scope of security events. Given the age, size, and complexity of our network environment, operational technology, and computer systems, patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the development of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited and results in the disruption of our operations or compromise of our information systems or data. A significant number of our employees as well as customers and others with whom we do business continue to work remotely or in hybrid models, which may heighten these risks. These risks may also be heightened by our DRIVE transformation and the planned spin-off of FedEx Freight into a separate, publicly traded company.
Furthermore, we are subject to an increasing number of cybersecurity compliance and reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business and results of operations. See “Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection.” for additional information on risks related to legal and regulatory developments with respect to data protection.
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
As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. See Note 9 of the unaudited condensed consolidated financial statements included in “Item 1. Financial Statements” of our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2022 for more information. Given this trend, it is possible that additional claims could exceed our aggregate coverage limits. If another claim were to exceed our aggregate insurance coverage, we would bear the excess in addition to our exposure not covered by excess insurance carriers.
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
The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis on our business, results of operations, cash flows, and financial condition are highly unpredictable. A widespread outbreak of an illness or any other communicable disease or public health crisis could have varying effects on the demand for our services, our business operations, and the global economy and supply chains. The extent of the effect of such an event on our business, results of operations, and financial condition, as well as the global economy, will be dictated by developments that cannot be predicted, such as its duration and spread; the success of efforts to contain it and treat its effects, such as travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions; the possibility of additional subsequent widespread outbreaks and variant strains and the effect of actions taken in response; and the resulting effects on the economic conditions in the global markets in which we operate.
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
Failure to complete the adjustment of our air network to remove costs related to services previously provided to the United States Postal Service (“USPS”) could adversely affect our profitability. The contract for Federal Express to provide the USPS transportation services within the United States expired by its terms on September 29, 2024, and Federal Express continued to provide air transportation services domestically and to Puerto Rico through the contract’s expiration. If we are unable to complete the adjustment of our air network to remove costs related to the services previously provided to the USPS, our profitability could be negatively affected.
Strategic Risks
Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as those related to our DRIVE transformation, including Network 2.0 and Tricolor. See “The failure to successfully execute our DRIVE transformation, including Network 2.0 and Tricolor, in the expected time frame and at the expected cost may adversely affect our future results.” above and “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information. In addition, we are investing in data insight solutions intended to drive supply chain efficiency for our customers.
Such initiatives and enhancements may require us to make significant capital expenditures or incur significant expenses. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, digital revenue growth, and other benefits from our strategic investments and other decisions. For example, in June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. The actual amount and timing of business optimization costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.

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
The planned spin-off of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial and strategic benefits. In December 2024, we announced our intention to separate FedEx Freight from our portfolio structure through the creation of a separate, publicly traded company (“NewCo”). The planned separation, which would be implemented through the spin-off of shares of NewCo to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026. Completion of the planned spin-off is subject to the final approval of our Board of Directors and will be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the receipt and continuing validity of a private letter ruling from the Internal Revenue Service (“IRS”) and/or favorable opinions of our U.S. tax advisors with respect to the tax-free nature of the transaction, the receipt of other regulatory and contractual approvals, and the availability of financing for NewCo on satisfactory terms. The proposed spin-off is complex in nature, and unanticipated changes or developments could delay or prevent the completion of the spin-off or cause the spin-off to occur on terms or conditions that are different or less favorable than expected. Whether or not we complete the spin-off, we may face significant challenges in connection with the transaction, including, without limitation:
•the diversion of the attention of our Board of Directors and senior management from the pursuit of our business strategy and long-term planning and of our management and employees from day-to-day operations;
•our ability to maintain NewCo’s continued support of our DRIVE transformation, Network 2.0, Tricolor, and other strategic initiatives;
•our ability to maintain operational, commercial, data and information technology, brand and intellectual property, human resources, finance, legal, sales, and marketing continuity where necessary between FedEx and NewCo and establish stand-alone functions and infrastructure at NewCo where necessary;
•the risk that if the IRS determines that certain steps of the planned spin-off do not qualify for tax-free treatment for U.S. federal income tax purposes, FedEx and its stockholders could incur significant tax liabilities;
•costs and expenses related to the planned spin-off (which are expected to be significant), including costs related to commercial and operational dis-synergies; restructuring and other transaction expenses; expenses related to establishing stand-alone operational, commercial, personnel, and digital and technology infrastructure at NewCo; and accounting, tax, legal, and other professional services expenses, any of which may be higher than initially expected;
•retaining existing business and operational relationships, including with customers, suppliers, employees, and other counterparties;
•addressing employee issues so as to promote retention and motivation and maintain efficient and effective labor and employee relations;
•obtaining any required regulatory licenses, operating authority, or contractual consents;
•determining the appropriate allocations of assets and liabilities between FedEx and NewCo, as well as the terms governing the relationship between FedEx and NewCo following the spin-off; and
•potential negative reactions from investors and other external stakeholders.
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
We depend on our strong reputation and the value of the FedEx brand. FedEx is one of the most widely recognized, trusted, and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. The FedEx brand name symbolizes high-quality service, reliability, and speed. In addition, we have a strong reputation among customers, team members, and the general public for high standards of corporate responsibility, governance, and ethics. The FedEx brand name and our corporate reputation are powerful tools for sales, marketing, and recruitment, and we devote significant resources to promoting and protecting them. Adverse publicity or sensationalism across media channels (whether or not justified) relating to activities including, but not limited to, the following by our team members or others with whom we do business (over whom we may have little or no control) could tarnish our reputation and reduce the value of our brand and goodwill: customer service mishaps, accidents, catastrophes, or incidents involving aircraft, vehicles, or facilities operated by us or our service providers; low safety or service levels; data breaches, cyberattacks, or technology infrastructure disruptions; utilization of emerging technologies such as artificial intelligence; allegations of noncompliance with laws or claims that result in litigation; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; labor relations and workforce reductions or disruptions; our advertising campaigns, sponsorship arrangements, or marketing programs; our sustainability goals and related progress; our political activities and expenditures; or our executive compensation practices.
With the increase in the use of artificial intelligence and social media outlets such as Facebook, YouTube, Instagram, X (formerly Twitter), TikTok, and other platforms, adverse publicity, whether warranted or not, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Certain forms of technology such as artificial intelligence also allow users to alter or create images, videos, and other information relating to FedEx and present the information in a false or misleading manner that seems real. Further, our actual or perceived position, lack of position, or perceived lack of transparency on environmental, social, political, public policy, labor relations, or other sensitive issues could harm our reputation with certain groups, including our customers, stockholders, team members, advocacy groups, government representatives, and regulatory bodies. Expectations regarding these matters continue to evolve and are not uniform. Although we try to adapt and maintain a balance that satisfies all of these stakeholders, we may not always be able or choose to move as quickly or in the direction that various competing interests desire or demand, which could adversely impact our reputation. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent and could materially and adversely affect our business, results of operations, cash flows, and financial condition, as well as require additional resources to rebuild our reputation and restore the value of our brand and goodwill.
We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or they are owned, controlled, or subsidized by foreign governments, which enables them to raise capital more easily. We face intense competition from global air freight forwarders for air freight business. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with flexible labor solutions such as crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn adversely affect our results of operations. For example, Amazon has established a network of hubs, aircraft, and vehicles, recently began offering an LTL freight service for inbound shipments to its distribution facilities, and has expressed an intention to offer its internal delivery capabilities broadly to third parties. See “Item 1. Business” of this Annual Report for additional information.
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
Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, acquired companies, and other assets to support our transportation and business networks. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed based on projections of volume levels and fleet requirements, which have become more difficult to make in light of recent macroeconomic, international trade and geopolitical uncertainty and volatility. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively affect operating margins, and undercapacity could negatively affect service levels. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Asset Impairment Charges” of this Annual Report for information regarding the noncash impairment charges recorded in 2025 and 2024 in connection with our decision to permanently retire certain aircraft and related engines from service.
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
Human Resource Management Risks
Labor-related disruptions and potential changes in labor laws may adversely affect our business and results of operations. Our business is labor intensive in nature, utilizing large numbers of numerous classes of employees and service providers. Despite continual organizing attempts by labor unions, our employees in the U.S. and Canada, except our pilots, are not unionized (we acquired FedEx Supply Chain in 2015, which already had a small number of unionized employees). Additionally, certain of our employees outside of the U.S. and Canada are unionized. For information regarding our continued bargaining efforts to reach an agreement with the union representing our pilots, see “Item 1. Business” of this Annual Report under the caption “Federal Express Segment — Employees.” If we are unable to reach an agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional groups within our workforce become unionized, we may be subject to work interruptions or stoppages, which could adversely affect our business and results of operations.
Labor unions have recently attempted to organize employees at businesses and in industries that have not traditionally been unionized, and in certain instances have been successful. Such attempts could continue in 2026. Additionally, the U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that legislative or administrative actions, or judicial decisions, could attempt to remove Federal Express employees from the jurisdiction of the RLA. Additionally, this jurisdiction could be challenged in connection with our recently completed one FedEx consolidation and ongoing Network 2.0 transformation. For additional discussion of the RLA, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Such legislation or challenge could expose our customers to the type of service disruptions that the RLA was designed to prevent — local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.
There is also the possibility that Congress could pass other labor legislation that could adversely affect our operations with employees governed by the NLRA. In addition, the NMB and the NLRB have and may continue to take actions that could make it easier for our employees, as well as vendor, service provider, and supplier workforces, to organize under the RLA or NLRA. Finally, changes to federal or state laws, regulations, rules, judicial or administrative precedent, or guidance governing employee classification could affect the status of service providers as independent employers of their drivers. If we are deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially, and we could incur significant capital outlays and experience adverse effects to service levels.
Our failure to attract and retain employee talent, meet our purchased transportation needs, or maintain our company culture, as well as increases in labor and purchased transportation costs, could adversely affect our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including members of senior management and successors to members of senior management; failure to protect members of senior management from security threats (which certain executive officers have experienced in the past); the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; and/or our inability to successfully transition key roles could have an adverse effect on our business, results of operations, reputation, and the price of our common stock. We also regularly seek to hire a large number of part-time and seasonal workers, and utilize service providers to conduct certain linehaul and pickup-and-delivery operations.
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
Our business is labor intensive, and our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified service providers and persons in the markets where we and our service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, health and other insurance costs, inflation, fuel and energy prices and availability, behavioral changes, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety, and security levels of our operations, our reputation within the labor and transportation markets, changes in the business or financial soundness of service providers, interest in contracting with FedEx, and the effect of a widespread public health crisis. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase financial rates or modify contract terms and may refuse to provide service to FedEx.
Our inability to effectively meet our labor and purchased transportation needs can increase our costs, hinder our ability to execute our business strategy, negatively affect service levels, and adversely affect our business and results of operations. Certain of these risks may be heightened by our DRIVE transformation, including Network 2.0, and the planned spin-off of FedEx Freight.
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

Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits, could adversely affect our results of operations, financial condition, and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, and retirement ages. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions, and can produce volatility in our results of operations, financial condition, and liquidity. For example, we recognized a pre-tax, noncash MTM gain of $515 million in 2025 ($390 million, net of tax, or $1.60 per diluted share). For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations and Outlook — Consolidated Results — Retirement Plans MTM Adjustments” and Note 14 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Environmental, Climate, and Weather Risks
We may be affected by global climate change or by legal, regulatory, or market responses to such change. Concern over climate change, including the effect of global warming, has led to significant U.S. and international governmental efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering environmental-related regulatory and reporting requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation and reporting of climate and other environmental matters. Increased regulation and reporting obligations regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial taxes, fees, and other costs on us. These include an increase in the cost of the fuel and other energy we purchase, investments required to obtain electricity capacity, and capital and impairment costs associated with updating or replacing our aircraft, vehicles, or infrastructure prematurely. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and have an adverse direct or indirect effect on our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.”
We may also incur additional expenses as a result of new or expanded policies and laws in the U.S. and abroad regarding GHG emissions and other environmental matters. Furthermore, many countries and U.S. states in which we operate or are subject to regulation, such as Australia and California, have adopted, or are expected to adopt, additional requirements related to the disclosure of GHG emission and related matters. In many cases these requirements differ and may conflict from country to country, increasing our costs or requiring significant management time and attention. Additionally, we could be subject to climate litigation or regulatory enforcement actions, as groups, individuals, and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.
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
We may be unable to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040. In 2021, we set an ambitious goal to achieve carbon neutrality for our global operations by calendar 2040 and have also set interim targets across our main decarbonization levers, such as electric pickup-and-delivery vehicle purchases, aviation fleet emissions intensity and fleet retirement, and sustainable energy and fuel procurement, to help us progress toward the goal. Achievement of this goal depends on our execution of operational strategies relating to vehicle electrification; sustainable fuel procurement; fuel conservation and aircraft modernization; facilities; sustainable customer solutions; and potentially voluntary carbon credits. Execution of these strategies, as well as demonstrable progress on and achievement of our calendar 2040 goal, is subject to risks and uncertainties, many of which are outside of our control. See “The Environment” under “Item 1. Business” of this Annual Report for information on the status of our previously disclosed vehicle fuel efficiency targets. These risks and uncertainties include, but are not limited to: our ability to successfully implement our business strategy, effectively respond to changes in market dynamics and achieve the anticipated benefits and associated cost savings of such strategies and actions; the availability and cost of, and our ability to acquire, alternative fuel vehicles, alternative fuels, fuel-efficient aircraft, global electrical charging infrastructure and requisite power grid capacity, off-site renewable energy, and other materials and components, many of which are not presently in existence or available at scale to meet the required global and regulatory demand creating intense competition that may significantly increase the costs; unforeseen production, design, operational, and technological difficulties; the outcome of research efforts and future technology developments, including the ability to scale projects and technologies on a commercially competitive basis such as carbon sequestration and/or other related processes; compliance with, and changes or additions to, global and regional regulations, taxes, charges, mandates, or requirements relating to GHG emissions, carbon costs, or climate-related goals; labor-related regulations and requirements that restrict or prohibit our ability to impose requirements on third parties who provide contracted transportation for our transportation networks; the availability of incentives to enhance the production and affordability of alternative fuel vehicles, alternative fuels, global electrical charging infrastructure and requisite power grid capacity, and other materials and components; adapting products to customer preferences and customer acceptance of sustainable supply chain solutions and potentially increased prices for our services; and the actions of competitors and competitive pressures. Purchase of carbon credits to meet our 2040 carbon neutrality goal could add significant fluctuating annualized costs due to the uncertain price of carbon and any voluntary or regulatory schemes to offset emissions, lead to increased regulatory attention, and inhibit the development of other carbon reduction approaches that we may otherwise pursue. There also is a risk that any voluntary carbon credits purchased, even if accepted by regulators, could be viewed by some third parties as not sufficiently reflecting real, verifiable, and additional GHG reductions, leading to reputational harm.
There is no assurance that we will be able to successfully execute our strategies and achieve or demonstrate progress on our calendar 2040 goal of carbon neutrality for our global operations. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments and/or initiatives (such as our DRIVE transformation program, including Network 2.0) over the achievement of our calendar 2040 goal based on economic, regulatory, or social factors, business strategy, or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ and other stakeholders’ increased focus related to sustainability matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could have an adverse effect on our business, results of operations, and financial condition, as well as on the price of our common stock.
Our inability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could adversely affect our business and results of operations. While we operate several integrated networks with assets and team members distributed throughout the world, there are concentrations of key assets and team members within our networks that are exposed to adverse weather conditions or localized risks from natural or man-made disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, wind gusts, floods, severe winter weather, heat waves, extended droughts, conflicts or unrest, terrorist or other physical attacks, or other disturbances, actual or threatened. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. We may experience reduced availability and/or increases in the cost of insurance due to such changes. Prolonged interruptions or disruptions at a key location such as our FedEx Memphis World Hub or one of our information-technology centers could adversely affect our business and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could adversely affect demand for our services resulting in an adverse effect on our business and results of operations.
Other Legal, Regulatory, and Miscellaneous Risks
Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of U.S. federal, state, and local and non-U.S. government regulations, laws, policies, enforcement priorities, and actions (including through executive orders and investigations). There can be no assurance that such regulations, laws, policies, enforcement priorities, and actions will not be changed, or implemented, in ways that will decrease the demand for, or affect the provision of, our services, subject us to escalating costs, affect our reputation, or require us to modify our business models and objectives (such as our DRIVE transformation program, including Network 2.0 and Tricolor, or the planned spin-off of FedEx Freight), harming our financial results. In particular, legislative, executive, regulatory or other actions that U.S. and non-U.S. governments have undertaken or could take in areas such as data privacy and sovereignty, the use of artificial intelligence and other emerging technologies, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes, or sanctions in the U.S. or other countries, complex economic sanctions, import and export controls, customs standards, additional security or workplace and transportation health and safety requirements, labor and employment standards (including with respect to our pilots and our service providers and their employees), enforcement of civil rights laws (including Title VII of the Civil Rights Act of 1964) in the United States, scrutiny of human resources policies and practices, challenges to diversity-related initiatives, False Claims Act, immigration and worker eligibility standards, worker classification, joint employment and benefits, government contracting, antitrust, regulated commodities, environmental, climate-related, or emission standards, and accounting may have an adverse effect on our results of operations, financial results or condition, capital requirements, effective tax rate, and service levels. Furthermore, some of our operations are in high-risk legal compliance environments, and the Foreign Corrupt Practices Act (the “FCPA”), similar anti-bribery laws in non-U.S. jurisdictions, and other compliance-related laws or regulations could result in litigation, investigations, assessment of damages, imposition of penalties, or other consequences. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, in light of the recently held elections in the United States and various international jurisdictions and recent executive orders in the United States, there is considerable uncertainty regarding changes to various aspects of existing laws, regulations, and enforcement priorities and strategies that could affect trade policies, labor matters, human resources and related policies and practices, immigration, taxes, and technological advancements, among other areas, and have a material effect on our business and results of operations, as well as on the price of our common stock.
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
Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding data protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the U.S. executive order relating to sharing information with China and other covered countries, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, and other similar laws that have been or will be enacted by other jurisdictions. In addition, in the U.S. and internationally, there has been increased legislative and regulatory activity related to artificial intelligence and the risks and challenges artificial intelligence poses, including the European Union’s Artificial Intelligence Act, the Colorado AI Act, and other similar state laws that have been or will be enacted. Also, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable U.S. or foreign data protection laws, regulations, or other data protection standards may expose us to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could harm our reputation and adversely affect our business, results of operations, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including significantly expanded compliance burdens, costs, and enforcement risks; require us to make extensive system or operational changes; or adversely affect the cost or attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Developing privacy legislation within the U.S. may also create limitations or added requirements on the use of personal data by FedEx Dataworks and the other FedEx operating companies.
The regulatory environment for global aviation or other transportation rights may affect our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the U.S. and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the U.S., such as FedEx’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be adversely affected by changes in international trade policies and relations. We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time-to-time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes, or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise affect our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be adversely affected when governmental agencies and air traffic control and other systems they oversee cease to operate as expected, including due to partial shutdowns, sequestrations, or similar events. Lapses in government operations may result in, among other things, disruptions in the ability of governmental agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”

We are also subject to other risks and uncertainties, including:
•our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to autonomous technology and artificial intelligence;
•the increasing costs of compliance with federal, state, and foreign governmental agency mandates (including the FCPA and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•loss or delay in the collection of accounts receivable;
•any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of sustainability topics, and any other legal or governmental proceedings, including the matters discussed in Note 21 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report;
•adverse rulings on appeals and in other future judicial decisions, subsequent adverse jury findings, and changes in judicial precedent;
•the sufficiency of insurance coverage we purchase;
•various types of fraud with respect to unauthorized uses of another person’s identity;
•the effect of technology developments (including artificial intelligence and machine learning) on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
•disruptions in global supply chains, which can limit the access of FedEx and our service providers to vehicles and other key capital resources and increase our costs;
•difficulties experienced by the companies with which we contract to fly smaller regional “feeder” aircraft in attracting and retaining pilots, which could cause a reduction of service offered to certain locations, service disruptions, increased costs of operations, and other difficulties;
•governmental underinvestment in transportation infrastructure, which could increase our costs and adversely affect our service levels due to traffic congestion, prolonged closure of key thoroughfares, or sub-optimal routing of our vehicles and aircraft;
•stockholder activism, which could divert the attention of management and our Board of Directors from our business, hinder execution of our business strategy, give rise to perceived uncertainties as to our future, and cause the price of our common stock to fluctuate significantly;
•successful completion of our planned stock repurchases; and
•constraints, volatility, or disruption in the global capital and credit markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our ability to attract and retain customers, efficiently operate our businesses, execute our DRIVE transformation, including Network 2.0, and compete effectively increasingly depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations.

Cybersecurity Risk Management and Strategy
FedEx has an information technology (“IT”) risk management process designed to identify and manage risk within its IT environment, including cybersecurity. The IT risk management process is based on an established framework for identification, measurement, and monitoring of cybersecurity and other risk areas and supplements our Enterprise Risk Management (“ERM”) process and framework. Our IT risk management, ERM, and compliance teams collaborate to regularly evaluate and manage cybersecurity-related risks using various tools and services. Leveraging components from multiple industry frameworks and best practices such as the International Organization for Standardization (“ISO”) 27001 and National Institute of Standards and Technology (“NIST”) standards, including the NIST Cybersecurity Framework, our cybersecurity program prioritizes governance, identification, protection, detection, response, and remediation measures.
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
We regularly conduct table-top simulation exercises to test our cybersecurity incident response processes with the aim of enhancing effectiveness against evolving threats. Our incident response procedures guide our preparedness, detection, response, and recovery actions.
In the last three fiscal years to date, we have not identified any risks from cybersecurity threats or become aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition.
While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. For more information about cybersecurity-related risks, please see “Item 1A. “Risk Factors” of this Form 10-K.
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
The CyTOC receives regular updates from our CISO and other members of management on risks related to these matters. Specific topics may include updates to FedEx’s cyber risks and threats, the status of existing or new strategies and associated projects intended to strengthen FedEx’s information security systems, assessments of FedEx’s cybersecurity program, risks associated with third-party service providers, and the emerging threat landscape. The CyTOC also receives regular updates on key metrics related to our cybersecurity-related risks. The results of the IT risk management process are also presented at least annually to the CyTOC. Additionally, members of the CyTOC participate in certain of the simulation exercises conducted by management. The Chair of the CyTOC briefs the full Board on certain of these matters. In addition, the Board periodically receives cybersecurity updates directly from management. Separately, through our ERM program, key enterprise risks, including with respect to cybersecurity, are communicated to the Board and its Audit and Finance Committee at least annually, and any significant changes to these risks are reported to the Board and its Audit and Finance Committee.
Our CISO, who reports to the Chief Executive Officer, leads our information security team and has management responsibility for overseeing FedEx’s cybersecurity program, including assessing and managing material risks from cybersecurity threats. The CISO, who has over 25 years of experience at FedEx and has received industry-recognized information security certifications, oversees an information security organization of more than 400 security, risk, and compliance professionals based in the U.S. and internationally across the FedEx enterprise. The leadership team of our information security organization has extensive experience in IT and cybersecurity and possess certifications in cybersecurity and related fields.
The FedEx Data and Technology Risk Council (“DTRC”), which is sponsored by the CISO, oversees the execution of FedEx’s comprehensive IT risk management program. The DTRC, which receives quarterly reports on FedEx’s IT risk management, is responsible for assessing the overall risk framework on an annual basis, setting acceptable risk tolerance levels, approving risk prioritization and associated risk mitigation activities, and monitoring the changing risk landscape and posture.
Both our CISO and other members of our cybersecurity leadership team participate in threat intelligence briefings provided by various government and industry entities. Our CISO reports to the Chief Executive Officer, and the FedEx Executive Committee oversees our business risk, with cybersecurity threat risks being a regular topic of discussion. Our cybersecurity incident response plan includes processes for communicating cybersecurity incidents to relevant levels of management, including the DTRC, Executive Committee, the CyTOC, and the full Board of Directors, as appropriate, and consideration of external reporting and disclosure requirements.
ITEM 2. PROPERTIES
Federal Express Segment
Federal Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes, and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2025, Federal Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	56	3	59(1)	233,300
Boeing MD-11	34	—	34	192,600
Boeing 767F	145	—	145(1)	127,100
Airbus A300-600	58	—	58	106,600
Boeing 757-200	90	—	90	63,000
ATR-72 600F	24	—	24	19,290
ATR-72	19	—	19	17,970
ATR-42	16	—	16	12,070
Cessna 408	27	—	27	6,000
Cessna 208B	226	—	226	2,830
Total	695	3	698
(1)    Includes one aircraft not currently in operation and undergoing pre-service modifications.
In 2025, we made the decision to permanently retire from service 12 aircraft, including two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft and three Boeing MD-11 aircraft, and eight related engines. These retirements are aligned with our fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. Additionally, we have extended the retirement of the entire Boeing MD-11 fleet from 2028 to the end of 2032. See the “Results of Operations and Outlook — Consolidated Results — Goodwill and Other Asset Impairment Charges” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information regarding the retirements, and the “Federal Express Segment — Operations” section of “Item 1. Business” for information regarding the ongoing redesign of the Federal Express international air network to improve efficiency and asset utilization.
As of May 31, 2025, Federal Express operated approximately 78,000 motorized vehicles in its global network and also conducts certain linehaul and pickup-and-delivery operations primarily with approximately 95,000 motorized vehicles owned or leased by independent service providers.

Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2025, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2026	19	3	7	—	29
2027	4	3	—	5	12
2028	—	4	—	5	9
2029	—	4	—	—	4
2030	—	2	—	—	2
Thereafter	—	—	—	—	—
Total	23	16	7	10	56
As of May 31, 2025, we had $590 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 19 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities
At May 31, 2025, Federal Express operated the following major air sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	953	5,058,299	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana(2)	449	3,002,925	164,000	Indianapolis Airport Authority	2053
Miami, Florida(3)	35	284,809	7,000	Aero Miami FX, LLC	2041
Regional
Fort Worth, Texas	168	987,388	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	634,193	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Greensboro, N. Carolina	165	595,000	23,000	Piedmont Triad Airport Authority	2031
Metropolitan
Chicago, Illinois	54	481,350	24,000	City of Chicago	2028
Los Angeles, California	34	305,300	23,000	City of Los Angeles	2025⁽⁴⁾
Atlanta, Georgia	35	291,525	22,600	City of Atlanta	2030
International
Anchorage, Alaska(5)	64	375,300	25,000	State of Alaska, Department of Transportation and Public Facilities	2078
Paris, France(6)	123	1,798,368	59,000	Aeroports de Paris	2048
Cologne, Germany(6)	14	731,267	17,900	Cologne Bonn Airport	2040
Guangzhou, China(7)	155	873,006	36,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(7)	17	425,206	9,000	Kansai Airports	2029
Liege, Belgium(8)	23	1,027,952	33,700	Liege Airport	2036
(1)Documents and packages.
(2)In addition to U.S. domestic express package and freight shipments, handles certain international express package and freight shipments to and from Europe.
(3)Handles international express package and freight shipments to and from Latin America and the Caribbean.
(4)Property is held under four separate leases — we continue to renew the leases for the sorting and handling facility on a month-to-month basis while a new lease is being negotiated.
(5)Handles international express package and freight shipments to and from Asia, Europe, and North America.
(6)Handles intra-Europe express package and freight shipments, as well as international express package and freight shipments to and from Europe.
(7)Handles intra-Asia express package and freight shipments, as well as international express package and freight shipments to and from Asia.
(8)Handles intra-Europe express package and freight shipments.
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
As of May 31, 2025, Federal Express owned or leased approximately 650 facilities for city station operations in the U.S. As of May 31, 2025, Federal Express owned or leased approximately 1,150 additional sorting and distribution centers in the U.S. and 100 sorting and distribution centers in Canada that support its U.S. and Canada surface operations. This included approximately 720 legacy FedEx Ground and 530 legacy FedEx Express facilities. See the “Federal Express Segment — Operations” section of “Item 1. Business” for information regarding the ongoing consolidation of these operations. The leased facilities have a variety of lease term lengths and are strategically located to cover the geographic area served by the U.S. and Canada surface operations of Federal Express. The facilities range in size from approximately 1,000 to 1,160,000 square feet, with an average size of approximately 124,000 square feet.
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
As of May 31, 2025, Federal Express had approximately 24,700 Drop Boxes. Federal Express customers can also ship from approximately 24,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, Federal Express had approximately 14,000 drop-off locations.
The FedEx Authorized ShipCenter program offers U.S. domestic and international Federal Express shipping and drop-off services through a network of approximately 5,000 franchised and independent “pack and ship” retail locations. The FedEx OnSite network includes over 15,000 drop-off locations at Walgreens and Dollar General. Additionally, Federal Express has an agreement with Office Depot, Inc. to offer U.S. domestic and international Federal Express shipping and drop-off services at nearly 800 Office Depot and OfficeMax retail locations.
FedEx Freight Segment
FedEx Freight’s corporate headquarters are located in Memphis, Tennessee, with some administrative offices in Harrison, Arkansas. As of May 31, 2025, FedEx Freight operated nearly 30,000 motorized vehicles and approximately 355 service centers, which are strategically located to provide service throughout North America. These facilities range in size from approximately 1,000 to 280,000 square feet of office and dock space.
FedEx Dataworks Operating Segment
FedEx Dataworks’ corporate headquarters are located in Memphis, Tennessee.
FedEx Office Operating Segment
FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2025, FedEx Office operated approximately 2,000 customer-facing stores and 16 manufacturing plants with expanded print capabilities (traditional electrophotography, digital and traditional offset, large and grand format, and dye sublimation printing), with 14 of the manufacturing plants also housing co-located signs and graphics production operations. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates approximately 200 stores at hotels, convention centers, hospitals, universities, and corporate campuses, with the remainder generally located in strip malls, office buildings, Walmart stores, and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,100 square feet in size.

FedEx Logistics Operating Segment
FedEx Logistics’s corporate headquarters are located in Memphis, Tennessee and FedEx Supply Chain’s corporate headquarters are located in the Pittsburgh, Pennsylvania metropolitan area. As of May 31, 2025, FedEx Logistics operated approximately 110 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. In addition, as of May 31, 2025, FedEx Supply Chain had 80 facilities through which it operated its supply chain logistics services.
ITEM 3. LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. See Note 21 of the accompanying consolidated financial statements, which is incorporated herein by reference, for a description of certain pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding executive officers of FedEx as of July 21, 2025 is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience

Rajesh Subramaniam President and Chief Executive Officer and Director	59
President of FedEx since March 2019 and Chief Executive Officer of FedEx since June 2022; President and Chief Executive Officer of Federal Express since June 1, 2024; director of FedEx since January 2020; Chief Executive Officer–Elect of FedEx from March 2022 to May 2022; Chief Operating Officer of FedEx from March 2019 to March 2022; President and Chief Executive Officer of Federal Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing of FedEx Services from 2006 to 2013; Senior Vice President — Canada of Federal Express from 2003 to 2006; Vice President — Marketing/APAC of Federal Express from 2000 to 2003; Vice President — APAC, EC & CS of Federal Express from 1999 to 2000; and various management and marketing analyst positions at Federal Express from 1991 to 1999. Mr. Subramaniam serves as a director of The Proctor & Gamble Company, a consumer products company.

Gina F. Adams Executive Vice President, General Counsel and Secretary	66	Executive Vice President, General Counsel and Secretary of FedEx since September 24, 2024; Executive Vice President and General Counsel–Elect of FedEx from September 1, 2024 through September 23, 2024; Corporate Vice President, Government & Regulatory Affairs of FedEx from 2019 through August 2024; Corporate Vice President, Government Affairs of FedEx from 2001 to 2019; Staff Vice President, International Government Affairs of FedEx from 1999 to 2001; and various government and regulatory affairs positions with FedEx and Federal Express from 1992 to 1999. Prior to that, Ms. Adams worked in the Office of the General Counsel of the U.S. Department of Transportation for nine years. Ms. Adams serves as a director of Entergy Corporation, an integrated energy company.

Tracy B. Brightman Executive Vice President — Chief People Officer	62	Executive Vice President — Chief People Officer of FedEx since June 2023; Corporate Vice President — Chief People Officer of FedEx from November 2022 to June 2023; General Counsel & Senior Vice President — Legal and Human Resources of FedEx Office from October 2020 to November 2022; Senior Vice President — Human Resources and Communications of FedEx Office from April 2018 to October 2020; Senior Vice President — Human Resources of FedEx Office from July 2007 to March 2018; Vice President — Field Human Resources Operations of FedEx Office from January 2005 to June 2007; Vice President — Assistant General Counsel and Assistant Secretary of FedEx Office from April 2004 to January 2005; and Director, Litigation and Employment Counsel of FedEx Office from September 2002 to April 2004.

Brie A. Carere Executive Vice President — Chief Customer Officer	47	Executive Vice President — Chief Customer Officer of FedEx since June 2022; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2019 to May 2022; Senior Vice President, Global Portfolio Marketing of FedEx Services from October 2016 to December 2018; Vice President, Marketing, Customer Experience and Corporate Communications for FedEx Express Canada from October 2010 to October 2016; and various positions in marketing, customer experience, and strategy with FedEx Express Canada from 2001 to October 2010. Ms. Carere serves as a director of ZipRecruiter, Inc., an online employment marketplace.

John W. Dietrich Executive Vice President and Chief Financial Officer	60	Executive Vice President and Chief Financial Officer of FedEx since August 1, 2023; Executive Vice President and Chief Financial Officer–Elect of FedEx from July 17, 2023 to July 31, 2023; President and Chief Executive Officer and a director of Atlas Air Worldwide Holdings, Inc. (“Atlas”), a global provider of outsourced aircraft and aviation operating services, from January 1, 2020 to June 15, 2023; President and Chief Operating Officer of Atlas from July 2019 to January 2020; Executive Vice President and Chief Operating Officer of Atlas from September 2006 to July 2019; and various senior executive positions at Atlas from March 2003 to September 2006, including Senior Vice President, General Counsel, Chief Human Resources Officer, Corporate Secretary, and head of Information Technology and Corporate Communications functions. Mr. Dietrich serves as a director of AAR Corp., a global aerospace and defense aftermarket solutions company, and First Horizon Corporation, a financial services company.

John A. Smith Chief Operating Officer — United States and Canada, Federal Express	63
Chief Operating Officer — United States and Canada of Federal Express since June 1, 2024; President and Chief Executive Officer — U.S. and Canada Ground Operations of Federal Express from April 16, 2023 to May 31, 2024; President and Chief Executive Officer of FedEx Ground from June 2021 to April 2023; President and Chief Executive Officer–Elect of FedEx Ground from March 2021 to May 2021; President and Chief Executive Officer of FedEx Freight from August 2018 to February 2021; President and Chief Executive Officer—Select of FedEx Freight from May 2018 to August 2018; Senior Vice President — Operations of FedEx Freight from May 2015 to May 2018; Vice President — Safety, Fleet Maintenance and Facilities Services of FedEx Freight from June 2011 to May 2015; Vice President — Operations of FedEx National LTL, Inc. from April 2010 to June 2011; Vice President — Transportation/Fleet Maintenance of FedEx National LTL, Inc. from March 2008 to April 2010; and various management positions at FedEx Freight from 2000 to 2008. Mr. Smith has been selected to serve as President and Chief Executive Officer of the new publicly traded company to be created upon the separation of FedEx Freight.

Richard W. Smith Chief Operating Officer — International and Chief Executive Officer — Airline, Federal Express	47
Chief Operating Officer — International and Chief Executive Officer — Airline of Federal Express since June 1, 2024; President and Chief Executive Officer — Airline and International of Federal Express from April 16, 2023 to May 31, 2024; President and Chief Executive Officer of Federal Express from September 2022 to April 2023; President and Chief Executive Officer–Elect of Federal Express from April 2022 to August 2022; Regional President, The Americas and Executive Vice President, Global Support of Federal Express from 2020 to March 2022; Regional President, U.S. and Executive Vice President, Global Support of Federal Express from 2019 to 2020; President and Chief Executive Officer of FedEx Logistics from July 2017 to 2019; Senior Vice President, Global Trade and Specialty Services of Federal Express from March 2017 to June 2017; Vice President, Global Trade Services of Federal Express from 2014 to 2017; Managing Director, Life Sciences and Specialty Services/U.S./International of Federal Express from 2009 to 2014; and various positions with FedEx from 2005 to 2009.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 17, 2025, there were 11,538 holders of record of our common stock.
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
Unregistered Sales of Equity Securities
In February 2025, we acquired RouteSmart Technologies, Inc. (“RouteSmart”), a global leader in route planning and optimization solutions, and the consideration paid to certain former stockholders of RouteSmart consisted in part of 359,052 unregistered shares of our common stock valued at approximately $90 million as of the acquisition date. In May 2025, in connection with pre-closing period financial statement adjustments, we issued another 1,510 unregistered shares of our common stock valued at less than $500,000 to the former RouteSmart stockholders pursuant to the terms of the acquisition agreement.
The foregoing transactions did not involve any underwriters or underwriting discounts or commissions. The shares of our common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations. See Note 4 of the accompanying audited consolidated financial statements for additional information regarding the RouteSmart acquisition.
Issuer Purchases of Equity Securities
In March 2024, our Board of Directors authorized the repurchase of up to $5.0 billion of FedEx common stock. As part of this program, we repurchased 2.1 million shares for $500 million in the open market during the fourth quarter of 2025. In fiscal 2026 we have completed $500 million of share repurchases through open market transactions through July 21, 2025 and expect to continue repurchasing additional shares of our common stock subject to market conditions, our liquidity needs, and other factors.
As of July 21, 2025, approximately $1.6 billion remained available to be used for repurchases under the program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.
The following table provides additional information on our repurchases of our common stock during the fourth quarter of 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs ($ in millions)
Mar. 1-31, 2025	1,775,000	$242.43	1,775,000	$2,134
Apr. 1-30, 2025	287,186	$242.78	287,186	$2,064
May 1-31, 2025	—	$—	—	$2,064
Total	2,062,186		2,062,186	$2,064
See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 1 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our stock repurchases during 2025 and expected stock repurchases during 2026.

Common Stock Performance Graph:
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock for the periods indicated with the Standard & Poor's ("S&P") 500 index and the Dow Jones Transportation Average index.

Comparison of Five-Year Cumulative Total Return[1]

$300
$250
$200
$150
$100
$50
$—
2020
2021
2022
2023
2024
2025
FedEx Corporation
S&P 500
Dow Jones Transportation Average

	May 31,
	2020	2021	2022	2023	2024	2025
FedEx Corporation	$100.00	$244.20	$176.29	$175.00	$208.06	$182.43
S&P 500 Index	$100.00	$140.25	$139.83	$143.91	$184.48	$209.42
Dow Jones Transportation Average Index	$100.00	$178.01	$163.66	$159.29	$179.75	$176.03
(1)Assumes $100 invested in FedEx common stock and in each index on May 31, 2020 and that all dividends are reinvested.

ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ORGANIZATION OF INFORMATION
This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx”) is composed of three major sections: Results of Operations and Outlook, Financial Condition, and Critical Accounting Estimates. These sections include the following information:
•Results of operations includes an overview of our consolidated 2025 results compared to 2024 results. This section also includes a discussion of key actions and events that impacted our results. Discussion and analysis of 2023 results and year-over-year comparisons between 2024 results and 2023 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2024.

•The overview is followed by a discussion of both historical operating results for our business segments during 2025 and 2024 and our outlook for 2026, as well as a financial summary and analysis for each of our transportation segments in place during 2025 and 2024.
•Our financial condition is reviewed through an analysis of key elements of our liquidity and capital resources, financial commitments, and liquidity outlook for 2026.
•Critical accounting estimates discusses those financial statement elements that we believe are most important to understanding the material judgments and assumptions incorporated in our financial results.
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
In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc ("FedEx Services") were merged into Federal Express, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical, Inc. (“FedEx Custom Critical”) are included in the FedEx Freight segment instead of the Federal Express segment in 2025. Prior-year amounts were revised to reflect this presentation. See “Reportable Segments” below and “Item 1. Business” for additional information.
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which would be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026. See Item 1A. “Risk Factors – The planned spin-off of FedEx Freight may not be completed on the terms or timeline currently contemplated, if at all, and there is no guarantee that the spin-off, if completed, will achieve the intended financial and strategic benefits.”
In January 2025, the Board of Directors approved a change in FedEx's fiscal year end from May 31 to December 31. The fiscal year change will be effective for the period beginning June 1, 2026.
References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment.
The key indicators necessary to understand our operating results include:
•the overall customer demand for our various services based on macroeconomic factors and the global economy;
•the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;
•the mix of services purchased by our customers;
•the prices we obtain for our services, primarily measured by yield (revenue per package or pound or revenue per shipment or hundredweight for LTL freight shipments);
•our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and
•the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
Trends Affecting Our Business
The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Item 1A. “Risk Factors” for more information. Additionally, see “Results of Operations and Outlook – Consolidated Results – Business Optimization Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.

Macroeconomic Conditions
While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened business conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight, negatively affecting our results in 2025. In the latter half of 2025, the U.S. government began the process of significantly increasing the rates and broadening the scope of tariffs imposed on goods imported into the United States. In response, several foreign governments imposed new tariffs on certain goods imported from the United States, and additional U.S. and retaliatory measures are possible in 2026. Additional changes to global trade policies could lead to increased tariffs, export controls, quotas, embargoes, or sanctions, which may lead to increased prices or trade limitations for goods transported globally, potentially reducing customer demand for our services.
Inflation and Interest Rates
During 2025, global inflation decelerated year-over-year but continues to be above historical levels. Additionally, global interest rates remained elevated in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our priority services, as elevated inflation and interest rates are negatively affecting consumer and business spending. We expect inflation and high interest rates to continue to negatively affect our results in 2026.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short term. Lower fuel prices negatively affected yields through lower fuel surcharges at FedEx Freight and reduced fuel expense at both of our transportation segments during 2025.
Geopolitical Conflicts
Given the nature of our business and our global operations, geopolitical conflicts may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, or escalations thereof, to have a direct material impact on our business or results of operations, the broader consequences are adversely affecting the global economy and may also have the effect of heightening other risks disclosed under Item 1A. “Risk Factors.”
RESULTS OF OPERATIONS AND OUTLOOK
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other” includes costs associated with outside service contracts (such as information technology services, temporary labor, facility services, and security), insurance, professional fees, and operational supplies.
Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2025 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2025⁽¹⁾	2024⁽¹⁾	Percent Change
Consolidated revenue	$87,926	$87,693	—
Operating income (loss):
Federal Express segment	4,885	4,819	1
FedEx Freight segment	1,489	1,821	(18)
Corporate, other, and eliminations	(1,157)	(1,081)	7
Consolidated operating income	5,217	5,559	(6)
Operating margin:
Federal Express segment	6.5%	6.5%	—	bp
FedEx Freight segment	16.7%	19.3%	(260)	bp
Consolidated operating margin	5.9%	6.3%	(40)	bp
Consolidated net income	$4,092	$4,331	(6)
Diluted earnings per share	$16.81	$17.21	(2)
The following table shows changes in revenue and operating results by reportable segment for 2025 compared to 2024 (in millions):

	Year-over-Year Changes
	Revenue	Operating Results(1)
Federal Express segment	$641	$66
FedEx Freight segment	(537)	(332)
Corporate, other, and eliminations	129	(76)
	$233	$(342)
(1)     The following is a summary of the effects of the (costs) benefits of certain items affecting our financial results for the years ended May 31 (in millions):

	2025	2024
Items affecting Operating Income:
Business optimization costs	$(756)	$(582)
Asset impairment charges	(21)	(157)
International regulatory and legacy FedEx Ground legal matters	(88)	57
FedEx Freight spin-off costs	(38)	—
	$(903)	$(682)

Items affecting Net Income:
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	$390	$426
FedEx Freight spin-off costs, net of tax	(44)	—
Remeasurement of state deferred income taxes under one FedEx structure	—	(54)
	$346	$372
Overview
Operating income declined in 2025 primarily due to lower shipments and fuel surcharges at FedEx Freight, a continued mix shift toward deferred package services which constrained yield growth, and the expiration of our contract with the U.S. Postal Service ("USPS"). In addition, operating results for 2025 were negatively affected by increased purchased transportation and wage rates and two fewer operating days at both of our transportation segments.
Partially offsetting these pressures were continued savings related to DRIVE and higher demand for international economy and U.S. ground package services. Our DRIVE initiatives for 2025 included the continued structural transformation of our network, improving the efficiency of our information technology and back-office functions, optimizing operations in Europe, and increasing linehaul efficiencies.
Operating income in 2025 and 2024 includes $756 million ($577 million, net of tax, or $2.37 per diluted share) and $582 million ($444 million, net of tax, or $1.77 per diluted share), respectively, of expenses associated with our DRIVE business optimization strategy to drive efficiency and lower our overhead and support costs. See the “Business Optimization Costs” section of this MD&A for more information.
Operating income in 2025 and 2024 includes $21 million ($16 million, net of tax, or $0.06 per diluted share) and $157 million ($120 million, net of tax, or $0.48 per diluted share), respectively, of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at Federal Express. See the “Asset Impairment Charges” section of this MD&A for more information.
Operating income in 2025 includes $88 million of net expenses ($90 million, net of tax, or $0.37 per diluted share) for international regulatory and legacy FedEx Ground legal matters included in Federal Express. Operating income in 2024 includes a $57 million benefit ($44 million, net of tax, or $0.17 per diluted share) for insurance recoveries in connection with a separate legacy FedEx Ground legal matter included in "Corporate, other, and eliminations."
We incurred costs related to the planned spin-off of FedEx Freight of $56 million ($44 million, net of tax, or $0.18 per diluted share) in 2025. These costs are included in Corporate, other, and eliminations and consist of $38 million of professional and legal fees included in other operating expenses and $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 7 of the accompanying financial statements included in other, net. We did not incur any FedEx Freight spin-off costs in 2024.
Net income includes a pre-tax, noncash gain of $515 million in 2025 ($390 million, net of tax, or $1.60 per diluted share) and a gain of $561 million in 2024 ($426 million, net of tax, or $1.69 per diluted share) associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 14 of the accompanying consolidated financial statements for more information.
Net income in 2024 includes a $54 million ($0.21 per diluted share) tax expense related to the remeasurement of state deferred income taxes under the new one FedEx structure. See the “Income Taxes” section of this MD&A and Note 13 of the accompanying consolidated financial statements for more information.
During 2025, we repurchased 10.9 million shares of FedEx common stock under accelerated share repurchase ("ASR") and open market transactions at an average price of $274.34 per share for a total of $3.0 billion. Share repurchases had a benefit of $0.44 per diluted share in 2025. In fiscal 2026 we have completed $500 million of share repurchases through open market transactions and as of July 21, 2025, $1.6 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of Directors in March 2024. See Note 1 of the accompanying consolidated financial statements and the “Financial Condition—Liquidity” section of this MD&A for additional information on our stock repurchases.

The following graphs for Federal Express and FedEx Freight show selected volume trends (in thousands) calculated on a 5-day-per-week basis for the years ended May 31:
Prior year statistical information has been revised to conform to the current year presentation.
(1)International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.
(2)International average daily freight pounds relate to our international priority and economy services.

The following graphs for Federal Express and FedEx Freight show selected yield trends for the years ended May 31:
Prior year statistical information has been revised to conform to the current year presentation.
(1)International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)International freight revenue per pound relates to our international priority and economy services.

Revenue
Revenue was flat in 2025 primarily due to increased base yields at both of our transportation segments and higher volume at Federal Express, which offset two fewer operating days at both of our transportation segments, lower shipments and fuel surcharges at FedEx Freight, and unfavorable currency exchange rates.
Federal Express revenue increased 1% in 2025 primarily due to increased international economy and U.S. ground package volume and improved base yields, partially offset by lower priority package volume, the expiration of our contract with the USPS on September 29, 2024, two fewer operating days, and unfavorable exchange rates. FedEx Freight revenue decreased 6% in 2025 primarily due to lower shipments, fuel surcharges, weight per shipment, and two fewer operating days, partially offset by base yield improvement. Revenue at Corporate, other, and eliminations increased in 2025 primarily due to higher yields and shipments at FedEx Logistics, Inc. (“FedEx Logistics”).
Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent Change	Percent of Revenue
	2025	2024		2025	2024
Operating expenses:
Salaries and employee benefits	$31,232	$30,961	1	35.5%	35.3%
Purchased transportation	21,768	20,921	4	24.8	23.9
Rentals and landing fees	4,647	4,571	2	5.3	5.2
Depreciation and amortization	4,264	4,287	(1)	4.8	4.9
Fuel	3,775	4,710	(20)	4.3	5.4
Maintenance and repairs	3,245	3,291	(1)	3.7	3.7
Asset impairment charges(1)	21	157	(87)	—	0.2
Business optimization costs(2)	756	582	30	0.9	0.7
Other(3)	13,001	12,654	3	14.8	14.4
Total operating expenses	82,709	82,134	1	94.1	93.7
Total operating income	$5,217	$5,559	(6)	5.9%	6.3%
(1)Includes asset impairment charges in 2025 and 2024 associated with the Federal Express operating segment.
(2)Includes costs associated with our DRIVE program in 2025 and 2024 and the workforce reduction plan in Europe in 2025.
(3)Includes $88 million of net expenses in 2025 associated with international regulatory and legacy FedEx Ground legal matters and $38 million of professional and legal fees also in 2025 related to the planned spin-off of FedEx Freight. Includes a $57 million benefit in 2024 for insurance recoveries in connection with a separate legacy FedEx Ground legal matter.
Operating income declined in 2025 primarily due to lower shipments and fuel surcharges at FedEx Freight, a continued mix shift toward deferred package services which constrained yield growth, and the expiration of our contract with the USPS. In addition, operating results for 2025 were negatively affected by increased purchased transportation and wage rates and two fewer operating days at both of our transportation segments.
Partially offsetting these pressures were continued savings related to DRIVE and higher demand for international economy and U.S. ground package services. Our DRIVE initiatives for 2025 included the continued structural transformation of our network, improving the efficiency of our information technology and back-office functions, optimizing operations in Europe, and increasing linehaul efficiencies.
Purchased transportation expense increased 4% in 2025 primarily due to higher rates as well as an increase in U.S. ground volume and commercial linehaul to support international economy volume growth and network changes, partially offset by savings from our DRIVE initiatives, lower fuel prices, and favorable currency exchange rates. Other operating expenses increased 3% in 2025 primarily due to net expenses for international regulatory and legacy FedEx Ground legal matters in 2025 and higher bad debt and self-insurance accruals. Salaries and employee benefits expense increased 1% in 2025 primarily due to an increase in wage rates and an increase in retirement benefits due to changes in our defined contribution plan that increased the number of eligible employees at Federal Express, partially offset by savings from our DRIVE initiatives, lower variable incentive compensation, and favorable currency exchange rates.

Fuel
We apply a fuel surcharge on our air and ground services, most of which are adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from ten days prior to the week in which it is assessed. Some Federal Express international fuel surcharges are updated on a monthly basis. We routinely review our fuel surcharges and periodically update the tables used to determine our fuel surcharges at all of our transportation segments.
While fluctuations in fuel surcharge percentages can be significant from period to period, fuel surcharges represent one of the many individual components of our pricing structure that impact our overall revenue and yield. Additional components include the mix of services sold, the base price, and extra service charges we obtain for these services and level of pricing discounts offered.
Fuel expense decreased 20% during 2025 due to lower fuel prices and usage. In addition to variability in usage and market prices, the manner in which we purchase fuel also influences our results. For example, our contracts for jet fuel purchases at Federal Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 60% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.
Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short term. For more information, see “Item 1A. Risk Factors.”
Asset Impairment Charges
In 2025, we made the decision to permanently retire from service 12 aircraft and eight related engines, resulting in a noncash impairment charge of $21 million ($16 million, net of tax, or $0.06 per diluted share). These retirements included two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, three Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand.
In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with Federal Express’s fleet reduction and modernization strategy. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.
Business Optimization Costs
In the second quarter of 2023, we announced DRIVE, a comprehensive program to improve long-term profitability. This program includes a business optimization plan to drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.
We have implemented Network 2.0 optimization in approximately 290 locations in the U.S and Canada as of May 31, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada's implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact approximately 1,400 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to our workforce reduction plan in Europe to range from $250 million to $275 million in cash expenditures through fiscal 2026. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans. The identification of costs as business optimization-related expenditures is subject to our disclosure controls and procedures.

We incurred business optimization costs of $756 million ($577 million, net of tax, or $2.37 per diluted share) in 2025, including $235 million of costs related to the workforce reduction plan in Europe. These costs were primarily related to professional services and severance, and are included in Federal Express and Corporate, other, and eliminations. We incurred costs associated with our business optimization activities of $582 million ($444 million, net of tax, or $1.77 per diluted share) in 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express. The aggregate pre-tax cost of our business optimization activities was $1.6 billion through 2025.
FedEx Freight Spin-Off Costs
We incurred costs related to the planned spin-off of FedEx Freight of $56 million ($44 million, net of tax, or $0.18 per diluted share) in 2025. These costs are included in Corporate, other, and eliminations and consist of $38 million of professional and legal fees included in other operating expenses and $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 7 of the accompanying financial statements included in other, net. We did not incur any FedEx Freight spin-off costs in 2024.
Other Income and Expense
Interest expense increased $44 million and interest income decreased $7 million in 2025. Higher notional balances on cross-currency swaps resulted in both higher interest income and higher interest expense, with the interest income being more than offset by lower average cash balances and lower interest rates.
Retirement Plans MTM Adjustments
In 2025, we incurred a pre-tax, noncash MTM gain of $515 million ($390 million, net of tax, or $1.60 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher discount rates, partially offset by changes to the actuarial assumptions regarding rates of retirement.
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
Income Taxes
Our effective tax rate was 24.8% for 2025, compared to 25.8% for 2024. The 2025 tax provision includes a net income tax benefit of $46 million ($0.19 per diluted share) arising primarily from changes in our corporate legal entity structure and revisions of prior year estimates for actual tax return results. The 2024 tax provision includes an income tax expense of $54 million ($0.21 per diluted share) from the remeasurement of U.S. state deferred tax balances related to the merger of FedEx Ground and FedEx Services into Federal Express.
Several countries in which the company operates have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. Pillar Two did not have a material effect on the company’s 2025 income tax provision.
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
During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit sought to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $249 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. On February 13, 2025, the District Court ruled again in our favor with regard to a new argument raised by the U.S. government. On June 4, 2025, the District Court validated the amount of refunds owed for 2018 and 2019, which includes the foreign tax credits previously denied. The U.S. government has until August 4, 2025, to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 13 of the accompanying consolidated financial statements.
Equity Investments
As of May 31, 2025 and 2024, the carrying value of our equity investments were $506 million and $360 million, respectively. For more information on equity investments, see Note 20 of the accompanying consolidated financial statements.
Outlook
The uncertainty over the current trade and geopolitical environment and the impact it may continue to have on customer demand and shipping patterns globally makes expectations for 2026 operating and financial performance inherently less clear. However, based on the current trends, we expect the industrial economy to continue pressuring demand for our higher-yielding business-to-business services in the near term, and service mix to continue shifting further toward deferred service offerings. We will continue to execute on our revenue quality strategy to mitigate yield pressures through surcharge management and optimizing our customer and service mix. We will also continue our transformation programs, where we expect to see an incremental $1 billion in structural cost reduction benefits from DRIVE and Network 2.0 in 2026, as we continue to align our cost base with demand and increase the flexibility of our network. We expect the unfavorable impact of the expiration of the contract for Federal Express to provide the USPS domestic transportation services in September 2024 to continue through September 2025.
See the “Business Optimization Costs” section of this MD&A for additional information on our DRIVE program and other cost savings initiatives.
Our capital expenditures for 2026 are expected to be approximately $4.5 billion, $0.4 billion higher than 2025. The increase is driven by investment in Network 2.0 initiatives and other efforts to modernize our facilities and package handling equipment in the U.S. and internationally. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025.
We will continue to evaluate our investments in critical long-term strategic projects to ensure our capital expenditures are expected to generate high returns on investment and are balanced with our outlook for global economic conditions. For additional details on key 2026 capital projects, refer to the “Financial Condition – Capital Resources” and “Financial Condition – Liquidity Outlook” sections of this MD&A.
In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact approximately 1,400 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to range from $250 million to $275 million in cash expenditures. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses. In 2025, we incurred $235 million of costs related to this plan. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
In December 2024, we announced that FedEx’s management and Board of Directors had decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The separation is expected to be executed by June 2026.
The uncertainty of international trade-related volatility, geopolitical challenges including the ongoing conflicts between Russia and Ukraine and in the Middle East, global inflation, and the effect these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for 2026 inherently less certain. See “Item 1A. Risk Factors” for more information.
See “Forward-Looking Statements,” “Item 1A. Risk Factors,” “Trends Affecting Our Business,” and “Critical Accounting Estimates” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
Seasonality of Business
Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue, and earnings. Historically, our U.S. express priority and deferred package services experience an increase in volumes in late November and December. Historically, the fall is the busiest shipping period for U.S. ground services, while late December, June and July are the slowest periods. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. Our first and third fiscal quarters, because they are summer vacation and post winter-holiday seasons, have historically experienced lower volumes relative to other periods. For FedEx Freight, the spring and fall are the busiest periods and the latter part of December through February is the slowest period. Shipment levels, operating costs, and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Item 1A. Risk Factors” for more information.

RECENT ACCOUNTING GUIDANCE
See Note 2 of the accompanying consolidated financial statements for a discussion of recent accounting guidance.
REPORTABLE SEGMENTS
Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Our reportable segments include the following businesses.

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
CORPORATE, OTHER, AND ELIMINATIONS
Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. ("FedEx Dataworks") operating segment. FedEx Dataworks is focused on creating solutions to transform the digital and physical experiences of our customers and team members.
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
In 2025, the decline in operating results in Corporate, other, and eliminations was primarily due to a decrease in operating results at FedEx Dataworks and a $57 million benefit in 2024 at FedEx Corporate for insurance recoveries in connection with a legacy FedEx Ground legal matter, partially offset by improved operating results at FedEx Office. The decline in operating results at FedEx Dataworks was primarily due to increased business optimization costs, salaries and employee benefits expense, and outside service contracts expense. The improvement in operating results at FedEx Office was primarily due to lower salaries and employee benefits expense and higher revenue.
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2025 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

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

	2025	2024	Percent Change
Revenue:
Package:
U.S. priority	$10,520	$10,543	—
U.S. deferred	5,007	4,926	2
U.S. ground	33,887	32,981	3
Total U.S. domestic package revenue	49,414	48,450	2
International priority	8,737	9,454	(8)
International economy	5,861	4,653	26
Total international export package revenue	14,598	14,107	3
International domestic(1)	4,495	4,659	(4)
Total package revenue	68,507	67,216	2
Freight:
U.S.	1,536	2,391	(36)
International priority	2,320	2,205	5
International economy	1,975	1,874	5
Total freight revenue	5,831	6,470	(10)		Percent of Revenue
Other	966	977	(1)		2025	2024
Total revenue	75,304	74,663	1		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	25,091	24,606	2		33.3	33.0
Purchased transportation	19,974	19,330	3		26.5	25.9
Rentals and landing fees	3,939	3,863	2		5.2	5.2
Depreciation and amortization	3,722	3,754	(1)		5.0	5.0
Fuel	3,316	4,137	(20)		4.4	5.5
Maintenance and repairs	2,799	2,848	(2)		3.7	3.8
Asset impairment charges	21	157	(87)		—	0.2
Business optimization costs	384	251	53		0.5	0.3
Intercompany allocations	(791)	(684)	16		(1.0)	(0.9)
Other	11,964	11,582	3		15.9	15.5
Total operating expenses	70,419	69,844	1		93.5%	93.5%
Operating income	$4,885	$4,819	1
Operating margin	6.5%	6.5%	—	bp
(1)International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2025	2024	Percent Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,609	1,649	(2)
U.S. deferred	1,052	1,015	4
U.S. ground commercial	4,252	4,276	(1)
U.S. ground home delivery/economy	7,041	6,678	5
Total U.S. domestic ADV	13,954	13,618	2

International priority	584	667	(12)
International economy	553	394	40
Total international export ADV	1,137	1,061	7
International domestic(2)	1,910	1,936	(1)

Total ADV	17,001	16,615	2

Revenue per package (yield):
U.S. priority	$25.74	$24.98	3
U.S. deferred	18.75	18.97	(1)
U.S. ground	11.81	11.76	—
U.S. domestic composite	13.94	13.90	—

International priority	58.89	55.36	6
International economy	41.74	46.14	(10)
International export composite	50.55	51.94	(3)
International domestic(2)	9.26	9.40	(1)

Composite package yield	15.86	15.80	—

Freight Statistics
Average daily freight pounds:
U.S.	3,137	5,636	(44)
International priority	4,651	4,444	5
International economy	11,365	11,364	—
Total average daily freight pounds	19,153	21,444	(11)

Revenue per pound (yield):
U.S.	$1.93	$1.66	16
International priority	1.96	1.94	1
International economy	0.68	0.64	6
Composite freight yield	1.20	1.18	2
Prior year statistical information has been revised to conform to the current presentation.
(1)ADV is calculated on a 5-day-per-week basis.
(2)International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue
Federal Express segment revenue increased 1% in 2025 primarily due to increased international economy and U.S. ground package volume and improved base yields, partially offset by lower priority package and U.S. freight volume, two fewer operating days, and unfavorable currency exchange rates.
Yield:
U.S. domestic composite package yield increased slightly in 2025 due to higher base rates from our continued focus on revenue quality. Composite freight yield increased 2% in 2025 primarily due to improved U.S. freight yield resulting from the expiration of our contract with the USPS on September 29, 2024 and an increase in international economy freight yield due to improved market strength. International export composite package yield decreased 3% in 2025 primarily due to unfavorable service mix.
Volume:
International economy package volume increased 40% in 2025 primarily due to continued growth in our deferred service offerings as a result of strengthening e-commerce. U.S. ground home delivery/economy package volume increased 5% in 2025, also primarily due to strong growth in e-commerce. U.S. deferred package volume increased 4% in 2025 primarily due to mix shift toward our deferred service offerings. International and U.S. priority package volumes decreased 12% and 2%, respectively, in 2025 primarily due to softness in the global industrial economy. U.S. average daily freight pounds decreased 44% in 2025 primarily due to the expiration of our contract with the USPS on September 29, 2024.
Federal Express Segment Operating Income
Federal Express segment operating income increased 1% in 2025 primarily due to higher base yields and volume, partially offset by increased operating expenses and two fewer operating days. The increase in operating expenses was driven by increased wage and purchased transportation rates, employee benefits, and business optimization costs, partially offset by lower fuel prices and continued benefits from DRIVE initiatives that drove a reduction in our permanent cost structure. These initiatives included the continued structural transformation of our network, improving the efficiency of our information technology and back-office functions, optimizing operations in Europe, and increasing linehaul efficiencies. Currency exchange rates had a negative effect on revenue and a positive effect on expenses and operating income in 2025.
Purchased transportation expense increased 3% in 2025 primarily due to higher rates as well as an increase in U.S. ground volume and an increase in commercial linehaul to support international economy volume growth and network changes, partially offset by savings from our DRIVE initiatives and lower fuel prices. Salaries and employee benefits expense increased 2% in 2025 primarily due to an increase in wage rates and an increase in retirement benefits due to changes to our defined contribution plan which increased the number of eligible employees, partially offset by savings from our DRIVE initiatives and lower variable incentive compensation. Other operating expense increased 3% in 2025 primarily due to higher self-insurance accruals, net expenses for international regulatory and legacy FedEx Ground legal matters in 2025, and higher credit losses. Fuel expense decreased 20% in 2025 due to decreases in fuel prices and usage from lower flight hours.
Federal Express segment results in 2025 and 2024 include business optimization costs of $384 million and $251 million, respectively, associated with our plan to drive efficiency and lower our overhead and support costs. Federal Express segment results in 2025 and 2024 also include $21 million and $157 million, respectively, of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines. See the “Business Optimization Costs” and “Asset Impairment Charges” sections of this MD&A for more information.
In July 2023, Federal Express’s pilots failed to ratify the tentative successor agreement that was approved by the Air Line Pilots Association, International’s FedEx Master Executive Council in the prior month. Negotiations have continued, and the ongoing bargaining process has no effect on our operations. For more information, see Note 1 of the accompanying consolidated financial statements.

FEDEX FREIGHT SEGMENT
FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the years ended May 31:

			Percent Change		Percent of Revenue
	2025	2024			2025	2024
Revenue	$8,892	$9,429	(6)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,865	3,923	(1)		43.5	41.6
Purchased transportation	807	877	(8)		9.1	9.3
Rentals	287	280	3		3.2	3.0
Depreciation and amortization	416	404	3		4.7	4.3
Fuel	457	571	(20)		5.1	6.0
Maintenance and repairs	332	330	1		3.7	3.5
Intercompany charges	573	543	6		6.5	5.8
Other	666	680	(2)		7.5	7.2
Total operating expenses	7,403	7,608	(3)		83.3%	80.7%
Operating income	$1,489	$1,821	(18)
Operating margin	16.7%	19.3%	(260)	bp
Average daily shipments (in thousands):
Priority	61.8	64.9	(5)
Economy	28.3	29.1	(3)
Total average daily shipments	90.1	94.0	(4)
Weight per shipment (pounds):
Priority	941	977	(4)
Economy	873	878	(1)
Composite weight per shipment	920	946	(3)
Revenue per shipment:
Priority	$358.84	$361.38	(1)
Economy	405.53	411.25	(1)
Composite revenue per shipment	$373.52	$376.81	(1)
Revenue per hundredweight:
Priority	$38.13	$36.98	3
Economy	46.46	46.86	(1)
Composite revenue per hundredweight	$40.61	$39.82	2
FedEx Freight Segment Revenue
FedEx Freight segment revenue decreased 6% in 2025 primarily due to lower shipments and yields. Revenue was also negatively impacted by two fewer operating days in 2025.
Average daily shipments decreased 4% in 2025 due to reduced demand for our services, primarily resulting from weakness in the industrial economy. Revenue per shipment decreased 1% in 2025 primarily due to lower fuel surcharges and weight per shipment, partially offset by base yield improvement from our continued focus on revenue quality.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 18% in 2025 due to decreased revenue, partially offset by reduced operating expenses. Operating income was also negatively impacted by two fewer operating days in 2025.
Fuel and purchased transportation expense decreased 20% and 8%, respectively, in 2025 due to decreased shipments and lower fuel prices. Salaries and employee benefits expense decreased 1% in 2025 primarily due to lower staffing to align with decreased shipments and lower variable incentive compensation, partially offset by higher wage rates.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $5.5 billion at May 31, 2025, compared to $6.5 billion at May 31, 2024. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2025	2024
Operating activities:
Net income	$4,092	$4,331
Retirement plans mark-to-market adjustments	(515)	(561)
Asset impairment charges	21	157
Business optimization costs, net of payments	43	26
Other noncash charges and credits	8,095	7,790
Changes in assets and liabilities	(4,700)	(3,431)
Cash provided by operating activities	7,036	8,312
Investing activities:
Capital expenditures	(4,055)	(5,176)
Purchase of investments	(262)	(176)
Proceeds from sale of investments	110	38
Proceeds from asset dispositions and other investments	115	114
Cash used in investing activities	(4,092)	(5,200)
Financing activities:
Principal payments on debt	(157)	(147)
Proceeds from stock issuances	524	491
Dividends paid	(1,339)	(1,259)
Purchase of common stock	(3,017)	(2,500)
Other, net	(30)	(11)
Cash used in financing activities	(4,019)	(3,426)
Effect of exchange rate changes on cash	76	(41)
Net decrease in cash and cash equivalents	$(999)	$(355)
Cash and cash equivalents at end of period	$5,502	$6,501
Cash Provided by Operating Activities. Cash flows from operating activities decreased $1.3 billion in 2025 primarily due to working capital changes driven by an increase in accounts receivable and a decrease in accrued incentive compensation, partially offset by an increase in accounts payable from 2024.
Cash Used in Investing Activities. Capital expenditures decreased in 2025 primarily due to decreased spending on aircraft and related equipment, facilities and other, vehicles and trailers, and information and technology investments. See “Capital Resources” below for a more detailed discussion of capital expenditures during 2025.
Financing Activities. We repurchased an aggregate of $3.0 billion, or 10.9 million shares, of our common stock in 2025 through ASR and open market transactions. During 2024, we repurchased an aggregate of $2.5 billion, or 9.8 million shares, of our common stock through ASR transactions.
The following table provides a summary of repurchases of our common stock for the periods ended May 31 (dollars in millions, except per share amounts):

	2025			2024
	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price	Total Number of Shares Purchased	Average Price Paid per Share	Total Purchase Price
Common stock repurchases	10,935,794	$274.34	$3,000	9,790,704	$255.34	$2,500
In fiscal 2026 we completed $500 million of share repurchases through open market transactions through July 21, 2025. After these repurchases, $1.6 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of

Directors in March 2024, which is the only program that currently exists. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and Note 1 of the accompanying consolidated financial statements for additional information.
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
The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2025	2024	Percent Change
Aircraft and related equipment	$1,251	$1,627	(23)
Package handling and ground support equipment	935	974	(4)
Information technology	504	656	(23)
Vehicles and trailers	434	709	(39)
Facilities and other	931	1,210	(23)
Total capital expenditures	$4,055	$5,176	(22)

Federal Express segment	$3,505	$4,591	(24)
FedEx Freight segment	437	461	(5)
Other	113	124	(9)
Total capital expenditures	$4,055	$5,176	(22)
Capital expenditures decreased $1.1 billion during 2025 primarily due to decreased spending on aircraft and related equipment, vehicles and trailers, facilities and other, and information and technology investments at Federal Express.
GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).
The $19.4 billion principal amount of senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 7 of the accompanying consolidated financial statements for information regarding the exchange offer and consent solicitation transactions related to the guarantee of FedEx Freight that were completed during the third quarter of 2025.
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
Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of May 31, 2025 (in millions):

Current Assets	$9,514
Intercompany Receivable	4,278
Total Assets	83,125
Current Liabilities	11,202
Intercompany Payable	—
Total Liabilities	$52,324
The following table presents the summarized statement of income information as of May 31, 2025 (in millions):

Revenue	$65,138
Intercompany Charges, net	(3,091)
Operating Income	4,084
Intercompany Charges, net	251
Income Before Income Taxes	3,542
Net Income	$2,499
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of May 31, 2025 (in millions):

Current Assets	$9,504
Intercompany Receivable	581
Total Assets	72,044
Current Liabilities	10,310
Intercompany Payable	—
Total Liabilities	$49,200
The following table presents the summarized statement of income information as of May 31, 2025 (in millions):

Revenue	$55,909
Intercompany Charges, net	(3,906)
Operating Income	2,858
Intercompany Charges, net	(1)
Income Before Income Taxes	3,330
Net Income	$2,486
LIQUIDITY OUTLOOK
In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, geopolitical conflicts, and uncertainty regarding international trade, including the impact of tariffs. We held $5.5 billion in cash at May 31, 2025 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash flow from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. In the third quarter of 2025, we began incurring costs and expenses related to the planned spin-off of FedEx Freight, which are expected to be significant but will not materially adversely affect our liquidity.

During 2025, we completed $3.0 billion in share repurchases through ASR and open market transactions. In fiscal 2026, we have completed $500 million of share repurchases through open market transactions through July 21, 2025 and expect to continue repurchasing additional shares of our common stock subject to market conditions, our liquidity needs, and other factors. See Note 1 of the accompanying consolidated financial statements and “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” for more information.
Our cash and cash equivalents balance at May 31, 2025 includes $3.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.
Our capital expenditures for 2026 are expected to be approximately $4.5 billion, $0.4 billion higher than 2025. The increase is driven by investment in Network 2.0 initiatives and other efforts to modernize our facilities and package handling equipment in the U.S. and internationally. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025.
We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter (“B777F”) and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements. During 2025, Federal Express exercised options to purchase eight B777F aircraft and ten ATR 72-600F aircraft. Of the eight B777F aircraft, three are expected to be delivered in calendar year 2026 and five are expected to be delivered in calendar year 2027. Of the ten ATR 72-600F aircraft, three are expected to be delivered in calendar year 2027, four in calendar year 2028, and three in calendar year 2029. Additionally, we have extended the retirement of the entire Boeing MD-11 fleet from 2028 to the end of 2032.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, and obligations and commitments for purchases of goods and services. Refer to Note 7, Note 8, and Note 19 of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 13 of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2025, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. See Note 7 of the accompanying consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.
In fiscal 2026, we made voluntary contributions of $200 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) through July 21, 2025 and anticipate making up to $400 million of additional voluntary contributions during the remainder of 2026. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.
On June 9, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend was paid on July 8, 2025 to stockholders of record as of the close of business on June 23, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
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
Our annual MTM adjustment is highly sensitive to the discount rate and EROA assumptions, which are as follows:

	U.S. Pension Plans		International Pension Plans
	2025	2024	2025	2024
Discount rate used to determine benefit obligation	5.94%	5.58%	4.40%	4.29%
Discount rate used to determine net periodic benefit cost	5.58	5.20	4.29	4.21
Expected long-term rate of return on assets	6.75	6.50	3.59	3.55
The following sensitivity analysis shows the impact of a 50-basis-point change in the EROA and discount rate assumptions for our largest pension plan and the resulting increase (decrease) in our projected benefit obligation (“PBO”) as of May 31, 2025 and expense for the year ended May 31, 2025 (in millions):

	50 Basis Point Increase	50 Basis Point Decrease
Pension Plan
EROA:
Effect on pension expense	$(131)	$131
Discount Rate:
Effect on pension expense	15	(17)
Effect on PBO	(1,275)	1,397
See Note 14 of the accompanying consolidated financial statements for further information about our pension plans.
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

	2025	2024
Short-Term	$1,858	$1,931
Long-Term	4,033	3,701
Total	$5,891	$5,632
A five-percent reduction or improvement in the assumed claim severity used to estimate our self-insurance accruals would result in an increase or decrease of approximately $295 million in our reserves and expenses as of and for the year ended May 31, 2025. For more information, see “Item 1A. Risk Factors” of this Annual Report.
LONG-LIVED ASSETS
USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 59% of our owned assets invested in our transportation and information system infrastructures.
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
IMPAIRMENT. As of May 31, 2025, the Federal Express global air network included a fleet of 698 aircraft (including 312 supplemental aircraft) that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.
Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2025, we had two purchased aircraft that were not yet placed into service.
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
In the fourth quarter of 2025, we made the decision to permanently retire from service 12 aircraft and eight related engines, resulting in a noncash impairment charge of $21 million ($16 million, net of tax, or $0.06 per diluted share). These retirements included two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, three Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. All of these permanently retired aircraft were temporarily idled and not in revenue service.
During 2024, Federal Express made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with Federal Express’s fleet reduction and modernization strategy. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.
In 2023 we accelerated the retirement of the entire Boeing MD-11 fleet by the end of 2028. In 2025 we made the decision to extend the retirement plan to have the fleet retired by the end of 2032 to better align the air network capacity of Federal Express to match anticipated shipment volumes. As a result of this decision, we had a net decrease in depreciation expense in 2025 of $19 million.
In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2025, we had 22 aircraft temporarily idled. These aircraft have been idled for an average of ten months and are expected to return to revenue service in order to meet expected demand.
LEASES. We utilize operating leases to finance certain of our aircraft, facilities, and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. We had $17 billion in operating lease liabilities and $16 billion in related right-of-use assets on the balance sheet as of May 31, 2025. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2025 was 9.7 years.

Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-of-use asset and lease liability on the consolidated balance sheets.
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
GOODWILL. We had $6.6 billion of recorded goodwill at May 31, 2025 and $6.4 billion of recorded goodwill at May 31, 2024 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.
Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed a qualitative assessment of goodwill in the fourth quarter of 2025 and 2024.
As part of our qualitative assessment, we consider changes in the macroeconomic environment such as the general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, and other developments in equity and credit markets.
When we perform quantitative assessments, we compare the fair value of the reporting unit to its carrying value (including attributable goodwill). Fair value is estimated using standard valuation methodologies (principally the income or market approach classified as Level 3 within the fair value hierarchy) incorporating market participant considerations and management’s assumptions on revenue growth rates, operating margins, discount rates, and expected capital expenditures. Estimates used by management can significantly affect the outcome of the impairment test. Changes in forecasted operating results and other assumptions could materially affect these estimates.
We evaluated each of our reporting units during the fourth quarters of 2025 and 2024 and the estimated fair value of each of our reporting units exceeded their carrying values as of the end of 2025 and 2024; therefore, no impairment was recorded during any of the years presented.
LEGAL AND OTHER CONTINGENCIES
We are subject to various loss contingencies in connection with our operations. Contingent liabilities are difficult to measure, as their measurement is subject to multiple factors that are not easily predicted or projected. Further, additional complexity in measuring these liabilities arises due to the various jurisdictions in which these matters occur, which makes our ability to predict their outcome highly uncertain. Moreover, different accounting rules must be employed to account for these items based on the nature of the contingency. Accordingly, significant management judgment is required to assess these matters and to make determinations about the measurement of a liability, if any. Certain pending loss contingencies are described in Note 21 of the accompanying consolidated financial statements. In the opinion of management, the aggregate liability, if any, of individual matters or groups of related matters not specifically described in Note 21 is not expected to be material to our financial position, results of operations, or cash flows. The following describes our methods and associated processes for evaluating these matters.
Because of the complex environment in which we operate, we are subject to numerous legal proceedings and claims, including those relating to general commercial matters, governmental enforcement actions, employment-related claims, vehicle accidents, and service providers. Accounting guidance for contingencies requires an accrual of estimated loss from a contingency, such as a non-income tax or other legal proceeding or claim, when it is probable (i.e., the future event or events are likely to occur) that a loss has been incurred and the amount of the loss can be reasonably estimated. This guidance also requires disclosure of a loss contingency matter when, in management’s judgment, a material loss is reasonably possible or probable.
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
Our evaluation of these matters is the result of a comprehensive process designed to ensure that accounting recognition of a loss or disclosure of these contingencies is made in a timely manner and involves our legal and accounting personnel, as well as external counsel where applicable. The process includes regular communications during each quarter and scheduled meetings shortly before the issuance of our financial statements to evaluate any new legal proceedings and the status of existing matters.
In determining whether a loss should be accrued or a loss contingency disclosed, we evaluate, among other factors:
•the current status of each matter within the scope and context of the entire lawsuit or proceeding (e.g., the lengthy and complex nature of class-action matters);
•the procedural status of each matter;
•any opportunities to dispose of a lawsuit on its merits before trial (i.e., motion to dismiss or for summary judgment);
•the amount of time remaining before a trial date;
•the status of discovery;
•the status of settlement, arbitration, or mediation proceedings; and
•our judgment regarding the likelihood of success prior to or at trial.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 7 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.2 billion at May 31, 2025 and outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.5 billion at May 31, 2024. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $600 million as of May 31, 2025 and approximately $650 million as of May 31, 2024. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
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
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce, and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly positive impact on operating income in 2025 and a slightly negative impact on operating income in 2024. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2025, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $450 million for 2026, assuming operations were consistent with the prior year. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity, which impacts our exposure to foreign currency exchange risk. Certain derivatives are designated as net investment hedges and the gains or losses on those derivatives are reported in accumulated other comprehensive loss within common stockholders’ investment as part of the cumulative translation adjustment. During 2025, we recognized an $86 million loss in other comprehensive income related to our cross-currency swaps, which excludes any impact of deferred income taxes. All other derivatives are accounted for at fair value with any gains or losses recorded in income, and were immaterial in 2025. The income statement impact of the derivatives was immaterial in 2024. For additional discussion of our derivatives, see Note 16 of the accompanying consolidated financial statements.
COMMODITY. While we have market risk for changes in the price of jet and vehicle fuel, this risk is largely mitigated by our indexed fuel surcharges. For additional discussion of our indexed fuel surcharges, see the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2025.
The effectiveness of our internal control over financial reporting as of May 31, 2025, has been audited by Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
FedEx Corporation
Opinion on Internal Control Over Financial Reporting
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2025, and the related notes and our report dated July 21, 2025 expressed an unqualified opinion thereon.
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
July 21, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
FedEx Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 21, 2025 expressed an unqualified opinion thereon.
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

U.S. Pension Projected Benefit Obligation
Description of the Matter
The Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. At May 31, 2025, the Company’s aggregated projected benefit obligation for U.S. pension plans was $26.0 billion, which was less than the $26.6 billion fair value of U.S. pension plan assets, resulting in a funded status of $0.6 billion. As explained in Note 1 and Note 14 to the consolidated financial statements, the Company’s projected benefit obligation for the U.S. pension plans is measured using actuarial techniques that reflect management’s assumptions for discount rate and demographic experience, such as mortality and retirement ages.
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

Valuation of Self-Insurance Accruals
Description of the Matter
At May 31, 2025, the Company’s self-insurance accruals reflected in the balance sheet were $5.9 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.
Auditing the Company’s self-insurance accruals is complex due to the significant measurement uncertainty inherent to the estimate, the application of management judgment, and the use of various actuarial methods. In addition, the accruals are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating self-insurance accruals, including management’s review of actuarial estimates and assessment of data underlying the accruals.
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
Memphis, Tennessee
July 21, 2025

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,502	$6,501
Receivables, less allowances of $773 and $775	11,368	10,087
Spare parts, supplies, and fuel, less allowances of $308 and $288	602	614
Prepaid expenses and other	914	1,005
Total current assets	18,386	18,207
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	31,584	30,525
Package handling and ground support equipment	18,878	17,880
Information technology	9,706	9,203
Vehicles and trailers	10,949	10,568
Facilities and other	16,505	16,215
Total property and equipment, at cost	87,622	84,391
Less accumulated depreciation and amortization	45,980	42,900
Net property and equipment	41,642	41,491
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,453	17,115
Goodwill	6,603	6,423
Other assets	4,543	3,771
Total other long-term assets	27,599	27,309
TOTAL ASSETS	$87,627	$87,007

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2025	2024
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$1,428	$68
Accrued salaries and employee benefits	2,731	2,673
Accounts payable	3,692	3,189
Operating lease liabilities	2,565	2,463
Accrued expenses	4,995	4,962
Total current liabilities	15,411	13,355
LONG-TERM DEBT, LESS CURRENT PORTION	19,151	20,135
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,205	4,482
Pension, postretirement healthcare, and other benefit obligations	1,698	2,010
Self-insurance accruals	4,033	3,701
Operating lease liabilities	14,272	15,053
Other liabilities	783	689
Total other long-term liabilities	24,991	25,935
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2025 and 2024	32	32
Additional paid-in capital	4,290	3,988
Retained earnings	41,402	38,649
Accumulated other comprehensive loss	(1,362)	(1,359)
Treasury stock, at cost; 80 million shares as of May 31, 2025 and 72 million shares as of May 31, 2024	(16,288)	(13,728)
Total common stockholders’ investment	28,074	27,582
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$87,627	$87,007

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2025	2024	2023
REVENUE	$87,926	$87,693	$90,155
OPERATING EXPENSES:
Salaries and employee benefits	31,232	30,961	31,019
Purchased transportation	21,768	20,921	21,790
Rentals and landing fees	4,647	4,571	4,738
Depreciation and amortization	4,264	4,287	4,176
Fuel	3,775	4,710	5,909
Maintenance and repairs	3,245	3,291	3,357
Goodwill and other asset impairment charges	21	157	117
Business optimization and realignment costs	756	582	309
Other	13,001	12,654	13,828
TOTAL OPERATING EXPENSES	82,709	82,134	85,243
OPERATING INCOME	5,217	5,559	4,912
OTHER INCOME (EXPENSE):
Interest expense	(789)	(745)	(694)
Interest income	363	370	198
Other retirement plans income	713	722	1,054
Other, net	(63)	(70)	(107)
TOTAL OTHER INCOME (EXPENSE)	224	277	451
INCOME BEFORE INCOME TAXES	5,441	5,836	5,363
PROVISION FOR INCOME TAXES	1,349	1,505	1,391
NET INCOME	$4,092	$4,331	$3,972
BASIC EARNINGS PER COMMON SHARE	$16.96	$17.41	$15.60
DILUTED EARNINGS PER COMMON SHARE	$16.81	$17.21	$15.48
The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years ended May 31,
	2025	2024	2023
NET INCOME	$4,092	$4,331	$3,972
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefits of $13 in 2025, $5 in 2024, and $25 in 2023	2	(60)	(214)
Prior service credit arising during period, net of tax (expense) of $0 in 2025, ($11) in 2024, and $0 in 2023	—	36	—
Amortization of prior service credits and other, net of tax benefit of $6 in 2025, $2 in 2024, and $2 in 2023	(5)	(8)	(10)
TOTAL OTHER COMPREHENSIVE LOSS	(3)	(32)	(224)
COMPREHENSIVE INCOME	$4,089	$4,299	$3,748

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$4,092	$4,331	$3,972
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,264	4,287	4,176
Provision for uncollectible accounts	521	421	696
Other noncash items including leases and deferred income taxes	3,156	2,919	3,472
Stock-based compensation	154	163	182
Retirement plans mark-to-market adjustments	(515)	(561)	(650)
Goodwill and other asset impairment charges	21	157	117
Business optimization and realignment costs, net of payments	43	26	23
Changes in assets and liabilities:
Receivables	(1,780)	(270)	782
Other current assets	90	(43)	48
Pension and postretirement healthcare assets and liabilities, net	(553)	(522)	(623)
Accounts payable and other liabilities	(2,445)	(2,553)	(3,331)
Other, net	(12)	(43)	(16)
Cash provided by operating activities	7,036	8,312	8,848
INVESTING ACTIVITIES
Capital expenditures	(4,055)	(5,176)	(6,174)
Purchase of investments	(262)	(176)	(84)
Proceeds from sale of investments	110	38	—
Proceeds from asset dispositions, and other investing activities, net	115	114	84
Cash used in investing activities	(4,092)	(5,200)	(6,174)
FINANCING ACTIVITIES
Principal payments on debt	(157)	(147)	(152)
Proceeds from stock issuances	524	491	231
Dividends paid	(1,339)	(1,259)	(1,177)
Purchase of common stock	(3,017)	(2,500)	(1,500)
Other, net	(30)	(11)	1
Cash used in financing activities	(4,019)	(3,426)	(2,597)
Effect of exchange rate changes on cash	76	(41)	(118)
Net decrease in cash and cash equivalents	(999)	(355)	(41)
Cash and cash equivalents at beginning of period	6,501	6,856	6,897
Cash and cash equivalents at end of period	$5,502	$6,501	$6,856

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2022	$32	$3,712	$32,782	$(1,103)	$(10,484)	$24,939
Net income	—	—	3,972	—	—	3,972
Other comprehensive loss, net of tax of $27	—	—	—	(224)	—	(224)
Purchases of common stock (9.2 million shares)	—	(82)	—	—	(1,418)	(1,500)
Cash dividends declared ($5.86 per share)	—	—	(1,495)	—	—	(1,495)
Employee incentive plans and other (1.9 million shares issued)	—	139	—	—	257	396
Balance at May 31, 2023	32	3,769	35,259	(1,327)	(11,645)	26,088
Net income	—	—	4,331	—	—	4,331
Other comprehensive loss, net of tax of $4	—	—	—	(32)	—	(32)
Purchases of common stock (9.8 million shares)	—	(22)	—	—	(2,495)	(2,517)
Cash dividends declared ($3.78 per share)	—	—	(941)	—	—	(941)
Employee incentive plans and other (3.1 million shares issued)	—	241	—	—	412	653
Balance at May 31, 2024	32	3,988	38,649	(1,359)	(13,728)	27,582
Net income	—	—	4,092	—	—	4,092
Other comprehensive loss, net of tax of $19	—	—	—	(3)	—	(3)
Purchases of common stock (10.9 million shares)	—	(21)	—	—	(2,999)	(3,020)
Issuance of treasury stock for acquisition	—	42	—	—	48	90
Cash dividends declared ($5.52 per share)	—	—	(1,339)	—	—	(1,339)
Employee incentive plans and other (2.9 million shares issued)	—	281	—	—	391	672
Balance at May 31, 2025	$32	$4,290	$41,402	$(1,362)	$(16,288)	$28,074

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. During the fiscal years ended May 31, 2025 and 2024, our primary operating companies were Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services.
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
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2025 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
In January 2025, the Board of Directors approved a change in FedEx's fiscal year end from May 31 to December 31. The fiscal year change will be effective for the period beginning June 1, 2026.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Principal vs. Agent Considerations
Transportation services are provided with the use of employees and independent businesses that contract with FedEx. GAAP requires us to evaluate whether our businesses themselves promise to transfer services to the customer (as the principal) or to arrange for services to be provided by another party (as the agent) using a control model. Based on our evaluation of the control model, we determined that FedEx is the principal to the transaction for most of these services and revenue is recognized on a gross basis based on the transfer of control to the customer. Costs associated with independent businesses providing transportation services are recognized as incurred and included within “Purchased transportation” in the accompanying consolidated statements of income.
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
Gross contract assets related to in-transit shipments totaled $673 million and $672 million at May 31, 2025 and May 31, 2024, respectively. Contract assets net of deferred unearned revenue were $526 million and $463 million at May 31, 2025 and May 31, 2024, respectively. Contract assets are included within “Receivables” in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $23 million and $23 million at May 31, 2025 and May 31, 2024, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying consolidated balance sheets.
Payment Terms
Certain of our revenue-producing transactions are subject to taxes and duties, such as sales tax, assessed by governmental authorities. We present these revenues net of tax. Under the typical payment terms of our customer contracts, the customer pays at periodic

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $425 million in 2025, $421 million in 2024, and $435 million in 2023.
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
The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2025	2024
Wide-body aircraft and related equipment	18 to 30 years	$18,202	$17,936
Narrow-body and feeder aircraft and related equipment	5 to 30 years	1,750	1,849
Package handling and ground support equipment	3 to 15 years	7,573	7,607
Information technology	3 to 7 years	1,568	1,722
Vehicles and trailers	3 to 15 years	4,075	4,053
Facilities and other	1 to 33 years	8,474	8,324
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 18 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.
Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $4.3 billion in 2025, $4.3 billion in 2024, and $4.2 billion in 2023. Depreciation and amortization expense includes amortization of assets under finance leases.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $55 million in 2025, $81 million in 2024, and $77 million in 2023.
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
In 2025 we made the decision to permanently retire from service 12 aircraft and eight related engines, resulting in a noncash impairment charge of $21 million ($16 million, net of tax, or $0.06 per diluted share). These retirements included two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, three Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. All of these permanently retired aircraft were temporarily idled and not in revenue service.
In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with Federal Express’s fleet reduction and modernization strategy. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.
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
In 2023 we accelerated the retirement of the entire Boeing MD-11 fleet by the end of 2028. In 2025 we made the decision to extend the retirement plan to have the fleet retired by the end of 2032 to better align air network capacity of Federal Express to match current and anticipated shipment volumes. As a result of this decision, we had a net decrease in depreciation expense in 2025 of $19 million.
In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2025, we had 22 aircraft temporarily idled. These aircraft have been idled for an average of ten months and are expected to return to revenue service in order to meet expected demand.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, as a result, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in the consolidated balance sheets that are not subject to valuation allowances. We record the taxes for global intangible low-taxed income as a period cost.
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
We classify interest related to income tax liabilities as interest expense, and if applicable, penalties are recognized as a component of income tax expense. The income tax liabilities and accrued interest and penalties that are due within one year of the balance sheet date are presented as current liabilities. The noncurrent portion of our income tax liabilities and accrued interest and penalties are included within “Other liabilities” in the accompanying consolidated balance sheets.
SELF-INSURANCE ACCRUALS. We are self-insured for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Accruals are primarily based on the actuarially estimated cost of claims, which includes incurred-but-not-reported claims. Current workers’ compensation claims, vehicle and general liability, and long-term disability are included within “Accrued expenses” in the accompanying consolidated balance sheets. We self-insure up to certain limits that vary by operating company and type of risk. Claims costs are recognized on a gross basis and a receivable is recorded for amounts covered by third-party insurance. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance and premium expense.
We are also self-insured for certain short-term employee healthcare claims, which are included within “Accrued expenses” in the accompanying consolidated balance sheets.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our leases generally contain options to extend or terminate the lease. We reevaluate our leases on a regular basis to consider the economic and strategic incentives of exercising the renewal options, and how they align with our operating strategy. Therefore, substantially all the renewal option periods are not included within the lease term and the associated payments are not included in the measurement of the right-of-use asset and lease liability as the options to extend are not reasonably certain at lease commencement. Short-term leases with an initial term of 12 months or less are not recognized in the right-of-use asset and lease liability within the consolidated balance sheets.
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
Amounts due to our suppliers that participate in the SCF programs are included within “Accounts payable” in the accompanying consolidated balance sheets. We have been informed by the participating financial institutions that as of May 31, 2025 and May 31, 2024, suppliers have been approved to sell to them $71 million and $94 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the years ended May 31 is presented below (in millions):

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$94	$83
Invoices confirmed during the year	625	686
Confirmed invoices paid during the year	(651)	(678)
Currency translation adjustments	3	3
Confirmed obligations outstanding at the end of the year	$71	$94
FOREIGN CURRENCY TRANSLATION. Translation gains and losses of foreign operations that use local currencies as the functional currency are accumulated and reported, net of applicable deferred income taxes, as a component of accumulated other comprehensive loss (“AOCL”) within “Common stockholders’ investment” in the accompanying consolidated balance sheets. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local currency are included within “Other, net” in the accompanying consolidated statements of income and were immaterial for each period presented.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. Our pilots, who are a small number of our total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a collective bargaining agreement that took effect on November 2, 2015. The agreement became amendable in November 2021. Bargaining for a successor agreement

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
began in May 2021, and in November 2022 the National Mediation Board (“NMB”) began actively mediating the negotiations. In July 2023, the pilots failed to ratify the tentative successor agreement that was approved by ALPA’s FedEx Master Executive Council the prior month. Bargaining for a successor agreement continues. In April 2024, the NMB rejected ALPA’s request for a proffer of arbitration. The conduct of mediated negotiations has no effect on our operations. Once a new agreement is ratified, we may amend our pension plan offered to the pilots, which would result in a remeasurement of our pension benefit obligation.
INVESTMENTS IN EQUITY AND DEBT SECURITIES. Investments in equity securities with a readily determinable fair value are carried at fair value. For equity securities without readily determinable fair values that qualify for the net asset value (“NAV”) practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. Changes in fair value are included in “Other income (expense)” in the accompanying consolidated statements of income.
We apply the measurement alternative to all other investments in equity securities without a readily determinable fair value. Under the measurement alternative these equity securities are accounted for at cost, with adjustments for observable changes in prices and impairments included within “Other income (expense)” in the accompanying consolidated statements of income. We perform a qualitative assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.
Investments in debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Realized gains and losses on available-for-sale debt securities are included within “Other income (expense)” in the accompanying consolidated statements of income while unrealized gains and losses, net of tax, are included within AOCL in the accompanying consolidated balance sheet.
Investments in equity securities and debt securities are included within “Other assets” and “Prepaid expenses and other,” respectively, in the accompanying consolidated balance sheets.
STOCK-BASED COMPENSATION. The accounting guidance related to share-based payments requires recognition of compensation expense for stock-based awards using a fair value method. We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards and restricted stock units (“RSUs”) are based on the stock price of the award on the grant date. We record stock-based compensation expense within “Salaries and employee benefits” in the accompanying consolidated statements of income. We issue new shares or treasury shares from stock repurchases to cover employee stock option exercises and restricted stock grants. Shares not issued for restricted stock grants are available to be issued for stock option grants.
TREASURY SHARES. In December 2021, our Board of Directors authorized a stock repurchase program of up to $5.0 billion of FedEx common stock. In March 2024, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock. As of June 1, 2024, $5.1 billion remained available to be used for repurchases under the 2021 and 2024 programs.
During 2025, we repurchased 10.9 million shares of FedEx common stock under accelerated share repurchase ("ASR") transactions with two banks and open market transactions at an average price of $274.34 per share for a total of $3.0 billion. Share repurchases had a benefit of $0.44 per diluted share in 2025. In fiscal 2026 we have completed $500 million of share repurchases through open market transactions and as of July 21, 2025, $1.6 billion remained available to be used for repurchases under the 2024 program, which is the only program that currently exists. During 2024, we repurchased 9.8 million shares of FedEx common stock at an average price of $255.34 per share for a total of $2.5 billion. During 2023, we repurchased 9.2 million shares of FedEx common stock at an average price of $163.39 per share for a total of $1.5 billion.
The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction within “Common stockholders’ investment” in the accompanying consolidated balance sheets and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
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
DIVIDENDS DECLARED PER COMMON SHARE. On June 9, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend was paid on July 8, 2025 to stockholders of record as of the close of business on June 23, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. In the second quarter of 2023, we announced DRIVE, a comprehensive program to improve long-term profitability. This program includes a business optimization plan to drive efficiency within and among our transportation segments, lower our overhead and support costs, and transform our digital capabilities. We have commenced our plan to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network through Network 2.0, the multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada.
We have implemented Network 2.0 optimization in approximately 290 locations in the U.S and Canada as of May 31, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025.
In June 2024, Federal Express announced a workforce reduction plan in Europe as part of its ongoing measures to reduce structural costs. The plan will impact approximately 1,400 employees in Europe across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to our workforce reduction plan in Europe to range from $250 million to $275 million in cash expenditures through fiscal 2026. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans. The identification of costs as business optimization-related expenditures is subject to our disclosure controls and procedures.
We incurred business optimization costs of $756 million ($577 million, net of tax, or $2.37 per diluted share) in 2025, including $235 million of costs related to the workforce reduction plan in Europe. These costs were primarily related to professional services and severance, and are included in Federal Express and Corporate, other, and eliminations. We incurred costs associated with our business optimization activities of $582 million ($444 million, net of tax, or $1.77 per diluted share) in 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express. We incurred costs associated with our business optimization activities of $273 million ($209 million, net of tax, or $0.81 per diluted share) in 2023. These costs were primarily related to consulting services, severance, professional fees, and idling our operations in Russia. These business optimization costs are included in Corporate, other, and eliminations and Federal Express. The aggregate pre-tax cost of our business optimization activities was $1.6 billion through 2025.
In 2021, Federal Express announced a workforce reduction plan in Europe related to the network integration of TNT Express. The plan affected approximately 5,000 employees in Europe across operational teams and back-office functions and was completed during 2023. We incurred costs of $36 million ($27 million, net of tax, or $0.11 per diluted share) in 2023 associated with our business realignment activities. These costs were related to certain employee severance arrangements. Payments under this program totaled approximately $118 million in 2023. The cumulative pre-tax cost of our business realignment activities was approximately $430 million. We did not incur any costs related to business realignment activities in 2024 or 2025.
FEDEX FREIGHT SPIN-OFF COSTS. We incurred costs related to the planned spin-off of FedEx Freight of $56 million ($44 million, net of tax, or $0.18 per diluted share) in 2025. These costs are included in Corporate, other, and eliminations and consist of $38 million of professional and legal fees included within “Other” operating expenses and $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 7 included within “Other, net” in the accompanying consolidated statements of income. We did not incur any FedEx Freight spin-off costs in 2024.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which expands disclosures about a public entity’s reportable segments and requires more enhanced information about a reportable segment’s expenses, interim segment profit or loss, and how a public entity’s chief operating decision maker uses reported segment profit or loss information in assessing segment performance and allocating resources. We adopted this standard effective June 1, 2024 (fiscal 2025). The adoption of this standard did not have a material effect on our consolidated financial statements or internal controls. See Note 15 for further discussion about segment reporting.
New Accounting Standards and Accounting Standards Not Yet Adopted
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
In March 2024, the Securities and Exchange Commission (“SEC”) adopted final rules requiring public entities to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, entities would have been required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules were originally scheduled to be effective for annual periods beginning in calendar 2025. In April 2024, the SEC voluntarily stayed implementation of the final rules pending certain legal challenges and in February 2025 requested that the court not schedule the matter for argument in order to allow time for the SEC to determine appropriate next steps. In March 2025, the SEC withdrew its defense of the rules. We are currently evaluating the status of these rules and the related litigation.
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
Other accounting pronouncements issued, but not effective until after May 31, 2025, are not expected to have a material impact on our consolidated financial statements, related disclosures, or internal controls.
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
Credit losses were $521 million in 2025, $421 million in 2024, and $696 million in 2023. Our allowance for credit losses was $438 million at May 31, 2025 and $436 million at May 31, 2024.
NOTE 4: BUSINESS COMBINATIONS
On February 4, 2025, we acquired RouteSmart Technologies, Inc. (“RouteSmart”), a global leader in route planning and optimization solutions, for $113 million in FedEx common shares from treasury stock and cash from operations. The majority of the purchase price was allocated to intangible assets and goodwill. The financial results of RouteSmart are included in the FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment under “Corporate, other and eliminations” from the date of acquisition and were not material to our results of operations or financial condition; therefore, pro forma financial information has not been provided.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, Other, and Eliminations	Total
Goodwill at May 31, 2023	$5,781	$771	$1,961	$8,513
Accumulated impairment charges	—	(133)	(1,945)	(2,078)
Balance as of May 31, 2023	5,781	638	16	6,435
Other(1)	(12)	—	—	(12)
Balance as of May 31, 2024	5,769	638	16	6,423
Goodwill acquired(2)	38	—	—	38
Other(1)	142	—	—	142
Balance as of May 31, 2025	$5,949	$638	$16	$6,603
Accumulated goodwill impairment charges as of May 31, 2025	$—	$(133)	$(1,945)	$(2,078)
(1)Primarily currency translation adjustments.
(2)Goodwill acquired related to the acquisition of RouteSmart Technologies. See Note 4 for more information.
We evaluated each of our reporting units during the fourth quarters of 2025 and 2024 and the estimated fair value of each of our reporting units exceeded their carrying values as of the end of 2025 and 2024; therefore, no impairment was recorded during any of the years presented.
In connection with our annual impairment testing of goodwill conducted in the fourth quarter of 2023, we recorded an impairment charge of $36 million for all of the goodwill attributable to our FedEx Dataworks reporting unit. The key factors contributing to the goodwill impairment were underperformance of the ShopRunner business during 2023, including base business erosion, and the failure to attain the level of operating synergies and revenue and profit growth anticipated at the time of acquisition. Based on these factors, our outlook for the business changed in the fourth quarter of 2023.
OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2025 and 2024 is as follows (in millions):

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$580	$(454)	$126	$570	$(405)	$165
Technology	132	(53)	79	62	(46)	16
Trademarks and other	1	(1)	—	1	(1)	—
Total	$713	$(508)	$205	$633	$(452)	$181
As part of our review of long-lived assets in the fourth quarter of 2025 and 2024, there were no impairments recorded for our reporting units. During the fourth quarter of 2023, we recognized an $11 million asset impairment charge related to customer relationships from the ShopRunner acquisition.
Amortization expense for intangible assets was $48 million in 2025, $47 million in 2024, and $52 million in 2023.
Expected amortization expense for the next five years is as follows (in millions):

2026	$54
2027	53
2028	50
2029	11
2030	$10

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6: SELECTED CURRENT LIABILITIES
The components of selected current liability captions at May 31 were as follows (in millions)

	2025	2024
Accrued salaries and employee benefits
Salaries	$1,083	$757
Employee benefits, including variable compensation	796	977
Compensated absences	852	939
	$2,731	$2,673
Accrued expenses
Self-insurance accruals	$1,858	$1,931
Taxes other than income taxes	372	334
Other	2,765	2,697
	$4,995	$4,962
NOTE 7: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2025, are as follows (in millions):

			May 31,
	Interest Rate %	Maturity	2025	2024
Senior secured debt:
	1.875	2034	$729	$780
Senior unsecured debt:
	3.25	2026	749	748
	3.40	2028	498	498
	4.20	2029	398	398
	3.10-4.25	2030	1,738	1,739
	2.40	2031	992	992
	4.90	2034	496	497
	3.90	2035	495	495
	3.25	2041	740	740
	3.875-4.10	2043	985	986
	5.10	2044	742	743
	4.10	2045	641	642
	4.55-4.75	2046	2,462	2,464
	4.40	2047	736	737
	4.05	2048	986	987
	4.95	2049	835	836
	5.25	2050	1,225	1,227
	4.50	2065	245	246
	7.60	2098	237	237
Euro senior unsecured debt:
	0.45	2026	569	542
	1.625	2027	1,422	1,353
	0.45	2029	679	647
	1.30	2032	566	539
	0.95	2033	734	699
Total senior unsecured debt			19,170	18,992
Finance lease obligations			680	431
			20,579	20,203
Less current portion			1,428	68
			$19,151	$20,135
Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted-average interest rate on long-term debt was 3.5% as of May 31, 2025. Long-term debt, including current maturities and exclusive of

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
finance leases, had estimated fair values of $17.2 billion at May 31, 2025 and $17.5 billion at May 31, 2024. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at May 31, 2025. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.
The following table sets forth the future scheduled principal payments due by fiscal year on our long-term debt (in millions):

Debt Principal
2026	$1,371
2027	1,476
2028	552
2029	1,135
2030	1,802
Thereafter	13,777
Subtotal	20,113
Discount and debt issuance costs	$(214)
Total debt	$19,899
Exchange Offers and Consent Solicitations
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
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2025, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Outstanding commercial paper reduces the amount available to borrow under the Credit Agreements.
Our Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt (excluding up to $500 million of unrestricted cash and cash equivalents) to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”)

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The aggregate amount of adjustments for business optimization and restructuring expenses and pro forma cost savings and synergies associated with an acquisition may not exceed 10% of adjusted EBITDA (calculated after giving effect to any such addback and such cap and all other permitted addbacks and adjustments) in any period. Additionally, following the consummation of an acquisition for which the aggregate cash consideration is at least $250 million, FedEx may elect to increase the ratio to 4.0 to 1.0 with respect to the last day of the fiscal quarter during which such acquisition is consummated and the last day of each of the immediately following three consecutive fiscal quarters, provided that there must be at least two consecutive fiscal quarters between such elections during which the ratio is 3.5 to 1.0. The ratio of our debt to adjusted EBITDA was 1.9 to 1.0 at May 31, 2025.
The financial covenant discussed above is the only significant restrictive covenant in the Credit Agreements. The Credit Agreements contain other customary covenants that do not, individually or in the aggregate, materially restrict the conduct of our business. We are in compliance with the financial covenant and all other covenants in the Credit Agreements and do not expect the covenants to affect our operations, including our liquidity or expected funding needs. If we failed to comply with the financial covenant or any other covenants in the Credit Agreements, our access to financing could become limited. Our commercial paper program is backed by unused commitments under the Credit Agreements.
NOTE 8: LEASES
The following table is a summary of the components of net lease cost for the period ended May 31 (in millions)

	2025	2024
Operating lease cost	$3,421	$3,326
Finance lease cost:
Amortization of right-of-use assets	31	30
Interest on lease liabilities	17	24
Total finance lease cost	48	54
Short-term lease cost	484	494
Variable lease cost	1,840	1,714
Net lease cost	$5,793	$5,588
Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,422	$3,319
Operating cash flows paid for interest portion of finance leases	17	15
Financing cash flows paid for principal portion of finance leases	101	80
Right-of-use assets obtained in exchange for new operating lease liabilities	1,945	2,083
Right-of-use assets obtained in exchange for new finance lease liabilities	352	10

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2025	2024
Operating leases:
Operating lease right-of-use assets, net	$16,453	$17,115

Current portion of operating lease liabilities	$2,565	$2,463
Operating lease liabilities	14,272	15,053
Total operating lease liabilities	$16,837	$17,516

Finance leases:
Net property and equipment	$621	$373

Current portion of long-term debt	$59	$18
Long-term debt, less current portion	621	413
Total finance lease liabilities	$680	$431

Weighted-average remaining lease term:
Operating leases	9.7	9.5
Finance leases	19.6	29.8

Weighted-average discount rate:
Operating leases	3.98%	3.79%
Finance leases	3.90%	3.63%
We utilize certain aircraft, land, facilities, retail locations, and equipment under finance and operating leases that expire at various dates through 2078. We leased less than 1% of our total aircraft fleet under operating leases as of May 31, 2025 and less than 1% as of May 31, 2024. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.
A summary of future minimum lease payments under non-cancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2025 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2026	$126	$2,881	$3,007	$84	$3,091
2027	124	2,811	2,935	85	3,020
2028	124	2,450	2,574	84	2,658
2029	117	2,071	2,188	82	2,270
2030	47	1,731	1,778	74	1,852
Thereafter	90	7,817	7,907	610	8,517
Total lease payments	628	19,761	20,389	1,019	21,408
Less imputed interest	(67)	(3,485)	(3,552)	(339)	(3,891)
Present value of lease liability	$561	$16,276	$16,837	$680	$17,517
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of May 31, 2025, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and equipment and have undiscounted future payments of approximately $1.1 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2025 to 2026.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Federal Express makes payments under certain leveraged operating leases that are sufficient to pay principal and interest on certain pass-through certificates. The pass-through certificates are not direct obligations of, or guaranteed by, FedEx or Federal Express.
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
NOTE 9: PREFERRED STOCK
Our Certificate of Incorporation authorizes the Board of Directors, at its discretion, to issue up to 4,000,000 shares of preferred stock. The stock is issuable in series, which may vary as to certain rights and preferences, and has no par value. As of May 31, 2025, none of these shares had been issued.
NOTE 10: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCL):

	2025	2024	2023
Foreign currency translation loss:
Balance at beginning of period	$(1,422)	$(1,362)	$(1,148)
Translation adjustments	2	(60)	(214)
Balance at end of period	(1,420)	(1,422)	(1,362)
Retirement plans adjustments:
Balance at beginning of period	63	35	45
Prior service credit arising during period	—	36	—
Amortization of prior service credits	(5)	(8)	(10)
Balance at end of period	58	63	35
AOCL at end of period	$(1,362)	$(1,359)	$(1,327)
NOTE 11: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2025	2024	2023
Stock-based compensation expense	$154	$163	$182
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

	2025	2024	2023
Weighted-average Black-Scholes value per share	$104.42	$79.48	$63.44
Intrinsic value of options exercised	$263	$290	$160
Black-Scholes assumptions:
Expected lives	6.3 years	6.4 years	6.4 years
Expected volatility	37%	35%	34%
Risk-free interest rate	4.59%	3.94%	1.68%
Dividend yield	1.840%	2.030%	1.694%
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
The following table summarizes information regarding stock option activity for the year ended May 31, 2025:

	Stock Options
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2024	13,457,990	$210.35
Granted	1,447,141	$285.19
Exercised	(2,733,218)	$191.57
Forfeited	(459,561)	$245.35
Outstanding at May 31, 2025	11,712,352	$222.31	5.6	$251
Exercisable	8,263,050	$209.31	4.6	$244
Expected to vest	3,054,819	$253.99	8.2	$6
Available for future grants	10,976,914
(1)Only presented for options with market value at May 31, 2025 in excess of the exercise price of the option.
The options granted during 2025 are primarily related to our principal annual stock option grant in June 2024.
The following table summarizes information regarding vested and unvested restricted stock and RSUs for the year ended May 31, 2025:

	Restricted Stock and RSUs
	Shares/Units	Weighted- Average Grant Date Fair Value
Unvested at June 1, 2024	349,972	$226.11
Granted	150,967	276.44
Vested	(185,286)	214.78
Forfeited	(9,374)	243.67
Unvested at May 31, 2025	306,279	$253.66
Available for future grants	609,193

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During the year ended May 31, 2024, there were 169,371 shares of restricted stock granted with a weighted-average fair value of $239.33 per share. During the year ended May 31, 2023, there were 160,286 shares of restricted stock granted with a weighted-average fair value of $208.57 per share.
Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2025	1,896,584	$116
2024	2,599,042	137
2023	2,711,215	$137
As of May 31, 2025, there was $219 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.
Total shares outstanding or available for grant related to equity compensation at May 31, 2025 represented 9% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.
NOTE 12: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the years ended May 31 was as follows (in millions, except per share amounts):

	2025	2024	2023
Basic earnings per common share:
Net earnings allocable to common shares(1)	$4,087	$4,325	$3,966
Weighted-average common shares	241	248	254
Basic earnings per common share	$16.96	$17.41	$15.60

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$4,087	$4,325	$3,966
Weighted-average common shares	241	248	254
Dilutive effect of share-based awards	2	3	2
Weighted-average diluted shares	243	251	256
Diluted earnings per common share	$16.81	$17.21	$15.48

Anti-dilutive options excluded from diluted earnings per common share	4.9	5.8	7.4
(1)Net earnings available to participating securities were $5 million in 2025, $6 million in 2024, and $6 million in 2023.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2025	2024	2023
Current provision
Domestic:
Federal	$891	$1,184	$579
State and local	146	218	157
Foreign	359	265	209
	1,396	1,667	945
Deferred provision
Domestic:
Federal	(302)	(82)	369
State and local	20	60	37
Foreign	235	(140)	40
	(47)	(162)	446
Total Provision	$1,349	$1,505	$1,391
Pre-tax earnings of foreign operations for 2025, 2024, and 2023 were $1.8 billion, $0.5 billion, and $0.6 billion, respectively. These amounts represent only a portion of total results associated with international shipments and do not represent our international results of operations.
A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2025	2024	2023
Taxes computed at federal statutory rate	$1,143	$1,226	$1,126
Increases (decreases) in income tax from:
U.S. and foreign return-to-provision adjustments	5	11	(44)
State and local income taxes, net of federal benefit	137	177	152
Foreign operations	101	65	96
Non-deductible expenses	72	48	40
Uncertain tax positions	(5)	(21)	60
Benefits from share-based payments	(18)	(26)	(18)
Valuation allowance	21	59	59
Foreign tax rate enactments	6	—	3
State deferred tax remeasurement	—	54	—
Goodwill impairment charges	—	—	8
Corporate structuring transactions	(66)	—	—
Other, net	(47)	(88)	(91)
Provision for income taxes	$1,349	$1,505	$1,391
Effective Tax Rate	24.8%	25.8%	25.9%
The 2025 tax provision includes an income tax benefit of $66 million from the write-off of U.S. deferred tax balances due to corporate structuring transactions.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2025		2024
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases, and intangibles	$4,515	$10,434	$4,597	$10,815
Employee benefits	725	291	744	68
Self-insurance accruals	1,247	—	1,183	—
Other	591	42	561	140
Net operating loss/credit carryforwards	1,123	—	1,306	—
Valuation allowances	(523)	—	(537)	—
	$7,678	$10,767	$7,854	$11,023
The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2025	2024
Noncurrent deferred tax assets(1)	$1,116	$1,313
Noncurrent deferred tax liabilities	(4,205)	(4,482)
	$(3,089)	$(3,169)
(1)Noncurrent deferred tax assets are included within “Other Assets” in the accompanying consolidated balance sheets.
We have approximately $3.2 billion of net operating loss carryovers in various foreign jurisdictions, $1.4 billion of state operating loss carryovers, and $139 million of U.S. federal operating loss and capital loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in 2026. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. The total change in the valuation allowance reflects certain balance sheet items. Income statement impacts are reflected in our effective tax rate reconciliation. The decrease in the valuation allowance during 2025 includes a $42 million increase related to foreign net operating losses, which includes a $21 million increase in a branch valuation allowance which has been offset by a corresponding deferred tax asset in the U.S. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in the consolidated balance sheets. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.
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
During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit sought to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $249 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. On February 13, 2025, the District Court ruled again in our favor with regard to a new argument raised by the U.S. government. On June 4, 2025, the District Court validated the amount of refunds owed for 2018 and 2019, which includes the foreign tax credits previously denied. The U.S. government has until August 4, 2025, to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31 is as follows (in millions):

	2025	2024	2023
Balance at beginning of year	$186	$212	$169
Increases for tax positions taken in the current year	31	5	3
Increases for tax positions taken in prior years	33	4	68
Decreases for tax positions taken in prior years	(11)	(3)	(7)
Settlements	(87)	(31)	(15)
Changes due to currency translation	3	(1)	(6)
Balance at end of year	$155	$186	$212
Our liabilities recorded for uncertain tax positions include $149 million at May 31, 2025 and $184 million at May 31, 2024 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $35 million at May 31, 2025 and $59 million at May 31, 2024.
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
The accounting guidance related to postretirement benefits requires recognition in the balance sheet of the funded status of defined benefit pension and other postretirement benefit plans, and the recognition in either expense or accumulated other comprehensive income of unrecognized gains or losses and prior service costs or credits. We use MTM accounting for the recognition of our actuarial gains and losses related to our defined benefit pension and postretirement healthcare plans as described in Note 1. The funded status is measured as the difference between the fair value of the plan’s assets and the PBO of the plan.
A summary of our retirement plan costs for the years ended May 31 is as follows (in millions):

	2025	2024	2023
Defined benefit pension plans	$278	$363	$236
Defined contribution plans	1,144	968	955
Postretirement healthcare plans	87	85	92
Pension plans MTM gain	(515)	(561)	(650)
	$994	$855	$633
The components of the MTM adjustments for the years ended May 31 are as follows (in millions):

	2025	2024	2023
Actual versus expected return on assets	$75	$(67)	$2,492
Discount rate change	(1,024)	(1,139)	(3,395)
Demographic experience:
Current year actuarial loss	196	67	142
Change in future assumptions	247	577	110
Pension plan amendments, including curtailment gains	(9)	1	1
Total MTM gain	$(515)	$(561)	$(650)

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2025
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 6.50%, which was lower than our expected rate of return of 6.75%. Performance was driven by public equities and alternatives, offset by fixed income gains due to higher interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 5.53% at May 31, 2024 to 5.87% at May 31, 2025. The demographic experience in 2025 reflects an update to our retirement rate assumption.
2024
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 6.80%, which was higher than our expected rate of return of 6.50%. Performance was driven by public equities and alternatives, offset by modest losses in fixed-income due to higher interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 5.17% at May 31, 2023 to 5.53% at May 31, 2024. The demographic experience in 2024 reflects an update to our retirement rate and short-term cash balance interest crediting assumptions.
2023
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was (2.70%), which was lower than our expected rate of return of 6.50%. Negative portfolio returns derived due to losses in both equities and our fixed-income assets due to market volatility and rising interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 4.21% at May 31, 2022 to 5.17% at May 31, 2023. The demographic experience in 2023 reflects an update to our short-term cash balance interest crediting assumption.
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
In 2020, we announced the closing of our U.S.-based defined benefit pension plans to new non-union employees hired on or after January 1, 2020. We introduced an all-401(k) plan retirement benefit structure for eligible employees with a higher company match of up to 8% across all U.S.-based operating companies in 2022. During calendar 2021, current eligible employees under the PPA pension formula were given a one-time option to continue to be eligible for pension compensation credits under the existing PPA formula and remain in the existing 401(k) plan with its company match of up to 3.5%, or to cease receiving compensation credits under the PPA and move to the new 401(k) plan with the higher match of up to 8%. Changes to the new 401(k) plan structure became effective January 1, 2022. See Note 1 for additional information on potential amendments to our pension plan offered to Federal Express pilots.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Discount rate used to determine benefit obligation	5.94%	5.58%	5.20%	4.40%	4.29%	4.21%	5.60%	5.63%	5.37%
Discount rate used to determine net periodic benefit cost	5.58	5.20	4.25	4.29	4.21	3.09	5.63	5.37	4.35
Rate of increase in future compensation levels used to determine benefit obligation	5.36	5.29	5.13	3.11	3.06	3.04	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.29	5.13	5.11	3.06	3.04	2.89	—	—	—
Expected long-term rate of return on assets	6.75	6.50	6.50	3.59	3.55	2.26	—	—	—
Interest crediting rate used to determine benefit obligation	4.10	4.32	4.23	2.30	2.90	2.40	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.32	4.23	4.00	2.90	2.40	3.70	—	—	—
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
Establishing the expected future rate of investment return on our pension assets is a judgmental matter, which we review on an annual basis and revise as appropriate. Management considers the following factors in determining this assumption:
•the duration of our pension plan liabilities, which drives the investment strategy we can employ with our pension plan assets;
•the types of investment classes in which we invest our pension plan assets and the expected compound geometric return we can reasonably expect those investment classes to earn over time, net of all fees and expenses; and
•the investment returns we can reasonably expect our investment management program to achieve in excess of the returns we could expect if investments were made strictly in indexed funds.
For consolidated pension expense, we assumed a 6.75% expected long-term rate of return on our U.S. Pension Plan assets in 2025 and 6.50% in 2024 and 2023. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 6.90%, net of all fees and expenses, for the 15-year period ended May 31, 2025.
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
The following is a description of the valuation methodologies used for investments measured at fair value:
•Cash and cash equivalents. Level 1 investments include cash, cash equivalents, and foreign currency valued using exchange rates. Level 2 investments include short-term investment funds, which are collective funds priced at a constant value by the administrator of the funds.
•Domestic, international, and global equities. Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded.
•Fixed income. We determine the fair value of Level 2 corporate bonds, U.S. and non-U.S. government securities, and other fixed-income securities by using bid evaluation pricing models or quoted prices of securities with similar characteristics.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•Alternative Investments. The valuation of Level 3 investments requires significant judgment due to the absence of quoted market prices, the inherent lack of liquidity, and the long-term nature of such assets. Investments in private equity, debt, real estate, hedge funds, and other private investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner. These estimates incorporate factors such as contributions and distributions, market transactions, market comparables, and performance multiples.
The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plan at the measurement date are presented in the following tables (in millions):

	Plan Assets at Measurement Date
	2025
Asset Class (U.S. Plan)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$641	2%	0 - 5%	$34	$607	$—
Equities			25 - 40
U.S. large cap equity(2)	3,804	14		1,678	—	—
International equities(2)	2,869	11		1,994	—	—
Global equities(2)	1,224	5		—	—	—
U.S. SMID cap equity	671	2		662	9	—
Fixed-income securities			40 - 60
Corporate	6,625	25		—	6,625	—
Government(2)	4,142	16		—	2,277	—
Mortgage-backed and other(2)	1,648	6		—	229	—
Alternative investments(2)	4,972	19	15 - 25	—	—	1,083
Other	5	—		(16)	21	—
Total U.S. plan assets	$26,601	100%		$4,352	$9,768	$1,083
Asset Class (International Plan)
Cash and cash equivalents	$12	3%		$12	$—	$—
Fixed-income securities
Corporate(2)	118	34		—	—	—
Government(2)	184	53		141	—	—
Other(2)	35	10		—	—	—
Total international plan assets	$349	100%		$153	$—	$—
(1)Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Plan Assets at Measurement Date
	2024
Asset Class (U.S. Plan)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$577	2%	0 - 5%	$130	$447	$—
Equities			25 - 40
U.S. large cap equity(2)	3,376	13		1,382	—	—
International equities(2)	2,631	10		1,780	—	—
Global equities(2)	1,397	5		—	—	—
U.S. SMID cap equity	926	4		916	10	—
Fixed-income securities			40 - 60
Corporate	6,502	25		—	6,502	—
Government(2)	4,194	16		—	2,335	—
Mortgage-backed and other(2)	1,514	6		—	205	—
Alternative investments(2)	4,777	19	15 - 25	—	—	1,075
Other	(97)	—		(111)	14	—
Total U.S. plan assets	$25,797	100%		$4,097	$9,513	$1,075
Asset Class (International Plan)
Cash and cash equivalents	$8	2%		$8	$—	$—
Fixed-income securities
Corporate(2)	62	18		—	—	—
Government(2)	177	52		149	—	—
Other(2)	94	28		—	—	—
Total international plan assets	$341	100%		$157	$—	$—
(1)Target ranges have not been provided for international plan assets as they are managed at an individual country level.
(2)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy but are included in the total.
The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2025	2024
Balance at beginning of year	$1,075	$937
Actual return on plan assets:
Assets held during current year	(63)	59
Assets sold during the year	75	30
Purchases, sales, and settlements, net	(4)	49
Balance at end of year	$1,083	$1,075

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2025 and a statement of the funded status as of May 31, 2025 and 2024 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Accumulated Benefit Obligation (“ABO”)	$25,501	$25,756	$938	$885
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$26,284	$26,426	$1,018	$990	$1,162	$1,169
Service cost	499	544	38	38	26	27
Interest cost	1,447	1,362	43	42	65	61
Actuarial (gain) loss	(581)	(514)	(4)	3	2	18
Benefits paid	(1,674)	(1,534)	(39)	(39)	(62)	(89)
Settlements	—	—	(20)	(11)	—	—
Other	—	—	37	(5)	2	(24)
PBO/APBO at the end of year	$25,975	$26,284	$1,073	$1,018	$1,195	$1,162
Change in Plan Assets
Fair value of plan assets at the beginning of year	$25,797	$24,826	$602	$579	$—	$—
Actual return on plan assets	1,661	1,674	6	12	—	—
Company contributions	817	831	64	50	59	67
Benefits paid	(1,674)	(1,534)	(39)	(39)	(62)	(89)
Settlements	—	—	(22)	(11)	—	—
Other	—	—	33	11	3	22
Fair value of plan assets at the end of year	$26,601	$25,797	$644	$602	$—	$—
Funded Status of the Plans	$626	$(487)	$(429)	$(416)	$(1,195)	$(1,162)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$746	$—	$88	$73	$—	$—
Current pension, and other benefit obligations	(33)	(35)	(25)	(22)	(79)	(81)
Noncurrent pension, and other benefit obligations	(87)	(452)	(492)	(467)	(1,116)	(1,081)
Net amount recognized	$626	$(487)	$(429)	$(416)	$(1,195)	$(1,162)
Amounts Recognized in AOCL and not yet reflected in Net Periodic Benefit Cost:
Prior service cost (credit)	$(32)	$(39)	$3	$3	$(39)	$(43)
Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2025
Qualified	$25,855	$26,601	$746
Nonqualified	120	—	(120)
International Plans	1,073	644	(429)
Total	$27,048	$27,245	$197
2024
Qualified	$26,152	$25,797	$(355)
Nonqualified	132	—	(132)
International Plans	1,018	602	(416)
Total	$27,302	$26,399	$(903)

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table above provides the PBO, fair value of plan assets, and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2025	2024
U.S. Pension Benefits
Fair value of plan assets	$—	$25,797
PBO	(120)	(26,284)
Net funded status	$(120)	$(487)
International Pension Benefits
Fair value of plan assets	$268	$239
PBO	(784)	(728)
Net funded status	$(516)	$(489)

	ABO Exceeds the Fair Value of Plan Assets
	2025	2024
U.S. Pension Benefits
ABO(1)	$(115)	$(124)
Fair value of plan assets	—	—
PBO	(120)	(132)
Net funded status	$(120)	$(132)
International Pension Benefits
ABO(1)	$(627)	$(575)
Fair value of plan assets	242	216
PBO	(757)	(703)
Net funded status	$(515)	$(487)
(1)ABO not used in determination of funded status.
Contributions to our qualified U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2025	2024
Required	$—	$—
Voluntary	800	800
	$800	$800
For 2026, no pension contributions are required for our U.S. Pension Plan as it is fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of up to $600 million to the plan in 2026.
Net periodic benefit (income) cost for the years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$499	$544	$651	$38	$38	$44	$26	$27	$37
Interest cost	1,447	1,362	1,218	43	42	34	65	61	55
Expected return on plan assets	(1,721)	(1,598)	(1,688)	(21)	(18)	(14)	—	—	—
Amortization of prior service credit	(8)	(7)	(7)	1	—	(2)	(4)	(3)	—
Actuarial losses (gains) and other	(521)	(590)	(487)	4	13	(25)	2	16	(138)
Net periodic benefit (income) cost	$(304)	$(289)	$(313)	$65	$75	$37	$89	$101	$(46)

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts recognized in other comprehensive loss were primarily related to amortization of prior service cost in our U.S. Pension Plans of $8 million in 2025 and $7 million in 2024 ($6 million, net of tax, in 2025 and $6 million, net of tax, in 2024).
Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plan	International Pension Plans	Postretirement Healthcare Plans
2026	$1,758	$60	$79
2027	1,793	56	90
2028	1,839	61	100
2029	1,879	74	110
2030	1,935	81	121
2031-2035	10,292	453	672
These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 6.90% during 2026, decreasing to an annual growth rate of 4.0% in 2045 and thereafter.
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
FedEx Custom Critical (time-critical transportation)
In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground and FedEx Services were merged into Federal Express, becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight continues to provide LTL freight transportation services as a separate subsidiary. Beginning in the first quarter of 2025, Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Additionally, the results of FedEx Custom Critical are included in the FedEx Freight segment instead of the Federal Express segment in 2025. Prior-year amounts were revised to reflect this presentation.

Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for the company’s operating strategy, growth, and profitability and reviews financial information for our two reportable segments. The CODM uses operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other income (expense), interest expense and income tax expense. Our CODM regularly reviews significant segment level expense details to assess segment performance and allocate resources.

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
The following table presents segment information for the year ended May 31, 2025 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Revenue	$75,304	$8,892	$3,730	$87,926
Operating expenses:
Salaries and employee benefits	25,091	3,865	2,276	31,232
Purchased transportation	19,974	807	987	21,768
Rentals and landing fees	3,939	287	421	4,647
Depreciation and amortization	3,722	416	126	4,264
Fuel	3,316	457	2	3,775
Maintenance and repairs	2,799	332	114	3,245
Asset impairment charges	21	—	—	21
Business optimization costs	384	—	372	756
Intercompany allocations (charges)	(791)	573	218	—
Other(1)	11,964	666	371	13,001
Total operating expenses	70,419	7,403	4,887	82,709
Operating income	$4,885	$1,489	$(1,157)	5,217
Other income (expense):
Interest, net				(426)
Other retirement plans, net(2)				713
Other, net(3)				(63)
Total other income (expense)				224
Income before income taxes				5,441
Provision for income taxes				1,349
Net income				$4,092
(1)Includes $88 million of net expenses included in Federal Express for international regulatory and legacy FedEx Ground legal matters. Also includes costs related to the planned spin-off of FedEx Freight of $38 million included in "Corporate, other, and eliminations."
(2)Includes a pre-tax, noncash gain of $515 million associated with our MTM retirement plans accounting adjustments.
(3)Includes $18 million related to the debt exchange offer and consent solicitation transactions in connection with the planned spin-off of FedEx Freight.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents segment information for the year ended May 31, 2024 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Revenue	$74,663	$9,429	$3,601	$87,693
Operating expenses:
Salaries and employee benefits	24,606	3,923	2,432	30,961
Purchased transportation	19,330	877	714	20,921
Rentals and landing fees	3,863	280	428	4,571
Depreciation and amortization	3,754	404	129	4,287
Fuel	4,137	571	2	4,710
Maintenance and repairs	2,848	330	113	3,291
Goodwill and other asset impairment charges	157	—	—	157
Business optimization costs	251	—	331	582
Intercompany allocations (charges)	(684)	543	141	—
Other(1)	11,582	680	392	12,654
Total operating expenses	69,844	7,608	4,682	82,134
Operating income	$4,819	$1,821	$(1,081)	5,559
Other income (expense):
Interest, net				(375)
Other retirement plans, net(2)				722
Other, net				(70)
Total other income (expense)				277
Income before income taxes				5,836
Provision for income taxes(3)				1,505
Net income				$4,331
(1)Includes a $57 million benefit included in “Corporate, other, and eliminations" for an insurance reimbursement related to pre- and post-judgment interest in connection with a legacy FedEx Ground legal matter.
(2)Includes a pre-tax, noncash gain of $561 million associated with our MTM retirement plans accounting adjustments.
(3)Includes a $54 million tax expense related to the remeasurement of state deferred income taxes under the new one FedEx structure.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents segment information for the year ended May 31, 2023 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Revenue	$75,884	$10,084	$4,187	$90,155
Operating expenses:
Salaries and employee benefits	24,523	4,057	2,439	31,019
Purchased transportation	19,677	1,078	1,035	21,790
Rentals and landing fees	4,035	269	434	4,738
Depreciation and amortization	3,655	387	134	4,176
Fuel	5,157	748	4	5,909
Maintenance and repairs	2,910	320	127	3,357
Goodwill and other asset impairment charges	70	—	47	117
Business optimization costs	47	—	262	309
Intercompany allocations (charges)	(689)	542	147	—
Other(1)	12,306	747	775	13,828
Total operating expenses	71,691	8,148	5,404	85,243
Operating income	$4,193	$1,936	$(1,217)	4,912
Other income (expense):
Interest, net				(496)
Other retirement plans, net(2)				1,054
Other, net				(107)
Total other income (expense)				451
Income before income taxes				5,363
Provision for income taxes				1,391
Net income				$3,972
(1)Includes $35 million in connection with a FedEx Ground legal matter included in “Corporate, other, and eliminations.”
(2)Includes a pre-tax, noncash gain of $650 million associated with our MTM retirement plans accounting adjustments.
The following table provides a reconciliation of segment assets to consolidated financial statement totals (in millions) for the years as of May 31:

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Segment assets(1)
2025	$74,154	$12,899	$574	$87,627
2024	73,259	11,615	2,133	87,007
2023	85,128	10,416	(8,401)	87,143
(1)Segment assets include intercompany receivables. In the fourth quarter of 2024, legacy FedEx Ground settled an intercompany balance of $19.5 billion with FedEx in preparation for the one FedEx consolidation.
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	Federal Express Segment	FedEx Freight Segment	Other	Consolidated Total
2025	$3,505	$437	$113	$4,055
2024	4,591	461	124	5,176
2023	5,480	557	137	6,174

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2025	2024	2023
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority revenue	$10,520	$10,543	$10,896
U.S. deferred revenue	5,007	4,926	5,126
U.S. ground revenue	33,887	32,981	32,352
Total U.S. domestic package revenue	49,414	48,450	48,374
International priority	8,737	9,454	10,938
International economy	5,861	4,653	3,307
Total international export package revenue	14,598	14,107	14,245
International domestic(1)	4,495	4,659	4,552
Total package revenue	68,507	67,216	67,171
Freight:
U.S.	1,536	2,391	2,883
International priority	2,320	2,205	3,059
International economy	1,975	1,874	1,719
Total freight revenue	5,831	6,470	7,661
Other	966	977	1,052
Total Federal Express segment	75,304	74,663	75,884
FedEx Freight segment	8,892	9,429	10,084
Other and eliminations(2)	3,730	3,601	4,187
	$87,926	$87,693	$90,155
GEOGRAPHICAL INFORMATION(3)
Revenue:
U.S.	$62,916	$63,531	$64,890
International:
Federal Express segment	23,720	23,136	23,951
FedEx Freight segment	247	266	264
Other	1,043	760	1,050
Total international revenue	25,010	24,162	25,265
	$87,926	$87,693	$90,155
Noncurrent assets:
U.S.	$57,040	$56,822	$56,449
International	12,201	11,978	12,084
	$69,241	$68,800	$68,533
(1)International domestic revenue relates to our intra-country operations.
(2)Includes the FedEx Office, FedEx Logistics, and FedEx Dataworks operating segments.
(3)International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors. Noncurrent assets include property and equipment, operating lease right-of-use assets, goodwill, and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.
NOTE 16: DERIVATIVE FINANCIAL INSTRUMENTS
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of May 31, 2025 and 2024, we had €506 million and €173 million, respectively, of debt designated to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.
During 2025 and 2024, we entered into certain foreign currency derivatives to hedge our net investments in foreign operations. The following foreign currency derivatives were outstanding as of May 31, 2025 and 2024 (notional amounts in millions):

	2025			2024
Foreign Currency Derivative	Number of Instruments	Notional Sold	Notional Purchased	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swaps	4	€(949)	$1,000	4	€(468)	$500
The following table presents the fair value of our derivatives, including their classification on the consolidated balance sheet, as of May 31, 2025 and 2024 (in millions):

	Balance Sheet Location	2025	2024
Asset Derivatives
Cross-currency swaps	Prepaid expenses and other	$13	$8
Liability Derivatives
Cross-currency swaps	Other liabilities	$108	$14
The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves. The fair value of our derivative financial instruments is classified as Level 2 within the fair value hierarchy.
During 2025 and 2024, we recognized losses of $86 million and $6 million, respectively, in AOCL related to our cross-currency swaps, which excludes any adjustments for the impact of deferred income taxes.
As of May 31, 2025 and 2024, we had not posted any collateral related to our cross-currency swaps. No amounts have been reclassified out of AOCL during 2025 or 2024 for our net investment hedges. As of May 31, 2025 and 2024, our net investment hedges remained effective.
NOTE 17: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2025	2024	2023
Cash payments for:
Interest (net of capitalized interest)	$814	$744	$694
Income taxes	$1,285	$1,555	$1,096
Income tax refunds received	(35)	(122)	(53)
Cash tax payments, net	$1,250	$1,433	$1,043
Noncash investing and financing activities for the years ended May 31 were as follows (in millions):

	2025	2024	2023
Shares of common stock issued from treasury stock for acquisition	$90	$—	$—

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 18: GUARANTEES AND INDEMNIFICATIONS
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
NOTE 19: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2025 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2026	$889	$848	$1,737
2027	1,114	581	1,695
2028	989	411	1,400
2029	410	338	748
2030	204	20	224
Thereafter	1,075	90	1,165
Total	$4,681	$2,288	$6,969
(1)Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancellable agreements to purchase goods or services. Open purchase orders that are cancellable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter (“B777F”) and Boeing 767-300 Freighter (“B767F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these future expenditures are necessary to achieve significant long-term operational savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As of May 31, 2025, we had $590 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we were committed to purchase as of May 31, 2025, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2026	19	3	7	—	29
2027	4	3	—	5	12
2028	—	4	—	5	9
2029	—	4	—	—	4
2030	—	2	—	—	2
Thereafter	—	—	—	—	—
Total	23	16	7	10	56
During 2025, Federal Express exercised options to purchase eight B777F aircraft and ten ATR 72-600F aircraft. Of the eight B777F aircraft, three are expected to be delivered in calendar year 2026 and five are expected to be delivered in calendar year 2027. Of the ten ATR 72-600F aircraft, three are expected to be delivered in calendar year 2027, four in calendar year 2028, and three in calendar year 2029.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 20: INVESTMENTS
EQUITY SECURITIES. Equity securities are included within “Other assets” in the accompanying consolidated balance sheets. The summary of our investments in equity securities at May 31, 2025 and 2024 is as follows (in millions):

	2025	2024
Equity securities with readily determinable fair values	$91	$100
Equity securities without readily determinable fair values - NAV practical expedient	51	37
Equity securities without readily determinable fair values - measurement alternative	364	223
Total equity securities	$506	$360
Equity securities with a readily determinable fair value are Level 1 investments that are valued at the closing price or last trade reported on the major market on which the individual securities are traded. For equity securities without readily determinable fair values that qualify for the NAV practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. We apply the measurement alternative for all other equity securities without readily determinable fair values, where adjustments to cost are made for observable price changes and any impairments. For equity securities where the measurement alternative is applied, annual and cumulative amounts of impairments, downward adjustments, and upward adjustments were immaterial for 2025 and 2024.
Unrealized gains and (losses) recognized during the reporting period on all equity securities still held at May 31, 2025, 2024, and 2023 were ($6) million, $14 million, and ($48) million, respectively.
DEBT SECURITIES. The carrying values of our investments in debt securities are classified as available-for-sale and reported at their estimated fair values within “Prepaid expenses and other” in the accompanying consolidated balance sheets. The summary of our investments in debt securities at May 31, 2025 and 2024 is as follows (in millions):

	2025				2024
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Estimated Fair Value	Cost	Gains	Losses	Estimated Fair Value
Fixed-income securities	$69	$1	$—	$70	$76	$1	$—	$77
Total debt securities	$69	$1	$—	$70	$76	$1	$—	$77
Debt securities are classified as Level 2 within the fair value hierarchy. Realized gains and losses were immaterial for 2025 and 2024. We did not invest in debt securities during 2023.
NOTE 21: CONTINGENCIES
FedEx Ground Negligence Lawsuit. In December 2022, FedEx Ground was named as a defendant in a lawsuit filed in Texas state court related to the alleged kidnapping and first-degree murder of a minor by a driver employed by a service provider engaged by FedEx Ground. The complaint alleged compensatory and punitive damages against FedEx Ground for negligence and gross negligence, negligent hiring and retention, and negligent entrustment. The service provider and driver were also named as defendants in the lawsuit. In February 2025, we reached an agreement to settle the lawsuit for an amount below the previously established immaterial accrual, and the court approved the settlement and dismissed the case in March 2025.
Other Litigation Matters. FedEx and its subsidiaries are subject to various legal proceedings and claims, including lawsuits alleging that Federal Express should be treated as the employer or joint employer of drivers employed by service providers engaged by Federal Express, lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime, or were not provided work breaks or other benefits, and lawsuits alleging that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our financial position, results of operations, or cash flows.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2025 (the end of the period covered by this Annual Report).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During our fiscal quarter ended May 31, 2025, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act
The information provided pursuant to Section 13(r) of the Securities Exchange Act of 1934 in Part II, Item 5 (“Other Information”) of FedEx’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors, information about the Audit and Finance Committee, including its members and our “audit committee financial expert,” and information regarding FedEx’s policies and procedures regarding insider trading) will be presented in FedEx’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be held on September 29, 2025, and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”
ITEM 11. EXECUTIVE COMPENSATION
Information regarding director and executive compensation (including FedEx’s policies and practices regarding the timing of awards of stock options in relation to the disclosure of material, non-public information) will be presented in FedEx’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be held on September 29, 2025, and is incorporated herein by reference; provided that the information in the “Executive Compensation — Pay Versus Performance” section of the definitive proxy statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be held on September 29, 2025, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and transactions with related persons (including FedEx’s policies and procedures for the review and preapproval of related person transactions) and director independence will be presented in FedEx’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be held on September 29, 2025, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2025 and 2024 and the Audit and Finance Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2025 annual meeting of stockholders, which will be held on September 29, 2025, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 21, 2025 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 21, 2025 thereon, is presented on pages 126 through 127 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Certificate of Incorporation and Bylaws

3.1	Restated Certificate of Incorporation of FedEx. (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws of FedEx. (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference.)

Long-Term Debt Instruments

*4.1	Description of Capital Stock and Debt Securities.

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

4.14
Supplemental Indenture No. 7, dated as of February 26, 2025, among FedEx Corporation, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.1 to FedEx's Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.15
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

4.17	Form of 4.750% Note due 2045. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference.)

4.18
Supplemental Indenture No. 2, dated as of March 24, 2016, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.19	Form of 3.250% Note due 2026. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.20	Form of 4.550% Note due 2046. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed March 24, 2016, and incorporated herein by reference.)

4.21
Supplemental Indenture No. 3, dated as of April 11, 2016, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services Limited, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.22	Form of 1.625% Note due 2027. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 11, 2016, and incorporated herein by reference.)

4.23
Supplemental Indenture No. 4, dated as of January 6, 2017, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.24	Form of 4.400% Note due 2047. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 6, 2017, and incorporated herein by reference.)

4.25
Supplemental Indenture No. 5, dated as of January 31, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.26	Form of 3.400% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.27	Form of 4.050% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed January 31, 2018, and incorporated herein by reference.)

4.28
Supplemental Indenture No. 6, dated as of October 17, 2018, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.29	Form of 4.200% Note due 2028. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.30	Form of 4.950% Note due 2048. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed October 17, 2018, and incorporated herein by reference.)

4.31
Supplemental Indenture No. 9, dated as of July 24, 2019, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.32	Form of 3.100% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2019, and incorporated herein by reference.)

4.33
Supplemental Indenture No. 10, dated as of August 5, 2019, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.34	Form of 0.450% Note due 2025. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.35	Form of 1.300% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed August 5, 2019, and incorporated herein by reference.)

4.36
Supplemental Indenture No. 11, dated as of April 7, 2020, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.37	Form of 4.250% Note due 2030. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.38	Form of 5.250% Note due 2050. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 7, 2020, and incorporated herein by reference.)

4.39
Pass Through Trust Agreement, dated as of August 13, 2020, between Federal Express and Wilmington Trust Company. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed August 13, 2020 (the “August 13, 2020 Form 8-K”), and incorporated herein by reference.)

4.40
Trust Supplement No. 2020-1AA, dated as of August 13, 2020, between Federal Express and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement dated as of August 13, 2020. (Filed as Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.41	Guarantee of FedEx dated August 13, 2020. (Filed as Exhibit 4.3 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.42	Form of Pass Through Trust Certificate, Series 2020-1AA. (Included in Exhibit A to Exhibit 4.2 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

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

4.45	Amendment No. 1, dated May 22, 2023, to the Liquidity Provider Revolving Credit Agreement. (Filed as Exhibit 4.44 to FedEx’s FY23 Annual Report on Form 10-K, and incorporated herein by reference.)

** †4.46
Participation Agreement (N126FE), dated as of August 13, 2020, among Federal Express, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein. (Filed as Exhibit 4.7 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

*** †4.47
Participation Agreement (N869FD), dated as of August 13, 2020, among Federal Express, Wilmington Trust Company, as Pass Through Trustee under the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein. (Filed as Exhibit 4.8 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

**4.48
Indenture and Security Agreement (N126FE), dated as of August 13, 2020, between Federal Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

***4.49
Indenture and Security Agreement (N869FD), dated as of August 13, 2020, between Federal Express and Wilmington Trust Company, as Loan Trustee. (Filed as Exhibit 4.10 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.50	Form of Series 2020-1AA Equipment Notes. (Included in Exhibit 4.9 to the August 13, 2020 Form 8-K, and incorporated herein by reference.)

4.51
Supplemental Indenture No. 12, dated as of April 29, 2021, between FedEx, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.52	Form of 2.400% Note due 2031. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.53	Form of 3.250% Note due 2041. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed April 29, 2021, and incorporated herein by reference.)

4.54
Supplemental Indenture No. 13, dated as of May 4, 2021, between FedEx, the Guarantors named therein, Wells Fargo Bank, National Association, as trustee, and Elavon Financial Services DAC, UK Branch, as paying agent. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.55	Form of 0.450% Note due 2029. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.56	Form of 0.950% Note due 2033. (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed May 4, 2021, and incorporated herein by reference.)

4.57
Supplemental Indenture No. 14, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.3 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.58
Supplemental Indenture No. 15, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.59	Form of 3.400% Notes due 2028. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.60	Form of 4.200% Notes due 2028. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.61	Form of 3.100% Notes due 2029. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.62	Form of 4.250% Notes due 2030. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.63	Form of 2.400% Notes due 2031. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.64	Form of 4.900% Notes due 2034. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.65	Form of 3.900% Notes due 2035. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.66	Form of 3.250% Notes due 2041. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.67	Form of 3.875% Notes due 2042. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.68	Form of 4.100% Notes due 2043. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.69	Form of 5.100% Notes due 2044 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.70	Form of 4.100% Notes due 2045 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.71	Form of 4.750% Notes due 2045. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.72	Form of 4.550% Notes due 2046. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.73	Form of 4.400% Notes due 2047 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.74	Form of 4.050% Notes due 2048 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.75	Form of 4.950% Notes due 2048. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.76	Form of 5.250% Notes due 2050 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.77	Form of 4.500% Notes due 2065 (included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.78
Supplemental Indenture No. 16, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent. (Filed as Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.79	Form of 0.450% Notes due 2029. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.80	Form of 1.300% Notes due 2031. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.81	Form of 0.950% Notes due 2033. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.82
Registration Rights Agreement, dated February 26, 2025, among FedEx, the subsidiary guarantors named therein and Goldman Sachs & Co. LLC. (Filed as Exhibit 4.28 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.83
Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, The Bank of New York Mellon Trust Company, N.A., and U.S. Bank National Association. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

4.84
Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, and U.S. Bank National Association. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

Facility Lease Agreements

10.1
Composite Lease Agreement dated May 21, 2007 (but effective as of January 1, 2007) between the Memphis-Shelby County Airport Authority and Federal Express (the “Composite Lease Agreement”). (Filed as Exhibit 10.1 to FedEx’s FY07 Annual Report on Form 10-K, and incorporated herein by reference.)

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

†10.17
Seventeenth Amendment dated September 30, 2024 (but effective as of September 1, 2024) to the Composite Lease Agreement. (Filed as Exhibit 10.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

Financing Agreements

†10.18
Three-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.47 to FedEx’s FY24 Annual Report on Form 10-K, and incorporated herein by reference).

†10.19
Five-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.48 to FedEx’s FY24 Annual Report on Form 10-K, and incorporated herein by reference).

Management Contracts/Compensatory Plans or Arrangements

10.20
FedEx 2010 Omnibus Stock Incentive Plan, as amended (the “2010 Omnibus Stock Incentive Plan”). (Filed as Exhibit 10.12 to FedEx’s FY18 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.21
Form of Terms and Conditions of stock option grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.4 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference.)

10.22
Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.23
Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.24
FedEx 2019 Omnibus Stock Incentive Plan, as amended (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-267559 on Form S-8, and incorporated herein by reference.)

10.25
Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.26
Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.27
Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.28
Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.29
Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.30
Form of Restricted Stock Unit Agreement for Non-Management Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated September 21, 2023 and filed September 22, 2023, and incorporated herein by reference).

10.31	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 1, 2024. (Filed as Exhibit 10.60 to FedEx's FY24 Annual Report on Form 10-K, and incorporated herein by reference).

10.32
FedEx Office Supplemental Retirement Plan dated December 30, 2019 (but effective as of January 1, 2020). (Filed as Exhibit 10.102 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.33
First Amendment to FedEx Office Supplemental Retirement Plan dated December 22, 2021 (but effective as of January 1, 2021). (Filed as Exhibit 10.103 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.34
Second Amendment to FedEx Office Supplemental Retirement Plan dated June 20, 2022 (but effective as of August 1, 2022). (Filed as Exhibit 10.104 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.35	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.36
Form of Management Retention Agreement between FedEx and each of Rajesh Subramaniam, Gina F. Adams, Tracy B. Brightman, Brie A. Carere, John W. Dietrich, Sriram Krishnasamy, John A. Smith, and Richard W. Smith. (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.37	Letter Agreement, dated July 11, 2022, between FedEx and Sriram Krishnasamy. (Filed as Exhibit 10.67 to FedEx's FY24 Annual Report on Form 10-K, and incorporated herein by reference).

10.38	FedEx Supplemental Short-Term Disability Plan, effective January 1, 2025 (Filed as Exhibit 10.1 to FedEx's FY25 Third Quarter Report on Form 10-Q, and incorporated herein by reference).

10.39	FedEx Supplemental Long-Term Disability Plan, effective January 1, 2025 (Filed as Exhibit 10.2 to FedEx's FY25 Third Quarter Report on Form 10-Q, and incorporated herein by reference).

Other Exhibits

19	FedEx Securities Manual, amended as of June 10, 2024 (Filed as Exhibit 19 to FedEx's FY24 Annual Report on Form 10-K, and incorporated herein by reference).

*21	Subsidiaries of Registrant.

*22	List of Guarantor Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	FedEx Policy on Recoupment of Incentive Compensation. (Filed as Exhibit 97.1 to FedEx's FY24 Annual Report on Form 10-K , and incorporated herein by reference).

**99.1
Schedule I related to the Federal Express Pass Through Certificates, Series 2020-1AA (the “Certificates”). (Filed as Exhibit 99.1 to the August 13, 2020 Form 8-K, and incorporated herein by reference).

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

FEDEX CORPORATION

Dated: July 21, 2025	By:	/s/ Rajesh Subramaniam
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

Signature	Capacity	Date

/s/ Rajesh Subramaniam	President and Chief Executive	July 21, 2025
Rajesh Subramaniam	Officer and Director (Principal Executive Officer)

/s/ John W. Dietrich	Executive Vice President and	July 21, 2025
John W. Dietrich	Chief Financial Officer (Principal Financial Officer)

/s/ Guy M. Erwin II	Corporate Vice President and Chief	July 21, 2025
Guy M. Erwin II	Accounting Officer (Principal Accounting Officer)

/s/ Silvia Davila	Director	July 21, 2025
Silvia Davila

/s/ Marvin R. Ellison	Director	July 21, 2025
Marvin R. Ellison

/s/ Stephen E. Gorman	Director	July 21, 2025
Stephen E. Gorman

/s/ Susan Patricia Griffith	Director	July 21, 2025
Susan Patricia Griffith

/s/ Amy B. Lane	Director	July 21, 2025
Amy B. Lane

/s/ R. Brad Martin	Director	July 21, 2025
R. Brad Martin

/s/ Nancy A. Norton	Director	July 21, 2025
Nancy A. Norton

/s/ Frederick Perpall	Director	July 21, 2025
Frederick Perpall

/s/ Joshua Cooper Ramo	Director	July 21, 2025
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 21, 2025
Susan C. Schwab

/s/ Paul S. Walsh	Director	July 21, 2025
Paul S. Walsh

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2025 and 2024, and for each of the three years in the period ended May 31, 2025, and have issued our report thereon dated July 21, 2025 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.
In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 21, 2025

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2025, 2024, AND 2023
(IN MILLIONS)

		Additions
Description	Balance at beginning of year	Charged to expenses	Charged to other accounts		Deductions		Balance at end of year
Accounts Receivable Reserves:
Allowance for Credit Losses
2025	$436	$521	$—		$519	(a)	$438
2024	472	421	—		457	(a)	436
2023	340	696	—		564	(a)	472
Allowance for Revenue Adjustments
2025	$339	$—	$1,495	(b)	$1,499	(c)	$335
2024	328	—	1,534	(b)	1,523	(c)	339
2023	352	—	1,662	(b)	1,686	(c)	328
Inventory Valuation Allowance:
2025	$288	$41	$—		$21		$308
2024	276	40	—		28		288
2023	360	33	—		117		276
(a)Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)Principally charged against revenue.
(c)Service failures, rebills, and other.