Form 10-Q
period 2025-08-31
FEDEX CORP
filed 2025-09-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO__________
Commission File Number: 1-15829

FedEx Corporation
(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange
0.450% Notes due 2029	FDX 29A	New York Stock Exchange
1.300% Notes due 2031	FDX 31	New York Stock Exchange
3.500% Notes due 2032	FDX 32	New York Stock Exchange
0.950% Notes due 2033	FDX 33	New York Stock Exchange
4.125% Notes due 2037	FDX 37	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at September 16, 2025
Common Stock, par value $0.10 per share	235,955,461

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	August 31, 2025 (unaudited)	May 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,166	$5,502
Receivables, less allowances of $822 and $773	11,516	11,368
Spare parts, supplies, and fuel, less allowances of $315 and $308	604	602
Prepaid expenses and other	1,058	914
Total current assets	19,344	18,386
PROPERTY AND EQUIPMENT, AT COST	88,126	87,622
Less accumulated depreciation and amortization	46,742	45,980
Net property and equipment	41,384	41,642
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,368	16,453
Goodwill	6,672	6,603
Other assets	4,648	4,543
Total other long-term assets	27,688	27,599
	$88,416	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	August 31, 2025 (unaudited)	May 31, 2025
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$883	$1,428
Accrued salaries and employee benefits	2,333	2,731
Accounts payable	4,223	3,692
Operating lease liabilities	2,591	2,565
Accrued expenses	5,494	4,995
Total current liabilities	15,524	15,411
LONG-TERM DEBT, LESS CURRENT PORTION	20,291	19,151
OTHER LONG-TERM LIABILITIES
Deferred income taxes	4,050	4,205
Pension, postretirement healthcare, and other benefit obligations	1,690	1,698
Self-insurance accruals	4,132	4,033
Operating lease liabilities	14,141	14,272
Other liabilities	817	783
Total other long-term liabilities	24,830	24,991
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of August 31, 2025 and May 31, 2025	32	32
Additional paid-in capital	4,327	4,290
Retained earnings	41,538	41,402
Accumulated other comprehensive loss	(1,371)	(1,362)
Treasury stock, at cost; 82 million shares as of August 31, 2025 and 80 million shares as of May 31, 2025	(16,755)	(16,288)
Total common stockholders’ investment	27,771	28,074
	$88,416	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended
	August 31, 2025	August 31, 2024

REVENUE	$22,244	$21,579
OPERATING EXPENSES:
Salaries and employee benefits	8,062	7,785
Purchased transportation	5,488	5,275
Rentals and landing fees	1,192	1,161
Depreciation and amortization	1,092	1,078
Fuel	873	1,075
Maintenance and repairs	843	829
Separation and other costs	45	—
Business optimization costs	67	128
Other	3,396	3,168
	21,058	20,499
OPERATING INCOME	1,186	1,080
OTHER (EXPENSE) INCOME:
Interest, net	(119)	(84)
Other retirement plans, net	60	49
Other, net	7	11
	(52)	(24)
INCOME BEFORE INCOME TAXES	1,134	1,056
PROVISION FOR INCOME TAXES	310	262
NET INCOME	$824	$794
EARNINGS PER COMMON SHARE:
Basic	$3.48	$3.24
Diluted	$3.46	$3.21
DIVIDENDS DECLARED PER COMMON SHARE	$2.90	$2.76
The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31, 2025	August 31, 2024
NET INCOME	$824	$794
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefit/(expense) of $4 in 2025 and ($4) in 2024	(7)	29
Amortization of prior service credit, net of tax benefit of $1 in 2025 and $1 in 2024	(2)	(2)
	(9)	27
COMPREHENSIVE INCOME	$815	$821

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended
	August 31, 2025	August 31, 2024
Operating Activities:
Net income	$824	$794
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,092	1,078
Provision for uncollectible accounts	219	129
Other noncash items including leases and deferred income taxes	718	817
Stock-based compensation	56	48
Separation and other costs, net of payments	27	—
Business optimization costs, net of payments	(110)	(69)
Changes in assets and liabilities:
Receivables	(336)	(305)
Other assets	(160)	(223)
Accounts payable and other liabilities	(571)	(1,105)
Other, net	(43)	23
Cash provided by operating activities	1,716	1,187
Investing Activities:
Capital expenditures	(623)	(767)
Purchase of investments	(34)	(61)
Proceeds from sale of investments	30	13
Proceeds from asset dispositions and other investing activities, net	8	13
Cash used in investing activities	(619)	(802)
Financing Activities:
Proceeds from debt issuances	997	—
Principal payments on debt	(625)	(34)
Proceeds from stock issuances	18	404
Dividends paid	(345)	(339)
Purchases of common stock	(500)	(1,000)
Other	(5)	—
Cash used in financing activities	(460)	(969)
Effect of exchange rate changes on cash	27	26
Net increase (decrease) in cash and cash equivalents	664	(558)
Cash and cash equivalents at beginning of period	5,502	6,501
Cash and cash equivalents at end of period	$6,166	$5,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(UNAUDITED)
(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended
	August 31, 2025	August 31, 2024
Common Stock
Beginning Balance	$32	$32
Ending Balance	32	32
Additional Paid-in Capital
Beginning Balance	4,290	3,988
Purchases of common stock	—	(9)
Employee incentive plans and other	37	155
Ending Balance	4,327	4,134
Retained Earnings
Beginning Balance	41,402	38,649
Net Income	824	794
Cash dividends declared ($2.90 and $2.76 per share)	(688)	(676)
Ending Balance	41,538	38,767
Accumulated Other Comprehensive Loss
Beginning Balance	(1,362)	(1,359)
Other comprehensive (loss)/income, net of tax benefit/(expense) of $5 and ($3)	(9)	27
Ending Balance	(1,371)	(1,332)
Treasury Stock
Beginning Balance	(16,288)	(13,728)
Purchases of common stock (2.2 and 3.4 million shares)	(504)	(994)
Employee incentive plans and other (0.3 and 2.2 million shares)	37	297
Ending Balance	(16,755)	(14,425)
Total Common Stockholders’ Investment Balance	$27,771	$27,176

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
Following our one FedEx consolidation, Federal Express operates a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight provides LTL freight transportation services as a separate subsidiary. Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. These interim financial statements of FedEx have been prepared in accordance with accounting principles generally accepted in the United States and Securities and Exchange Commission (“SEC”) instructions for interim financial information, and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended May 31, 2025 (“Annual Report”). Significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed in our Annual Report.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of August 31, 2025, and the results of our operations, cash flows, and changes in common stockholders’ investment for the three-month periods ended August 31, 2025 and 2024. Operating results for the three-month period ended August 31, 2025 are not necessarily indicative of the results that may be expected for the year ending May 31, 2026. Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
The identification of costs as business optimization and separation and other costs is subject to our disclosure controls and procedures.
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
Gross contract assets related to in-transit shipments totaled $645 million and $673 million at August 31, 2025 and May 31, 2025, respectively. Contract assets net of deferred unearned revenue were $536 million and $526 million at August 31, 2025 and May 31, 2025, respectively. Contract assets are included within “Receivables” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $20 million and $23 million at August 31, 2025 and May 31, 2025, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets.
DISAGGREGATION OF REVENUE. See Note 7 for disclosure of disaggregated revenue for the periods ended August 31, 2025 and 2024. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.
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
STOCK-BASED COMPENSATION. We have three types of equity-based compensation: stock options, restricted stock, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $56 million and $48 million for the three-month periods ended August 31, 2025 and August 31, 2024, respectively. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
BUSINESS OPTIMIZATION COSTS. Our business optimization costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to our Network 2.0 program, the Europe workforce reduction plan, and other DRIVE initiatives commenced in prior years.
We incurred business optimization costs of $67 million ($52 million, net of tax, or $0.22 per diluted share) in the three-month period ended August 31, 2025 and $128 million ($98 million, net of tax, or $0.39 per diluted share) in the three-month period ended August 31, 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 360 locations in the U.S and Canada as of August 31, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
Europe workforce reduction plan
Our workforce reduction plan in Europe to reduce structural costs announced in June 2024 continues and is expected to impact approximately 1,400 employees across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to be approximately $250 million. These charges are expected to be incurred through fiscal 2026 and will be classified as business optimization expenses. In the three-month period ended August 31, 2025, we incurred $3 million of costs related to this plan. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans.
SEPARATION AND OTHER COSTS.
FedEx Freight separation
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which will be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026.
We incurred costs related to the planned spin-off of FedEx Freight of $43 million ($33 million, net of tax, or $0.14 per diluted share) in the three-month period ended August 31, 2025. These costs consist of $41 million primarily related to professional services included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income, and $2 million included in the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in Corporate, other, and eliminations; FedEx Freight; and Federal Express. We did not incur any FedEx Freight spin-off costs in the first quarter of 2025.
Fiscal year change
In January 2025, the Board of Directors approved a change in FedEx’s fiscal year end from May 31 to December 31. The planned fiscal year change is expected to be effective June 1, 2026. We incurred costs related to the fiscal year change of $4 million ($3 million, net of tax, or $0.01 per diluted share) in the three-month period ended August 31, 2025. These costs were primarily related to professional services included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income and are included in Federal Express. We did not incur any costs related to the fiscal year change in the first quarter of 2025.

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
As of August 31, 2025, we had €845 million of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.
As of August 31, 2025, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $12 million and $119 million, respectively. As of May 31, 2025, the fair value of the swaps classified as assets and liabilities was $13 million and $108 million, respectively. We record all derivatives on the balance sheet at fair value within either “Prepaid expenses and other” or “Other liabilities” in the accompanying unaudited condensed consolidated balance sheets. For debt and foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in “Accumulated other comprehensive loss” (“AOCL”) as part of the cumulative translation adjustment. The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves and are classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the derivative financial instruments, either directly or indirectly.
As of August 31, 2025, our net investment hedges remain effective.
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
Amounts due to our suppliers that participate in the SCF programs are included in “Accounts payable” in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of August 31, 2025 and May 31, 2025, suppliers have been approved to sell to them $116 million and $71 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the three-month periods ended August 31 is presented below (in millions):

	2025	2024
Confirmed obligations outstanding at beginning of period	$71	$94
Invoices confirmed during the period	186	164
Confirmed invoices paid during the period	(143)	(185)
Currency translation adjustments	2	2
Confirmed obligations outstanding at end of period	$116	$75
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
We perform an assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.
Equity securities totaled $535 million and $506 million at August 31, 2025 and May 31, 2025, respectively. Equity securities are recorded within “Other assets” in the accompanying unaudited condensed consolidated balance sheets.
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
Debt securities totaled $71 million and $70 million at August 31, 2025 and May 31, 2025, respectively. Debt securities are recorded within “Prepaid expenses and other” in the accompanying unaudited condensed consolidated balance sheets.
TREASURY SHARES. In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. During the three-month period ended August 31, 2025, 2.2 million shares were repurchased through open market transactions under this program at an average price of $232.25 per share for a total of $500 million.
During the three-month period ended August 31, 2024, 3.4 million shares were repurchased under our previous Board-authorized 2021 and 2024 repurchase programs through accelerated share repurchase (“ASR”) agreements with two banks at an average price of $295.99 per share for a total of $1.0 billion. The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying unaudited condensed consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
As of August 31, 2025, $1.6 billion remained available to use for repurchases under our 2024 stock repurchase program. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program at any time.
DIVIDENDS DECLARED PER COMMON SHARE. On August 7, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on October 1, 2025 to stockholders of record as of the close of business on September 8, 2025. On June 9, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend was paid on July 8, 2025 to stockholders of record as of the close of business on June 23, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
New Accounting Standards and Accounting Standards Not Yet Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The update is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective for our 2026 annual financial statements. The new requirements will primarily affect the annual financial statement disclosures, with enhanced detail regarding the amount of cash taxes paid and the reconciliation of our effective tax rate.
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

Credit losses were $219 million for the three-month period ended August 31, 2025 and $129 million for the three-month period ended August 31, 2024. Our allowance for credit losses was $492 million at August 31, 2025 and $438 million at May 31, 2025.
NOTE 3: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended August 31, 2025 and August 31, 2024 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended
	2025	2024
Foreign currency translation loss:
Balance at beginning of period	$(1,420)	$(1,422)
Translation adjustments	(7)	29
Balance at end of period	(1,427)	(1,393)
Retirement plans adjustments:
Balance at beginning of period	58	63
Reclassifications from AOCL	(2)	(2)
Balance at end of period	56	61
AOCL at end of period	$(1,371)	$(1,332)
NOTE 4: FINANCING ARRANGEMENTS
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
Long-Term Debt
On July 30, 2025, we issued €850 million of senior unsecured debt under our current shelf registration statement, comprised of €500 million of 3.50% fixed-rate notes due in July 2032 and €350 million of 4.125% fixed-rate notes due in July 2037. We used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes due at maturity in August 2025. The remaining net proceeds may be used for general corporate purposes.
Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $20.4 billion at August 31, 2025 and $19.9 billion at May 31, 2025, with estimated fair values of $18.2 billion at August 31, 2025 and $17.2 billion at May 31, 2025. The annualized weighted-average interest rate on long-term debt was 3.6% at August 31, 2025. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.
Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at August 31, 2025. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2027 and March 2029, respectively, and each has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of August 31, 2025, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Our commercial paper program is backed by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available under the Credit Agreements.
The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments, noncash pension service costs, noncash asset impairment charges, business optimization and restructuring expenses, and pro forma cost savings and synergies associated with an acquisition) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis. The ratio of our debt to adjusted EBITDA was 1.9 at August 31, 2025. Additional information on the financial covenant can be found in our Annual Report.

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
NOTE 5: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the three-month periods ended August 31 was as follows (in millions, except per share amounts):

	2025	2024
Basic earnings per common share:
Net earnings allocable to common shares(1)	$823	$793
Weighted-average common shares	236	244
Basic earnings per common share	$3.48	$3.24

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$823	$793
Weighted-average common shares	236	244
Dilutive effect of share-based awards	2	3
Weighted-average diluted shares	238	247
Diluted earnings per common share	$3.46	$3.21

Anti-dilutive options excluded from diluted earnings per common share	7.1	4.3
(1)Net earnings available to participating securities were $1 million for both of the three-month periods ended August 31, 2025 and 2024.
NOTE 6: RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.
Our retirement plans costs for the three-month periods ended August 31 were as follows (in millions):

	2025	2024
Defined benefit pension plans	$47	$70
Defined contribution plans	306	287
Postretirement healthcare plans	22	22
	$375	$379
Net periodic benefit cost of the pension and postretirement healthcare plans for the three-month periods ended August 31 included the following components (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Service cost	$112	$125	$10	$9	$7	$7
Other retirement plans expense (income):
Interest cost	378	361	13	12	16	16
Expected return on plan assets	(457)	(430)	(7)	(5)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	(1)	(1)
	(81)	(71)	6	7	15	15
Net periodic benefit cost	$31	$54	$16	$16	$22	$22

For 2026, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $200 million to our U.S. Pension Plan during the three-month period ended August 31, 2025.
NOTE 7: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE
Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Our reportable segments include the following businesses:

Federal Express Segment	Federal Express (express transportation, small-package ground delivery, and freight transportation)

FedEx Freight Segment	FedEx Freight (LTL freight transportation) FedEx Custom Critical, Inc. (time-critical transportation)
References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for the company’s operating strategy, growth, and profitability and reviews financial information for our two reportable segments. The CODM uses operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other income (expense), interest expense and income tax expense. Our CODM also utilizes operating income in the annual budget and monthly forecasting processes and considers forecast-to-actual variances on a monthly basis, when making resource allocation decisions. Our CODM regularly reviews significant expense details, which include salaries and employee benefits, purchased transportation, rentals and landing fees, depreciation and amortization, fuel, maintenance and repairs, separation and other costs, business optimization costs, and other operating expenses. These expense categories are included within operating expenses in the accompanying unaudited condensed consolidated statements of income and are used by the CODM in assessing performance and allocating resources.
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

The following table presents segment information for the three-month period end August 31, 2025 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Revenue	$19,116	$2,257	$871	$22,244
Operating expenses:
Salaries and employee benefits	6,516	975	571	8,062
Purchased transportation	5,073	201	214	5,488
Rentals and landing fees	1,013	74	105	1,192
Depreciation and amortization	954	110	28	1,092
Fuel	760	113	—	873
Maintenance and repairs	737	81	25	843
Separation and other costs	5	9	31	45
Business optimization costs	21	—	46	67
Intercompany allocations (charges)	(233)	162	71	—
Other	3,132	172	92	3,396
Total operating expenses	17,978	1,897	1,183	21,058
Operating income	$1,138	$360	$(312)	1,186
Other (expense) income:
Interest, net				(119)
Other retirement plans, net				60
Other, net(1)				7
Total other (expense) income				(52)
Income before income taxes				1,134
Provision for income taxes				310
Net income				$824
(1)Includes costs related to the planned spin-off of FedEx Freight of $2 million included in “Corporate, other, and eliminations.”

The following table presents segment information for the three-month period ended August 31, 2024 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Revenue	$18,305	$2,329	$945	$21,579
Operating expenses:
Salaries and employee benefits	6,201	984	600	7,785
Purchased transportation	4,801	203	271	5,275
Rentals and landing fees	986	71	104	1,161
Depreciation and amortization	935	110	33	1,078
Fuel	954	121	—	1,075
Maintenance and repairs	719	82	28	829
Business optimization costs	43	—	85	128
Intercompany allocations (charges)	(187)	148	39	—
Other	2,900	171	97	3,168
Total operating expenses	17,352	1,890	1,257	20,499
Operating income	$953	$439	$(312)	1,080
Other (expense) income:
Interest, net				(84)
Other retirement plans, net				49
Other, net				11
Total other (expense) income				(24)
Income before income taxes				1,056
Provision for income taxes				262
Net income				$794
The following table provides a reconciliation of segment assets to our unaudited condensed consolidated financial statement totals as of the periods presented (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Segment assets
August 31, 2025 (Unaudited)	$75,045	$13,274	$97	$88,416
May 31, 2025	74,154	12,899	574	87,627
The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the three-month periods ended August 31, 2025 and 2024 (in millions).

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
August 31, 2025	$568	$32	$23	$623
August 31, 2024	703	35	29	767

The following table presents revenue by service type for the three months ended August 31, 2025 and 2024 (in millions):

	Three Months Ended
	August 31, 2025	August 31, 2024
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority	$2,767	$2,591
U.S. deferred	1,273	1,151
U.S. ground	8,654	8,056
Total U.S. domestic package revenue	12,694	11,798
International priority	2,258	2,206
International economy	1,354	1,360
Total international export package revenue	3,612	3,566
International domestic(1)	1,135	1,112
Total package revenue	17,441	16,476
Freight:
U.S.	303	569
International priority	595	526
International economy	528	463
Total freight revenue	1,426	1,558
Other	249	271
Total Federal Express Segment	19,116	18,305
FedEx Freight Segment	2,257	2,329
Other and eliminations(2)	871	945
	$22,244	$21,579
(1)International domestic revenue relates to our intra-country operations.
(2)Includes the FedEx Logistics, FedEx Office, and FedEx Dataworks operating segments.
The following table presents geographic revenue information for the three months ended August 31, 2025 and 2024 (in millions):

	August 31, 2025	August 31, 2024
GEOGRAPHICAL INFORMATION(1)
Revenue:
U.S.	$15,975	$15,496
International:
Federal Express segment	5,967	5,737
FedEx Freight segment	62	65
Other	240	281
Total international revenue	6,269	6,083
	$22,244	$21,579
(1)International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors.

The following table presents geographic noncurrent asset information as of August 31, 2025 and May 31, 2025 (in millions):

GEOGRAPHICAL INFORMATION(1)	August 31, 2025 (unaudited)	May 31, 2025
Noncurrent assets:
U.S.	$56,703	$57,040
International	12,369	12,201
	$69,072	$69,241
(1)Noncurrent assets include property and equipment, operating lease right-of-use assets, goodwill, and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.
NOTE 8: COMMITMENTS
As of August 31, 2025, our purchase commitments under various contracts for the remainder of 2026 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2026 (remainder)	$808	$626	$1,434
2027	1,119	712	1,831
2028	993	545	1,538
2029	413	461	874
2030	205	35	240
Thereafter	1,073	90	1,163
Total	$4,611	$2,469	$7,080
(1)    Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
As of August 31, 2025, we had $528 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of the accompanying unaudited condensed consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of August 31, 2025, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2026 (remainder)	15	3	6	—	24
2027	4	4	—	5	13
2028	—	4	—	5	9
2029	—	4	—	—	4
2030	—	2	—	—	2
Thereafter	—	—	—	—	—
Total	19	17	6	10	52

A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of August 31, 2025 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2026 (remainder)	$95	$2,237	$2,332	$85	$2,417
2027	124	2,917	3,041	116	3,157
2028	124	2,539	2,663	115	2,778
2029	117	2,143	2,260	112	2,372
2030	47	1,795	1,842	95	1,937
Thereafter	91	7,995	8,086	619	8,705
Total lease payments	598	19,626	20,224	1,142	21,366
Less imputed interest	(62)	(3,430)	(3,492)	(347)	(3,839)
Present value of lease liability	$536	$16,196	$16,732	$795	$17,527
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of August 31, 2025, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2025 to 2026.
NOTE 9: CONTINGENCIES
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
NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the three-month periods ended August 31 was as follows (in millions):

	2025	2024
Cash payments for:
Interest (net of capitalized interest)	$195	$158
Income taxes	$112	$75
Income tax refunds received	(27)	(12)
Cash tax payments/(refunds), net	$85	$63
Noncash investing and financing activities for the three-month periods ended August 31 was as follows (in millions):

	2025	2024
Assets obtained in exchange for finance lease obligations	$120	$—

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
FedEx Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of August 31, 2025, the related condensed consolidated statements of income, comprehensive income, changes in common stockholders’ investment, and cash flows for the three-month periods ended August 31, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of May 31, 2025, the related consolidated statements of income, comprehensive income, changes in common stockholders’ investment, and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated July 21, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of May 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
September 18, 2025

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2025 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
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
Following our one FedEx consolidation, Federal Express operates a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight provides LTL freight transportation services as a separate subsidiary. Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments.
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which will be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 2026.
In January 2025, the Board of Directors approved a change in FedEx’s fiscal year end from May 31 to December 31. The planned fiscal year change is expected to be effective June 1, 2026.
Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year. References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment.
The key indicators necessary to understand our operating results include:
•the overall customer demand for our various services based on macroeconomic factors and the global economy;
•the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;
•the mix of services purchased by our customers;
•the prices we obtain for our services, primarily measured by yield (revenue per package or pound, revenue per shipment, or hundredweight for LTL freight shipments);
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
Macroeconomic Conditions
While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened business conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight, negatively affecting our results in the first quarter of 2026.
Additionally, since the third quarter of 2025 there have been significant changes within the global trade environment, such as the August 2025 removal of the de minimis exemption for goods imported into the U.S. from countries other than China. The uncertain and evolving global trade environment has contributed to lower international export package volumes, negatively affecting our results in the first quarter of 2026. Continued uncertainty and volatility in the global trade environment could lead to further weakened business conditions for the transportation industry.
Inflation and Interest Rates
During the first quarter of 2026, global inflation moderated year-over-year but continued to be elevated. Additionally, global interest rates remained steady in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our priority services, as stagnant inflation and interest rates continue to negatively affect consumer and business spending. We expect inflation and elevated interest rates to continue to negatively affect our results of operations for the remainder of 2026. The changes in trade policy discussed above under “Macroeconomic Conditions” could also exacerbate global inflation.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the first quarter of 2026, lower fuel prices negatively affected yields due to lower fuel surcharges and led to reduced fuel expense at both of our transportation segments.
Geopolitical Conflicts
Given the nature of our business and global operations, geopolitical conflicts may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, or escalations thereof, to have a direct material effect on our business or results of operations, the broader consequences are adversely affecting the global economy and may also have the effect of heightening other risks disclosed under Part I, Item 1A. “Risk Factors.”
RESULTS OF OPERATIONS
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other” includes costs associated with outside service contracts (such as information technology services, temporary labor, security, and facilities services), insurance, professional fees, and credit losses.

CONSOLIDATED RESULTS
The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended August 31, 2025 and 2024:

	Three Months Ended		Percent
	2025	2024	Change
Revenue	$22,244	$21,579	3
Operating income (loss):
Federal Express segment	1,138	953	19
FedEx Freight segment	360	439	(18)
Corporate, other, and eliminations	(312)	(312)	—
Consolidated operating income	1,186	1,080	10
Operating margin:
Federal Express segment	6.0%	5.2%	80	bp
FedEx Freight segment	16.0%	18.8%	(280)	bp
Consolidated operating margin	5.3%	5.0%	30	bp
Consolidated net income	$824	$794	4
Diluted earnings per share	$3.46	$3.21	8

	Year-over-Year Changes
	Revenue	Operating Income (Loss)
Federal Express segment	$811	$185
FedEx Freight segment	(72)	(79)
Corporate, other, and eliminations	(74)	—
	$665	$106
Overview
Operating income increased 10% in the first quarter of 2026 primarily due to improved yields for our U.S. domestic and international priority package services, structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and higher U.S. domestic package demand at Federal Express. Operating income for the first quarter of 2026 was negatively affected by increased operating expenses, decreased yields for our international economy package services, lower international package export volume reflecting the negative impacts from the volatile global trade environment, the expiration of our contract with the U.S. Postal Service (“USPS”) on September 29, 2024, and lower revenue at FedEx Freight primarily due to macroeconomic conditions.
Operating income includes business optimization costs of $67 million ($52 million, net of tax, or $0.22 per diluted share) in the first quarter of 2026 related to initiatives to reduce structural and overhead costs and to drive efficiency through Network 2.0. We incurred business optimization costs of $128 million ($98 million, net of tax, or $0.39 per diluted share) in the first quarter of 2025 related to our transformation initiatives. See the “Business Optimization Costs” section of this MD&A for more information.
We incurred costs related to the planned spin-off of FedEx Freight of $43 million ($33 million, net of tax, or $0.14 per diluted share) in the first quarter of 2026. These costs consist of $41 million primarily related to professional services included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income, and $2 million included in the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in Corporate, other, and eliminations; FedEx Freight; and Federal Express. We did not incur any FedEx Freight spin-off costs in the first quarter of 2025.
We repurchased $500 million of our common stock in the first quarter of 2026 through open market transactions. Share repurchases had a benefit of $0.02 per diluted share for the first quarter of 2026. As of August 31, 2025, $1.6 billion remained available to be used for repurchases under the 2024 stock repurchase program. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.

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

Revenue
Revenue increased 3% in the first quarter of 2026 primarily due to base yield improvements, higher volume, and favorable exchange rates at Federal Express, partially offset by the expiration of our contract with the USPS, lower fuel surcharges, and lower shipments and base yields at FedEx Freight.
Federal Express segment revenue increased 4% in the first quarter of 2026 primarily due to improved base yields, increased U.S. domestic and international economy package volumes, and favorable exchange rates, partially offset by the expiration of our contract with the USPS, lower international priority package volume including the negative impacts from global trade policies, and lower fuel surcharges. FedEx Freight revenue decreased 3% in the first quarter of 2026 primarily due to due to lower volume and lower base yields. Revenue at Corporate, other, and eliminations decreased in the first quarter of 2026 primarily due to lower yields and demand at FedEx Logistics, Inc. (“FedEx Logistics”).
Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended August 31, 2025 and August 31, 2024:

	Three Months Ended		Percent
	2025	2024	Change
Operating expenses:
Salaries and employee benefits	$8,062	$7,785	4
Purchased transportation	5,488	5,275	4
Rentals and landing fees	1,192	1,161	3
Depreciation and amortization	1,092	1,078	1
Fuel	873	1,075	(19)
Maintenance and repairs	843	829	2
Separation and other costs	45	—	NM
Business optimization costs	67	128	(48)
Other	3,396	3,168	7
Total operating expenses	21,058	20,499	3
Operating income	$1,186	$1,080	10

	Percent of Revenue
	Three Months Ended
	2025	2024
Operating expenses:
Salaries and employee benefits	36.2%	36.1%
Purchased transportation	24.7	24.4
Rentals and landing fees	5.4	5.4
Depreciation and amortization	4.9	5.0
Fuel	3.9	5.0
Maintenance and repairs	3.8	3.8
Separation and other costs	0.2	—
Business optimization costs	0.3	0.6
Other	15.3	14.7
Total operating expenses	94.7	95.0
Operating margin	5.3%	5.0%
Operating income increased 10% in the first quarter of 2026 primarily due to improved yields for our U.S. domestic and international priority package services, structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and increased U.S. domestic package demand for Federal Express. Operating income for the first quarter of 2026 was negatively affected by increased operating expenses, decreased yields for our international economy package services, lower international package volume including the negative impacts from global trade policies, the expiration of our contract with the USPS, and lower revenue at FedEx Freight primarily due to macroeconomic conditions.

Salaries and employee benefits expense increased 4% in the first quarter of 2026 primarily due to an increase in wage rates, unfavorable exchange rates, and higher employee benefits, partially offset by lower variable incentive compensation. Purchased transportation expense increased 4% in the first quarter of 2026 primarily due to higher rates and volume. Other operating expenses increased 7% in the first quarter of 2026 primarily due to higher professional fees, credit losses, and self-insurance accruals. Fuel expense decreased 19% in the first quarter of 2026 due to lower fuel prices and the expiration of our contract with the USPS.
Business Optimization Costs
Our business optimization costs related to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to our Network 2.0 program, the Europe workforce reduction plan, and other DRIVE initiatives commenced in prior years.
We incurred business optimization costs of $67 million ($52 million, net of tax, or $0.22 per diluted share) in the first quarter of 2026, and $128 million ($98 million, net of tax, or $0.39 per diluted share) in the first quarter of 2025. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 360 locations in the U.S and Canada as of August 31, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
Europe workforce reduction plan
Our workforce reduction plan in Europe to reduce structural costs continues and is expected to impact approximately 1,400 employees across back-office and commercial functions. The execution of the plan is subject to a consultation process that is expected to occur over an 18-month period in accordance with local country processes and regulations. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to be approximately $250 million in cash expenditures. These charges are expected to be incurred through fiscal year 2026 and will be classified as business optimization expenses. In the first quarter of 2026, we incurred $3 million of costs related to this plan. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans.
Separation and Other Costs
FedEx Freight separation
We incurred costs related to the planned spin-off of FedEx Freight of $43 million ($33 million, net of tax, or $0.14 per diluted share) in the first quarter of 2026. These costs consist of $41 million primarily related to professional services included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income, and $2 million included in the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in Corporate, other, and eliminations; FedEx Freight; and Federal Express. We did not incur any FedEx Freight spin-off costs in the first quarter of 2025.
Fiscal year change
We incurred costs related to the fiscal year change of $4 million ($3 million, net of tax, or $0.01 per diluted share) in the first quarter of 2026. These costs were primarily related to professional fees and are included in Federal Express. We did not incur any fiscal year change costs in the first quarter of 2025.
Income Taxes
Our effective tax rate was 27.3% for the first quarter of 2026 compared to 24.8% for the first quarter of 2025. The first quarter 2026 tax rate was unfavorably impacted by a non-recurring income tax expense of $16 million ($0.07 per diluted share) primarily as the result of an examination of prior year tax return filings.

On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Certain provisions within the act are interdependent and have implications for both the effective tax rate and cash taxes. We are currently in the process of evaluating these provisions.
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
During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit sought to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $249 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and contradicts the plain terms of the tax code. On February 13, 2025, the District Court ruled again in our favor with regard to a new argument raised by the U.S. government. On June 4, 2025, the District Court validated the amount of refunds owed for 2018 and 2019, which includes the foreign tax credits previously denied. On August 1, 2025, the U.S. government filed a notice to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
Outlook
The uncertainty over the current trade and geopolitical environment and the impact it may continue to have on customer demand and shipping patterns globally makes expectations for our 2026 operating and financial performance inherently less clear. However, based on the current trends, we expect the industrial economy to continue pressuring demand for our higher-yielding business-to-business services in the near term, and service mix to continue shifting further toward deferred service offerings. We also expect the global trade environment to continue pressuring demand for our services, both internationally and in the U.S.
To mitigate demand challenges, we will continue to execute on our revenue quality strategy through surcharge management and optimizing our customer and service mix and alignment of our cost base with demand. We will also continue our focus on business optimization, where we expect to see an incremental $1.0 billion in structural cost reduction benefits from DRIVE and Network 2.0 in 2026.
See the “Business Optimization Costs” section of this MD&A for additional information on our transformation initiatives, including our Network 2.0 program and workforce reduction plan in Europe.
Our capital expenditures for 2026 are expected to be approximately $4.5 billion, $0.4 billion higher than 2025. The increase is driven by investment in Network 2.0 initiatives and other efforts to modernize our facilities and package handling equipment in the U.S. and international locations. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025.
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
The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges, developments in international trade, and the effects these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2026 inherently less certain. See Part I “Item 1A. Risk Factors” in our Annual Report for more information.
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

REPORTABLE SEGMENTS
Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments. Our reportable segments include the following businesses:

Federal Express Segment	Federal Express (express transportation, small-package ground delivery, and freight transportation)

FedEx Freight Segment	FedEx Freight (LTL freight transportation) FedEx Custom Critical, Inc. (time-critical transportation)
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
Operating results in Corporate, other, and eliminations were flat in the first quarter of 2026 primarily due to decreased purchased transportation costs at FedEx Logistics, offset by higher professional fees at corporate headquarters and FedEx Dataworks in the first quarter of 2026.
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the first quarter of 2026 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDERAL EXPRESS SEGMENT
Federal Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended August 31, 2025 and 2024:

	Three Months Ended		Percent
	2025	2024	Change
Revenue:
Package:
U.S. priority	$2,767	$2,591	7
U.S. deferred	1,273	1,151	11
U.S. ground	8,654	8,056	7
Total U.S. domestic package revenue	12,694	11,798	8
International priority	2,258	2,206	2
International economy	1,354	1,360	—
Total international export package revenue	3,612	3,566	1
International domestic(1)	1,135	1,112	2
Total package revenue	17,441	16,476	6
Freight:
U.S.	303	569	(47)
International priority	595	526	13
International economy	528	463	14
Total freight revenue	1,426	1,558	(8)
Other	249	271	(8)
Total revenue	19,116	18,305	4
Operating expenses:
Salaries and employee benefits	6,516	6,201	5
Purchased transportation	5,073	4,801	6
Rentals and landing fees	1,013	986	3
Depreciation and amortization	954	935	2
Fuel	760	954	(20)
Maintenance and repairs	737	719	3
Separation and other costs	5	—	NM
Business optimization costs	21	43	(51)
Intercompany allocations	(233)	(187)	25
Other	3,132	2,900	8
Total operating expenses	17,978	17,352	4
Operating income	$1,138	$953	19
Operating margin	6.0%	5.2%	80	bp
(1)International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended
	2025	2024
Operating expenses:
Salaries and employee benefits	34.1%	33.9%
Purchased transportation	26.4	26.2
Rentals and landing fees	5.3	5.4
Depreciation and amortization	5.0	5.1
Fuel	4.0	5.2
Maintenance and repairs	3.9	3.9
Separation and other costs	—	—
Business optimization costs	0.1	0.2
Intercompany allocations	(1.2)	(1.0)
Other	16.4	15.9
Total operating expenses	94.0	94.8
Operating margin	6.0%	5.2%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended August 31, 2025 and 2024:

	Three Months Ended		Percent
	2025	2024	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,654	1,600	3
U.S. deferred	1,061	968	10
U.S. ground commercial	4,290	4,289	—
U.S. ground home delivery/economy	6,915	6,438	7
Total U.S. domestic ADV	13,920	13,295	5

International priority	562	622	(10)
International economy	518	491	5
Total international export ADV	1,080	1,113	(3)
International domestic(2)	1,806	1,823	(1)

Total ADV	16,806	16,231	4

Revenue per package (yield):
U.S. priority	$26.13	$25.30	3
U.S. deferred	18.76	18.59	1
U.S. ground	12.07	11.73	3
U.S. domestic composite	14.25	13.87	3

International priority	62.77	55.37	13
International economy	40.87	43.33	(6)
International export composite	52.27	50.06	4
International domestic(2)	9.81	9.53	3

Composite package yield	16.22	15.86	2

Freight Statistics
Average daily freight pounds:
U.S.	2,165	5,319	(59)
International priority	4,647	4,465	4
International economy	11,222	10,706	5
Total average daily freight pounds	18,034	20,490	(12)

Revenue per pound (yield):
U.S.	$2.18	$1.67	31
International priority	2.00	1.84	9
International economy	0.74	0.68	9
Composite freight yield	1.24	1.19	4
(1)ADV is calculated on a 5-day-per-week basis.
(2)International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue
Federal Express segment revenue increased 4% in the first quarter of 2026 primarily due to improved base yields, increased U.S. domestic and international economy package volumes, and favorable exchange rates, partially offset by the expiration of our contract with the USPS, lower international priority package volume including the negative impacts from global trade policies, and lower fuel surcharges.
Volume:
U.S. domestic package volume increased 5% primarily due to strong demand for our U.S. economy package services. Growth in our international economy package volume of 5% in the first quarter of 2026 was more than offset by a 10% decline in international priority package volume reflecting the negative impact of global trade policies. U.S. average daily freight pounds decreased 59% in the first quarter of 2026 primarily due to the expiration of our contract with the USPS.
Yield
U.S. domestic composite package yield increased 3% in the first quarter of 2026 primarily due to improved base yields, partially offset by decreased fuel surcharges. International priority package yield increased by 13% due to increased base yields and favorable exchange rates, partially offset by decreased fuel surcharges. International economy package yields decreased 6% due to decreased base yields, partially offset by favorable exchange rates.
Federal Express Segment Operating Income
Federal Express segment operating income increased 19% in the first quarter of 2026 due to higher U.S. domestic and international priority package yields, structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and higher U.S. domestic package demand, partially offset by increased operating expenses and the expiration of our contract with the USPS. The increase in operating expenses in the first quarter of 2026 was primarily driven by higher wage and purchased transportation rates and higher credit losses.
Salaries and employee benefits expense increased 5% in the first quarter of 2026 primarily due to higher wage rates, unfavorable exchange rates, increased volume, and higher employee benefits. Purchased transportation expense increased 6% in the first quarter of 2026 primarily due to higher rates, increased volume, and unfavorable exchange rates, partially offset by increased efficiency. Other operating expense increased 8% in the first quarter of 2026 primarily due to higher credit losses and self-insurance accruals. Fuel expense decreased 20% in the first quarter of 2026 due to lower fuel prices and the expiration of the USPS contract.
Federal Express segment results include business optimization costs of $21 million and $43 million in the first quarter of 2026 and 2025, respectively. In the first quarter of 2026, Federal Express segment results include $4 million of costs associated with our planned fiscal year change and $1 million of costs associated with the planned spin-off of FedEx Freight. Federal Express did not incur costs related to the fiscal year change or FedEx Freight spin-off in 2025. See the “Business Optimization Costs” and “Separation and Other Costs” sections of this MD&A for more information.
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

FEDEX FREIGHT SEGMENT
FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended August 31, 2025 and 2024:

	Three Months Ended		Percent
	2025	2024	Change
Revenue	$2,257	$2,329	(3)
Operating expenses:
Salaries and employee benefits	975	984	(1)
Purchased transportation	201	203	(1)
Rentals	74	71	4
Depreciation and amortization	110	110	—
Fuel	113	121	(7)
Maintenance and repairs	81	82	(1)
Separation and other costs	9	—	NM
Intercompany charges	162	148	9
Other	172	171	1
Total operating expenses	1,897	1,890	—
Operating income	$360	$439	(18)
Operating margin	16.0%	18.8%	(280)	bp
Average daily shipments (in thousands):
Priority	62.0	62.9	(1)
Economy	28.0	29.1	(4)
Total average daily shipments	90.0	92.0	(2)
Weight per shipment (lbs):
Priority	933	956	(2)
Economy	907	868	4
Composite weight per shipment	925	928	—
Revenue per shipment:
Priority	$359.54	$363.97	(1)
Economy	408.05	408.60	—
Composite revenue per shipment	$374.62	$378.09	(1)
Revenue per hundredweight:
Priority	$38.54	$38.06	1
Economy	44.98	47.09	(4)
Composite revenue per hundredweight	$40.50	$40.73	(1)

	Percent of Revenue
	Three Months Ended
	2025	2024
Operating expenses:
Salaries and employee benefits	43.2%	42.3%
Purchased transportation	8.9	8.7
Rentals	3.3	3.1
Depreciation and amortization	4.9	4.7
Fuel	5.0	5.2
Maintenance and repairs	3.5	3.5
Separation and other costs	0.4	—
Intercompany charges	7.2	6.4
Other	7.6	7.3
Total operating expenses	84.0	81.2
Operating margin	16.0%	18.8%
FedEx Freight Segment Revenue
FedEx Freight segment revenue decreased 3% in the first quarter of 2026 primarily due to lower volume and lower base yields.
Average daily shipments decreased 2% in the first quarter of 2026 due to reduced demand for our services, primarily resulting from macroeconomic conditions. Revenue per shipment decreased 1% in the first quarter of 2026 primarily due to lower base yields, including weight per shipment, and fuel surcharges.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 18% in the first quarter of 2026 primarily due to the decline in revenue and increase in intercompany charges and wage rates.
Intercompany charges increased 9% in the first quarter of 2026 primarily due to increased sales staffing to prepare for the planned spin-off of FedEx Freight. Fuel expense decreased 7% in the first quarter of 2026 due to fewer shipments and a decrease in fuel price. Salaries and employee benefits expense decreased 1% in the first quarter of 2026 primarily due to lower volume, partially offset by higher wage rates.
FedEx Freight segment results include costs associated with our planned spin-off of FedEx Freight of $9 million in the first quarter of 2026. FedEx Freight did not incur costs related to the FedEx Freight spin-off in 2025. See the “Separation and Other Costs” section of this MD&A for more information.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $6.2 billion at August 31, 2025, compared to $5.5 billion at May 31, 2025. The following table provides a summary of our cash flows for the three-month periods ended August 31, 2025 and 2024 (in millions):

	2025	2024
Operating activities:
Net income	$824	$794
Business optimization costs, net of payments	(110)	(69)
Other noncash charges and credits	2,112	2,072
Changes in assets and liabilities	(1,110)	(1,610)
Cash provided by operating activities	1,716	1,187
Investing activities:
Capital expenditures	(623)	(767)
Purchase of investments	(34)	(61)
Proceeds from sale of investments	30	13
Proceeds from asset dispositions, and other investing activities, net	8	13
Cash used in investing activities	(619)	(802)
Financing activities:
Proceeds from debt issuances	997	—
Principal payments on debt	(625)	(34)
Proceeds from stock issuances	18	404
Dividends paid	(345)	(339)
Purchases of common stock	(500)	(1,000)
Other	(5)	—
Cash used in financing activities	(460)	(969)
Effect of exchange rate changes on cash	27	26
Net increase (decrease) in cash and cash equivalents	664	(558)
Cash and cash equivalents at the end of period	$6,166	$5,943
Cash Provided by Operating Activities. Cash flows from operating activities increased $0.5 billion in the first quarter of 2026 primarily due to working capital changes driven by an increase in accrued income taxes, professional fees, variable incentive compensation, and self-insurance.
Cash Used in Investing Activities. Capital expenditures decreased during the first quarter of 2026 primarily due to decreased spending on aircraft and related equipment, vehicles and trailers, and information and technology investments. See “Capital Resources” for a discussion of capital expenditures during 2026.
Cash Used in Financing Activities. Cash used in financing activities decreased $0.5 billion in the first quarter of 2026 primarily due to the repurchase of $500 million of our common stock through open market transactions during the first quarter of 2026, a decrease of $500 million compared to the first quarter of 2025. Additionally, we issued €850 million of senior unsecured debt in July 2025 and used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes at maturity in August 2025. See Note 1 and Note 4 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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

The following table compares capital expenditures by asset category and reportable segment for the three-month periods ended August 31, 2025 and 2024 (in millions):

	2025	2024	Percent Change
Aircraft and related equipment	$60	$181	(67)
Package handling and ground support equipment	205	197	4
Information technology	118	153	(23)
Vehicles and trailers	47	90	(48)
Facilities and other	193	146	32
Total capital expenditures	$623	$767	(19)

Federal Express segment	$568	$703	(19)
FedEx Freight segment	32	35	(9)
Other	23	29	(21)
Total capital expenditures	$623	$767	(19)
Capital expenditures decreased in the first quarter of 2026 primarily due to decreased spending on aircraft and related equipment at Federal Express, vehicles and trailers at Federal Express and FedEx Freight, and information and technology investments at Federal Express and FedEx Freight as a result of continuing to prioritize investments that support increasing efficiency and reducing our cost to serve. These reductions were partially offset by increased spending on facilities and other at Federal Express and FedEx Freight.
GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).
The $19.9 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding the issuance by FedEx of its 3.500% Notes due 2032 and 4.125% Notes due 2037 guaranteed by the Guarantor Subsidiaries that was completed during the first quarter of 2026.
Additionally, FedEx fully and unconditionally guarantees the payment obligation of Federal Express in respect of the $711 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.
The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of August 31, 2025 and May 31, 2025 (in millions):

	August 31, 2025	May 31, 2025
Current Assets	$9,924	$9,514
Intercompany Receivable	5,145	4,278
Total Assets	84,186	83,125
Current Liabilities	11,439	11,202
Intercompany Payable	—	—
Total Liabilities	$53,492	$52,324

The following table presents the summarized statement of income information for the three-month period ended August 31, 2025 (in millions):

Revenue	$16,643
Intercompany Charges, net	(1,106)
Operating Income	1,265
Intercompany Charges, net	71
Income Before Income Taxes	1,043
Net Income	$691
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of August 31, 2025 and May 31, 2025 (in millions):

	August 31, 2025	May 31, 2025
Current Assets	$9,856	$9,504
Intercompany Receivable	1,187	581
Total Assets	73,227	72,044
Current Liabilities	10,598	10,310
Intercompany Payable	—	—
Total Liabilities	$50,346	$49,200
The following table presents the summarized statement of income information for the three-month period ended August 31, 2025 (in millions):

Revenue	$14,302
Intercompany Charges, net	(1,261)
Operating Income	894
Intercompany Charges, net	10
Income Before Income Taxes	1,035
Net Income	$772
LIQUIDITY OUTLOOK
In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, geopolitical conflicts, and uncertainty regarding international trade, including the impact of global trade policies. We held $6.2 billion in cash and cash equivalents at August 31, 2025 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. In the third quarter of 2025, we began incurring costs and expenses related to the planned spin-off of FedEx Freight, which are expected to be significant but are not expected to adversely affect our liquidity.
We repurchased an aggregate of $500 million of our common stock in the first quarter of 2026 through open market transactions. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information. Subject to market conditions, our liquidity needs, and other factors, we expect to continue repurchasing additional shares of our common stock during the remainder of 2026.
Our cash and cash equivalents balance at August 31, 2025 includes $4.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.

Our capital expenditures for 2026 are expected to be approximately $4.5 billion, $0.4 billion higher than 2025.The increase is driven by investment in Network 2.0 initiatives and other efforts to modernize our facilities and package handling equipment in the U.S. and internationally. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025.
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
During the first three months of 2026, we made voluntary contributions of $200 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) and anticipate making up to $200 million of additional voluntary contributions during the remainder of 2026. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.
On August 7, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on October 1, 2025 to stockholders of record as of the close of business on September 8, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.
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
GOODWILL. Goodwill is tested for impairment between annual tests whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of August 31, 2025, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.
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
•economic conditions in the global markets in which we operate;
•significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;
•geopolitical developments and uncertainty and/or additional volatility in the global trade environment;
•the price and availability of jet and vehicle fuel;
•failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences;
•our ability to execute our transformation initiatives, including Network 2.0 and the redesign of the Federal Express international air network, in the expected time frame and at the expected cost and achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits while managing the potential risks;
•our ability to successfully implement the planned tax-free spin-off of the FedEx Freight business into a new publicly traded company and achieve the anticipated benefits of such transaction;
•the timing and amount of any costs or benefits or any specific outcome, transaction, or change (of which there can be no assurance), or the terms, timing, and structure thereof, related to our global transformation program and other ongoing reviews and initiatives;
•our ability to successfully implement our workforce reduction in Europe;
•a significant data breach or other disruption to our technology infrastructure, and our ability to mitigate the technological, operational, legal and regulatory, and reputational risks related to emerging technologies such as autonomous technology and artificial intelligence;
•the future rate of e-commerce growth and our ability to successfully expand our e-commerce services portfolio;
•increased insurance and claims expenses related to vehicle accidents, workers’ compensation claims, property and cargo loss, general business liabilities, and benefits paid under employee disability programs;
•failure to receive or collect expected insurance coverage;
•the effect of any international conflicts or terrorist activities on the United States and global economies in general, the transportation industry, or FedEx in particular;
•failure of third-party service providers to perform as expected, or disruptions in our relationships with those providers or their provision of services to FedEx;
•widespread outbreak of an illness or any other communicable disease or public health crisis;
•damage to our reputation or loss of brand equity;
•the effect of intense competition on our ability to maintain or increase our prices (including our fuel surcharges) or to maintain or grow our revenue and market share;
•our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;

•our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses;
•noncash impairment charges related to our goodwill and certain deferred tax assets;
•failure to attract and retain employee talent and our ability to meet our labor and purchased transportation needs while controlling related costs and maintain our company culture;
•our ability to maintain good relationships with our employees and avoid attempts by labor organizations to organize groups of our employees, which could significantly increase our operating costs and reduce our operational flexibility, as well as the outcome of negotiations to reach new collective bargaining agreements (including with the pilots of Federal Express);
•increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits;
•the effects of global climate change;
•our ability to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040;
•our ability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography;
•any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting Federal Express employees); regulatory or other actions affecting data protection; global aviation or other transportation rights; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; changes to global trade policies; foreign exchange intervention in response to currency volatility; environmental (such as global climate change legislation); or postal rules;
•adverse changes in tax laws, regulations, and interpretations or challenges to our tax positions;
•increasing costs related to changing and heightened regulations and enforcement related to data protection;
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
•the sufficiency of insurance coverage we purchase;
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
•successful completion of our planned stock repurchases;
•constraints, volatility, or disruption in the capital markets, our ability to maintain our current credit ratings, commercial paper ratings, and senior unsecured debt and pass-through certificate credit ratings, and our ability to meet credit agreement financial covenants; and
•other risks and uncertainties you can find in our press releases and SEC filings, including the risk factors identified under Part I, Item IA. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q and current reports on Form 8-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of August 31, 2025, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first quarter of 2026, the U.S. dollar was weaker relative to the currencies of the foreign countries in which we operate, and the weaker dollar had a slightly negative effect on our results.
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
ITEM 4. CONTROLS AND PROCEDURES
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended August 31, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
In February 2025, we acquired RouteSmart Technologies, Inc. (“RouteSmart”), a global leader in route planning and optimization solutions, and the consideration paid to certain former stockholders of RouteSmart consisted in part of 359,052 unregistered shares of our common stock valued at approximately $90 million as of the acquisition date. In August 2025, in connection with final post-closing adjustments, we issued another 296 unregistered shares of our common stock valued at less than $100,000 to the former RouteSmart stockholders pursuant to the terms of the acquisition agreement.
The foregoing transaction did not involve any underwriters or underwriting discounts or commissions. The shares of our common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, in a privately negotiated transaction not involving any public offerings or solicitations. See Note 4 of the audited condensed consolidated financial statements in our Annual Report for additional information regarding the RouteSmart acquisition.
Issuer Purchase of Equity Securities
The following table provides information on FedEx’s repurchases of our common stock during the first quarter of 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program ($ in millions)
Jun. 1-30, 2025	650,000	$224.56	650,000	$1,918
Jul. 1-31, 2025	1,502,645	$235.58	1,502,645	$1,564
Aug. 1-31, 2025	—	$—	—	$1,564
Total	2,152,645		2,152,645	$1,564
In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. As part of the 2024 repurchase program, we repurchased 2.2 million shares for $500 million in the open market during the first quarter of 2026.
As of September 18, 2025, approximately $1.6 billion remained available to be used for repurchases under the 2024 stock repurchase program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.
See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for information regarding planned stock repurchases during the remainder of 2026.
ITEM 5. OTHER INFORMATION
During the quarter ended August 31, 2025, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FedEx (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

4.1
Indenture, dated as of October 23, 2015, among FedEx Corporation, the Guarantors named therein and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association) (as successor trustee to Wells Fargo Bank, National Association), as trustee (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed October 23, 2015, and incorporated herein by reference).

4.2
Supplemental Indenture No. 17, dated as of July 30, 2025, among FedEx Corporation, the Guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference).

4.3	Form of 3.500% Note due 2032 (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference).

4.4	Form of 4.125% Note due 2037 (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference).

†10.1
Separation and Release Agreement by and between FedEx Corporation and Sriram Krishnasamy (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K/A dated August 10, 2025 and filed August 12, 2025, and incorporated herein by reference).

*15.1	Letter re: Unaudited Interim Financial Statements.

*22	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

__________________________________________
•Filed herewith.
†     Management contract/compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: September 18, 2025	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer