Form 10-Q
period 2025-11-30
FEDEX CORP
filed 2025-12-18
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO__________
Commission File Number: 1-15829

FedEx Corporation
(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange
0.450% Notes due 2029	FDX 29A	New York Stock Exchange
0.450% Notes due 2029	FDX 29B	New York Stock Exchange
1.300% Notes due 2031	FDX 31	New York Stock Exchange
1.300% Notes due 2031	FDX 31B	New York Stock Exchange
3.500% Notes due 2032	FDX 32	New York Stock Exchange
0.950% Notes due 2033	FDX 33	New York Stock Exchange
0.950% Notes due 2033	FDX 33A	New York Stock Exchange
4.125% Notes due 2037	FDX 37	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at December 16, 2025
Common Stock, par value $0.10 per share	235,122,816

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	November 30, 2025 (unaudited)	May 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,570	$5,502
Receivables, less allowances of $900 and $773	12,159	11,368
Spare parts, supplies, and fuel, less allowances of $317 and $308	631	602
Prepaid expenses and other	1,293	914
Total current assets	20,653	18,386
PROPERTY AND EQUIPMENT, AT COST	88,864	87,622
Less accumulated depreciation and amortization	47,542	45,980
Net property and equipment	41,322	41,642
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,184	16,453
Goodwill	6,626	6,603
Other assets	4,396	4,543
Total other long-term assets	27,206	27,599
	$89,181	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	November 30, 2025 (unaudited)	May 31, 2025
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$901	$1,428
Accrued salaries and employee benefits	2,722	2,731
Accounts payable	4,664	3,692
Operating lease liabilities	2,621	2,565
Accrued expenses	5,306	4,995
Total current liabilities	16,214	15,411
LONG-TERM DEBT, LESS CURRENT PORTION	20,294	19,151
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,895	4,205
Pension, postretirement healthcare, and other benefit obligations	1,669	1,698
Self-insurance accruals	4,229	4,033
Operating lease liabilities	13,950	14,272
Other liabilities	790	783
Total other long-term liabilities	24,533	24,991
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of November 30, 2025 and May 31, 2025	32	32
Additional paid-in capital	4,366	4,290
Retained earnings	42,154	41,402
Accumulated other comprehensive loss	(1,414)	(1,362)
Treasury stock, at cost; 83 million shares as of November 30, 2025 and 80 million shares as of May 31, 2025	(16,998)	(16,288)
Total common stockholders’ investment	28,140	28,074
	$89,181	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
REVENUE	$23,469	$21,967	$45,713	$43,546
OPERATING EXPENSES:
Salaries and employee benefits	8,395	7,879	16,457	15,664
Purchased transportation	5,885	5,500	11,373	10,775
Rentals and landing fees	1,211	1,168	2,403	2,329
Depreciation and amortization	1,068	1,063	2,160	2,141
Fuel	889	947	1,762	2,022
Maintenance and repairs	889	831	1,732	1,660
Separation and other costs	213	—	258	—
Business optimization costs	30	326	97	454
Other	3,511	3,201	6,907	6,369
	22,091	20,915	43,149	41,414
OPERATING INCOME	1,378	1,052	2,564	2,132
OTHER (EXPENSE) INCOME:
Interest, net	(135)	(102)	(254)	(186)
Other retirement plans, net	59	50	119	99
Other, net	(13)	(19)	(6)	(8)
	(89)	(71)	(141)	(95)
INCOME BEFORE INCOME TAXES	1,289	981	2,423	2,037
PROVISION FOR INCOME TAXES	333	240	643	502
NET INCOME	$956	$741	$1,780	$1,535
EARNINGS PER COMMON SHARE:
Basic	$4.07	$3.06	$7.55	$6.30
Diluted	$4.04	$3.03	$7.50	$6.24
DIVIDENDS DECLARED PER COMMON SHARE	$1.45	$1.38	$4.35	$4.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
NET INCOME	$956	$741	$1,780	$1,535
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax (expense)/benefit of ($6) and ($2) in 2025 and $2 and ($2) in 2024	(41)	(181)	(48)	(152)
Amortization of prior service credit, net of tax benefit of $1 and $2 in 2025 and $0 and $1 in 2024	(2)	(2)	(4)	(4)
	(43)	(183)	(52)	(156)
COMPREHENSIVE INCOME	$913	$558	$1,728	$1,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Six Months Ended
	November 30, 2025	November 30, 2024
Operating Activities:
Net income	$1,780	$1,535
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,160	2,141
Provision for uncollectible accounts	469	250
Other noncash items including leases and deferred income taxes	1,437	1,589
Stock-based compensation	99	84
Separation and other costs, net of payments	146	—
Business optimization costs, net of payments	(130)	125
Changes in assets and liabilities:
Receivables	(1,315)	(1,079)
Other assets	(253)	(111)
Accounts payable and other liabilities	(725)	(2,087)
Other, net	(1)	58
Cash provided by operating activities	3,667	2,505
Investing Activities:
Capital expenditures	(1,380)	(1,585)
Purchase of investments	(326)	(107)
Proceeds from sale of investments	177	52
Proceeds from asset dispositions and other investing activities, net	49	34
Cash used in investing activities	(1,480)	(1,606)
Financing Activities:
Proceeds from debt issuances	997	—
Principal payments on debt	(647)	(47)
Proceeds from stock issuances	50	440
Dividends paid	(687)	(676)
Purchases of common stock	(796)	(2,020)
Other	(9)	(6)
Cash used in financing activities	(1,092)	(2,309)
Effect of exchange rate changes on cash	(27)	(62)
Net increase (decrease) in cash and cash equivalents	1,068	(1,472)
Cash and cash equivalents at beginning of period	5,502	6,501
Cash and cash equivalents at end of period	$6,570	$5,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(UNAUDITED)
(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	4,327	4,134	4,290	3,988
Purchases of common stock	—	(12)	—	(21)
Employee incentive plans and other	39	43	76	198
Ending Balance	4,366	4,165	4,366	4,165
Retained Earnings
Beginning Balance	41,538	38,767	41,402	38,649
Net Income	956	741	1,780	1,535
Cash dividends declared ($1.45, $1.38, $4.35, and $4.14 per share)	(340)	(333)	(1,028)	(1,009)
Ending Balance	42,154	39,175	42,154	39,175
Accumulated Other Comprehensive Loss
Beginning Balance	(1,371)	(1,332)	(1,362)	(1,359)
Other comprehensive loss, net of tax (expense)/benefit of ($6), $2, ($1), and ($1)	(43)	(183)	(52)	(156)
Ending Balance	(1,414)	(1,515)	(1,414)	(1,515)
Treasury Stock
Beginning Balance	(16,755)	(14,425)	(16,288)	(13,728)
Purchases of common stock (1.1, 3.7, 3.3, and 7.1 million shares)	(278)	(1,001)	(782)	(1,995)
Employee incentive plans and other (0.2, 0.2, 0.5, 2.4 million shares)	35	29	72	326
Ending Balance	(16,998)	(15,397)	(16,998)	(15,397)
Total Common Stockholders’ Investment Balance	$28,140	$26,460	$28,140	$26,460

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
Following our one FedEx consolidation in 2024, Federal Express operates a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight provides LTL freight transportation services as a separate subsidiary. Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of November 30, 2025, and the results of our operations for the three- and six-month periods ended November 30, 2025 and November 30, 2024, cash flows for the six-month periods ended November 30, 2025 and November 30, 2024, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2025 and November 30, 2024. Operating results for the three- and six-month periods ended November 30, 2025 are not necessarily indicative of the results that may be expected for the year ending May 31, 2026. Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
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
Gross contract assets related to in-transit shipments totaled $759 million and $673 million at November 30, 2025 and May 31, 2025, respectively. Contract assets net of deferred unearned revenue were $643 million and $526 million at November 30, 2025 and May 31, 2025, respectively. Contract assets are included within “Receivables” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $22 million and $23 million at November 30, 2025 and May 31, 2025, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets.
DISAGGREGATION OF REVENUE. See Note 7 for disclosure of disaggregated revenue for the periods ended November 30, 2025 and 2024. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.
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

STOCK-BASED COMPENSATION. We have four types of equity-based compensation: stock options, restricted stock, performance stock units, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $43 million for the three-month period ended November 30, 2025 and $99 million for the six-month period ended November 30, 2025. Our stock-based compensation expense was $36 million for the three-month period ended November 30, 2024 and $84 million for the six-month period ended November 30, 2024. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
SEPARATION AND OTHER COSTS. Our separation and other costs relate to the FedEx Freight separation and fiscal year change. In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which will be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 1, 2026. In January 2025, the Board of Directors approved a change in FedEx’s fiscal year end from May 31 to December 31. The planned fiscal year change is expected to be effective June 1, 2026.
FedEx Freight separation
We incurred costs related to the planned spin-off of FedEx Freight of $205 million ($171 million, net of tax, or $0.72 per diluted share) in the three-month period ended November 30, 2025 and $248 million ($204 million, net of tax, or $0.86 per diluted share) in the six-month period ended November 30, 2025. These costs primarily consist of professional services. Separation costs of $205 million and $246 million for the three- and six-month periods ended November 30, 2025, respectively, are included within the “Separation and other costs” caption, and separation costs of $2 million for the six-month period ended November 30, 2025 are included within the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. We did not incur any FedEx Freight spin-off costs in the six-month period ended November 30, 2024.
Fiscal year change
We incurred costs related to the fiscal year change of $8 million ($6 million, net of tax, or $0.03 per diluted share) in the three-month period ended November 30, 2025 and $12 million ($9 million, net of tax, or $0.04 per diluted share) in the six-month period ended November 30, 2025. These costs were primarily related to professional services and are included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income. Costs associated with the fiscal year change are included in Federal Express and Corporate, other, and eliminations. We did not incur any costs related to the fiscal year change in the six-month period ended November 30, 2024.
BUSINESS OPTIMIZATION COSTS. Our business optimization costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to DRIVE initiatives commenced in prior years, the Europe workforce reduction plan announced in June 2024, and our Network 2.0 program.
We incurred business optimization costs of $30 million ($25 million, net of tax, or $0.10 per diluted share) in the three-month period and $97 million ($77 million, net of tax, or $0.32 per diluted share) in the six-month period ended November 30, 2025. We incurred business optimization costs of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the three-month period ended November 30, 2024 and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the six-month period ended November 30, 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 355 locations in the U.S and Canada as of November 30, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
Europe workforce reduction plan
As of November 30, 2025, our Europe workforce reduction plan to reduce structural costs is substantially complete. The plan was announced in June 2024 and occurred over an 18-month period in accordance with local country processes and regulations. The plan resulted in a pre-tax cost of approximately $250 million for severance benefits and legal and professional fees and has impacted approximately 1,400 employees across back-office and commercial functions as of November 30, 2025. Beginning in calendar year 2026, we expect annualized savings from the plan to be approximately $150 million.
We incurred costs related to the plan of $6 million for the three-month period ended November 30, 2025 and $9 million for the six-month period ended November 30, 2025. We incurred costs related to this plan of $173 million for the three-month period ended November 30, 2024 and $176 million for the six-month period ended November 30, 2024. These costs are classified as business optimization expenses.
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
As of November 30, 2025 and May 31, 2025, we had €854 million and €506 million, respectively, of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. For debt designated as net investment hedges, the gain or loss is reported in the “Accumulated other comprehensive loss” (“AOCL”) caption in the accompanying unaudited condensed consolidated balance sheets as part of the cumulative translation adjustment. For the three-month period ended November 30, 2025 and 2024, we recognized gains of $14 million and $13 million, respectively, and for the six-month period ended November 30, 2025 and 2024, we recognized gains of $2 million and $7 million, respectively. These results exclude any adjustments for the impact of deferred income taxes.
As of November 30, 2025, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $13 million and $96 million, respectively. As of May 31, 2025, the fair value of the swaps classified as assets and liabilities was $13 million and $108 million, respectively. We record all derivatives on the balance sheet at fair value within either the “Prepaid expenses and other” or “Other liabilities” captions in the accompanying unaudited condensed consolidated balance sheets. For foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the “Accumulated other comprehensive loss” caption in the accompanying unaudited condensed consolidated balance sheets as part of the cumulative translation adjustment. For the three-month period ended November 30, 2025 and 2024, we recognized gains of $24 million and $21 million, respectively, and for the six-month period ended November 30, 2025 and 2024, we recognized gains of $11 million and $11 million, respectively. These results exclude any adjustments for the impact of deferred income taxes.
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
Our cross-currency swaps contain an element of risk that counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. Our counterparties to the swaps all have an investment grade rating. To keep our exposure minimal, we monitor our counterparties credit worthiness on a regular basis, reviewing amongst others Standard & Poor’s rating and credit default swap spreads.
As of November 30, 2025 and May 31, 2025 we had not posted any collateral related to our cross-currency swaps. No amounts have been reclassified out of AOCL during fiscal year 2026 and 2025. As of November 30, 2025 and May 31, 2025, our net investment hedges remain effective.
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

Amounts due to our suppliers that participate in the SCF programs are included in the “Accounts payable” caption in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of November 30, 2025 and May 31, 2025, suppliers have been approved to sell to them $118 million and $71 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the periods ended November 30, 2025 and 2024 is presented below (in millions):

	Six Months Ended
	November 30, 2025	November 30, 2024
Confirmed obligations outstanding at beginning of period	$71	$94
Invoices confirmed during the period	362	330
Confirmed invoices paid during the period	(315)	(315)
Currency translation adjustments	—	(5)
Confirmed obligations outstanding at end of period	$118	$104
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
Equity securities totaled $552 million and $506 million at November 30, 2025 and May 31, 2025, respectively. Equity securities are recorded within the “Other assets” caption in the accompanying unaudited condensed consolidated balance sheets.
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
Debt securities totaled $187 million and $70 million at November 30, 2025 and May 31, 2025, respectively. Debt securities are recorded within the “Prepaid expenses and other” caption in the accompanying unaudited condensed consolidated balance sheets. This increase primarily reflects strategic purchases of corporate debt and U.S. Treasury securities to enhance returns on cash balances.
TREASURY SHARES. In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. During the three-month period ended November 30, 2025, 1.2 million shares were repurchased through open market transactions under this program at an average price of $234.52 per share for a total of $276 million. During the six-month period ended November 30, 2025, 3.3 million shares were repurchased through open market transactions under this program at an average price of $233.07 per share for a total of $776 million.
During the three-month period ended November 30, 2024, 3.7 million shares were repurchased under our 2021 and 2024 repurchase programs through accelerated share repurchase (“ASR”) agreements with two banks and open market transactions at an average price of $271.39 per share for a total of $1.0 billion. During the six-month period ended November 30, 2024, 7.1 million shares were repurchased under our 2021 and 2024 repurchase programs through ASR agreements and open market transactions at an average price of $283.13 per share for a total of $2.0 billion.
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
As of November 30, 2025, $1.3 billion remained available to use for repurchases under our 2024 stock repurchase program. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program at any time.
DIVIDENDS DECLARED PER COMMON SHARE. On November 21, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on January 6, 2026 to stockholders of record as of the close of business on December 15, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
New Accounting Standards and Accounting Standards Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. generally accepted accounting principles. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which introduces five targeted improvements to better align hedge accounting with entities’ risk management activities. The update will be effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The update will be effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
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

Changes in the allowance for credit losses during the periods ended November 30, 2025 and 2024 were as follows:

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Allowance, beginning of period	$492	$408	$438	$436
Current period provision for expected credit losses	250	121	469	250
Write-offs charged against allowance	(461)	(364)	(839)	(734)
Recoveries collected	274	220	487	433
Allowance, end of period	$555	$385	$555	$385
NOTE 3: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended November 30, 2025 and 2024 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Foreign currency translation loss:
Balance at beginning of period	$(1,427)	$(1,393)	$(1,420)	$(1,422)
Translation adjustments	(41)	(181)	(48)	(152)
Balance at end of period	(1,468)	(1,574)	(1,468)	(1,574)
Retirement plans adjustments:
Balance at beginning of period	56	61	58	63
Reclassifications from AOCL	(2)	(2)	(4)	(4)
Balance at end of period	54	59	54	59
AOCL at end of period	$(1,414)	$(1,515)	$(1,414)	$(1,515)
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
Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $20.3 billion at November 30, 2025 and $19.9 billion at May 31, 2025, with estimated fair values of $18.5 billion at November 30, 2025 and $17.2 billion at May 31, 2025. The annualized weighted-average interest rate on long-term debt was 3.6% at November 30, 2025. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.
Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.6 billion at November 30, 2025. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of November 30, 2025, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Our commercial paper program is backed by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available under the Credit Agreements.
On October 31, 2025, we amended the Credit Agreements with a syndicate of banks and other financial institutions to update certain provisions in anticipation of the planned spin-off of FedEx Freight and incorporate certain other customary changes. Among other changes, the amendments (i) will release FedEx Freight from its guarantees under the Credit Agreements upon consummation of the planned spin-off of FedEx Freight and (ii) extend the expiration of the Three-Year Credit Agreement from March 2027 to March 2028 and the expiration of the Five-Year Credit Agreement from March 2029 to March 2030.
The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt (excluding debt incurred by affiliates of FedEx Freight to finance distributions to FedEx and other transactions related to the planned spin-off of FedEx Freight and certain other customary items) to consolidated earnings (excluding noncash retirement plans mark-to-market adjustments; noncash pension service costs; noncash asset impairment charges; and, subject to certain limitations, business optimization and restructuring expenses, pro forma cost savings and synergies associated with an acquisition, and transaction costs, fees, and expenses and synergies and cost savings related to the planned spin-off of FedEx Freight) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis.
The ratio of our debt to adjusted EBITDA was 1.9 at November 30, 2025. Additional information on the financial covenant can be found in our Annual Report.
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
NOTE 5: COMPUTATION OF EARNINGS PER SHARE
The calculation of basic and diluted earnings per common share for the periods ended November 30, 2025 and 2024 was as follows (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Basic earnings per common share:
Net earnings allocable to common shares(1)	$955	$739	$1,777	$1,533
Weighted-average common shares	235	242	236	243
Basic earnings per common share	$4.07	$3.06	$7.55	$6.30

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$955	$739	$1,777	$1,533
Weighted-average common shares	235	242	236	243
Dilutive effect of share-based awards	1	2	1	3
Weighted-average diluted shares	236	244	237	246
Diluted earnings per common share	$4.04	$3.03	$7.50	$6.24

Anti-dilutive options excluded from diluted earnings per common share	7	4	7	4
(1)Net earnings available to participating securities were $1 million and $2 million for the three-month periods ended November 30, 2025 and 2024, respectively, and $3 million and $2 million for the six-month periods ended November 30, 2025 and 2024, respectively
NOTE 6: RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended November 30, 2025 and 2024 were as follows (in millions):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Defined benefit pension plans	$46	$70	$93	$140
Defined contribution plans	312	288	618	575
Postretirement healthcare plans	23	21	45	43
	$381	$379	$756	$758
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended November 30, 2025 and 2024 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Service cost	$111	$124	$10	$11	$7	$6
Other retirement plans expense (income):
Interest cost	379	363	11	10	17	16
Expected return on plan assets	(457)	(430)	(6)	(7)	—	—
Amortization of prior service credit and other	(2)	(2)	—	1	(1)	(1)
	(80)	(69)	5	4	16	15
Net periodic benefit cost	$31	$55	$15	$15	$23	$21

	Six Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2025	2024	2025	2024	2025	2024
Service cost	$223	$249	$20	$20	$14	$13
Other retirement plans expense (income):
Interest cost	757	724	24	22	33	32
Expected return on plan assets	(914)	(860)	(13)	(12)	—	—
Amortization of prior service credit and other	(4)	(4)	—	1	(2)	(2)
	(161)	(140)	11	11	31	30
Net periodic benefit cost	$62	$109	$31	$31	$45	$43
For 2026, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $200 million to our U.S. Pension Plan during the six-month period ended November 30, 2025. We anticipate making $75 million of additional voluntary contributions for the remainder of fiscal 2026.
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
Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for the company’s operating strategy, growth, and profitability and reviews financial information for our two reportable segments. The CODM uses operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other income (expense), interest expense, and income tax expense. Our CODM also utilizes operating income in the annual budget and monthly forecasting processes and considers forecast-to-actual variances on a monthly basis when making resource allocation decisions. Our CODM regularly reviews significant expense details, which include salaries and employee benefits, purchased transportation, rentals and landing fees, depreciation and amortization, fuel, maintenance and repairs, separation and other costs, business optimization costs, and other operating expenses. These expense categories are included within operating expenses in the accompanying unaudited condensed consolidated statements of income and are used by the CODM in assessing performance and allocating resources.
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
Corporate, Other, and Eliminations
Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating digital solutions to optimize operations, digitize supply chains, and create new opportunities for our customers and team members.
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
The following table presents segment information for the periods ended November 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Federal Express segment:
Revenue	$20,433	$18,841	$39,549	$37,146
Operating expenses:
Salaries and employee benefits	6,824	6,329	13,340	12,530
Purchased transportation	5,480	5,067	10,553	9,868
Rentals and landing fees	1,028	987	2,041	1,973
Depreciation and amortization	931	918	1,885	1,853
Fuel	779	835	1,539	1,789
Maintenance and repairs	773	715	1,510	1,434
Separation and other costs	18	—	23	—
Business optimization costs	7	206	28	249
Intercompany charges	(229)	(205)	(462)	(392)
Other	3,271	2,937	6,403	5,837
Total operating expenses	18,882	17,789	36,860	35,141
Operating income	$1,551	$1,052	$2,689	$2,005

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
FedEx Freight segment:
Revenue	$2,139	$2,177	$4,396	$4,506
Operating expenses:
Salaries and employee benefits	983	976	1,958	1,960
Purchased transportation	197	197	398	400
Rentals and landing fees	76	72	150	143
Depreciation and amortization	113	112	223	222
Fuel	110	111	223	232
Maintenance and repairs	89	88	170	170
Separation and other costs	152	—	161	—
Intercompany allocations	153	143	315	291
Other	176	166	348	337
Total operating expenses	2,049	1,865	3,946	3,755
Operating income	$90	$312	$450	$751

Reconciliation of segment revenue:
Total Federal Express and FedEx Freight revenue	$22,572	$21,018	$43,945	$41,652
Other revenue(1)	897	949	1,768	1,894
Total consolidated revenue	$23,469	$21,967	$45,713	$43,546

Reconciliation of segment operating income to income before income taxes:
Total Federal Express and FedEx Freight operating income	$1,641	$1,364	$3,139	$2,756
Other operating loss(1)	(263)	(312)	(575)	(624)
Operating income	1,378	1,052	2,564	2,132
Other (expense) income:
Interest, net	(135)	(102)	(254)	(186)
Other retirement plans, net	59	50	119	99
Other, net(2)	(13)	(19)	(6)	(8)
Total other (expense) income	(89)	(71)	(141)	(95)
Income before income taxes	$1,289	$981	$2,423	$2,037
(1)Revenue and operating loss from segments below the quantitative thresholds are attributable to operating segments contained within “Corporate, other, and eliminations.” These operating segments include FedEx Corporate, FedEx Office, FedEx Logistics, and FedEx Dataworks.
(2)Includes costs related to the planned spin-off of FedEx Freight of $2 million for the six-month period ended November 30, 2025, included in “Corporate, other, and eliminations.”

The following table provides a reconciliation of segment assets to our unaudited condensed consolidated financial statement totals as of November 30, 2025 and May 31, 2025 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Segment assets
November 30, 2025 (Unaudited)	$75,048	$13,615	$518	$89,181
May 31, 2025	74,154	12,899	574	87,627

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the six-month periods ended November 30, 2025 and 2024 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Capital expenditures
November 30, 2025	$1,208	$132	$40	$1,380
November 30, 2024	1,301	230	54	1,585
The following table presents revenue by service type for the periods ended November 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Revenue by service type
Federal Express segment:
Package:
U.S. priority	$2,843	$2,563	$5,610	$5,154
U.S. deferred	1,396	1,199	2,669	2,350
U.S. ground	9,173	8,256	17,827	16,312
Total U.S. domestic package revenue	13,412	12,018	26,106	23,816
International priority	2,383	2,231	4,641	4,437
International economy	1,511	1,588	2,865	2,948
Total international export package revenue	3,894	3,819	7,506	7,385
International domestic(1)	1,257	1,190	2,392	2,302
Total package revenue	18,563	17,027	36,004	33,503
Freight:
U.S.	304	383	607	952
International priority	617	640	1,212	1,166
International economy	582	529	1,110	992
Total freight revenue	1,503	1,552	2,929	3,110
Other	367	262	616	533
Total Federal Express segment	20,433	18,841	39,549	37,146
FedEx Freight segment	2,139	2,177	4,396	4,506
Other and eliminations(2)	897	949	1,768	1,894
	$23,469	$21,967	$45,713	$43,546
(1)International domestic revenue relates to our intra-country operations.
(2)Includes the FedEx Logistics, FedEx Office, and FedEx Dataworks operating segments.

The following table presents geographic revenue information for the periods ended November 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended
	November 30, 2025	November 30, 2024	November 30, 2025	November 30, 2024
Geographical information(1)
Revenue:
U.S.	$16,720	$15,373	$32,695	$30,869
International:
Federal Express segment	6,449	6,262	12,416	11,999
FedEx Freight segment	60	63	122	128
Other	240	269	480	550
Total international revenue	6,749	6,594	13,018	12,677
	$23,469	$21,967	$45,713	$43,546
(1)International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors.
The following table presents geographic noncurrent asset information as of November 30, 2025 and May 31, 2025 (in millions):

Geographical information(1)	November 30, 2025 (unaudited)	May 31, 2025
Noncurrent assets:
U.S.	$56,409	$57,040
International	12,119	12,201
	$68,528	$69,241
(1)Noncurrent assets include property and equipment, operating lease right-of-use assets, goodwill, and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.
NOTE 8: COMMITMENTS
As of November 30, 2025, our purchase commitments under various contracts for the remainder of 2026 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2026 (remainder)	$652	$420	$1,072
2027	1,116	847	1,963
2028	990	650	1,640
2029	410	540	950
2030	204	118	322
Thereafter	1,069	171	1,240
Total	$4,441	$2,746	$7,187
(1)    Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of November 30, 2025, we had $343 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of the accompanying unaudited condensed consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of November 30, 2025, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2026 (remainder)	13	4	3	—	20
2027	4	3	—	5	12
2028	—	4	—	5	9
2029	—	4	—	—	4
2030	—	2	—	—	2
Thereafter	—	—	—	—	—
Total	17	17	3	10	47
A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of November 30, 2025 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2026 (remainder)	$63	$1,449	$1,512	$65	$1,577
2027	124	3,046	3,170	138	3,308
2028	124	2,638	2,762	138	2,900
2029	117	2,235	2,352	135	2,487
2030	47	1,884	1,931	118	2,049
Thereafter	91	8,219	8,310	631	8,941
Total lease payments	566	19,471	20,037	1,225	21,262
Less imputed interest	(56)	(3,410)	(3,466)	(351)	(3,817)
Present value of lease liability	$510	$16,061	$16,571	$874	$17,445
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of November 30, 2025, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.1 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2025 to 2027.
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

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the periods ended November 30, 2025 and 2024 was as follows (in millions):

	Six Months Ended
	2025	2024
Cash payments for:
Interest (net of capitalized interest)	$418	$376
Income taxes	$1,190	$918
Income tax refunds received	(37)	(15)
Cash tax payments/(refunds), net	$1,153	$903
Noncash investing and financing activities for the periods ended November 30, 2025 and 2024 was as follows (in millions):

	Six Months Ended
	2025	2024
Assets obtained in exchange for finance lease obligations	$229	$12

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
FedEx Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of November 30, 2025, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and six-month periods ended November 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six-month periods ended November 30, 2025 and 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
December 18, 2025

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
Following our one FedEx consolidation on June 1, 2024, Federal Express operates a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight provides LTL freight transportation services as a separate subsidiary. Federal Express and FedEx Freight represent our major service lines and constitute our reportable segments.
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The transaction, which will be implemented through the spin-off of shares of the new company to FedEx stockholders, is expected to be tax-free for U.S. federal income tax purposes for FedEx stockholders and be completed by June 1, 2026.
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
Macroeconomic Conditions
While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened business conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight, negatively affecting our results in the second quarter and first half of 2026.
In November 2025, the U.S. Federal Aviation Administration issued an emergency Airworthiness Directive to address a potentially unsafe condition on all Boeing MD-11 aircraft, prohibiting further flight until the aircraft are inspected and all corrective actions are performed. As a result, during the second quarter of 2026, we experienced operational impacts related to the grounding of our MD-11 aircraft fleet which had an immaterial impact on our results. However, a prolonged grounding directive could materially impact our capacity and financial results for the remainder of 2026.
Additionally, since the third quarter of 2025 there have been significant changes within the global trade environment, such as the August 2025 removal of the de minimis exemption for goods imported into the U.S. from countries other than China. The uncertain and evolving global trade environment is negatively affecting our results in the second quarter and first half of 2026. Continued uncertainty and volatility in the global trade environment could lead to further weakened business conditions for the transportation industry.
Inflation and Interest Rates
During the second quarter and first half of 2026, global inflation slowed year-over-year but continued to be elevated. Additionally, global interest rates remained relatively steady in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our international export package services, as elevated inflation and interest rates continue to negatively affect consumer and business spending. We expect inflation and elevated interest rates to continue to negatively affect our results of operations for the remainder of 2026. The changes in trade policy discussed above under “Macroeconomic Conditions” could also exacerbate global inflation.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the second quarter of 2026, higher fuel prices positively affected yields due to increased fuel surcharges and negatively affected fuel expense at Federal Express. During the first half of 2026, lower fuel prices negatively affected yields due to lower fuel surcharges and positively affected fuel expense at Federal Express.
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

CONSOLIDATED RESULTS
The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended November 30, 2025 and 2024:

	Three Months Ended		Percent		Six Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue	$23,469	$21,967	7		$45,713	$43,546	5
Operating income (loss):
Federal Express segment	1,551	1,052	47		2,689	2,005	34
FedEx Freight segment	90	312	(71)		450	751	(40)
Corporate, other, and eliminations	(263)	(312)	16		(575)	(624)	8
Consolidated operating income	1,378	1,052	31		2,564	2,132	20
Operating margin:
Federal Express segment	7.6%	5.6%	200	bp	6.8%	5.4%	140	bp
FedEx Freight segment	4.2%	14.3%	(1,010)	bp	10.2%	16.7%	(650)	bp
Consolidated operating margin	5.9%	4.8%	110	bp	5.6%	4.9%	70	bp
Consolidated net income	$956	$741	29		$1,780	$1,535	16
Diluted earnings per share	$4.04	$3.03	33		$7.50	$6.24	20

	Year-over-Year Changes
	Revenue		Operating Income (Loss)
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Federal Express segment	$1,592	$2,403	$499	$684
FedEx Freight segment	(38)	(110)	(222)	(301)
Corporate, other, and eliminations	(52)	(126)	49	49
	$1,502	$2,167	$326	$432
Overview
Operating income increased 31% in the second quarter and 20% in the first half of 2026 primarily due to improved yields for our U.S. domestic and international priority package services, structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and higher U.S. domestic package demand at Federal Express. Operating income for the second quarter and first half of 2026 was negatively affected by the financial impact of global trade policy changes, increased wage rates, variable incentive compensation, and purchased transportation rates, and higher costs related to the planned spin-off of FedEx Freight.
Operating income includes costs related to the planned spin-off of FedEx Freight and fiscal year change. We incurred costs related to the FedEx Freight spin-off of $205 million ($171 million, net of tax, or $0.72 per diluted share) in the second quarter and $246 million ($204 million, net of tax, or $0.86 per diluted share) in the first half of 2026. We incurred costs related to the fiscal year change of $8 million ($6 million, net of tax, or $0.03 per diluted share) in the second quarter and $12 million ($9 million, net of tax, or $0.04 per diluted share) in the first half of 2026. We did not incur any costs related to the FedEx Freight spin-off or fiscal year change in the first half of 2025. These costs were primarily related to professional services. See the “Separation and other costs” section of this MD&A for more information.
Operating income includes business optimization expenses of $30 million ($25 million, net of tax, or $0.10 per diluted share) in the second quarter and $97 million ($77 million, net of tax, or $0.32 per diluted share) in the first half of 2026 related to initiatives to reduce structural and overhead costs and to drive efficiency through Network 2.0. We incurred business optimization costs of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the second quarter and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the first half of 2025 related to our transformation initiatives. See the “Business Optimization Costs” section of this MD&A for more information.
Operating income includes a gain of $12 million in the second quarter of 2026 ($16 million, net of tax, or $0.07 per diluted share) for an international regulatory matter included in Federal Express.
We repurchased an aggregate of $276 million of our common stock through open market transactions during the second quarter of 2026. During the six-month period ended November 30, 2025, we repurchased 3.3 million shares of FedEx common stock through open market transactions at an average price of $233.07 per share for a total of $776 million. Share repurchases had a benefit of $0.05 per diluted share for the second quarter and $0.07 per diluted share for the first half of 2026. As of November 30, 2025, $1.3 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of Directors in 2024. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.
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

Revenue
Revenue increased 7% in the second quarter and 5% in the first half of 2026 primarily due to U.S. domestic and international priority base yield improvements, increased U.S domestic package volume, and favorable exchange rates at Federal Express, partially offset by international export volume decreases, the expiration of our contract with the USPS, and lower shipments at FedEx Freight.
Federal Express segment revenue increased 8% in the second quarter and 6% in the first half of 2026 primarily due to U.S. domestic and international priority base yield improvements from revenue quality initiatives, increased U.S. domestic package volumes and favorable exchange rates, partially offset by international export volume decreases due to ongoing effects of global trade policies, and the expiration of our contract with the USPS. FedEx Freight revenue decreased 2% in the second quarter and first half of 2026 primarily due to lower volume from continued weak industrial production, offset by improved weight per shipment and fuel surcharges. Revenue at Corporate, other, and eliminations decreased in the second quarter of 2026 primarily due to lower demand and yields at FedEx Logistics, Inc. (“FedEx Logistics”).
Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended November 30, 2025 and 2024:

	Three Months Ended		Percent	Six Months Ended		Percent
	2025	2024	Change	2025	2024	Change
Operating expenses:
Salaries and employee benefits	$8,395	$7,879	7	$16,457	$15,664	5
Purchased transportation	5,885	5,500	7	11,373	10,775	6
Rentals and landing fees	1,211	1,168	4	2,403	2,329	3
Depreciation and amortization	1,068	1,063	—	2,160	2,141	1
Fuel	889	947	(6)	1,762	2,022	(13)
Maintenance and repairs	889	831	7	1,732	1,660	4
Separation and other costs	213	—	NM	258	—	NM
Business optimization costs	30	326	(91)	97	454	(79)
Other	3,511	3,201	10	6,907	6,369	8
Total operating expenses	22,091	20,915	6	43,149	41,414	4
Operating income	$1,378	$1,052	31	$2,564	$2,132	20

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	35.8%	35.9%	36.0%	36.0%
Purchased transportation	25.1	25.0	24.9	24.8
Rentals and landing fees	5.1	5.3	5.3	5.4
Depreciation and amortization	4.5	4.8	4.7	4.9
Fuel	3.8	4.3	3.8	4.6
Maintenance and repairs	3.8	3.8	3.8	3.8
Separation and other costs	0.9	—	0.6	—
Business optimization costs	0.1	1.5	0.2	1.0
Other	15.0	14.6	15.1	14.6
Total operating expenses	94.1	95.2	94.4	95.1
Operating margin	5.9%	4.8%	5.6%	4.9%
Salaries and employee benefits expense increased 7% in the second quarter and 5% in the first half of 2026 primarily due to an increase in wage rates, higher variable incentive compensation, and unfavorable exchange rates. Purchased transportation expense increased 7% in the second quarter and 6% in the first half of 2026 primarily due to higher volume and rates. Other operating expenses increased 10% in the second quarter and 8% in the first half of 2026 primarily due to higher credit losses, professional fees, and outside service contracts. Fuel expense decreased 6% in the second quarter and 13% in the first half of 2026 due to lower fuel usage and the expiration of our contract with the USPS.

Separation and Other Costs
FedEx Freight separation
We incurred costs related to the planned spin-off of FedEx Freight of $205 million ($171 million, net of tax, or $0.72 per diluted share) in the second quarter of 2026 and $248 million ($204 million, net of tax, or $0.86 per diluted share) in the first half of 2026. These costs primarily consist of professional services. Separation costs of $205 million and $246 million for the three- and six-month periods ended November 30, 2025, respectively, are included within the “Separation and other costs” caption and separation costs of $2 million for the six-month period ended November 30, 2025 are included in the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. We did not incur any FedEx Freight spin-off costs in the first half of 2025.
Fiscal year change
We incurred costs related to the fiscal year change of $8 million ($6 million, net of tax, or $0.03 per diluted share) in the second quarter of 2026 and $12 million ($9 million, net of tax, or $0.04 per diluted share) in the first half of 2026. These costs were primarily related to professional fees and are included in Federal Express and Corporate, other, and eliminations. We did not incur any fiscal year change costs in the first half of 2025.
Business Optimization Costs
Our business optimization costs related to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to DRIVE initiatives commenced in prior years, the Europe workforce reduction plan announced in June 2024, and our Network 2.0 program.
We incurred business optimization costs of $30 million ($25 million, net of tax, or $0.10 per diluted share) in the second quarter and $97 million ($77 million, net of tax, or $0.32 per diluted share) in the first half of 2026. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express. We incurred business optimization costs of $326 million ($249 million, net of tax, or $1.02 per diluted share) in the second quarter and $454 million ($347 million, net of tax, or $1.41 per diluted share) in the first half of 2025. These costs were primarily related to severance and professional services and are included in Federal Express and Corporate, other, and eliminations.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 355 locations in the U.S and Canada as of November 30, 2025. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
Europe workforce reduction plan
Our workforce reduction plan in Europe to reduce structural costs announced in June 2024 is substantially complete as of November 30, 2025. The plan occurred over an 18-month period and impacted approximately 1,400 employees across back-office and commercial functions. Execution was carried out in accordance with local country processes and regulations. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to be approximately $250 million in cash expenditures. These activities have been recorded as business optimization expenses. In the second quarter of 2026 and 2025, we incurred $6 million and $173 million respectively, of costs related to this plan. In addition, in the first half of 2026 and 2025, we incurred $9 million and $176 million, respectively. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans.
Income Taxes
Our effective tax rate was 25.8% for the second quarter and 26.5% for the first half of 2026 compared to 24.5% for the second quarter and 24.6% for the first half of 2025. The second quarter 2026 tax rate is higher than the second quarter 2025 tax rate due to the inclusion of favorable one-time items in the 2025 tax rate.

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
Outlook
Based on current trends, we expect revenue growth to continue into the second half of 2026, driven by U.S. Domestic service offerings. We expect international revenue to remain constrained as the current trade and geopolitical environment remains highly uncertain, driving increased volatility in shipping patterns globally. In addition, softness in the industrial economy is expected to continue pressuring demand for our Freight LTL services.
To mitigate demand challenges, we will continue to execute on our revenue quality strategy through surcharge management and optimizing our customer and service mix, and we will continue to align our cost base with demand. We will also continue our focus on business optimization, where we expect to see an incremental $1.0 billion in structural cost reduction benefits from DRIVE and Network 2.0 in 2026.
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
In December 2024, we announced that FedEx’s management and Board of Directors had decided to pursue a full separation of FedEx Freight through the capital markets, creating a new publicly traded company. The separation is expected to be executed by June 1, 2026.
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
CORPORATE, OTHER, AND ELIMINATIONS
Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating digital solutions to optimize operations, digitize supply chains, and create new opportunities for our customers and team members.
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
Operating results in Corporate, other, and eliminations improved in the second quarter and first half of 2026 reflecting lower business optimization costs at FedEx Dataworks and corporate headquarters, and decreased purchased transportation at FedEx Logistics.
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the second quarter of 2026 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FEDERAL EXPRESS SEGMENT
Federal Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended November 30, 2025 and 2024:

	Three Months Ended		Percent		Six Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue:
Package:
U.S. priority	$2,843	$2,563	11		$5,610	$5,154	9
U.S. deferred	1,396	1,199	16		2,669	2,350	14
U.S. ground	9,173	8,256	11		17,827	16,312	9
Total U.S. domestic package revenue	13,412	12,018	12		26,106	23,816	10
International priority	2,383	2,231	7		4,641	4,437	5
International economy	1,511	1,588	(5)		2,865	2,948	(3)
Total international export package revenue	3,894	3,819	2		7,506	7,385	2
International domestic(1)	1,257	1,190	6		2,392	2,302	4
Total package revenue	18,563	17,027	9		36,004	33,503	7
Freight:
U.S.	304	383	(21)		607	952	(36)
International priority	617	640	(4)		1,212	1,166	4
International economy	582	529	10		1,110	992	12
Total freight revenue	1,503	1,552	(3)		2,929	3,110	(6)
Other	367	262	40		616	533	16
Total revenue	20,433	18,841	8		39,549	37,146	6
Operating expenses:
Salaries and employee benefits	6,824	6,329	8		13,340	12,530	6
Purchased transportation	5,480	5,067	8		10,553	9,868	7
Rentals and landing fees	1,028	987	4		2,041	1,973	3
Depreciation and amortization	931	918	1		1,885	1,853	2
Fuel	779	835	(7)		1,539	1,789	(14)
Maintenance and repairs	773	715	8		1,510	1,434	5
Separation and other costs	18	—	NM		23	—	NM
Business optimization costs	7	206	(97)		28	249	(89)
Intercompany allocations	(229)	(205)	12		(462)	(392)	18
Other	3,271	2,937	11		6,403	5,837	10
Total operating expenses	18,882	17,789	6		36,860	35,141	5
Operating income	$1,551	$1,052	47		$2,689	$2,005	34
Operating margin	7.6%	5.6%	200	bp	6.8%	5.4%	140	bp
(1)International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	33.4%	33.6%	33.7%	33.7%
Purchased transportation	26.8	26.9	26.6	26.6
Rentals and landing fees	5.0	5.2	5.2	5.3
Depreciation and amortization	4.6	4.9	4.8	5.0
Fuel	3.8	4.4	3.9	4.8
Maintenance and repairs	3.8	3.8	3.8	3.9
Separation and other costs	0.1	—	0.1	—
Business optimization costs	—	1.1	0.1	0.7
Intercompany allocations	(1.1)	(1.1)	(1.2)	(1.1)
Other	16.0	15.6	16.2	15.7
Total operating expenses	92.4	94.4	93.2	94.6
Operating margin	7.6%	5.6%	6.8%	5.4%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended November 30, 2025 and 2024:

	Three Months Ended		Percent	Six Months Ended		Percent
	2025	2024	Change	2025	2024	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,679	1,603	5	1,666	1,601	4
U.S. deferred	1,135	1,014	12	1,097	991	11
U.S. ground commercial	4,371	4,309	1	4,331	4,299	1
U.S. ground home delivery/economy	7,531	6,962	8	7,221	6,698	8
Total U.S. domestic ADV	14,716	13,888	6	14,315	13,589	5

International priority	580	594	(2)	571	608	(6)
International economy	583	586	(1)	550	538	2
Total international export ADV	1,163	1,180	(1)	1,121	1,146	(2)
International domestic(2)	2,027	2,060	(2)	1,916	1,941	(1)

Total ADV	17,906	17,128	5	17,352	16,676	4

Revenue per package (yield):
U.S. priority	$26.88	$25.38	6	$26.51	$25.34	5
U.S. deferred	19.53	18.76	4	19.16	18.68	3
U.S. ground	12.23	11.63	5	12.15	11.68	4
U.S. domestic composite	14.47	13.73	5	14.36	13.80	4

International priority	65.18	59.59	9	63.98	57.41	11
International economy	41.17	43.03	(4)	41.03	43.17	(5)
International export composite	53.15	51.37	3	52.72	50.73	4
International domestic(2)	9.85	9.18	7	9.83	9.34	5

Composite package yield	16.46	15.78	4	16.34	15.82	3

Freight Statistics
Average daily freight pounds:
U.S.	2,137	2,772	(23)	2,151	4,056	(47)
International priority	5,106	4,927	4	4,875	4,694	4
International economy	12,535	12,475	—	11,874	11,584	3
Total average daily freight pounds	19,778	20,174	(2)	18,900	20,334	(7)

Revenue per pound (yield):
U.S.	$2.26	$2.19	3	$2.22	$1.85	20
International priority	1.92	2.06	(7)	1.96	1.96	—
International economy	0.74	0.67	10	0.74	0.67	10
Composite freight yield	1.21	1.22	(1)	1.22	1.20	2
(1)ADV is calculated on a 5-day-per-week basis.
(2)International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue
Federal Express segment revenue increased 8% in the second quarter and 6% in the first half of 2026 primarily due to improved U.S. domestic and international priority package base yields, increased U.S. domestic package volumes, and favorable exchange rates, partially offset by lower international export package volume including the negative impacts from global trade policies and the expiration of our contract with the USPS.
Volume:
U.S. domestic package volume increased 6% in the second quarter and 5% in the first half of 2026 primarily driven by increased U.S. ground home delivery/economy package volumes. International export package volume decreased 1% in the second quarter and 2% in the first half of 2026 primarily due to the negative impacts from global trade policies. U.S. average daily freight pounds decreased 23% in the second quarter and 47% in the first half of 2026 primarily due to the expiration of our contract with the USPS.
Yield:
International priority package yield increased by 9% in the second quarter and 11% in the first half of 2026 due to increased base yields and favorable exchange rates. U.S. domestic composite package yield increased 5% in the second quarter and 4% in the first half of 2026 primarily due to improved base yields. International economy package yields decreased 4% in the second quarter and 5% in the first half of 2026 due to decreased base yields, partially offset by favorable exchange rates.
Federal Express Segment Operating Income
Federal Express segment operating income increased 47% in the second quarter and 34% in the first half of 2026 due to higher U.S. domestic and international priority package yields, structural cost reductions realized from business optimization initiatives, including from DRIVE initiatives commenced in prior years, lower business optimization costs, and higher U.S. domestic package demand. These improvements were partially offset by increased wage rates, purchased transportation rates, and variable incentive compensation, and the negative impacts from global trade policies including higher credit losses.
Salaries and employee benefits expense increased 8% in the second quarter and 6% in the first half of 2026 primarily due to higher wage rates, variable incentive compensation, increased staffing to align with higher volumes in the U.S., and increased employee benefits. Purchased transportation expense increased 8% in the second quarter and 7% in the first half of 2026 primarily due to higher rates, increased volume, and unfavorable exchange rates. Other operating expense increased 11% in the second quarter and 10% in the first half of 2026 primarily due to increased credit losses from higher revenue and impacts from global trade policies, professional and outside service contract fees, and customs-related brokerage fees due to the changes to the de minimis exemption. Business optimization expense decreased 97% in the second quarter and 89% in the first half of 2026 due to DRIVE initiatives commenced in prior years.
Federal Express segment results include business optimization costs of $7 million and $28 million in the second quarter and first half of 2026, respectively, compared to $206 million and $249 million in the second quarter and first half of 2025. Results also include $7 million and $11 million in the second quarter and first half of 2026, respectively, of costs associated with our planned fiscal year change, and $11 million and $12 million in the second quarter and first half of 2026, respectively, of costs associated with the planned spin-off of FedEx Freight. We did not incur any costs associated with our planned fiscal year change or planned spin-off of FedEx Freight in the second quarter or first half of 2025. See the “Business Optimization Costs” and “Separation and Other Costs” sections of this MD&A for more information.

FEDEX FREIGHT SEGMENT
FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended November 30, 2025 and 2024:

	Three Months Ended		Percent		Six Months Ended		Percent
	2025	2024	Change		2025	2024	Change
Revenue	$2,139	$2,177	(2)		$4,396	$4,506	(2)
Operating expenses:
Salaries and employee benefits	983	976	1		1,958	1,960	—
Purchased transportation	197	197	—		398	400	(1)
Rentals	76	72	6		150	143	5
Depreciation and amortization	113	112	1		223	222	—
Fuel	110	111	(1)		223	232	(4)
Maintenance and repairs	89	88	1		170	170	—
Separation and other costs	152	—	NM		161	—	NM
Intercompany charges	153	143	7		315	291	8
Other	176	166	6		348	337	3
Total operating expenses	2,049	1,865	10		3,946	3,755	5
Operating income	$90	$312	(71)		$450	$751	(40)
Operating margin	4.2%	14.3%	(1010)	bp	10.2%	16.7%	(650)	bp
Average daily shipments (in thousands):
Priority	60.1	62.5	(4)		61.1	62.7	(3)
Economy	27.3	28.5	(4)		27.6	28.8	(4)
Total average daily shipments	87.4	91.0	(4)		88.7	91.5	(3)
Weight per shipment (lbs):
Priority	930	935	(1)		931	946	(2)
Economy	910	865	5		908	866	5
Composite weight per shipment	924	913	1		924	921	—
Revenue per shipment:
Priority	$361.25	$352.84	2		$360.37	$358.51	1
Economy	408.41	400.00	2		408.23	404.41	1
Composite revenue per shipment	$375.97	$367.60	2		$375.28	$372.96	1
Revenue per hundredweight:
Priority	$38.85	$37.73	3		$38.69	$37.90	2
Economy	44.90	46.26	(3)		44.94	46.69	(4)
Composite revenue per hundredweight	$40.71	$40.26	1		$40.60	$40.50	—

	Percent of Revenue
	Three Months Ended		Six Months Ended
	2025	2024	2025	2024
Operating expenses:
Salaries and employee benefits	46.0%	44.8%	44.5%	43.5%
Purchased transportation	9.2	9.1	9.0	8.9
Rentals	3.5	3.3	3.4	3.2
Depreciation and amortization	5.3	5.2	5.1	4.9
Fuel	5.1	5.1	5.1	5.1
Maintenance and repairs	4.2	4.0	3.9	3.8
Separation and other costs	7.1	—	3.7	—
Intercompany charges	7.2	6.6	7.2	6.4
Other	8.2	7.6	7.9	7.5
Total operating expenses	95.8	85.7	89.8	83.3
Operating margin	4.2%	14.3%	10.2%	16.7%
FedEx Freight Segment Revenue
FedEx Freight segment revenue decreased 2% in the second quarter and first half of 2026 primarily due to lower volume, partially offset by increased weight per shipment and improved fuel price.
Average daily shipments decreased 4% in the second quarter and 3% in the first half of 2026 due to reduced demand for our services primarily resulting from macroeconomic conditions, including continued weak industrial production, global trade policy uncertainty, and excess capacity in the LTL industry. Revenue per shipment increased 2% in the second quarter and 1% in the first half of 2026 primarily due to increased weight per shipment and fuel surcharge.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 71% in the second quarter and 40% in the first half of 2026 primarily due to higher costs related to the planned spin-off of FedEx Freight, reduced demand, and increased wage rates, variable compensation, and intercompany charges, partially offset by increased weight per shipment and improved fuel price.
Salaries and employee benefits increased 1% in the second quarter and were flat in the first half of 2026 primarily due to increased wage rates and variable incentive compensation, partially offset by decreased staffing to align with lower volumes. Intercompany charges increased 7% in the second quarter and 8% in the first half of 2026 primarily due to increased sales staffing to prepare for the planned spin-off of FedEx Freight.
FedEx Freight segment results include costs associated with our planned spin-off of FedEx Freight of $152 million in the second quarter and $161 million in the first half of 2026. FedEx Freight did not incur costs related to the FedEx Freight spin-off in the second quarter or first half of 2025. See the “Separation and Other Costs” section of this MD&A for more information.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $6.6 billion at November 30, 2025, compared to $5.5 billion at May 31, 2025. The following table provides a summary of our cash flows for the periods ended November 30, 2025 and 2024 (in millions):

	Six Months Ended
	2025	2024
Operating activities:
Net income	$1,780	$1,535
Separation and other costs, net of payments	146	—
Business optimization costs, net of payments	(130)	125
Other noncash charges and credits	4,165	4,064
Changes in assets and liabilities	(2,294)	(3,219)
Cash provided by operating activities	3,667	2,505
Investing activities:
Capital expenditures	(1,380)	(1,585)
Purchase of investments	(326)	(107)
Proceeds from sale of investments	177	52
Proceeds from asset dispositions, and other investing activities, net	49	34
Cash used in investing activities	(1,480)	(1,606)
Financing activities:
Proceeds from debt issuances	997	—
Principal payments on debt	(647)	(47)
Proceeds from stock issuances	50	440
Dividends paid	(687)	(676)
Purchases of common stock	(796)	(2,020)
Other	(9)	(6)
Cash used in financing activities	(1,092)	(2,309)
Effect of exchange rate changes on cash	(27)	(62)
Net increase (decrease) in cash and cash equivalents	1,068	(1,472)
Cash and cash equivalents at the end of period	$6,570	$5,029
Cash Provided by Operating Activities. Cash flows from operating activities increased $1.2 billion in the first half of 2026 primarily due to working capital changes driven by increases in pension liabilities and accounts payable, as well as increases in accruals for self-insurance, variable incentive compensation, income taxes, and professional fees.
Cash Used in Investing Activities. Capital expenditures decreased $0.1 billion in the first half of 2026 primarily due to decreased spending on “package handling and ground support equipment” and “aircraft and related equipment” at Federal Express. See “Capital Resources” for a discussion of capital expenditures during 2026.
Cash Used in Financing Activities. Cash used in financing activities decreased $1.2 billion in the first half of 2026 primarily due to less repurchases of our common stock compared to the first half of 2025. Additionally, in the first quarter of 2026, we issued €850 million of senior unsecured debt and used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes at maturity. See Note 1 and Note 4 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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

The following table compares capital expenditures by asset category and reportable segment for the periods ended November 30, 2025 and 2024 (in millions):

	Three Months Ended		Six Months Ended		Percent Change
	2025	2024	2025	2024	Three Months Ended	Six Months Ended
Aircraft and related equipment	$124	$82	$184	$263	51	(30)
Package handling and ground support equipment	252	213	457	410	19	11
Information technology	93	106	211	259	(12)	(19)
Vehicles and trailers	60	184	107	274	(67)	(61)
Facilities and other	228	233	421	379	(2)	11
Total capital expenditures	$757	$818	$1,380	$1,585	(7)	(13)

Federal Express segment	$640	$598	$1,208	$1,301	7	(7)
FedEx Freight segment	100	195	132	230	(49)	(43)
Other	17	25	40	54	(33)	(26)
Total capital expenditures	$757	$818	$1,380	$1,585	(7)	(13)
Capital expenditures decreased in the second quarter of 2026 primarily due to decreased spending on “vehicles and trailers” at FedEx Freight and “information technology” investments at Federal Express, partially offset by increased spending on “aircraft and related equipment” at Federal Express and “package handling and ground support equipment” at Federal Express and FedEx Freight.
Capital expenditures decreased in the first half of 2026 primarily due to decreased spending on “package handling and ground support equipment” and “aircraft and related equipment” at Federal Express partially offset by increased spending on “vehicles and trailers” at FedEx Freight. These reductions are a result of continuing to prioritize investments that support increasing efficiency and reducing our cost to serve.
GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”).
The $19.8 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding the issuance by FedEx of its 3.500% Notes due 2032 and 4.125% Notes due 2037 guaranteed by the Guarantor Subsidiaries that was completed during the first quarter of 2026.
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
Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of November 30, 2025 and May 31, 2025 (in millions):

	November 30, 2025	May 31, 2025
Current Assets	$11,030	$9,514
Intercompany Receivable	4,957	4,278
Total Assets	84,550	83,125
Current Liabilities	12,041	11,202
Intercompany Payable	—	—
Total Liabilities	$53,832	$52,324
The following table presents the summarized statement of income information for the period ended November 30, 2025 (in millions):

Six Months Ended
November 30, 2025
Revenue	$34,032
Intercompany Charges, net	(2,180)
Operating Income	2,277
Intercompany Charges, net	146
Income Before Income Taxes	1,822
Net Income	$1,236
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of November 30, 2025 and May 31, 2025 (in millions):

	November 30, 2025	May 31, 2025
Current Assets	$10,996	$9,504
Intercompany Receivable	724	581
Total Assets	73,372	72,044
Current Liabilities	11,030	10,310
Intercompany Payable	—	—
Total Liabilities	$50,496	$49,200
The following table presents the summarized statement of income information for the period ended November 30, 2025 (in millions):

Six Months Ended
November 30, 2025
Revenue	$29,451
Intercompany Charges, net	(2,556)
Operating Income	1,855
Intercompany Charges, net	26
Income Before Income Taxes	1,867
Net Income	$1,389
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

We held $6.6 billion in cash and cash equivalents at November 30, 2025 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding recent amendments to the Credit Agreements. In the third quarter of 2025, we began incurring costs related to the planned spin-off of FedEx Freight, which are expected to be significant but are not expected to adversely affect our liquidity.
We repurchased an aggregate of $276 million and $776 million of our common stock in the second quarter and first half of 2026, respectively, through open market transactions. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information. Subject to market conditions, liquidity needs, and other factors, the company will continue to evaluate repurchasing additional shares of our common stock during the remainder of fiscal 2026.
Our cash and cash equivalents balance at November 30, 2025 includes $3.6 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.
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
The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2028 and March 2030, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs.
We have a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
During the first six months of 2026, we made voluntary contributions of $200 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”), and we anticipate making $75 million of additional voluntary contributions for the remainder of fiscal 2026. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.
On November 21, 2025, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on January 6, 2026 to stockholders of record as of the close of business on December 15, 2025. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.
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
GOODWILL. Goodwill is evaluated for impairment indicators between annual tests and tested for impairment whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of November 30, 2025, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.
FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “General,” “Trends Affecting Our Business,” “Separation and Other Costs,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Legal Proceedings,” and “Risk Factors” and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements, which are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA as well as protections afforded by other federal securities laws, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:
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
•any effects on our businesses resulting from evolving or new U.S. domestic or international government regulations, laws, policies, and actions, which could be unfavorable to our business, including labor (such as joint employment standards or changes to the Railway Labor Act of 1926, as amended, affecting Federal Express employees); regulatory or other actions affecting data protection; global aviation or other transportation rights, including regulatory and/or legal compliance requirements that can affect our ability to efficiently or fully utilize our aircraft; increased air cargo, pilot flight and duty time, and other security or safety requirements; import and export controls; the use of new technology and accounting; changes to global trade policies; foreign exchange intervention in response to currency volatility; environmental (such as global climate change legislation); or postal rules;
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
•successful completion of stock repurchases;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of November 30, 2025, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the first half of 2026, the U.S. dollar was stronger relative to the currencies of the foreign countries in which we operate, and the stronger dollar had a positive effect on our results.
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
ITEM 4. CONTROLS AND PROCEDURES
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of November 30, 2025 (the end of the period covered by this Quarterly Report on Form 10-Q).

During our fiscal quarter ended November 30, 2025, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on FedEx’s repurchases of our common stock during the second quarter of 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program ($ in millions)
Sep. 1-30, 2025	1,175,000	$234.52	1,175,000	$1,288
Oct. 1-31, 2025	—	$—	—	$1,288
Nov. 1-30, 2025	—	$—	—	$1,288
Total	1,175,000		1,175,000	$1,288
In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. As part of the 2024 repurchase program, we repurchased 1.2 million shares for $276 million in the open market during the second quarter of 2026.
As of December 18, 2025, approximately $1.3 billion remained available to be used for repurchases under the 2024 stock repurchase program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.
See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for additional information.
ITEM 5. OTHER INFORMATION
During the quarter ended November 30, 2025, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FedEx (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

*10.1	First Amendment, dated as of October 31, 2025, to Three-Year Credit Agreement among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

*10.2	First Amendment, dated as of October 31, 2025, to Five-Year Credit Agreement among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions.

*^10.3	Form of Performance Stock Unit Agreement pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan.

*15.1	Letter re: Unaudited Interim Financial Statements.

*22	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

__________________________________________
*Filed herewith.
^Management contract/compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: December 18, 2025	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer