Form 10-Q
period 2026-02-28
FEDEX CORP
filed 2026-03-19
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at March 17, 2026
Common Stock, par value $0.10 per share	238,606,756

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	February 28, 2026 (unaudited)	May 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,008	$5,502
Restricted cash	3,680	—
Receivables, less allowances of $932 and $773	11,807	11,368
Spare parts, supplies, and fuel, less allowances of $322 and $308	631	602
Prepaid expenses and other	1,351	914
Total current assets	25,477	18,386
PROPERTY AND EQUIPMENT, AT COST	90,106	87,622
Less accumulated depreciation and amortization	48,567	45,980
Net property and equipment	41,539	41,642
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,391	16,453
Goodwill	6,758	6,603
Other assets	4,568	4,543
Total other long-term assets	27,717	27,599
	$94,733	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	February 28, 2026 (unaudited)	May 31, 2025
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Current portion of long-term debt	$2,422	$1,428
Accrued salaries and employee benefits	3,079	2,731
Accounts payable	4,154	3,692
Operating lease liabilities	2,624	2,565
Accrued expenses	5,008	4,995
Total current liabilities	17,287	15,411
LONG-TERM DEBT, LESS CURRENT PORTION	22,831	19,151
OTHER LONG-TERM LIABILITIES
Deferred income taxes	3,841	4,205
Pension, postretirement healthcare, and other benefit obligations	1,682	1,698
Self-insurance accruals	4,320	4,033
Operating lease liabilities	14,145	14,272
Other liabilities	823	783
Total other long-term liabilities	24,811	24,991
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of February 28, 2026 and May 31, 2025	32	32
Additional paid-in capital	4,614	4,290
Retained earnings	42,864	41,402
Accumulated other comprehensive loss	(1,220)	(1,362)
Treasury stock, at cost; 79 million shares as of February 28, 2026 and 80 million shares as of May 31, 2025	(16,486)	(16,288)
Total common stockholders’ investment	29,804	28,074
	$94,733	$87,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
REVENUE	$24,000	$22,160	$69,713	$65,706
OPERATING EXPENSES:
Salaries and employee benefits	8,819	7,879	25,276	23,543
Purchased transportation	6,084	5,634	17,457	16,409
Rentals and landing fees	1,235	1,178	3,638	3,507
Depreciation and amortization	1,112	1,066	3,272	3,207
Fuel	856	889	2,618	2,911
Maintenance and repairs	771	783	2,503	2,443
Separation and other costs	202	5	460	5
Business optimization costs	65	179	162	633
Other	3,508	3,255	10,415	9,624
	22,652	20,868	65,801	62,282
OPERATING INCOME	1,348	1,292	3,912	3,424
OTHER (EXPENSE) INCOME:
Interest, net	(138)	(116)	(392)	(302)
Other retirement plans, net	59	50	178	149
Other, net	(6)	(45)	(12)	(53)
	(85)	(111)	(226)	(206)
INCOME BEFORE INCOME TAXES	1,263	1,181	3,686	3,218
PROVISION FOR INCOME TAXES	207	272	850	774
NET INCOME	$1,056	$909	$2,836	$2,444
EARNINGS PER COMMON SHARE:
Basic	$4.46	$3.79	$12.01	$10.09
Diluted	$4.41	$3.76	$11.91	$9.99
DIVIDENDS DECLARED PER COMMON SHARE	$1.45	$1.38	$5.80	$5.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
NET INCOME	$1,056	$909	$2,836	$2,444
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments, net of tax benefit of $8 and $6 in 2026 and $2 and $0 in 2025	196	17	148	(135)
Amortization of prior service credit, net of tax benefit of $0 and $2 in 2026 and $1 and $2 in 2025	(2)	(1)	(6)	(5)
	194	16	142	(140)
COMPREHENSIVE INCOME	$1,250	$925	$2,978	$2,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN MILLIONS)

	Nine Months Ended
	February 28, 2026	February 28, 2025
Operating Activities:
Net income	$2,836	$2,444
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,272	3,207
Provision for uncollectible accounts	694	382
Other noncash items including leases and deferred income taxes	2,197	2,353
Stock-based compensation	136	116
Separation and other costs, net of payments	129	4
Business optimization costs, net of payments	(129)	114
Changes in assets and liabilities:
Receivables	(1,090)	(692)
Other assets	(241)	(68)
Accounts payable and other liabilities	(2,144)	(3,387)
Other, net	—	44
Cash provided by operating activities	5,660	4,517
Investing Activities:
Capital expenditures	(2,335)	(2,582)
Purchase of investments	(427)	(197)
Proceeds from sale of investments	254	77
Proceeds from asset dispositions and other investing activities, net	73	42
Cash used in investing activities	(2,435)	(2,660)
Financing Activities:
Proceeds from debt issuances	4,689	—
Principal payments on debt	(714)	(89)
Proceeds from stock issuances	774	472
Dividends paid	(1,028)	(1,008)
Purchases of common stock	(796)	(2,517)
Other	(49)	(30)
Cash provided by (used in) financing activities	2,876	(3,172)
Effect of exchange rate changes on cash	85	(51)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,186	(1,366)
Cash, cash equivalents, and restricted cash at beginning of period	5,502	6,501
Cash, cash equivalents, and restricted cash at end of period	$11,688	$5,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(UNAUDITED)
(IN MILLIONS, EXCEPT SHARE DATA)

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	4,366	4,165	4,290	3,988
Purchases of common stock	—	—	—	(21)
Issuance of treasury stock for acquisition	—	42	—	42
Employee incentive plans and other	248	38	324	236
Ending Balance	4,614	4,245	4,614	4,245
Retained Earnings
Beginning Balance	42,154	39,175	41,402	38,649
Net Income	1,056	909	2,836	2,444
Cash dividends declared ($1.45, $1.38, $5.80, and $5.52 per share)	(346)	(330)	(1,374)	(1,339)
Ending Balance	42,864	39,754	42,864	39,754
Accumulated Other Comprehensive Loss
Beginning Balance	(1,414)	(1,515)	(1,362)	(1,359)
Other comprehensive income (loss), net of tax benefit of $8, $3, $7, and $2	194	16	142	(140)
Ending Balance	(1,220)	(1,499)	(1,220)	(1,499)
Treasury Stock
Beginning Balance	(16,998)	(15,397)	(16,288)	(13,728)
Purchases of common stock (0.0, 1.8, 3.3, and 8.9 million shares)	—	(500)	(782)	(2,495)
Issuance of treasury stock for acquisition	—	48	—	48
Employee incentive plans and other (3.6, 0.2, 4.1, and 2.6 million shares)	512	25	584	351
Ending Balance	(16,486)	(15,824)	(16,486)	(15,824)
Total Common Stockholders’ Investment Balance	$29,804	$26,708	$29,804	$26,708

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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (including normal recurring adjustments) necessary to present fairly our financial position as of February 28, 2026, and the results of our operations for the three- and nine-month periods ended February 28, 2026 and February 28, 2025, cash flows for the nine-month periods ended February 28, 2026 and February 28, 2025, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2026 and February 28, 2025. Operating results for the three- and nine-month periods ended February 28, 2026 are not necessarily indicative of the results that may be expected for the year ending May 31, 2026. Except as otherwise specified, references to years indicate our fiscal year ending May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
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
Gross contract assets related to in-transit shipments totaled $692 million and $673 million at February 28, 2026 and May 31, 2025, respectively. Contract assets net of deferred unearned revenue were $570 million and $526 million at February 28, 2026 and May 31, 2025, respectively. Contract assets are included within “Receivables” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $22 million and $23 million at February 28, 2026 and May 31, 2025, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying unaudited condensed consolidated balance sheets.
DISAGGREGATION OF REVENUE. See Note 7 for disclosure of disaggregated revenue for the periods ended February 28, 2026 and 2025. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.
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

STOCK-BASED COMPENSATION. We have four types of equity-based compensation: stock options, restricted stock, performance stock units, and, for outside directors, restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $38 million for the three-month period ended February 28, 2026 and $136 million for the nine-month period ended February 28, 2026. Our stock-based compensation expense was $31 million for the three-month period ended February 28, 2025 and $116 million for the nine-month period ended February 28, 2025. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
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
FedEx Freight separation
We incurred costs related to the planned spin-off of FedEx Freight of $195 million ($147 million, net of tax, or $0.61 per diluted share) in the three-month period ended February 28, 2026 and $443 million ($351 million, net of tax, or $1.47 per diluted share) in the nine-month period ended February 28, 2026. These costs primarily consist of professional services and an employee incentive plan related to the planned spin-off. Separation costs of $194 million and $440 million for the three- and nine-month periods ended February 28, 2026, respectively, are included within the “Separation and other costs” caption, and separation costs of $1 million and $3 million for the three- and nine-month periods ended February 28, 2026, respectively, are included within the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. We incurred costs related to the planned spin-off of $23 million ($17 million, net of tax, or $0.07 per diluted share) in the three- and nine-month periods ended February 28, 2025. Professional fees of $5 million for the three- and nine-month periods ended February 28, 2025 are included within the “Separation and other costs” caption, and $18 million for the three- and nine-month periods ended February 28, 2025 related to a debt exchange offer and consent solicitation are included within the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in Corporate, other, and eliminations. Costs included in the “Separation and other costs” caption for the three- and nine-month periods ended February 28, 2025 were reclassified from the “Other” caption to conform to the current period presentation. This change had no impact on total operating income or net income. Additionally, “Separation and other costs, net of payments” of $4 million were reclassified from “Changes in assets and liabilities: Accounts payable and other liabilities” in the unaudited condensed consolidated statements of cash flows for the nine-month period ended February 28, 2025.
Fiscal year change
We incurred costs related to the fiscal year change of $8 million ($6 million, net of tax, or $0.02 per diluted share) in the three-month period ended February 28, 2026 and $20 million ($15 million, net of tax, or $0.06 per diluted share) in the nine-month period ended February 28, 2026. These costs were primarily related to professional services and are included in the “Separation and other costs” caption of the accompanying unaudited condensed consolidated statements of income. Costs associated with the fiscal year change are included in Federal Express and Corporate, other, and eliminations. We did not incur any costs related to the fiscal year change in the nine-month period ended February 28, 2025.
BUSINESS OPTIMIZATION COSTS. Our business optimization costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to our Network 2.0 program, our international operational transformation programs, our DRIVE initiatives commenced in prior years, and the Europe workforce reduction plan announced in June 2024.
We incurred business optimization costs of $65 million ($49 million, net of tax, or $0.21 per diluted share) in the three-month period and $162 million ($126 million, net of tax, or $0.53 per diluted share) in the nine-month period ended February 28, 2026. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express. We incurred business optimization costs of $179 million ($137 million, net of tax, or $0.56 per diluted share) in the three-month period ended February 28, 2025 and $633 million ($484 million, net of tax, or $1.98 per diluted share) in the nine-month period ended February 28, 2025. These costs were primarily related to severance and professional services and are included in Federal Express and Corporate, other, and eliminations.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 390 locations in the U.S. and Canada as of February 28, 2026. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
International operational transformation programs
In January 2026, FedEx initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international domestic operations. These transformation programs may reduce approximately 5,000 operational employees, as well as changing working locations and schedules for up to 800 operational employees and is expected to occur over approximately 18 months, subject to required consultation processes in accordance with local regulations.
We expect the combined pre‑tax costs of severance benefits, legal and professional fees, and facilities‑related exit costs to range from $225 million to $325 million, substantially all of which are cash expenditures. These charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses. In the third quarter of 2026, we incurred $16 million of costs related to this program. The timing and amount of our business optimization expenses and the related cost savings associated with this operational transformation program are dependent on local country consultation processes and regulations and negotiation social plans may change as we revise and implement our plans.
Europe workforce reduction plan
As of February 28, 2026, our Europe workforce reduction plan to reduce structural costs is substantially complete. The plan was announced in June 2024 and occurred over an 18-month period in accordance with local country processes and regulations. The plan resulted in a pre-tax cost of approximately $250 million for severance benefits and legal and professional fees and has impacted approximately 1,400 employees across back-office and commercial functions as of February 28, 2026. Beginning in calendar year 2026, we expect annualized savings from the plan to be approximately $150 million.
We incurred costs related to the plan of $2 million for the three-month period ended February 28, 2026 and $11 million for the nine-month period ended February 28, 2026. We incurred costs related to this plan of $44 million for the three-month period ended February 28, 2025 and $220 million for the nine-month period ended February 28, 2025. These costs are classified as business optimization expenses.
RESTRICTED CASH. Net proceeds of $3.7 billion from the private offering of senior unsecured notes issued on February 5, 2026 by FedEx Freight Holding Company, Inc. (“FedEx Freight Holding”), a wholly owned subsidiary of FedEx, are being held in a segregated account. In connection with the consummation of the planned spin-off, FedEx Freight Holding will distribute to FedEx the aggregate amount of the net proceeds as part of the consideration for FedEx’s contribution of assets to FedEx Freight Holding in connection with the spin-off. The net proceeds were recorded as “Restricted cash” in the accompanying unaudited condensed consolidated balance sheets and are classified as current as of February 28, 2026 based on the expected timing of the completion of the spin-off. The following table reconciles cash, cash equivalents, and restricted cash reported in our unaudited condensed consolidated balance sheets to the total amount presented in the unaudited condensed consolidated statements of cash flows (in millions):

	Nine Months Ended
	February 28, 2026	February 28, 2025
Cash and cash equivalents	$8,008	$5,135
Restricted cash	3,680	—
Total cash, cash equivalents, and restricted cash	$11,688	$5,135
See Note 4 for more information about the FedEx Freight Holding senior unsecured notes and credit facilities.
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
As of February 28, 2026 and May 31, 2025, we had €843 million and €506 million, respectively, of debt designated as a net investment hedge to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary. For debt designated as net investment hedges, the gain or loss is reported in the “Accumulated other comprehensive loss” (“AOCL”) caption in the accompanying unaudited condensed consolidated balance sheets as part of the cumulative translation adjustment. For the three-month period ended February 28, 2026 and 2025, we recognized losses of $25 million and $1 million, respectively, and for the nine-month period ended February 28, 2026 and 2025, we recognized losses of $23 million and gains of $6 million, respectively. These results exclude any adjustments for the impact of deferred income taxes.
As of February 28, 2026, we had four cross-currency swaps outstanding, and the fair value of the swaps classified as assets and liabilities was $11 million and $126 million, respectively. As of May 31, 2025, the fair value of the swaps classified as assets and liabilities was $13 million and $108 million, respectively. We record all derivatives on the balance sheet at fair value within either the “Prepaid expenses and other” or “Other liabilities” captions in the accompanying unaudited condensed consolidated balance sheets. For foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in the “Accumulated other comprehensive loss” caption in the accompanying unaudited condensed consolidated balance sheets as part of the cumulative translation adjustment. For the three-month periods ended February 28, 2026 and 2025, we recognized a loss of $31 million and a gain of $3 million, respectively, and for the nine-month periods ended February 28, 2026 and 2025, we recognized a loss of $20 million and a gain of $13 million, respectively. These results exclude any adjustments for the impact of deferred income taxes.
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
Our cross-currency swaps contain an element of risk that counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. Our counterparties to the swaps all have an investment grade rating. To keep our exposure minimal, we monitor our counterparties’ credit worthiness on a regular basis, reviewing amongst others Standard & Poor’s rating and credit default swap spreads.
As of February 28, 2026 and May 31, 2025 we had not posted any collateral related to our cross-currency swaps. No amounts have been reclassified out of AOCL during 2026 and 2025. As of February 28, 2026 and May 31, 2025, our net investment hedges remain effective.
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
Amounts due to our suppliers that participate in the SCF programs are included in the “Accounts payable” caption in the accompanying unaudited condensed consolidated balance sheets. We have been informed by the participating financial institutions that as of February 28, 2026 and May 31, 2025, suppliers have been approved to sell to them $114 million and $71 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the periods ended February 28, 2026 and 2025 is presented below (in millions):

	Nine Months Ended
	February 28, 2026	February 28, 2025
Confirmed obligations outstanding at beginning of period	$71	$94
Invoices confirmed during the period	563	457
Confirmed invoices paid during the period	(523)	(460)
Currency translation adjustments	3	(4)
Confirmed obligations outstanding at end of period	$114	$87
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
Equity securities totaled $551 million and $506 million at February 28, 2026 and May 31, 2025, respectively. Equity securities are recorded within the “Other assets” caption in the accompanying unaudited condensed consolidated balance sheets.
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
Debt securities totaled $211 million and $70 million at February 28, 2026 and May 31, 2025, respectively. Debt securities are recorded within the “Prepaid expenses and other” caption in the accompanying unaudited condensed consolidated balance sheets. This increase primarily reflects strategic purchases of corporate debt and U.S. Treasury securities to enhance returns on cash balances.
On February 9, 2026, InPost S.A. (“InPost”) and a consortium including FedEx announced a conditional agreement on an intended recommended all-cash public offer for all issued and outstanding shares of InPost at an offer price of €15.60 (cum dividend) per share (the “Offer”). Post-completion, the consortium will be structured with FedEx holding 37%. InPost will continue to operate as a standalone company. The Offer and the transactions contemplated thereby (the “Transactions”) are subject to certain customary closing conditions, including, among others, the receipt of regulatory approvals. Based upon the proposed Offer price, FedEx’s investment is valued at approximately $2.6 billion. FedEx intends to fund its portion of the Offer by utilizing available cash balances, existing or new liquidity sources, or a combination thereof. The Transaction is expected to be completed in the second half of 2026.
TREASURY SHARES. In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. During the nine-month period ended February 28, 2026, 3.3 million shares were repurchased through open market transactions under this program at an average price of $233.07 per share for a total of $776 million. We did not repurchase common stock during the three-month period ended February 28, 2026.
During the three-month period ended February 28, 2025, 1.8 million shares were repurchased through open market transactions at an average price of $276.26 per share for a total of $497 million. During the nine-month period ended February 28, 2025, 8.9 million shares were repurchased through accelerated share repurchase (“ASR”) agreements and open market transactions at an average price of $281.74 per share for a total of $2.5 billion.
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
As of February 28, 2026, $1.3 billion remained available to use for repurchases under our 2024 stock repurchase program. Shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program at any time.
DIVIDENDS DECLARED PER COMMON SHARE. On February 13, 2026, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on April 1, 2026, to stockholders of record as of the close of business on March 9, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The update will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
NOTE 2: CREDIT LOSSES
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including underlying economic expectations. We update our estimate of credit loss reserves monthly.
Changes in the allowance for credit losses during the periods ended February 28, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Allowance, beginning of period	$555	$385	$438	$436
Current period provision for expected credit losses	225	132	694	382
Write-offs charged against allowance	(466)	(332)	(1,305)	(1,067)
Recoveries collected	267	230	754	664
Allowance, end of period	$581	$415	$581	$415
NOTE 3: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended February 28, 2026 and 2025 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Foreign currency translation loss:
Balance at beginning of period	$(1,468)	$(1,574)	$(1,420)	$(1,422)
Translation adjustments	196	17	148	(135)
Balance at end of period	(1,272)	(1,557)	(1,272)	(1,557)
Retirement plans adjustments:
Balance at beginning of period	54	59	58	63
Reclassifications from AOCL	(2)	(1)	(6)	(5)
Balance at end of period	52	58	52	58
AOCL at end of period	$(1,220)	$(1,499)	$(1,220)	$(1,499)

NOTE 4: FINANCING ARRANGEMENTS
Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $24.1 billion at February 28, 2026 and $19.9 billion at May 31, 2025, with estimated fair values of $22.7 billion at February 28, 2026 and $17.2 billion at May 31, 2025. The annualized weighted-average interest rate on long-term debt was 3.76% at February 28, 2026. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
FEDEX CORPORATION.
Long-Term Debt
During the first quarter of 2026, we issued €850 million of senior unsecured debt under our current shelf registration statement, comprised of €500 million of 3.50% fixed-rate notes due in July 2032 and €350 million of 4.13% fixed-rate notes due in July 2037. We used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes due at maturity in August 2025. The remaining net proceeds may be used for general corporate purposes.
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of February 28, 2026, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. Our commercial paper program is backed by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available under the Credit Agreements.
During the second quarter of 2026, we amended the Credit Agreements with a syndicate of banks and other financial institutions to update certain provisions in anticipation of the planned spin-off of FedEx Freight and incorporate certain other customary changes. Among other changes, the amendments (i) will release FedEx Freight from its guarantees under the Credit Agreements upon consummation of the planned spin-off of FedEx Freight and (ii) extend the expiration of the Three-Year Credit Agreement from March 2027 to March 2028 and the expiration of the Five-Year Credit Agreement from March 2029 to March 2030.
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
The ratio of our debt to adjusted EBITDA was 1.9 at February 28, 2026. Additional information on the financial covenant can be found in our Annual Report.
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
FEDERAL EXPRESS.
Long-Term Debt
Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.88% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.5 billion at February 28, 2026. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.

FEDEX FREIGHT HOLDING.
Unsecured Notes
On February 5, 2026, FedEx Freight Holding issued $3.7 billion of senior unsecured debt in an unregistered offering, comprised of $1.0 billion of 4.30% fixed-rate notes due in March 2029, $1.0 billion of 4.65% fixed-rate notes due in March 2031, $700 million of 4.95% fixed-rate notes due in March 2033, and $1.0 billion of 5.25% fixed-rate notes due in March 2036 (together, the “FedEx Freight Notes”). FedEx Freight Holding has agreed to file with the SEC an exchange registration statement with respect to an exchange offer for the FedEx Freight Notes and the related guarantees or a shelf registration statement for the resale of the FedEx Freight Notes and the related guarantees.
Credit Facilities
On January 15, 2026, FedEx Freight Holding entered into (i) a five-year revolving credit facility in an aggregate committed amount of $1.2 billion (the “FedEx Freight Revolving Credit Facility”) and (ii) a three-year delayed draw term loan facility in the aggregate principal amount of $600 million (the “FedEx Freight Term Loan Facility” and together with the FedEx Freight Revolving Credit Facility, the “FedEx Freight Credit Agreements”). The availability of borrowings under the commitments in respect of the FedEx Freight Revolving Credit Facility is conditioned on the consummation of the spin-off of FedEx Freight and the funding of the term loan facility is conditioned on the good faith anticipation of the spin-off of FedEx Freight occurring within five business days after such funding.
FedEx Freight Holding will distribute the net proceeds of the FedEx Freight Notes and the FedEx Freight Term Loan Facility to FedEx as consideration for FedEx’s contribution of assets to FedEx Freight Holding in connection with the spin-off.
FedEx Freight Holding’s obligations under the FedEx Freight Notes and the FedEx Freight Credit Agreements are jointly and severally guaranteed by FedEx and FedEx Freight until the consummation of the spin-off, at which point FedEx will be automatically released from such respective guarantees.
See Note 1 for additional information about the related restricted cash and use of proceeds.
NOTE 5: COMPUTATION OF EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the periods ended February 28, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Basic earnings per common share:
Net earnings allocable to common shares(1)	$1,054	$908	$2,831	$2,441
Weighted-average common shares	236	240	236	242
Basic earnings per common share	$4.46	$3.79	$12.01	$10.09

Diluted earnings per common share:
Net earnings allocable to common shares(1)	$1,054	$908	$2,831	$2,441
Weighted-average common shares	236	240	236	242
Dilutive effect of share-based awards	3	2	2	2
Weighted-average diluted shares	239	242	238	244
Diluted earnings per common share	$4.41	$3.76	$11.91	$9.99

Anti-dilutive options excluded from diluted earnings per common share	1	4	5	4
(1)Net earnings available to participating securities were $2 million and $1 million for the three-month periods ended February 28, 2026 and 2025, respectively, and $5 million and $3 million for the nine-month periods ended February 28, 2026 and 2025, respectively
NOTE 6: RETIREMENT PLANS
We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. Key terms of our retirement plans are provided in our Annual Report.

Our retirement plans costs for the periods ended February 28, 2026 and 2025 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Defined benefit pension plans	$47	$69	$140	$209
Defined contribution plans	327	278	945	853
Postretirement healthcare plans	22	22	67	65
	$396	$369	$1,152	$1,127
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended February 28, 2026 and 2025 included the following components (in millions):

	Three Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2026	2025	2026	2025	2026	2025
Service cost	$112	$125	$10	$9	$6	$6
Other retirement plans expense (income):
Interest cost	378	361	12	10	17	17
Expected return on plan assets	(457)	(430)	(6)	(4)	—	—
Amortization of prior service credit and other	(2)	(2)	—	—	(1)	(1)
	(81)	(71)	6	6	16	16
Net periodic benefit cost	$31	$54	$16	$15	$22	$22

	Nine Months Ended
	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2026	2025	2026	2025	2026	2025
Service cost	$335	$374	$30	$29	$20	$19
Other retirement plans expense (income):
Interest cost	1,135	1,085	36	32	50	49
Expected return on plan assets	(1,371)	(1,290)	(19)	(16)	—	—
Amortization of prior service credit and other	(6)	(6)	—	1	(3)	(3)
	(242)	(211)	17	17	47	46
Net periodic benefit cost	$93	$163	$47	$46	$67	$65
For 2026, no pension contributions are required for our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) as it is fully funded under the Employee Retirement Income Security Act. We made voluntary contributions of $275 million to our U.S. Pension Plan during the nine-month period ended February 28, 2026.
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
Corporate, Other, and Eliminations
Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating new digital revenue streams using proven FedEx intelligence to digitize supply chains and create new opportunities for our customers and team members.
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
The following table presents segment information for the periods ended February 28, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Federal Express segment:
Revenue	$21,154	$19,181	$60,703	$56,327
Operating expenses:
Salaries and employee benefits	7,231	6,390	20,571	18,920
Purchased transportation	5,665	5,196	16,218	15,064
Rentals and landing fees	1,057	1,002	3,098	2,975
Depreciation and amortization	971	926	2,856	2,779
Fuel	751	777	2,290	2,566
Maintenance and repairs	670	672	2,180	2,106
Separation and other costs	37	—	60	—
Business optimization costs	67	92	95	341
Intercompany charges	(206)	(199)	(668)	(591)
Other	3,339	3,031	9,742	8,868
Total operating expenses	19,582	17,887	56,442	53,028
Operating income	$1,572	$1,294	$4,261	$3,299

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
FedEx Freight segment:
Revenue	$1,991	$2,089	$6,387	$6,595
Operating expenses:
Salaries and employee benefits	977	939	2,935	2,899
Purchased transportation	193	202	591	602
Rentals and landing fees	74	72	224	215
Depreciation and amortization	112	113	335	335
Fuel	104	112	327	344
Maintenance and repairs	73	85	243	255
Separation and other costs	126	—	287	—
Intercompany allocations	134	142	449	433
Other	190	163	538	500
Total operating expenses	1,983	1,828	5,929	5,583
Operating income	$8	$261	$458	$1,012

Reconciliation of segment revenue:
Total Federal Express and FedEx Freight revenue	$23,145	$21,270	$67,090	$62,922
Other revenue(1)	855	890	2,623	2,784
Total consolidated revenue	$24,000	$22,160	$69,713	$65,706

Reconciliation of segment operating income to income before income taxes:
Total Federal Express and FedEx Freight operating income	$1,580	$1,555	$4,719	$4,311
Other operating loss(1)	(232)	(263)	(807)	(887)
Operating income	1,348	1,292	3,912	3,424
Other (expense) income:
Interest, net	(138)	(116)	(392)	(302)
Other retirement plans, net	59	50	178	149
Other, net(2)	(6)	(45)	(12)	(53)
Total other (expense) income	(85)	(111)	(226)	(206)
Income before income taxes	$1,263	$1,181	$3,686	$3,218
(1)Revenue and operating loss from segments below the quantitative thresholds are attributable to operating segments contained within “Corporate, other, and eliminations.” These operating segments include FedEx Corporate, FedEx Office, FedEx Logistics, and FedEx Dataworks.
(2)Includes costs related to the planned spin-off of FedEx Freight of $1 million and $3 million for the three- and nine-month periods ended February 28, 2026, respectively, included in “Corporate, other, and eliminations.” Includes costs related to the planned spin-off of $18 million for the three- and nine-month periods ended February 28, 2025 included in “Corporate, other, and eliminations.”

The following table provides a reconciliation of segment assets to our unaudited condensed consolidated financial statement totals as of February 28, 2026 and May 31, 2025 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Segment assets
February 28, 2026 (Unaudited)	$74,570	$17,425	$2,738	$94,733
May 31, 2025	74,154	12,899	574	87,627

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the nine-month periods ended February 28, 2026 and 2025 (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Capital expenditures
February 28, 2026	$1,990	$284	$61	$2,335
February 28, 2025	2,145	359	78	2,582
The following table presents revenue by service type for the periods ended February 28, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Revenue by service type
Federal Express segment:
Package:
U.S. priority	$2,901	$2,646	$8,511	$7,800
U.S. deferred	1,590	1,386	4,259	3,736
U.S. ground	9,860	8,986	27,687	25,298
Total U.S. domestic package revenue	14,351	13,018	40,457	36,834
International priority	2,361	2,097	7,002	6,534
International economy	1,488	1,465	4,353	4,413
Total international export package revenue	3,849	3,562	11,355	10,947
International domestic(1)	1,153	1,078	3,545	3,380
Total package revenue	19,353	17,658	55,357	51,161
Freight:
U.S.	297	286	904	1,238
International priority	627	551	1,839	1,717
International economy	538	470	1,648	1,462
Total freight revenue	1,462	1,307	4,391	4,417
Other	339	216	955	749
Total Federal Express segment	21,154	19,181	60,703	56,327
FedEx Freight segment	1,991	2,089	6,387	6,595
Other and eliminations(2)	855	890	2,623	2,784
	$24,000	$22,160	$69,713	$65,706
(1)International domestic revenue relates to our intra-country operations.
(2)Includes the FedEx Logistics, FedEx Office, and FedEx Dataworks operating segments.

The following table presents geographic revenue information for the periods ended February 28, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended
	February 28, 2026	February 28, 2025	February 28, 2026	February 28, 2025
Geographical information(1)
Revenue:
U.S.	$17,445	$16,123	$50,140	$46,992
International:
Federal Express segment	6,265	5,750	18,681	17,749
FedEx Freight segment	55	58	177	185
Other	235	229	715	780
Total international revenue	6,555	6,037	19,573	18,714
	$24,000	$22,160	$69,713	$65,706
(1)International revenue includes shipments that either originate in or are destined to locations outside the United States, which could include U.S. payors.
The following table presents geographic noncurrent asset information as of February 28, 2026 and May 31, 2025 (in millions):

Geographical information(1)	February 28, 2026 (unaudited)	May 31, 2025
Noncurrent assets:
U.S.	$56,470	$57,040
International	12,786	12,201
	$69,256	$69,241
(1)Noncurrent assets include property and equipment, operating lease right-of-use assets, goodwill, and other long-term assets. Our flight equipment is registered in the U.S. and is included as U.S. assets; however, many of our aircraft operate internationally.
NOTE 8: COMMITMENTS
As of February 28, 2026, our purchase commitments under various contracts for the remainder of 2026 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2026 (remainder)	$397	$286	$683
2027	1,187	928	2,115
2028	1,033	724	1,757
2029	445	606	1,051
2030	385	179	564
Thereafter	1,986	174	2,160
Total	$5,433	$2,897	$8,330
(1)    Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.

As of February 28, 2026, we had $387 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Other assets” caption of the accompanying unaudited condensed consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we are committed to purchase as of February 28, 2026, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B767F	B777F	Total
2026 (remainder)	4	2	2	—	8
2027	9	4	—	5	18
2028	2	4	—	5	11
2029	—	4	—	—	4
2030	—	2	—	—	2
Thereafter	—	—	—	—	—
Total	15	16	2	10	43
A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of February 28, 2026 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2026 (remainder)	$30	$612	$642	$45	$687
2027	120	3,214	3,334	194	3,528
2028	119	2,754	2,873	296	3,169
2029	112	2,340	2,452	184	2,636
2030	103	1,973	2,076	167	2,243
Thereafter	399	8,466	8,865	664	9,529
Total lease payments	883	19,359	20,242	1,550	21,792
Less imputed interest	(147)	(3,326)	(3,473)	(372)	(3,845)
Present value of lease liability	$736	$16,033	$16,769	$1,178	$17,947
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of February 28, 2026, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.3 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2026 to 2027.
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
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On February 23, 2026, FedEx filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that FedEx has paid to the United States. Additionally, five class action lawsuits seeking refunds of IEEPA tariffs from FedEx were filed in U.S. district courts in South Carolina, Florida, New York, Tennessee, and Delaware. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds, or if we can fully collect related accounts receivable. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.

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
NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest expense and income taxes for the periods ended February 28, 2026 and 2025 was as follows (in millions):

	Nine Months Ended
	2026	2025
Cash payments for:
Interest (net of capitalized interest)	$631	$582
Income taxes	$1,559	$1,223
Income tax refunds received	(50)	(26)
Cash tax payments, net	$1,509	$1,197
Noncash investing and financing activities for the periods ended February 28, 2026 and 2025 were as follows (in millions):

	Nine Months Ended
	2026	2025
Assets obtained in exchange for finance lease obligations	$600	$167
Shares of common stock issued from treasury stock for acquisition	$—	$90

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
FedEx Corporation

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of FedEx Corporation (the Company) as of February 28, 2026, the related condensed consolidated statements of income, comprehensive income, and changes in common stockholders’ investment for the three- and nine-month periods ended February 28, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine-month periods ended February 28, 2026 and 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
March 19, 2026

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
Trends Affecting Our Business
The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results – Separation and Other Costs – Business Optimization Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.
Macroeconomic Conditions
While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to weakened business conditions for the transportation industry. Consequently, this environment has led to lower shipments at FedEx Freight, negatively affecting our results in the third quarter and nine months of 2026.
Global Trade Policies
Since the third quarter of 2025 there have been significant changes within the global trade environment, such as the August 2025 removal of the de minimis exemption for goods imported into the U.S. from countries other than China. The uncertain and evolving global trade environment negatively affected our results in the third quarter and nine months of 2026.
Additionally, on February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In response to the Supreme Court’s decision, new Executive Orders were announced aimed at restructuring U.S. tariff policy and exploring alternative statutory authorities under which to impose or maintain tariffs. These actions have contributed to continued uncertainty and volatility in the global trade environment. The financial impact of this ruling is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds, or if we can fully collect related accounts receivable. We are evaluating the impact of these developments on our business and financial statements. However, at this time, we cannot reasonably estimate the financial impact, and no adjustments have been recorded. See “Other Business Matters” below for information on related litigation.
MD-11 Operational Impact
In November 2025, the U.S. Federal Aviation Administration issued an emergency Airworthiness Directive to address a potentially unsafe condition on all Boeing MD-11 aircraft, prohibiting further flight until the aircraft are inspected and all corrective actions are performed. As a result, during the third quarter and nine months of 2026, we experienced operational impacts related to the grounding of our MD-11 aircraft fleet which had an impact on our financial results.
Inflation and Interest Rates
During the third quarter and nine months of 2026, global inflation declined year-over-year but continued to be elevated. Additionally, global interest rates declined modestly in an effort to curb inflation. We are experiencing pressure on demand for our transportation services, particularly our international export package services, as elevated inflation and interest rates continue to negatively affect consumer and business spending. We expect inflation and elevated interest rates to continue to negatively affect our results of operations for the remainder of 2026. Additional changes in trade policy and the global trade environment could also exacerbate global inflation and interest rates.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. The timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges can significantly affect our operating results either positively or negatively in the short-term. During the third quarter and nine months of 2026, higher fuel prices positively affected yields due to increased fuel surcharges and negatively affected fuel expense at Federal Express.
Geopolitical Conflicts
Given the nature of our business and global operations, geopolitical conflicts and instability may adversely affect our business and results of operations. While we do not expect ongoing geopolitical conflicts between Russia and Ukraine and in the Middle East, or escalations or expansions thereof, to have a direct material effect on our business or results of operations, the broader consequences, including increased fuel prices and volatility in shipping patterns, are adversely affecting the global economy and may also have the effect of heightening other risks disclosed under Part II, Item 1A. “Risk Factors.”
Other Business Matters
Following the U.S. Supreme Court ruling on February 20, 2026 that certain tariffs imposed under the IEEPA were unlawful, on February 23, 2026, FedEx filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that FedEx has paid to the United States.
Additionally, five class action lawsuits seeking refunds of IEEPA tariffs from FedEx were filed in U.S. district courts in South Carolina, Florida, New York, Tennessee, and Delaware.

RESULTS OF OPERATIONS
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expense captions focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other” includes costs associated with outside service contracts (such as information technology services, facilities services, security, and temporary labor), insurance, professional fees, and credit losses.
CONSOLIDATED RESULTS
The following tables compare summary operating results and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended February 28, 2026 and 2025:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue	$24,000	$22,160	8		$69,713	$65,706	6
Operating income (loss):
Federal Express segment	1,572	1,294	21		4,261	3,299	29
FedEx Freight segment	8	261	(97)		458	1,012	(55)
Corporate, other, and eliminations	(232)	(263)	12		(807)	(887)	9
Consolidated operating income	$1,348	$1,292	4		$3,912	$3,424	14
Operating margin:
Federal Express segment	7.4%	6.7%	70	bp	7.0%	5.9%	110	bp
FedEx Freight segment	0.4%	12.5%	(1,210)	bp	7.2%	15.3%	(810)	bp
Consolidated operating margin	5.6%	5.8%	(20)	bp	5.6%	5.2%	40	bp
Consolidated net income	$1,056	$909	16		$2,836	$2,444	16
Diluted earnings per share	$4.41	$3.76	17		$11.91	$9.99	19

	Year-over-Year Changes
	Revenue		Operating Income (Loss)
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Federal Express segment	$1,973	$4,376	$278	$962
FedEx Freight segment	(98)	(208)	(253)	(554)
Corporate, other, and eliminations	(35)	(161)	31	80
	$1,840	$4,007	$56	$488
Overview
Operating income increased 4% in the third quarter and 14% in the nine months of 2026 primarily due to higher yields for our U.S. domestic and international priority package services, continued structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and increased U.S. domestic package demand at Federal Express. Operating income for the third quarter and nine months of 2026 was negatively affected by higher salaries and employee benefit expense, the financial impact of global trade policy changes, increased costs related to the planned spin-off of FedEx Freight, higher purchased transportation rates, and the grounding of our MD-11 fleet. The increase in salaries and employee benefits was primarily driven by higher variable incentive compensation, wage rates, and employee benefit expenses.
Operating income includes separation and other costs of $202 million in the third quarter and $460 million in the nine months of 2026. These costs are related to the planned spin-off of FedEx Freight and fiscal year change and are primarily related to professional services and an employee incentive plan. In the third quarter of 2025, we incurred $23 million of costs related to the planned spin-off, consisting of $18 million included in other, net, related to a debt exchange offer and consent solicitation transaction and $5 million of professional fees included in separation and other costs. See the “Separation and other costs” section of this MD&A for more information.
Operating income includes business optimization expenses of $65 million in the third quarter and $162 million in the nine months of 2026 related to ongoing network optimization through Network 2.0, international operational transformation initiatives, and structural and overhead cost‑reduction initiatives under our DRIVE program commenced in prior years. We incurred business optimization costs of $179 million in the third quarter and $633 million in the nine months of 2025 related to our transformation initiatives. See the “Business Optimization Costs” section of this MD&A for more information.
During the nine-month period ended February 28, 2026, we repurchased 3.3 million shares of FedEx common stock through open market transactions at an average price of $233.07 per share for a total of $776 million. We did not repurchase common stock in the three-month period ended February 28, 2026. Share repurchases had a benefit of $0.12 per diluted share for the first nine months of 2026. As of February 28, 2026, $1.3 billion remained available to be used for repurchases under the stock repurchase program approved by our Board of Directors in 2024. See Note 1 of the accompanying unaudited condensed consolidated financial statements, “Financial Condition – Liquidity and – Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.
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

Revenue
Revenue increased 8% in the third quarter and 6% in the nine months of 2026 primarily due to U.S. domestic and international priority base yield improvements, increased U.S domestic package volume, and favorable exchange rates at Federal Express, partially offset by lower shipments at FedEx Freight and decreased fuel surcharges at Federal Express.
Federal Express segment revenue increased 10% in the third quarter and 8% in the nine months of 2026 primarily due to higher U.S. domestic and international priority package base yields, increased U.S. domestic package volumes, and favorable exchange rates, partially offset by the negative impacts from global trade policy changes and lower fuel surcharges.
FedEx Freight segment revenue decreased 5% in the third quarter and 3% in the first nine months of 2026 primarily due to lower volume resulting from macroeconomic conditions, partially offset by increased weight per shipment.
Revenue at Corporate, other, and eliminations decreased in the first nine months of 2026 primarily due to lower demand at FedEx Logistics, Inc. (“FedEx Logistics”).
Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended February 28, 2026 and 2025:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2026	2025	Change	2026	2025	Change
Operating expenses:
Salaries and employee benefits	$8,819	$7,879	12	$25,276	$23,543	7
Purchased transportation	6,084	5,634	8	17,457	16,409	6
Rentals and landing fees	1,235	1,178	5	3,638	3,507	4
Depreciation and amortization	1,112	1,066	4	3,272	3,207	2
Fuel	856	889	(4)	2,618	2,911	(10)
Maintenance and repairs	771	783	(2)	2,503	2,443	2
Separation and other costs	202	5	NM	460	5	NM
Business optimization costs	65	179	(64)	162	633	(74)
Other	3,508	3,255	8	10,415	9,624	8
Total operating expenses	22,652	20,868	9	65,801	62,282	6
Operating income	$1,348	$1,292	4	$3,912	$3,424	14

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	36.7%	35.6%	36.3%	35.8%
Purchased transportation	25.4	25.4	25.0	25.0
Rentals and landing fees	5.2	5.3	5.2	5.3
Depreciation and amortization	4.6	4.8	4.7	4.9
Fuel	3.6	4.0	3.8	4.4
Maintenance and repairs	3.2	3.6	3.6	3.7
Separation and other costs	0.8	—	0.7	—
Business optimization costs	0.3	0.8	0.2	1.0
Other	14.6	14.7	14.9	14.7
Total operating expenses	94.4	94.2	94.4	94.8
Operating margin	5.6%	5.8%	5.6%	5.2%
Salaries and employee benefits expense increased 12% in the third quarter and 7% in the nine months of 2026 primarily driven by higher variable incentive compensation, wage rates, and employee benefit expenses, and unfavorable exchange rate impacts. Purchased transportation expense increased 8% in the third quarter and 6% in the nine months of 2026 primarily due to volume-related costs to support higher package volume and contracted service provider rates. Other operating expenses increased 8% in the third quarter and 8% in the nine months of 2026 primarily due to higher outside service contracts and professional fees, increased credit losses, and unfavorable exchange rates.
Separation and Other Costs
FedEx Freight separation
We incurred costs related to the planned spin-off of FedEx Freight of $195 million ($147 million, net of tax, or $0.61 per diluted share) in the third quarter of 2026 and $443 million ($351 million, net of tax, or $1.47 per diluted share) in the nine months of 2026. These costs primarily consist of professional services and an employee incentive plan related to the planned spin-off. Separation costs of $194 million and $440 million for the three- and nine-month periods ended February 28, 2026, respectively, are included within the “Separation and other costs” caption and separation costs of $1 million and $3 million for the three- and nine-month periods ended February 28, 2026, respectively, are included in the “Other, net” caption of the accompanying unaudited condensed consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. In the third quarter of 2025, we incurred $23 million ($17 million, net of tax, or $0.07 per diluted share) of costs related to the planned spin-off, consisting of $18 million included in the “Other, net” caption, related to the debt exchange offer and consent solicitation transactions and $5 million of professional fees included in the “Separation and other costs” caption. Costs included in the “Separation and other costs” caption for the three- and nine-month periods ended February 28, 2025 were reclassified from the “Other” caption to conform to the current period presentation. This change had no impact on total operating income or net income. These costs are included in Corporate, other, and eliminations. Additionally, “Separation and other costs, net of payments” of $4 million were reclassified from “Changes in assets and liabilities: Accounts payable and other liabilities” in the unaudited condensed consolidated statements of cash flows for the nine-month period ended February 28, 2025.
Fiscal year change
We incurred costs related to the fiscal year change of $8 million ($6 million, net of tax, or $0.02 per diluted share) in the third quarter of 2026 and $20 million ($15 million, net of tax, or $0.06 per diluted share) in the nine months of 2026. These costs were primarily related to professional fees and are included in Federal Express and Corporate, other, and eliminations. We did not incur any fiscal year change costs in the nine months of 2025.
Business Optimization Costs
Our business optimization costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in the “Business optimization costs” caption of the accompanying unaudited condensed consolidated statements of income relate to our Network 2.0 program, our international operational transformation programs, our DRIVE initiatives commenced in prior years, and the Europe workforce reduction plan announced in June 2024.
We incurred business optimization costs of $65 million ($49 million, net of tax, or $0.21 per diluted share) in the third quarter and $162 million ($126 million, net of tax, or $0.53 per diluted share) in the nine months of 2026. These costs were primarily related to professional services, incentive payments to our contracted service providers in support of Network 2.0, and severance and are included in Federal Express and Corporate, other, and eliminations. We incurred business optimization costs of $179 million ($137 million, net of tax, or $0.56 per diluted share) in the third quarter and $633 million ($484 million, net of tax, or $1.98 per diluted share) in the nine months of 2025. These costs were primarily related to professional services and severance and are included in Federal Express and Corporate, other, and eliminations.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 390 locations in the U.S. and Canada as of February 28, 2026. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
International operational transformation programs
In January 2026, FedEx initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international domestic operations. These transformation programs may reduce approximately 5,000 operational employees, as well as changing working locations and schedules for up to 800 operational employees and is expected to occur over approximately 18 months, subject to required consultation processes in accordance with local regulations.

We expect the combined pre‑tax costs of severance benefits, legal and professional fees, and facilities‑related exit costs to range from $225 million to $325 million, substantially all of which are cash expenditures. These charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses. In the third quarter of 2026, we incurred $16 million of costs related to this program. The timing and amount of our business optimization expenses and the related cost savings associated with this operational transformation program are dependent on local country consultation processes and regulations and negotiation social plans and may change as we revise and implement our plans.
Europe workforce reduction plan
Our workforce reduction plan in Europe to reduce structural costs announced in June 2024 is substantially complete as of February 28, 2026. The plan occurred over an 18-month period in accordance with local country processes and regulations and impacted approximately 1,400 employees across back-office and commercial functions. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026.
We expect the pre-tax cost of the severance benefits and legal and professional fees to be provided under and related to the plan to be approximately $250 million in cash expenditures. These activities have been recorded as business optimization expenses. In the third quarter of 2026 and 2025, we incurred $2 million and $44 million, respectively, of costs related to this plan. In addition, in the nine months of 2026 and 2025, we incurred $11 million and $220 million, respectively. The timing and amount of our business optimization expenses and the related cost savings from the workforce reduction plan may change as we revise and implement our plans.
Income Taxes
Our effective tax rate was 16.4% for the third quarter and 23.1% for the nine months of 2026 compared to 23.0% for the third quarter and 24.1% for the nine months of 2025. The third quarter 2026 tax rate is lower than the third quarter 2025 tax rate due to the inclusion of incremental favorable one-time tax benefits, which includes $99 million from the reduction of a valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction.
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
On August 1, 2025, the U.S. government filed a notice to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. The government filed its opening appellant brief on January 7, 2026 and our response is due March 23, 2026. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
Outlook
Based on current trends, we expect revenue growth to continue into the remainder of 2026, driven by U.S. Domestic service offerings. We expect international revenue to remain pressured as the current trade and geopolitical environment remains highly uncertain, including recent escalation in the Middle East, which continued to increase fuel prices and drive high volatility in shipping patterns globally. In addition, softness in the industrial economy is expected to continue pressuring demand for our Freight LTL services.
We continue to execute on our revenue quality strategy through surcharge management and optimizing our customer and service mix, and aligning our cost base with demand. We will also continue our focus on business optimization, where we are on track to achieve an incremental $1.0 billion in structural cost reduction benefits from DRIVE and Network 2.0 in 2026.
See the “Business Optimization Costs” section of this MD&A for additional information on our transformation initiatives, including our Network 2.0 program and workforce reduction plan in Europe.

Our capital expenditures for 2026 are now expected to be approximately $4.1 billion, consistent with 2025 levels. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025. This reduction will be offset by an increase of $0.3 billion to support ongoing Network 2.0 initiatives, as well as modernization of global facilities and package handling equipment.
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
The uncertainty of a slowdown in the global economy, global inflation, geopolitical challenges including recent escalation in the Middle East, developments in international trade, and the effects these factors will have on the rate of growth of global trade, supply chains, fuel prices, and our business in particular, make any expectations for the remainder of 2026 inherently less certain. See Part I “Item 1A. Risk Factors” in our Annual Report for more information.
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
CORPORATE, OTHER, AND ELIMINATIONS
Corporate and other includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating new digital revenue streams using proven FedEx intelligence to digitize supply chains and create new opportunities for our customers and team members.
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
Operating results in Corporate, other, and eliminations improved in the third quarter and nine months of 2026 reflecting lower business optimization costs at corporate headquarters and FedEx Dataworks, and decreased purchased transportation at FedEx Logistics.

Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during the third quarter of 2026 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.
FEDERAL EXPRESS SEGMENT
Federal Express offers a wide range of U.S. domestic and international shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended February 28, 2026 and 2025:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue:
Package:
U.S. priority	$2,901	$2,646	10		$8,511	$7,800	9
U.S. deferred	1,590	1,386	15		4,259	3,736	14
U.S. ground	9,860	8,986	10		27,687	25,298	9
Total U.S. domestic package revenue	14,351	13,018	10		40,457	36,834	10
International priority	2,361	2,097	13		7,002	6,534	7
International economy	1,488	1,465	2		4,353	4,413	(1)
Total international export package revenue	3,849	3,562	8		11,355	10,947	4
International domestic(1)	1,153	1,078	7		3,545	3,380	5
Total package revenue	19,353	17,658	10		55,357	51,161	8
Freight:
U.S.	297	286	4		904	1,238	(27)
International priority	627	551	14		1,839	1,717	7
International economy	538	470	14		1,648	1,462	13
Total freight revenue	1,462	1,307	12		4,391	4,417	(1)
Other	339	216	57		955	749	28
Total revenue	21,154	19,181	10		60,703	56,327	8
Operating expenses:
Salaries and employee benefits	7,231	6,390	13		20,571	18,920	9
Purchased transportation	5,665	5,196	9		16,218	15,064	8
Rentals and landing fees	1,057	1,002	5		3,098	2,975	4
Depreciation and amortization	971	926	5		2,856	2,779	3
Fuel	751	777	(3)		2,290	2,566	(11)
Maintenance and repairs	670	672	—		2,180	2,106	4
Separation and other costs	37	—	NM		60	—	NM
Business optimization costs	67	92	(27)		95	341	(72)
Intercompany allocations	(206)	(199)	4		(668)	(591)	13
Other	3,339	3,031	10		9,742	8,868	10
Total operating expenses	19,582	17,887	9		56,442	53,028	6
Operating income	$1,572	$1,294	21		$4,261	$3,299	29
Operating margin	7.4%	6.7%	70	bp	7.0%	5.9%	110	bp
(1)International domestic revenue relates to our international intra-country operations.

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	34.2%	33.3%	33.9%	33.6%
Purchased transportation	26.8	27.1	26.7	26.7
Rentals and landing fees	5.0	5.2	5.1	5.3
Depreciation and amortization	4.6	4.8	4.7	4.9
Fuel	3.5	4.1	3.8	4.6
Maintenance and repairs	3.2	3.5	3.6	3.7
Separation and other costs	0.2	—	0.1	—
Business optimization costs	0.3	0.5	0.2	0.6
Intercompany allocations	(1.0)	(1.0)	(1.1)	(1.0)
Other	15.8	15.8	16.0	15.7
Total operating expenses	92.6	93.3	93.0	94.1
Operating margin	7.4%	6.7%	7.0%	5.9%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended February 28, 2026 and 2025:

	Three Months Ended		Percent	Nine Months Ended		Percent
	2026	2025	Change	2026	2025	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,679	1,588	6	1,671	1,597	5
U.S. deferred	1,268	1,162	9	1,154	1,048	10
U.S. ground commercial	4,234	4,181	1	4,298	4,260	1
U.S. ground home delivery/economy	8,315	7,887	5	7,583	7,092	7
Total U.S. domestic ADV	15,496	14,818	5	14,706	13,997	5

International priority	566	558	1	570	592	(4)
International economy	599	583	3	566	552	3
Total international export ADV	1,165	1,141	2	1,136	1,144	(1)
International domestic(2)	1,794	1,908	(6)	1,875	1,930	(3)

Total ADV	18,455	17,867	3	17,717	17,071	4

Revenue per package (yield):
U.S. priority	$27.43	$26.44	4	$26.82	$25.70	4
U.S. deferred	19.89	18.94	5	19.42	18.77	3
U.S. ground	12.47	11.82	5	12.26	11.73	5
U.S. domestic composite	14.70	13.95	5	14.48	13.85	5

International priority	66.16	59.65	11	64.70	58.11	11
International economy	39.45	39.92	(1)	40.48	42.03	(4)
International export composite	52.44	49.57	6	52.63	50.35	5
International domestic(2)	10.20	8.96	14	9.95	9.22	8

Composite package yield	16.65	15.69	6	16.44	15.77	4

Freight Statistics
Average daily freight pounds:
U.S.	2,006	2,201	(9)	2,103	3,440	(39)
International priority	4,922	4,485	10	4,891	4,625	6
International economy	11,480	10,990	4	11,743	11,387	3
Total average daily freight pounds	18,408	17,676	4	18,737	19,452	(4)

Revenue per pound (yield):
U.S.	$2.35	$2.06	14	$2.26	$1.89	20
International priority	2.02	1.95	4	1.98	1.95	2
International economy	0.74	0.68	9	0.74	0.68	9
Composite freight yield	1.26	1.17	8	1.23	1.20	3
(1)ADV is calculated on a 5-day-per-week basis.
(2)International domestic statistics relate to our international intra-country operations.

Federal Express Segment Revenue
Federal Express segment revenue increased 10% in the third quarter and 8% in the nine months of 2026 primarily due to improved U.S. domestic and international priority package base yields, increased U.S. domestic package volumes, and favorable exchange rates, partially offset by the negative impacts from global trade policy changes and decreased fuel surcharges. Improved base yields and U.S. domestic package volumes reflect strong residential e‑commerce growth in the U.S. domestic business, while international performance benefitted from increased business‑to‑business demand.
Volume
U.S. deferred package volume increased 9% in the third quarter and 10% in the nine months of 2026 driven by peak-related growth. U.S. priority package volume increased 6% in the third quarter and 5% in the nine months of 2026 supported by growth in demand by business-to-business customers. U.S. ground package volume increased 4% in the third quarter and 5% in the nine months of 2026 benefitting from higher home delivery and economy package volumes driven by increased business-to-consumer volume.
International export package volume increased 2% in the third quarter primarily driven by higher business‑to‑business demand in Asia Pacific and Europe, offsetting the negative impacts of global trade policy changes. In the first nine months of 2026, international export package volumes decreased 1% primarily due the impacts of global trade policy changes.
Total average daily freight pounds increased 4% in the third quarter driven by international priority freight volume increases. In the first nine months of 2026, total average daily freight pounds decreased 4% reflecting the reduction of postal‑related volumes following the expiration of our contract with the U.S. Postal Service.
Yield
U.S. domestic composite package yield increased 5% in the third quarter and 5% in the nine months of 2026 primarily due to improved base yields.
International priority package yield increased by 11% in the third quarter and 11% in the nine months of 2026 due to increased weight per package and favorable exchange rates. International economy package yields decreased 1% in the third quarter and 4% in the nine months of 2026 due to decreased base yields, partially offset by favorable exchange rates.
Federal Express Segment Operating Income
Federal Express segment operating income increased 21% in the third quarter and 29% in the nine months of 2026 due to higher U.S. domestic and international priority package yields, continued structural cost reductions realized from business optimization initiatives, including from DRIVE initiatives commenced in prior years, and higher U.S. domestic package demand. These improvements were partially offset by increased salaries and employee benefits expense, the negative impacts from global trade policy changes including higher credit losses, higher purchased transportation rates, and the grounding of our MD-11 fleet.
Salaries and employee benefits expense increased 13% in the third quarter and 9% in the nine months of 2026 primarily due to higher variable incentive compensation, wage rates, and employee benefits expense, unfavorable exchange rates, and increased staffing to align with higher volumes in the U.S. Purchased transportation expense increased 9% in the third quarter and 8% in the nine months of 2026 primarily due to increased volume, higher rates, and unfavorable exchange rates. Other operating expense increased 10% in the third quarter and 10% in the nine months of 2026 primarily due to increased professional and outside service contract fees, credit losses from higher revenue and impacts from global trade policy changes, and customs-related brokerage fees due to the removal of the de minimis exemption.
Federal Express segment results include business optimization costs of $67 million and $95 million in the third quarter and nine months of 2026, respectively, compared to $92 million and $341 million in the same periods of 2025. Results also include $5 million and $16 million in the third quarter and nine months of 2026, respectively, of costs associated with our planned fiscal year change, and $32 million and $44 million in the third quarter and nine months of 2026, respectively, of costs associated with the planned spin-off of FedEx Freight. Federal Express did not incur any costs associated with our planned fiscal year change or the planned spin-off of FedEx Freight in the third quarter or nine months of 2025. See the “Business Optimization Costs” and “Separation and Other Costs” sections of this MD&A for more information.

FEDEX FREIGHT SEGMENT
FedEx Freight LTL service offerings include priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the periods ended February 28, 2026 and 2025:

	Three Months Ended		Percent		Nine Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue	$1,991	$2,089	(5)		$6,387	$6,595	(3)
Operating expenses:
Salaries and employee benefits	977	939	4		2,935	2,899	1
Purchased transportation	193	202	(4)		591	602	(2)
Rentals	74	72	3		224	215	4
Depreciation and amortization	112	113	(1)		335	335	—
Fuel	104	112	(7)		327	344	(5)
Maintenance and repairs	73	85	(14)		243	255	(5)
Separation and other costs	126	—	NM		287	—	NM
Intercompany charges	134	142	(6)		449	433	4
Other	190	163	17		538	500	8
Total operating expenses	1,983	1,828	8		5,929	5,583	6
Operating income	$8	$261	(97)		$458	$1,012	(55)
Operating margin	0.4%	12.5%	(1210)	bp	7.2%	15.3%	(810)	bp
Average daily shipments (in thousands):
Priority	55.6	58.2	(4)		59.3	61.2	(3)
Economy	24.6	26.9	(9)		26.6	28.2	(6)
Total average daily shipments	80.2	85.1	(6)		85.9	89.4	(4)
Weight per shipment (lbs):
Priority	929	935	(1)		931	943	(1)
Economy	918	877	5		911	870	5
Composite weight per shipment	926	917	1		925	920	1
Revenue per shipment:
Priority	$365.19	$360.68	1		$361.86	$359.19	1
Economy	414.19	408.56	1		410.05	405.72	1
Composite revenue per shipment	$380.24	$375.81	1		$376.81	$373.85	1
Revenue per hundredweight:
Priority	$39.32	$38.57	2		$38.88	$38.11	2
Economy	45.11	46.59	(3)		44.99	46.66	(4)
Composite revenue per hundredweight	$41.08	$41.00	—		$40.75	$40.66	—

	Percent of Revenue
	Three Months Ended		Nine Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	49.1%	44.9%	46.0%	43.9%
Purchased transportation	9.7	9.7	9.3	9.1
Rentals	3.7	3.4	3.5	3.3
Depreciation and amortization	5.6	5.4	5.2	5.1
Fuel	5.2	5.4	5.1	5.2
Maintenance and repairs	3.7	4.1	3.8	3.9
Separation and other costs	6.3	—	4.5	—
Intercompany charges	6.7	6.8	7.0	6.6
Other	9.6	7.8	8.4	7.6
Total operating expenses	99.6	87.5	92.8	84.7
Operating margin	0.4%	12.5%	7.2%	15.3%
FedEx Freight Segment Revenue
FedEx Freight segment revenue decreased 5% in the third quarter and 3% in the first nine months of 2026 primarily due to lower volume resulting from macroeconomic conditions, partially offset by increased weight per shipment.
Average daily shipments decreased 6% in the third quarter and 4% in the nine months of 2026 due to reduced demand for our services primarily resulting from macroeconomic conditions, including continued weak industrial production, global trade policy uncertainty, and excess capacity in the LTL industry. Revenue per shipment increased 1% in the third quarter and 1% in the nine months of 2026 primarily due to increased weight per shipment.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 97% in the third quarter and 55% in the nine months of 2026 primarily due to higher costs related to the planned spin-off of FedEx Freight, including increased salaries and employee benefits expense, outside service contracts and professional fees, as well as reduced demand. These impacts were partially offset by increased revenue per shipment.
Salaries and employee benefit expenses increased 4% in the third quarter and 1% in the nine months of 2026 largely reflecting spin-off-related personnel activity, including the transfer to FedEx Freight of over 1,500 employees from Federal Express during the nine months of 2026, as well as higher wage rates, partially offset by lower volume. Other operating expense increased 17% in the third quarter and 8% in the nine months of 2026 due to increased outside service contracts and professional fees related to the planned spin-off, including incremental software license costs and other technology-related activities.
Separation and other costs of $126 million in the third quarter and $287 million in the nine months of 2026 are primarily professional fees associated with the planned spin-off. FedEx Freight did not incur any spin-off related costs in the third quarter or nine months of 2025. See the “Separation and Other Costs” section of this MD&A for more information.

FINANCIAL CONDITION
LIQUIDITY
Cash, cash equivalents, and restricted cash totaled $11.7 billion at February 28, 2026, compared to $5.5 billion at May 31, 2025. The following table provides a summary of our cash flows for the periods ended February 28, 2026 and 2025 (in millions):

	Nine Months Ended
	2026	2025
Operating activities:
Net income	$2,836	$2,444
Separation and other costs, net of payments	129	4
Business optimization costs, net of payments	(129)	114
Other noncash charges and credits	6,299	6,058
Changes in assets and liabilities	(3,475)	(4,103)
Cash provided by operating activities	5,660	4,517
Investing activities:
Capital expenditures	(2,335)	(2,582)
Purchase of investments	(427)	(197)
Proceeds from sale of investments	254	77
Proceeds from asset dispositions, and other investing activities, net	73	42
Cash used in investing activities	(2,435)	(2,660)
Financing activities:
Proceeds from debt issuances	4,689	—
Principal payments on debt	(714)	(89)
Proceeds from stock issuances	774	472
Dividends paid	(1,028)	(1,008)
Purchases of common stock	(796)	(2,517)
Other	(49)	(30)
Cash provided by (used in) financing activities	2,876	(3,172)
Effect of exchange rate changes on cash	85	(51)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,186	(1,366)
Cash, cash equivalents, and restricted cash at the end of period	$11,688	$5,135
Cash Provided by Operating Activities. Cash flows from operating activities increased $1.1 billion in the nine months of 2026 primarily due to higher net income, net of non-cash adjustments, and favorable working capital changes driven by increases in accruals for variable incentive compensation, pension liabilities, self-insurance, and professional fees, partially offset by an increase in accounts receivable.
Cash Used in Investing Activities. Capital expenditures decreased $0.2 billion in the nine months of 2026 primarily due to decreased spending on “aircraft and related equipment” at Federal Express and “vehicles and trailers” at FedEx Freight. See “Capital Resources” for a discussion of capital expenditures during 2026.
Cash Provided by (Used in) Financing Activities. Cash flows from financing activities increased $6.0 billion in the nine months of 2026 primarily due to the proceeds from debt issuances and less repurchases of our common stock compared to the nine months of 2025. On February 5, 2026, FedEx Freight Holding issued $3.7 billion of senior unsecured notes in a private offering. The notes were offered as part of the financing for the planned spin-off of FedEx Freight. Additionally, in the nine months of 2026, we issued €850 million of a senior unsecured note and used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes at maturity. See Note 1 and Note 4 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.
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
The following table compares capital expenditures by asset category and reportable segment for the periods ended February 28, 2026 and 2025 (in millions):

	Three Months Ended		Nine Months Ended		Percent Change
	2026	2025	2026	2025	Three Months Ended	Nine Months Ended
Aircraft and related equipment	$196	$367	$380	$630	(47)	(40)
Package handling and ground support equipment	203	208	660	618	(2)	7
Information technology	128	107	339	366	20	(7)
Vehicles and trailers	175	99	282	373	77	(24)
Facilities and other	253	216	674	595	17	13
Total capital expenditures	$955	$997	$2,335	$2,582	(4)	(10)

Federal Express segment	$782	$844	$1,990	$2,145	(7)	(7)
FedEx Freight segment	153	129	285	359	19	(21)
Other	20	24	60	78	(17)	(23)
Total capital expenditures	$955	$997	$2,335	$2,582	(4)	(10)
Capital expenditures decreased in the third quarter of 2026 primarily due to decreased spending on “aircraft and related equipment” at Federal Express, partially offset by increased spending at Federal Express and FedEx Freight on “vehicles and trailers,” “facilities and other,” and “information technology.”.
Capital expenditures decreased in the nine months of 2026 primarily due to decreased spending on “aircraft and related equipment” at Federal Express and “vehicles and trailers” at FedEx Freight, partially offset by increased spending on “facilities and other” at FedEx Freight and Federal Express and “package handling and ground support equipment” at Federal Express. These reductions are a result of continuing to prioritize investments that support increasing efficiency and reducing our cost to serve.
GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to the senior unsecured debt securities issued by FedEx and Pass-Through Certificates, Series 2020-1AA (the “Certificates”) issued by Federal Express.
The $19.9 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding the issuance by FedEx of its senior unsecured debt guaranteed by the Guarantor Subsidiaries that was completed during the first quarter of 2026. As discussed in Note 4, the senior unsecured debt issued by FedEx Freight Holding Company, Inc. during the third quarter of 2026 was issued in an unregistered offering.
Additionally, FedEx fully and unconditionally guarantees the payment obligation of Federal Express in respect of the $685 million principal amount of the Certificates. See Note 4 of the accompanying unaudited condensed consolidated financial statements and Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.

The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of February 28, 2026 and May 31, 2025 (in millions):

	February 28, 2026	May 31, 2025
Current Assets	$11,694	$9,514
Intercompany Receivable	5,679	4,278
Total Assets	86,032	83,125
Current Liabilities	13,436	11,202
Intercompany Payable	—	—
Total Liabilities	$54,105	$52,324
The following table presents the summarized statement of income information for the period ended February 28, 2026 (in millions):

Nine Months Ended
February 28, 2026
Revenue	$52,215
Intercompany Charges, net	(3,262)
Operating Income	3,547
Intercompany Charges, net	217
Income Before Income Taxes	2,890
Net Income	$2,085
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of February 28, 2026 and May 31, 2025 (in millions):

	February 28, 2026	May 31, 2025
Current Assets	$10,589	$9,504
Intercompany Receivable	2,565	581
Total Assets	74,789	72,044
Current Liabilities	12,447	10,310
Intercompany Payable	—	—
Total Liabilities	$50,740	$49,200
The following table presents the summarized statement of income information for the period ended February 28, 2026 (in millions):

Nine Months Ended
February 28, 2026
Revenue	$45,557
Intercompany Charges, net	(3,835)
Operating Income	3,174
Intercompany Charges, net	49
Income Before Income Taxes	3,069
Net Income	$2,321

LIQUIDITY OUTLOOK
In response to current business and economic conditions as referenced above in the “Outlook” section of this MD&A, we are continuing to actively manage and optimize our capital allocation in response to the slowdown in the economy, inflationary pressures, changing fuel prices, geopolitical conflicts, and uncertainty regarding international trade, including the impact of global trade policy changes.
We held $8.0 billion in cash and cash equivalents at February 28, 2026 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), and we believe that our cash and cash equivalents, cash from operations, and available financing sources will be adequate to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. See Note 4 of the accompanying unaudited condensed consolidated financial statements for information regarding recent amendments to the Credit Agreements. In the third quarter of 2025, we began incurring costs related to the planned spin-off of FedEx Freight, which are expected to be significant but are not expected to adversely affect our liquidity.
On February 9, 2026, InPost S.A. (“InPost”) and a consortium including FedEx announced a conditional agreement on an intended recommended all-cash public offer for all issued and outstanding shares of InPost at an offer price of €15.60 (cum dividend) per share (the “Offer”). Post-completion, the consortium will be structured with FedEx holding 37%. InPost will continue to operate as a standalone company. The Offer and the transactions contemplated thereby (the “Transactions”) are subject to certain customary closing conditions, including, among others, the receipt of regulatory approvals. Based upon the proposed Offer price, FedEx’s investment is valued at approximately $2.6 billion. FedEx intends to fund its portion of the Offer by utilizing available cash balances, existing or new liquidity sources, or a combination thereof. Once the Transactions are completed, InPost and FedEx will enter into arm’s length commercial agreements that will enable both businesses to benefit from complementary strengths and a shared vision. The Transaction is expected to be completed in the second half of 2026.
We repurchased an aggregate of $776 million of our common stock in the nine months of 2026 through open market transactions. We did not repurchase common stock in the third quarter of 2026. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information. Subject to market conditions, liquidity needs, and other factors, the company will continue to evaluate repurchasing additional shares of our common stock during the remainder of fiscal 2026.
Our cash and cash equivalents balance at February 28, 2026 includes $4.1 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.
We held $3.7 billion of restricted cash at February 28, 2026, in net proceeds from the senior unsecured notes issued by FedEx Freight Holding that is being held in a segregated account. See Note 4 of the accompanying unaudited condensed consolidated financial statements for additional information.
Our capital expenditures for 2026 are now expected to be approximately $4.1 billion, consistent with 2025 levels. Aircraft spend is expected to decline to approximately $1.0 billion, $0.3 billion lower than 2025. This reduction will be offset by an increase of $0.3 billion to support ongoing Network 2.0 initiatives, as well as modernization of global facilities and package handling equipment.
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

During the nine months of 2026, we made voluntary contributions of $275 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). We do not anticipate making any additional voluntary contributions for the remainder of fiscal 2026. There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.
On February 13, 2026, our Board of Directors declared a quarterly cash dividend of $1.45 per share of common stock. The dividend will be paid on April 1, 2026 to stockholders of record as of the close of business on March 9, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis.
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
GOODWILL. Goodwill is evaluated for impairment indicators between annual tests and tested for impairment whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of February 28, 2026, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.
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
•our ability to achieve our calendar 2029 financial performance targets;
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
•uncertainties relating to entry into the conditional agreement, as a member of a consortium, to invest in InPost, including completion of regulatory approvals, entry into commercial arrangements with InPost, and the realization of expected benefits from the investment;
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
•adverse changes in tax laws, regulations, and interpretations, challenges or judicial decisions related to tariffs and our tax positions;
•increasing costs related to changing and heightened regulations and enforcement related to data protection;
•the increasing costs of compliance with federal, state, and foreign governmental agency mandates (including the Foreign Corrupt Practices Act and the U.K. Bribery Act) and defending against inappropriate or unjustified enforcement or other actions by such agencies;
•loss or delay in the collection of accounts receivable, including those related to tariffs in light of recent judicial rulings;
•changes in foreign currency exchange rates, especially in the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen, which can affect our sales levels and foreign currency sales prices;
•any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of environmental and sustainability topics, claims seeking refunds of tariffs and any other legal or governmental proceedings, including the matters discussed in Note 9 of the accompanying unaudited condensed consolidated financial statements;
•the effect of technology developments (including artificial intelligence and machine learning) on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
•the sufficiency of insurance coverage we purchase;
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of February 28, 2026, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, British pound, Canadian dollar, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the nine months of 2026, the U.S. dollar was weaker relative to the currencies of the foreign countries in which we operate, and the weaker dollar had a positive effect on our results.
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
ITEM 4. CONTROLS AND PROCEDURES
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of February 28, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q).
During our fiscal quarter ended February 28, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of all material pending legal proceedings, see Note 9 of the accompanying unaudited condensed consolidated financial statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
Other than the risk factors set forth below, there have been no material changes from the risk factors disclosed in our Annual Report in response to Part I, Item 1A of Form 10-K. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of reporting, financial condition, and the price of our common stock.
We may not be able to achieve our calendar 2029 financial performance targets. On February 12, 2026, we announced a comprehensive multi-year financial framework with financial performance targets for 2029. Our ability to achieve these goals is dependent on a number of factors, including the other risk factors described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2025.We may fail to achieve our long-term financial performance targets if we are unsuccessful in implementing our strategies, our estimates or assumptions change, or for any other reason. If we are not able to achieve these targets, there could be an adverse effect on our results of operations and financial condition, and the price of our common stock may be negatively affected.
We may not achieve the expected strategic or financial benefits relating to our investment InPost. We, as a member of a consortium, have entered into a conditional agreement on an intended recommended all-cash public offer for all issued and outstanding shares of InPost S.A. (“InPost”), which offer is subject to regulatory approvals and other conditions. Following the completion of the offer, the consortium will be structured with FedEx holding 37%, and thereafter InPost and FedEx intend to enter into arm’s length commercial agreements.
Because InPost would continue to operate as a standalone company and we would not control this entity and must rely on the actions of other investors and the management of the entity, we may not be able to influence key strategic or operational decisions. In addition, delays in obtaining required regulatory approvals or completing the related commercial arrangements (or failure to obtain such approvals or complete such arrangements) could adversely affect the timing or value of the investment.

Even if the regulatory approvals are obtained and other conditions met and our commercial arrangements with InPost are finalized, there can be no assurance that our investment and the commercial agreements will achieve the strategic or financial benefits we currently expect.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. We did not repurchase any shares during the third quarter of 2026.
As of March 19, 2026, approximately $1.3 billion remained available to be used for repurchases under the 2024 stock repurchase program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.
See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for additional information.
ITEM 5. OTHER INFORMATION
During the quarter ended February 28, 2026, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FedEx (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

4.1
Indenture, dated as of February 5, 2026, among FedEx Freight Holding Company, Inc., FedEx Freight, Inc., and Regions Bank, as trustee (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

4.2
Guarantee Agreement, dated as of February 5, 2026, among FedEx Freight Holding Company, Inc., FedEx Corporation, and Regions Bank, as trustee (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

4.3	Form of 4.300% Senior Note due 2029 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

4.4	Form of 4.650% Senior Note due 2031 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

4.5	Form of 4.950% Senior Note due 2033 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

4.6	Form of 5.250% Senior Note due 2036 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference).

10.1
Revolving Credit Agreement, dated as of January 15, 2026, by and among FedEx Freight Holding Company, Inc., as borrower, the lenders party thereto, the issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated January 12, 2026 and filed January 16, 2026, and incorporated herein by reference).

10.2
Delayed Draw Term Loan Agreement, dated as of January 15, 2026, by and among FedEx Freight Holding Company, Inc., as borrower, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Filed as Exhibit 10.2 to FedEx’s Current Report on Form 8-K dated January 12, 2026 and filed January 16, 2026, and incorporated herein by reference).

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

FedEx Corporation

Date: March 19, 2026	/s/ Guy M. Erwin II
Guy M. Erwin II
Corporate Vice President and
Chief Accounting Officer