Form 10-K
period 2026-05-31
FEDEX CORP
filed 2026-07-20
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2026.
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, November 30, 2025, was approximately $64.6 billion. The Registrant has no non-voting stock.
As of July 16, 2026, 236,581,188 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be delivered to stockholders in connection with the 2026 annual meeting of stockholders to be held on September 28, 2026 are incorporated by reference in response to Part III of this Report.

FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K (this “Annual Report”), including (but not limited to) those contained in “Item 1. Business”; “Item 1A. Risk Factors”; “Item 1C. Cybersecurity”; “Item 2. Properties”; “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities”; the “Trends Affecting Our Business,” “Business Optimization Costs,” “Income Taxes,” “Outlook,” “Reportable Segments,” “Liquidity Outlook,” and “Critical Accounting Estimates” sections of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition”; and the “Description of Business Segments and Summary of Significant Accounting Policies,” “Goodwill and Other Intangible Assets,” “Long-Term Debt and Other Financing Arrangements,” “Leases,” “Income Taxes,” “Retirement Plans,” “Business Segments and Disaggregated Revenue,” “Commitments,” and “Contingencies” notes to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “forecasts,” “anticipates,” “plans,” “estimates,” “targets,” “projects,” “intends,” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements, because of, among other things, the risks and uncertainties identified in “Item 1A. Risk Factors” and the other risks and uncertainties you can find in our press releases and other Securities and Exchange Commission (“SEC”) filings.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. Unless required to do so by law, we are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events, or otherwise.

TABLE OF CONTENTS

Page
PART I
PART II
PART III
PART IV

Item 15. Exhibits and Financial Statements Schedules	116
Item 16. Form 10-K Summary	125

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
Our website is located at fedex.com. Detailed information about our services, solutions, and corporate responsibility initiatives can be found on our website. In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all exhibits and amendments to such reports available, free of charge, through our website, as soon as reasonably practicable on the day they are filed with or furnished to the SEC. The Investor Relations page of our website, investors.fedex.com, contains a significant amount of information about FedEx, including our SEC filings and financial and other information for investors. The information that we post on the Investor Relations page of our website could be deemed to be material information. We encourage investors, the media, and others interested in FedEx to visit this website from time to time, as information is updated and new information is posted. The information on our website, however, is not incorporated by reference in, and does not form part of, this Annual Report.
Change in Fiscal Year End
Effective June 1, 2026, we changed our fiscal year end from May 31 to December 31. As a result, we will report operating results covering the seven-month transition period from June 1, 2026, through December 31, 2026 (the “Transition Period”), in a Transition Report on Form 10-K. Following the Transition Period, we will report our operating results on a calendar-year basis, beginning with the fiscal year ending December 31, 2027. Except as otherwise specified, any reference to a year in this Annual Report indicates our fiscal year ended May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
Spin-Off and New Reportable Segments
In December 2024, we announced that FedEx’s Board of Directors decided to pursue a full separation of FedEx’s less-than-truckload freight transportation services business conducted through FedEx Freight, Inc. (“FedEx Freight”). The FedEx Freight business also included FedEx Custom Critical, Inc. (“FedEx Custom Critical”), LTL Select, and other operations historically included within our FedEx Freight reporting segment. On May 13, 2026, the FedEx Board of Directors declared a pro rata dividend of 80.1% of the outstanding shares of common stock of FedEx Freight Holding Company, Inc. (“FedEx Freight Holding”) to FedEx’s stockholders of record as of the close of business on May 15, 2026 (the “Record Date”) to achieve the separation (the “Spin-Off”). On June 1, 2026, FedEx stockholders received one share of FedEx Freight common stock for every two shares of FedEx common stock held as of the Record Date. FedEx retained 19.9% of the outstanding shares of FedEx Freight common stock. As a result of the Spin-Off, effective June 1, 2026, FedEx will no longer consolidate the FedEx Freight business and FedEx Freight is no longer a reportable segment.
Prior to the Spin-Off, our reportable segments were Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight. For financial information concerning our reportable segments in place prior to the Spin-Off, refer to “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Part I of this Annual Report contains certain references to the financial and operational performance of our reportable segments in place prior to the Spin-Off. Additional information regarding our reportable segments in place during 2026 and 2025 can be found in “Item 1. Business” and “Item 2. Properties” of our Annual Report for the year ended May 31, 2025.
Following the Spin-Off and beginning the first quarter of the Transition Period, we realigned our internal reporting and management structure, resulting in the identification of two new reportable segments: Express U.S. Domestic and Express International. Prior to this change, these two segments comprised the Federal Express reportable segment. In addition, FedEx Logistics, Inc. (“FedEx Logistics”), which provides customs brokerage and global ocean and air freight forwarding, was moved from “Corporate, other, and eliminations” to Express International. These changes reflect the realignment of our organizational structure and reporting regularly provided to our chief operating decision maker to assess performance and allocate resources. These changes had no impact on our consolidated results of operations or financial position. For more information about our new reportable segments effective June 1, 2026, please refer to the “Business Segments” below.
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
For more than 50 years, we have been building networks that have created a differentiated and unmatched portfolio of services while continuously evolving to meet the changing needs of our customers and the market by connecting people and possibilities. We are shifting from a collection of separate but powerful operations to one integrated, flexible, efficient, and intelligent network that delivers better service, runs on a modern technology stack and has a structurally lower cost to serve. We continue to evolve to improve our operational efficiency, enhance profitability, and build a simplified experience to better serve our customers.
In connection with our one FedEx consolidation plan, on June 1, 2024, FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. were merged into Federal Express Corporation (“Federal Express”), becoming a single company operating a unified, fully integrated air-ground express network under the respected FedEx brand.
In 2026, we continued our network transformation. Through Network 2.0, we continue to transform our surface network in the U.S. and Canada by modernizing and consolidating our sortation facilities and equipment, reducing pickup-and-delivery routes, and optimizing our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. Network 2.0 has been fully implemented in Canada and we expect to complete the U.S. implementation by the end of calendar year 2027. With Tricolor, we are redesigning our international air network by deploying our aircraft strategically to optimize asset utilization and enable a focus on growth in the premium global freight market. Internationally, we are focused on leveraging tools and best practices from our U.S. operations to transform our international operations by scaling to higher-value international mix, reengineering the network, and driving end-to-end process efficiencies. See “Business Segments” below, “Item 1A. Risk Factors,” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on our transformation programs.
Our digital transformation is underpinned by our digital backbone and artificial intelligence (“AI”) capabilities, enabling intelligent orchestration, standardization, and digitized and AI-enabled workflows that drive faster response, fewer exceptions, and lower our cost to serve. Our digital transformation is focused on efficiency, differentiation, and new value creation. The size and scale of our global network gives us key insights into global supply chains and trends. This foundation provides an immense amount of data we can use to build better insights, improve the customer experience, and differentiate our service offerings.
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
Business Segments
Effective June 1, 2026, we have two reporting segments: Express U.S. Domestic and Express International. Our remaining businesses are reported as Corporate, other, and eliminations. Express U.S. Domestic and Express International are collectively referred to as Federal Express.
Federal Express
Federal Express pioneered the express transportation industry over 50 years ago in 1973 and remains the industry leader today, providing a range of rapid, reliable, time- and day-definite delivery services to more than 220 countries and territories through an integrated air-ground express network.
As of May 31, 2026, Federal Express employed approximately 452,000 employees and had approximately 84,000 drop-off locations (including FedEx Office stores and FedEx OnSite locations, such as over 15,000 Walgreens and Dollar General stores), 700 aircraft, and over 180,000 motorized vehicles in its global network. Federal Express contracts with approximately 5,300 independent small businesses to conduct certain linehaul and pickup-and-delivery operations. Federal Express also provides cross-border enablement and technology solutions and e-commerce transportation solutions. As of May 31, 2026, Federal Express employed approximately 233,000 permanent full-time and approximately 219,000 permanent part-time employees.
The pilots at Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a newly ratified collective bargaining agreement (“CBA”). The new CBA was ratified by Federal Express pilots in a vote concluded on June 9, 2026, and is the product of several years of bargaining under the Railway Labor Act of 1926, as amended (“RLA”), including mediation by the National Mediation Board (the U.S. governmental agency that oversees labor agreements for entities covered by the RLA). The new CBA took effect June 29, 2026, and is scheduled to become amendable in December 2030. See Note 20 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for more information.
In addition to our pilots, certain of Federal Express’s non-U.S. employees are unionized. FedEx believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.
Express U.S. Domestic Segment
Express U.S. Domestic offers a wide range of U.S. domestic shipping services for packages and freight. We offer three overnight package delivery services (FedEx First Overnight, FedEx Priority Overnight, and FedEx Standard Overnight) and three deferred package delivery services (FedEx 2Day, FedEx 2Day AM, and FedEx Express Saver). FedEx SameDay service is available 365 days a year throughout all 50 states for urgent shipments up to 150 pounds. We also offer express overnight and deferred freight services to handle the needs of the time-definite freight market.
Express U.S. Domestic is also a leading provider of day-definite business and residential delivery services for packages weighing up to 150 pounds through our FedEx Ground Commercial and FedEx Home Delivery services. Our service reaches 100% of the continental U.S. population. We offer day-definite delivery to 99% of the U.S. population on Saturdays and to nearly two-thirds of the U.S. population on Sundays. We also offer an economy service that is available for the consolidation and delivery of high volumes of low-weight, less time-sensitive business-to-consumer packages to any residential address in the U.S.
Express U.S. Domestic’s largest sorting facility, located in Memphis, Tennessee, serves as the center of our multiple hub-and-spoke system and worldwide air network. A second national air hub facility is located in Indianapolis, Indiana. We are making investments over multiple years in our facilities to expand and modernize our Memphis hub and modernize our Indianapolis hub. In addition to these national air hubs, Express U.S. Domestic operates regional air hubs in: Fort Worth, Texas; Newark, New York; and Oakland, California and major metropolitan sorting facilities at airports in: Chicago, Illinois; Los Angeles, California; and Atlanta, Georgia.
Express U.S. Domestic also operates a highly flexible network of approximately 1,200 facilities, as of May 31, 2026, that support its surface operations. Through Network 2.0, the multi-year effort to improve the efficiency with which we pick up, transport, and deliver packages in the U.S., these operations are being consolidated. As of May 31, 2026, we have implemented Network 2.0 at approximately 360 locations in the U.S. Under Network 2.0, we utilize both employee couriers and service providers in surface operations using a market-by-market approach. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information on Network 2.0.
Express U.S. Domestic continues to maximize the use of existing surface facilities through Network 2.0. Many of these facilities utilize advanced automated unloading and sorting technology to streamline the handling of millions of packages daily. This technology includes a yard management system in many facilities which interacts with GPS tags on trailers to automatically notify the control center when a trailer arrives and departs. Using overhead laser and six-sided camera-based bar code scan technology, hub conveyors electronically guide packages to their appropriate destination chute where they are loaded for transport to their respective destination stations for local delivery.
Express U.S. Domestic is also implementing dynamic scheduling tools at many surface facilities to match sort staffing with volumes and is introducing capabilities to allow certain packages to bypass station sortation and proceed directly to vehicles, which helps to maximize station capacity. In addition, dock modernization efforts, including a network operating plan that uses machine learning and algorithms to develop more detailed and accurate volume forecasts, are enhancing productivity at these facilities in furtherance of our transformation initiatives. We are also testing autonomous, driverless technologies in the handling of large, non-conveyable packages, as well as robotic product sortation systems to sort small packages.
Express U.S. Domestic offers service providers advanced route optimization technology that includes near real-time data that service providers may use to plan efficient delivery routes and vehicle mix. To promote safe operations, service providers contracting with us agree to use certain safety-related vehicle technologies and satisfy certain driver standards. Additionally, we deploy software systems and internet-based applications to offer customers new ways to connect internal package data with external delivery information. We provide shipment tracing and proof-of-delivery signature functionality through the FedEx website, fedex.com. For additional information regarding FedEx e-commerce tools and solutions, including FedEx Delivery Manager and FedEx Returns Technology, see “Customer-Driven Technology — E-Commerce and Digital Solutions” below.

Express International Segment
Express International offers a wide range of shipping services for delivery of packages and freight, connecting markets that generate more than 99% of the world’s gross domestic product. Our package services include a money-back guarantee. Our unmatched air route authorities and extensive transportation infrastructure, combined with leading-edge information technologies, make it the world’s largest express transportation company.
Express International package delivery services are available to more than 220 countries and territories, with a variety of time-definite services to meet distinct customer needs. Our FedEx International Economy service provides time-definite delivery typically in two to five business days. Our FedEx International First service provides time-definite delivery to select postal codes in more than 25 countries and territories, with delivery to select U.S. ZIP Codes as early as 8:00 a.m. from more than 190 countries, delivery by 10:00 a.m. in one business day from the U.S. to Canada, and delivery by 11:00 a.m. in one business day from the U.S. to Mexico. Our FedEx International Priority service provides end-of-day time-definite delivery in one to three business days to more than 220 countries and territories, and our FedEx International Priority Express service provides midday time-definite delivery in one to three business days to more than 30 countries and territories. We also offer domestic pickup-and-delivery services within certain non-U.S. countries, including Canada, Australia, France, the United Kingdom, Italy, Mexico, Germany, Poland, Chile, China, Brazil, India, and in Southern Africa. In addition, we offer comprehensive international express and deferred freight services, real-time tracking, and advanced customs clearance. Our FedEx International Connect Plus service, an e-commerce service currently available from over 70 origin countries to over 190 destination countries and territories, provides day-definite delivery typically within two to five business days.
FedEx Logistics provides international trade services, specializing in customs brokerage, global ocean and air freight forwarding, and managed transportation. We also provide customs clearance services at our major U.S. air hub facilities and border customs clearance for U.S. surface operations, as well as global door-to-door air charter solutions. FedEx Logistics offers customized trade solutions that enable improved compliance practices through FedEx Trade Solutions. FedEx Logistics plays a key role for Express International, offering a comprehensive suite of integrated logistics solutions, providing air and ocean cargo transportation, specialty transportation, customs brokerage, and trade management tools and data, as well as third party logistics. FedEx Logistics has the unique ability to leverage the power of the FedEx transportation networks as well as its global network of service providers.
Pricing
Federal Express periodically publishes updates to the list prices for the majority of its services in its Service Guides. In general, shipping rates are based on the service selected, origin, destination, weight, size, any ancillary service charges, and whether the customer charged the shipment to a FedEx account. On January 5, 2026, a 5.9% average list price increase was implemented for services. List prices also increased for contractual services at this time.
During times of elevated volumes, high demand for capacity, and increased operating costs across our network, Federal Express will implement Demand surcharges. Demand surcharges are determined for each market based on regular assessments of shipment volume and capacity within our network.
Federal Express has an indexed fuel surcharge for Express U.S. Domestic shipments, as well as Express International U.S. outbound and internationally originating shipments, where permitted under law and contractually possible, which is adjusted on a weekly basis. The fuel surcharge is based on a weekly fuel price from roughly two weeks prior to the week in which it is assessed. Effective June 1, 2026, the tables used to determine fuel surcharges for Express U.S. Domestic services were updated. The tables used to determine fuel surcharges for Express International services were updated in May 2026. See the “Results of Operations and Outlook — Consolidated Results — Fuel” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
Retail Access Network
FedEx Office offers retail access to Federal Express shipping services at all of its retail locations. Federal Express also has alliances with certain other retailers to provide in-store drop-off sites, including at more than 15,000 Walgreens and Dollar General stores. Our unstaffed FedEx Drop Boxes provide customers the opportunity to drop off packages in office buildings, shopping centers, and corporate or industrial parks. Federal Express has a total of approximately 84,000 drop-off locations.
Fuel Supplies and Costs
During 2026, Federal Express purchased jet fuel from various suppliers under contracts that vary in length and which provide for estimated amounts of fuel to be delivered. The fuel represented by these contracts is purchased at market prices. We do not have any jet fuel hedging contracts.

The following table sets forth Federal Express’s costs for jet fuel and its percentage of FedEx Corporation consolidated revenues for the last five fiscal years:

Fiscal Year	Total Jet Fuel Costs (in millions)	Percentage of Consolidated Revenue
2026	$3,050	3.2%
2025	2,832	3.2
2024	3,598	4.1
2023	4,515	5.0
2022	3,867	4.1
Most of Federal Express’s vehicle fuel needs are satisfied by retail purchases with various discounts.
Corporate, Other, and Eliminations
The “Corporate, other, and eliminations” segment is comprised of FedEx Dataworks, Inc. (“FedEx Dataworks”), FedEx Office and Print Services, Inc. (“FedEx Office”), and FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). FedEx Dataworks, Inc. (“FedEx Dataworks”) is focused on leveraging the power of our network and establishing our data estate to serve as an intelligence engine for global value chains, connecting fragmented systems and enhancing efficiency, decisioning, and providing context for our customers’ supply chains. FedEx Office and Print Services, Inc. (“FedEx Office”) provides document and business services and retail access to our package transportation businesses and FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”) offers integrated supply chain management solutions. FedEx Dataworks, FedEx Office, and FedEx Supply Chain are included in “Corporate, other, and eliminations” in our segment reporting. For more information about FedEx Dataworks, FedEx Office, and FedEx Supply Chain, please see “Corporate, other, and eliminations” under “Business Segments” below.
FedEx Dataworks
The FedEx Dataworks operating segment is focused on leveraging the power of our network and establishing our data estate to serve as an intelligence engine for global value chains, connecting fragmented systems and enhancing efficiency, decisioning, and context for our customers’ supply chains.
FedEx Dataworks is centralizing data onto a single enterprise platform to create a unified neural network. By adopting this single platform — where machine learning models are reusable and self-learning — we are able to solve problems and deliver value to stakeholders at speed, scale, and with the right economics. This system serves as an adaptive decision engine, connecting planning and execution into a continuous loop that learns from disruption and adjusts in real time. By bridging the digital and physical worlds, our insights move beyond passive alerts to automate resolutions, turning fragmented data into coordinated action for our customers.
FedEx Dataworks is based in Memphis, Tennessee. As of May 31, 2026, FedEx Dataworks had approximately 200 employees.
FedEx Office
FedEx Office operates adjacent to the strategy for all on-site, owned, and third-party retail channel locations, providing convenient access to shipping expertise with reliable service. The FedEx Office brick-and-mortar network features retail stores, FedEx Office locations inside Walmart stores, manufacturing plants, and on-site business centers at colleges and universities, hotels, convention centers, corporate campuses, and healthcare campuses. Many of these locations are open later in the evenings to accommodate urgent printing projects and delivery drop-offs.
FedEx Office offers a suite of printing and shipping management solutions that are flexible and scalable, allowing customers to meet their unique printing and shipping needs. The network provides an adaptable cost model helping to save time, labor, and overhead by freeing up resources and avoiding fixed costs associated with large-scale printing and e-commerce parcel volumes. This is especially valuable to our enterprise customers looking to outsource their print supply chain. Services include digital printing, professional finishing, document creation, design solutions, direct mail, signs and graphics, custom-branded boxes, copying, computer rental, free Wi-Fi, corporate print solutions, shredding, expedited U.S. passport processing and renewal through a collaboration with a registered U.S. passport agency, and fully digital notarization services through FedEx Office Online Notary.
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
FedEx Office provides convenient access to the full range of Federal Express shipping services for infrequent shippers and FedEx account holders. Customers may have their Federal Express packages delivered to any FedEx Office customer-facing location nationwide through the Hold at FedEx Location service, free of charge, and may redirect packages to these locations through Redirect to Hold or AutoRedirect to Hold services. FedEx Office offers the Ship and Go kiosk, a convenient self-serve shipping kiosk in approximately 1,500 locations. The Ship and Go kiosk allows customers to generate a label via a mobile label or QR code and drop off packages in a secure drop bin for a seamless and efficient customer experience. FedEx Office facilitates e-commerce and returns through FedEx Returns Technology, which allows for in-store printing of return shipping labels. Through FedEx Consolidated Returns, shoppers who purchased from participating merchants can drop off the items they wish to return with no box or label required at a FedEx Office location. For information regarding FedEx Consolidated Returns, see “Customer-Driven Technology — E-Commerce and Digital Solutions.”
FedEx Office also offers packing services, and packing supplies and boxes are included in its retail offerings. By allowing customers to have items professionally packed by specially trained FedEx Office team members and then shipped, FedEx Office offers a complete “pack-and-ship” solution. FedEx Office also offers FedEx Pack Plus, which includes custom box building capabilities and techniques; a robust assortment of specialty boxes; and additional packing supplies, equipment, and tools to serve our customers’ needs. As of May 31, 2026, FedEx Office, which is based in Plano, Texas, operated approximately 2,000 customer-facing stores and had approximately 12,000 employees.
FedEx Supply Chain
FedEx Supply Chain is a supply chain solutions provider specializing in Product Lifecycle Logistics for technology, retail, consumer and industrial goods, and healthcare industries. With nearly 10,000 employees at over 150 facilities as of May 31, 2026, FedEx Supply Chain provides a comprehensive range of integrated logistics services to enable growth, minimize cost, mitigate supply chain risk, and improve customer services. Service offerings include inbound logistics, warehousing and distribution, fulfillment, contract packaging and product configuration, systems integration, returns process and disposition, test, repair, refurbishment, and product liquidation. FedEx Supply Chain has a small number of employees who are members of unions.
FedEx Supply Chain’s FedEx Fulfillment e-commerce solution helps small and medium-sized businesses fulfill orders from multiple channels, including websites and online marketplaces, and manage inventory for their retail stores. The FedEx Fulfillment platform is designed to be an easy-to-use and all-in-one logistics solution through which customers have complete visibility into their products, giving them an easy way to track items, manage inventory, analyze trends, and make more informed decisions by better understanding shoppers’ spending behaviors.
On July 1, 2026, FedEx announced that it would sell its FedEx Supply Chain business to CMA CGM Group for $1.4 billion as part of a strategic portfolio streamlining effort. The transaction is expected to close in the second half of calendar year 2026. Upon completion of the sale, FedEx will no longer consolidate FedEx Supply Chain and FedEx Supply Chain will no longer be included in “Corporate, other, and eliminations” in our segment reporting.
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
Competitors for Express U.S. Domestic include other package delivery concerns, principally United Parcel Service, Inc. (“UPS”), passenger airlines offering express package services, regional delivery companies, air freight forwarders, and the USPS. Express International competitors are principally DHL, UPS, DPD (a subsidiary of France’s La Poste’s GeoPost), General Logistics Systems (a Royal Mail-owned parcel delivery group), foreign postal authorities, passenger airlines, air freight forwarders, regional carriers, and all-cargo airlines. We also compete with startup companies that combine technology with crowdsourcing to focus on local market needs. In addition, some high-volume package shippers, such as Amazon.com, are developing and implementing in-house delivery capabilities and utilizing independent contractors and delivery service providers for deliveries, and may be considered competitors in addition to customers. For example, Amazon.com has established a network of hubs, aircraft, and vehicles, recently began offering an LTL freight service for inbound shipments to its distribution facilities, and has offered its internal delivery capabilities broadly to third parties. Many of Express International’s competitors are government-owned, -controlled, or -subsidized carriers, which may have greater resources, lower costs, less profit sensitivity, and more favorable operating conditions than Express International. For more information, see “Item 1A. Risk Factors” of this Annual Report.
Customer-Driven Technology
FedEx is a world leader in technology, and late FedEx founder and long-time Chairman and Chief Executive Officer Frederick W. Smith’s vision that “the information about a package is as important as the delivery of the package itself” remains at the core of our comprehensive technology strategy. We strive to build technology solutions that will solve our customers’ business problems with simplicity, convenience, speed, and reliability. Additionally, FedEx stands at the nexus of digital and physical networks, a crucial intersection for the success of e-commerce and time-sensitive deliveries. We continue to expand our e-commerce convenience network and explore innovative alternatives to help customers and businesses deliver. We have substantially advanced our major information technology transition from traditional mainframe computing to cloud-based systems, delivering significant benefits in flexibility, security, speed to market, and resiliency. See “FedEx Dataworks” above for more information on the solutions we are creating to enhance the end-to-end experience of our customers by making supply chains smarter for everyone.
Shipping Management and Precision Tracking
The fedex.com website is widely recognized for its speed, ease of use, and customer-focused features. The advanced tracking capability within FedEx Tracking provides customers with a consolidated view of inbound and outbound shipments. Additionally, an advanced machine learning and artificial intelligence model developed by FedEx has enhanced tracking capabilities on fedex.com, delivering greater estimated delivery date accuracy, including updates for early or delayed shipments. FedEx Virtual Assistant on fedex.com is an artificial-intelligence-enabled service that provides answers to customer shipping questions, allowing our customer service representatives and sales professionals to focus on higher-value customer interactions. During 2026, we launched confidence-based notification optimization, leveraging advanced analytics to further improve the accuracy and reliability of the estimated delivery dates and estimated delivery time windows provided to customers.
SenseAware Mobile, a FedEx innovation currently available in over 120 countries worldwide, allows customers to stay connected to their critical shipments by providing real-time updates regarding current location, temperature, relative humidity, barometric pressure readings, light exposure, shock events, tilt beyond a certain angle, and healthcare subsampling. Additionally, FedEx SenseAware ID is a lightweight sensor-based logistics device that delivers a new level of precision tracking. The enhanced location visibility provided by FedEx SenseAware ID is creating opportunities for FedEx customers to reimagine their supply chains through real-time updates on a package’s location within the Express U.S. Domestic network.
FedEx Mobile is a suite of solutions including the FedEx mobile application, FedEx mobile website, and text messaging. The FedEx Mobile app provides convenience for recipients to track packages and access FedEx Delivery Manager to customize home deliveries. Shippers can easily get rates and estimated delivery times and swiftly create a shipping label. All users can quickly find the nearest FedEx location for Hold at Location or drop-off. It is available on Android and Apple devices. The FedEx Mobile app is available in more than 220 countries and territories and 40 languages.
FedEx Surround is a visibility platform that allows customers to view and manage shipments in one place. The tool provides global visibility into shipments with package-level insights in near real-time. Advanced features include predictive delay notifications, weather advisories, and customizable views and reports and intervention capability.
FedEx also offers Picture Proof of Delivery for express and ground residential deliveries in the U.S. and Canada that are released without a signature. The capability has since expanded to over 60 countries and territories globally. Additionally, our FedEx Ship Manager suite of solutions has offered a wide range of options to help our customers manage their parcel and freight shipping and associated processes.
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
In January 2026, we announced FedEx Tracking+ and FedEx Returns+, AI-powered, white-labeled post-purchase solutions designed for enterprise customers and embedded directly within merchants’ digital channels. These solutions provide real-time delivery and returns visibility, automate responses to common customer inquiries, enable proactive and personalized customer communications, and deliver analytics to help businesses identify operational issues and improve performance. By integrating these capabilities into the post-purchase experience, these solutions help customers strengthen brand engagement, reduce support demand, and enhance overall customer satisfaction. We are scaling adoption in the United States and evaluating expansion opportunities internationally and across additional customer segments.
The FedEx retail convenience network also utilizes third-party retailers to receive and hold packages for FedEx customers. The U.S. retail convenience network has grown to include over 15,000 Walgreens and Dollar General stores in addition to our approximately 2,000 FedEx Office locations and over 500 FedEx Ship Centers. In addition to allowing for an easy returns and drop-off experience for shoppers, the retail convenience network is well positioned to serve as a “buy online, pickup in store” network for small and medium merchants without brick-and-mortar locations. We have also added FedEx Returns Technology at Walgreens locations, which allows for in-store printing of return shipping labels and eliminates the need to include a return label in every package.
We have expanded e-commerce delivery options for retailers with FedEx Extra Hours, a service that enables participating retailers to fulfill e-commerce orders into the evening and receive late pickups by Express U.S. Domestic, with next-day local delivery and two-day shipping to any address in the continental U.S. FedEx Extra Hours, which is currently available to select customers, allows retailers to extend evening order cutoff times by five to eight hours, with some as late as midnight, depending on their current order fulfillment process.
In March 2026, we launched FedEx SameDay Local, a technology-enabled delivery solution that expands our last-mile capabilities and supports increasing demand for faster and more flexible delivery options. This offering integrates into retailer checkout experiences, enabling customers to provide greater choice and convenience to end consumers while benefiting from real-time visibility and delivery updates. FedEx SameDay Local supports evolving customer expectations and strengthens our ability to participate in same-day and on-demand delivery opportunities.
In May 2026, we introduced an AI-driven assistant within the FedEx Developer Portal to help developers more efficiently access documentation, receive real-time technical guidance, and accelerate integrations with FedEx digital services. Also in 2026, we announced separate strategic partnerships with ServiceNow and Dun & Bradstreet to provide customers with more intelligent supply chain solutions powered by FedEx Dataworks. These collaborations include AI-powered workflows designed to improve supply chain visibility, exception management, and procurement decision-making, as well as predictive insights that help identify supplier risk and retail supply and demand trends.
See “The Environment” below for information about our FedEx Sustainability Insights tool, which gives customers and suppliers access to estimated CO2e emission data associated with FedEx shipments.
Autonomous Solutions
FedEx continues to explore the use of autonomous delivery technology within its operations. We continued our ongoing pilot program with Aurora Innovation, Inc. (“Aurora”) and PACCAR Inc. (“PACCAR”) to test Aurora’s autonomous driving technology in PACCAR autonomous vehicle platform-equipped trucks within FedEx linehaul operations. Throughout the pilot, we have tested multiple lanes and trailer configurations to evaluate performance across a range of real-world operating conditions.
Marketing
The FedEx brand name symbolizes outstanding service, reliability, and speed. Emphasis is continually placed on promoting and protecting the FedEx brand, one of our most important assets. As a result, FedEx is one of the most widely recognized brands in the world. In addition to television, print, and digital advertising, we promote the FedEx brand through sponsorships and special events. For example, FedEx sponsors:
•FedEx is the “Official Delivery Service Sponsor” and “Official Office Services Provider” of the NFL, through which we conduct events and other activities to promote the FedEx brand, such as the “FedEx Air & Ground” NFL Players of the Week and Players of the Year Awards.
•The Union of European Football Associations (UEFA) Champions League, which is broadcast in over 200 countries and territories worldwide.
•The season-long FedExCup competition on the PGA Tour, and the FedEx St. Jude Championship, a PGA Tour event that has raised millions of dollars for St. Jude Children’s Research Hospital and is one of three annual FedExCup playoff events.
•FedExForum in Memphis, Tennessee, a multipurpose sports and entertainment arena that serves as the home arena for the NBA’s Memphis Grizzlies and the University of Memphis men’s basketball team.

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
Trademarks
We own numerous trademarks and intellectual property rights relating to the “FedEx” trademark. Those trademarks, service marks, and trade names are essential to our worldwide business, and include FedEx, FedEx Express, FedEx Ground, FedEx Office, FedEx Logistics, FedEx Dataworks, and FedEx Supply Chain. We also own other trademarks which we license for use in other lines of business. In connection with the Spin-Off, we licensed the use of FedEx Freight and FedEx Custom Critical to FedEx Freight Holding. FedEx takes active measures to enforce its intellectual property rights where appropriate.
Regulation
Air. Under the Federal Aviation Act of 1958, as amended (the “Federal Aviation Act”), both the U.S. Department of Transportation (“DOT”) and the Federal Aviation Administration (“FAA”) exercise regulatory authority over FedEx’s air operations. The FAA’s regulatory authority relates primarily to operational aspects of air transportation, including aircraft standards and maintenance, as well as personnel and ground facilities, which may from time to time affect the ability of FedEx to operate its aircraft in the most efficient manner. FedEx holds an air carrier certificate granted by the FAA pursuant to Part 119 of the federal aviation regulations. This certificate is of unlimited duration and remains in effect so long as FedEx maintains its standards of safety and meets the operational requirements of the regulations.
The DOT’s authority relates primarily to economic aspects of air transportation. The DOT’s jurisdiction extends to aviation route authority and to other regulatory matters, including the transfer of route authority between carriers. FedEx holds various certificates issued by the DOT authorizing the company to engage in U.S. and international air transportation of property and mail on a worldwide basis. These certificates remain in effect as we maintain our economic fitness to perform all-cargo services following the one FedEx consolidation.
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
FedEx participates in the Civil Reserve Air Fleet (“CRAF”) program. Under this program, the U.S. Department of Defense may requisition for military use certain of FedEx’s wide-bodied aircraft in the event of a declared need, including a national emergency. FedEx would be compensated for the operation of any aircraft requisitioned under the CRAF program at standard contract rates established each year in the normal course of awarding contracts. Through its participation in the CRAF program, FedEx is entitled to bid on peacetime military cargo charter business. FedEx, together with a consortium of other carriers, currently contracts with the U.S. government for such charter flights.
See “Item 1A. Risk Factors” of this Annual Report for discussion of regulations related to pilots, including the proposed pilot flight and duty time regulations, that could affect our business.
Ground. The ground transportation performed by employees of FedEx and by service providers is integral to its air transportation services. The enactment of the Federal Aviation Administration Authorization Act of 1994 abrogated the authority of states to regulate the rates, routes, or services of intermodal all-cargo air carriers and most motor carriers. States may now only exercise jurisdiction over safety and insurance. FedEx is registered in those states that require registration.
The interstate operations of FedEx that conduct certain linehaul and pick-up and delivery operations are currently regulated by the DOT and the Federal Motor Carrier Safety Administration, which retain oversight authority over federally regulated motor carriers. Federal law preempts the regulation by the states of rates, routes, and services in interstate freight transportation. Like other interstate motor carriers, our operations are subject to certain DOT safety requirements governing interstate operations. In addition, vehicle weight and dimensions remain subject to both federal and state regulations.
International. FedEx’s international authority permits it to carry cargo and mail from points in its U.S. route system to numerous points throughout the world. The DOT regulates international routes and practices and is authorized to investigate and take action against discriminatory treatment of U.S. air carriers abroad. The right of a U.S. carrier to serve foreign points is subject to the DOT’s approval and generally requires a bilateral agreement between the U.S. and the foreign government. In addition, the carrier must then be granted the permission of such foreign government to provide specific flights and services. The regulatory environment for global aviation rights may from time to time impair the ability of FedEx to operate its air network in the most efficient manner, and efficient operations often utilize open skies provisions of aviation agreements. Additionally, global air cargo carriers, such as FedEx, are subject to current and potential additional aviation security regulation by U.S. and foreign governments.
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
Environmental
Noise: The FAA, with the assistance of the U.S. Environmental Protection Agency (“EPA”), is authorized to establish standards governing aircraft noise. FedEx’s aircraft fleet is in compliance with current FAA noise standards. Although the Airport Noise and Capacity Act of 1990 established a National Noise Policy that enables certain airport operators to implement noise abatement programs, it created an opportunity for FedEx to plan for noise reduction and better respond to local noise constraints. Additionally, certain U.S. airport operators have implemented local noise regulations, and certain foreign jurisdictions impose noise-based limitations on airline operations. Neither the National Noise Policy nor any domestic or foreign local noise regulations have a material effect in any of FedEx’s significant markets.
Greenhouse Gas Emissions: Views about climate change, including the effect of global warming, have led to significant U.S. and international legislative and regulatory efforts to limit greenhouse gas (“GHG”) emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering GHG regulatory requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation of climate change. In 2016, the International Civil Aviation Organization (“ICAO”) formally adopted a global, market-based emissions offset program known as the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”) in lieu of a patchwork of country-level requirements to address emissions from international flights. This program established a goal for the aviation industry to achieve carbon neutral growth in international aviation beginning in calendar 2021. Any growth above a global industry emissions baseline would need to be addressed using either eligible carbon offset credits or qualifying sustainable aviation fuel (“SAF”) purchases. As a result of the COVID-19 pandemic’s effect on international aviation, during the pilot phase of the CORSIA program (from calendar 2021 to calendar 2023), flight activity did not exceed the baseline, so airlines had no offsetting obligations. During the subsequent first phase of the program, which runs from calendar 2024 to calendar 2026, flight activity is rebounding, and emissions are expected to exceed the baseline. The U.S. agreed to participate but has not fully implemented CORSIA to date. In the interim, we continue to voluntarily report our emissions data to the FAA.
Other ICAO member states are moving forward with implementing CORSIA and have taken additional action to reduce aircraft GHG emissions. For example, both the EU and the United Kingdom have implemented regulations to include aviation in the Emissions Trading Scheme (“ETS”). For the EU, under these regulations any airline with flights originating or landing in the European Economic Area (“EEA”) is subject to the ETS. Beginning in calendar 2012, airlines including FedEx were required to purchase emissions allowances or, alternatively, purchase qualifying SAF if they exceeded the number of free allowances allocated under the ETS. While the current scope of ETS has been limited to apply only to flights within the EEA through calendar 2026, the EU adopted legislation in 2023 requiring that a study be conducted in July 2026 reassessing whether the European Commission should propose to expand the scope of ETS to include international flights from the EEA based on CORSIA implementation and performance.
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
Additionally, in 2017, ICAO adopted new carbon dioxide emissions standards that would apply not only to new aircraft types as of calendar 2020, but also to new deliveries of currently in-production aircraft types from calendar 2023. ICAO established a production cutoff date of January 1, 2028 for aircraft that do not comply with these standards. The standards are considered to be especially stringent for larger aircraft weighing over 60 tons. In 2021, the EPA adopted its own aircraft and aircraft engine GHG emissions standards, which are aligned with the 2017 ICAO emissions standards, and the FAA finalized its own conforming rulemaking to implement the standards through its aircraft certification process which went into effect in April 2024. In the past, the U.S. Congress has also considered bills that would regulate GHG emissions, and some form of federal climate change legislation is possible in the future. In January 2025, the U.S. again withdrew from the Paris climate accord, an agreement among 197 countries to reduce GHG emissions. The effect of the withdrawal on future U.S. policy regarding GHG emissions and on other GHG regulation is uncertain.
Additionally, the extent to which other countries implement CORSIA could have an adverse direct or indirect effect on our business. Starting in January 2025, we were required to monitor and report the non-carbon dioxide aviation effects for certain routes in the European Union as part of the expanded scope of the ETS. In January 2027, we will be required to monitor and report non-carbon dioxide effects for all flight activity involving an airport located in the EEA. While the requirement currently is only to report and verify the non-carbon dioxide emissions, we may be required to comply with additional reporting obligations in the future. See “Item 1A. Risk Factors — Environmental, Climate, and Weather Risks — We may be affected by global climate change or by legal, regulatory, or market responses to such change” for information on disclosure requirements regarding GHG emissions and other environmental matters.
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
Hazardous Substances: U.S. federal and state authorities continue to adopt legislation and regulations restricting the use of certain per- and polyfluoroalkyl substances (“PFAS”). PFAS are used in a wide variety of consumer and industrial products, including the firefighting foams approved for use by the FAA to extinguish fuel-based fires at airports and refineries. In April 2025, the EPA announced its strategic plans to comprehensively address PFAS in air emissions, water, land, waste, and manufactured and imported products. Certain states have adopted laws banning the manufacture, sale, distribution, and/or use of firefighting foams with intentionally added PFAS. The EPA rule designating certain PFAS as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) became effective July 2024. The EPA rule could subject airlines and refineries to potential liability for cleanup of historical PFAS contamination. We could incur remediation costs for currently and formerly operated facilities. While the impact of these federal and state laws and regulations on our business and operations cannot currently be predicted, we remain committed to transitioning to PFAS-free materials for fire suppression in accordance with the framework outlined by the FAA.
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
We are also subject to other U.S. and international environmental laws and regulations relating to, among other things, the shipment of dangerous goods, the management of underground storage tanks, the discharge of effluents from our properties and equipment, and contingency planning for spills of petroleum products. Additionally, certain contractual and lease agreements governing regulated substances could trigger investigation and remediation obligations if sites become affected. FedEx has an environmental management system based on International Standardization 14001 designed to maintain compliance with these regulations and minimize our operational environmental footprint and certified all U.S. airport locations in 2022.
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

Customs Clearance, Customs Brokerage, and Freight Forwarding. Our customs clearance activities, including customs brokerage, are subject to regulation by U.S. Customs and Border Protection and other partner government agencies (for example, the Food and Drug Administration) that regulate the importation and exportation of specific products. Our freight forwarding activities are regulated by the TSA within the Department of Homeland Security, the U.S. Federal Maritime Commission (ocean freight forwarding), and the Department of Transportation (air freight forwarding). Our offshore operations are subject to similar regulation by the regulatory authorities of foreign jurisdictions.
Labor. All U.S. employees at FedEx are covered by the Railway Labor Act of 1926, as amended (the “RLA”), while labor relations within the U.S. at our other companies are governed by the National Labor Relations Act of 1935, as amended (the “NLRA”). Under the RLA, groups that wish to unionize must do so across nationwide classes of employees. The RLA also requires mandatory government-led mediation of contract disputes supervised by the National Mediation Board (“NMB”) before a union can strike or an employer can replace employees or impose contract terms. This part of the RLA helps minimize the risk of strikes that would shut down large portions of the nation’s economy. Under the NLRA, employees can unionize in small localized groups, and government-led mediation is not a required step in the negotiation process.
The RLA was originally passed to govern railroad and express carrier labor negotiations. As transportation systems evolved, the law expanded to cover airlines, which are now the dominant national transportation systems. As an express air carrier with an integrated air/ground network, FedEx and its employees have been covered by the RLA since the founding of the company. The purpose of the RLA is to provide employees a process by which to unionize (if they choose) and engage in collective bargaining while also protecting the nation’s transportation networks from damaging work stoppages and delays. Specifically, the RLA ensures that an entire transportation system, such as at FedEx, cannot be shut down by the actions of a local segment of the network.
The U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that Congress could remove most FedEx employees from the jurisdiction of the RLA, thereby exposing the FedEx network to sporadic labor disputes and the risk that small groups of employees could disrupt the entire air/ground express network. In addition, the NMB and the National Labor Relations Board (“NLRB”) have and may continue to take actions that could make it easier for our employees, and employees of service providers contracting with FedEx to conduct certain linehaul and pickup-and-delivery operations, to organize under the RLA or NLRA. For a description of these and other potential labor law changes, see “Item 1A. Risk Factors” of this Annual Report.
Data Protection. There has recently been heightened regulatory and enforcement focus relating to the collection, use, retention, transfer, and processing of personal data in the U.S. (at both the state and federal level) and internationally. For more information, see “Item 1A. Risk Factors” of this Annual Report.
Reputation and Responsibility
FedEx is one of the most trusted and respected companies in the world, and the FedEx brand name is a powerful sales and marketing tool. Among the many reputation awards we received during 2026, FedEx ranked 18th overall on FORTUNE magazine’s “World’s Most Admired Companies” list — the 26th consecutive year FedEx has ranked among the top 20 on the prestigious list. We also retained our position as the highest ranked delivery company on the overall “World’s Most Admired Companies” list. Additionally in 2026, Ethisphere, a global leader in defining and advancing the standards of ethical business practices, named FedEx as one of the “World’s Most Ethical Companies®” for the fourth consecutive year. Along with a strong reputation among customers and the general public, FedEx is widely acknowledged as a great place to work. For example, in 2026, FedEx was ranked 23rd on LinkedIn’s “The 50 best employers to grow your career in the U.S.” and was also recognized as one of Forbes’ “America’s Best Employers 2026.”
The success of our efforts is built on our sound corporate responsibility practices, which are aligned with our strategic focus. Our 2026 Corporate Responsibility Report is available at fedex.com/en-us/sustainability/reports.html. This report details progress toward our sustainability strategies, goals, and initiatives and our approach toward industry leadership in sustainability to support our strategy and values. Information in our Corporate Responsibility Report is not incorporated by reference in, and does not form part of, this Annual Report.
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

Human Resource Management
Our Culture
At FedEx, we believe our culture is a strategic asset. For more than 50 years, our People-Service-Profit philosophy has driven our unrivaled success, innovation, and resilience as a global industrial network. Our philosophy holds that when we take care of our people, they deliver outstanding service, which drives strong business results and generates the resources needed to reinvest in our team members and our operations. The Compensation and Human Resources Committee of our Board of Directors reviews and discusses with management our key human resource management strategies and programs.
Across our global network, team members are united by the Purple Promise: our shared commitment to make every FedEx experience outstanding. Our five culture values guide how we lead, collaborate, and serve — take care of each other, commit to do good, own outstanding, drive business results, and create what’s next.
Health and Safety
Protecting the health and safety of our team members, service providers, and the communities we serve is fundamental to how we operate. Our “Safety Above All” philosophy is embedded across our governance, policies, and daily operations — guiding decisions from equipment design and operational processes to training and recognition programs.
Our Board of Directors plays an active role through the Governance, Safety, and Public Policy Committee, which regularly reviews operational safety metrics and performance within the company and discusses safety-related programs and developments with management. At the enterprise level, safety is integrated into policies, technology investments, risk evaluation processes, and training programs designed to prevent incidents and strengthen a culture of accountability. We are committed to compliance with all applicable workplace health and safety regulations and collaborate with regulatory agencies to ensure ongoing adherence and continuous improvement.
Equality, Opportunity, and Diversity
As part of our longstanding commitment to opportunity and access, we organize our efforts across four interconnected pillars: Our People; Our Education and Engagement; Our Communities, Customers, and Suppliers; and Our Story.
Underpinning each of these pillars is our commitment to Equality, Opportunity, and Diversity (“EO&D”). Since our founding in 1971, we have believed that when everyone has the opportunity to grow and advance, our team members thrive and FedEx prospers. We believe that varied backgrounds, experiences, and perspectives are a source of strength that enhance innovation, decision-making, and service delivery across our network.
Regional councils across our international operations provide forums for local insight, dialogue, and alignment on equality, opportunity, diversity, and culture. These forums help inform day-to-day business practices while reinforcing enterprise-wide values. Consolidated EEO-1 Reports can be found at fedex.com/en-us/sustainability/reports.html.
Quality of Life
At FedEx, we invest in benefits that support the whole person. We support the health, safety, and well-being of our employees through a comprehensive suite of benefits designed to meet the diverse needs of our employees across the globe. These offerings help us attract and retain talent while reinforcing our People-Service-Profit philosophy. Our Global Total Rewards team conducts regular benchmarking and internal pay equity analyses to help ensure our offerings remain competitive, compliant with applicable regulations, and responsive to employee feedback. In the U.S., FedEx covers approximately 70% of total eligible health costs for more than 355,000 enrolled part-time and full-time employees and dependents (based on 2026 enrollment data). U.S. health care benefits include flexible options across medical, dental, vision, pharmacy, and behavioral care, and focus on three main priorities: Access, Affordability, and Advocacy. Medical coverage starts at as low as $0 monthly contributions (premiums) for employee-only coverage. In FY26, we continued to evaluate, enhance, and streamline our benefits portfolio across the globe to provide more access to care and strengthen work-life balance support.
Learning and Development
We are committed to equipping team members with the tools, training, and support to grow their careers at FedEx. All new hires complete onboarding training tailored to individual roles, including safety, security, compliance, and sustainability. Function-specific programs develop power skills, technical expertise, and regulatory competencies across frontline, operations, and professional roles. Compliance training remains central to strengthening enterprise-wide risk awareness. In 2026, we launched an enterprise-wide AI Literacy Program for all team members to provide knowledge and skills to use AI responsibly and effectively and to build AI confidence and capability across FedEx.

Executive development includes onboarding and transition support, content to hone leadership capabilities, and executive coaching. Our global succession management process proactively identifies and develops high-potential talent through objective assessments, tailored development, and transparent governance, providing enterprise-wide visibility into our leadership pipeline and ensuring leadership continuity and resilience across our worldwide operations.
Talent Acquisition, Engagement, and Turnover
Our global team is at the heart of our performance, reputation, and resilience. We work to attract and retain high-performing team members by aligning our human resource strategy with the evolving needs of the business and the expectations of our team members. From hiring and onboarding to upskilling and engagement, we are focused on supporting team members throughout their entire employment lifecycle. We have strengthened internal talent pipelines through targeted development programs which include job-specific training and reskilling efforts such as the Driver Development program, which prepares team members to operate tractor-trailers, and training to support new operational roles tied to evolving technologies, including EVs, cargo bikes, and e-motorcycles.
Our recruiting practices are designed to identify high-quality candidates while maintaining compliance with labor regulations. We conduct periodic labor practice audits and use performance data to strengthen hiring outcomes. Our hiring strategy is data-driven and aligned to enterprise priorities, enabling us to evaluate recruitment effectiveness, cost per hire, and process improvements across operating companies.
To improve both speed and candidate experience, we continue to modernize the hiring process. Our strategy uses automation, mobile tools, and digital outreach to meet candidates where they are, internally through our careers platform and externally through targeted social and digital channels. Team member feedback plays a central role in refining our human resources strategy. Our enterprise-wide global listening platform harmonizes survey timing and structure across operating companies and supports both annual engagement surveys and pulse checks, enabling consistent, data-driven decision-making at scale.
Globally, in 2026, we hired 469,000 full- and part-time team members. Turnover for part-time team members, primarily package handlers at our sorting locations, was 78%, while full-time team member turnover was 18%, in 2026. Turnover rates among part-time frontline workers in a number of industries are historically higher than among other employee groups. Within the ground transportation industry, many part-time workers pursue temporary employment opportunities that allow them to exit and re-enter the workforce more frequently based on their needs. These higher turnover rates drive elevated hiring volumes.
Other Information
As of May 31, 2026, FedEx employed approximately 300,000 permanent full-time and approximately 230,000 permanent part-time employees and utilized approximately 5,300 service providers to conduct certain linehaul and pickup-and-delivery operations.
See “Business Segments — Federal Express” for information regarding our pilots at Federal Express, who are a small number of our total employees, which are represented by the ALPA and are employed under a newly ratified CBA. A small number of our other employees are members of unions. For additional information, see “Regulation” and “Item 1A. Risk Factors.”
Our Community
The impact of our culture extends beyond the workplace to the communities where we live, work, and serve. Through non-profit partnerships, education initiatives, and employee engagement — including programs highlighted on our FedEx Cares website (visit www.fedexcares.com) — we work to expand access to opportunity and promote economic mobility.
Our collaborations focus on empowering diverse voices and providing access to leadership, education, and employment opportunities that inspire people to succeed. By reinforcing our People-Service-Profit philosophy, we aim to create long-term value for communities, customers, and FedEx alike. Team members contribute through volunteering and skills-based engagement, supported by global partnerships that advance dignity, access, and opportunity.
As One FedEx, we also support a global supplier base that includes small businesses.
The Environment
By building smarter supply chains, we aim to deliver more resilient and sustainable value for our customers and the global economy. We’re advancing a long-term strategy to reduce our climate impact, codified by our goal to reach carbon-neutral operations by 2040. Network 2.0 and our ongoing air network redesign accelerate these efforts. We have demonstrated our capabilities to reduce environmental impacts by improving the efficiency of our fleet, reducing miles driven, and minimizing route redundancies. Our climate strategy builds on this approach, while adapting to changing market conditions. It is founded on three guiding principles.
•Decarbonize what’s possible: Prioritize emissions reductions through proven technology, efficiency, and fleet modernization.
•Co-create with purpose: Collaborate across industry, government, and academia to accelerate innovation and close technology gaps.
•Neutralize what’s left: Invest in measurable, durable carbon removal solutions for residual emissions starting in 2040.
In 2021, we established an enterprise-wide goal to achieve carbon-neutral operations by 2040, encompassing Scope 1 and 2 emissions, along with Scope 3 emissions from contracted transportation. Since then, we have reduced emissions from FedEx-controlled operations by over 15%, while delivering strong revenue growth, reflecting steady progress across multiple network levers. Also, this year, the Science Based Targets initiative (“SBTi”) validated our near-term science-based emissions reduction targets, reinforcing our climate strategy and commitment to “decarbonize what’s possible” within our operations.
Even if we deploy all decarbonization efforts and technology at our disposal, there will be emissions remaining in 2040. Therefore, we will need proven and durable carbon removal solutions available for us to meet our carbon-neutral goal. If we don’t invest and support this nascent industry today, effective solutions will not be available when we and our industry need to avert the worst impacts of climate change. For this reason, we have helped establish the Yale Center for Natural Carbon Capture, empowering Yale scientists to rapidly advance research on nature-based, durable carbon dioxide removal solutions. Our support has helped to enable faster transition of several solutions from lab to commercial application, driving a robust pipeline of solutions to add future supply of carbon credits that are measurable, verifiable, and durable to both the compliance and voluntary marketplace.
We align our assessment and reporting approach with the recommendations from the Global Reporting Initiative, Sustainability Accounting Standards Board, the Task Force on Climate-related Financial Disclosures, and applicable mandatory disclosure requirements. Evaluation of climate-related physical and transition risk is integrated into our enterprise risk management process (“ERM”), which identifies and reports top enterprise risks in the short-, medium-, and long-term through industry research, surveys, and workshops with business leaders. Separately, FedEx has conducted a dedicated Climate Risk Assessment to further analyze climate-related impacts, risks, and opportunities. This assessment complements the ERM framework and informs ongoing risk management and strategic planning. Based on the risks identified, specific contingency plans and strategies are formulated to minimize potential adverse effects on our business.
Sustainable Aviation Fuels, Aircraft Fuel Conservation, and Fleet Modernization
Our aircraft operations are the largest contributor to our emissions footprint, and aviation fuel also represents one of our largest expenses. To reduce emissions and strengthen the operational resilience of our air networks, we are focused on two central strategies: sourcing cost-competitive sustainable aviation fuel (“SAF”) and improving efficiency through fleet modernization and fuel conservation.
Beginning in May 2025, FedEx executed five SAF offtake agreements designed to bring more than 16.5 million gallons of blended SAF deployed at a minimum blend ratio of 30% online across five U.S. airports: Los Angeles (LAX), Chicago O’Hare (ORD), Miami (MIA), Dallas Fort Worth (DFW), and New York-JFK International (JFK). These efforts support our goal to source 30% of jet fuel blended with alternative sources by 2030. In addition to voluntary procurement, we also comply with SAF blending mandates in regions across the globe.
Modernizing our fleet of 700 aircraft remains one of the most impactful ways to improve fuel efficiency while reducing emissions and operating costs. In 2025, we saved 120 million gallons of jet fuel through our aircraft modernization efforts. These included the ongoing retirement of less efficient three-engine aircraft and the integration of newer, fuel-efficient models that reduce emissions per package-mile. These efforts build on our multi-year modernization program, including a retirement strategy for our remaining three-engine aircraft by 2032. In addition, the FedEx Fuel Sense program, launched in 2006, continues to deliver meaningful fuel savings through continuing operational efficiency measures, like real-time route optimization and automated fuel tracking, incorporated into daily operations. Through these fleet modernization and fuel conservation efforts we have reduced our aircraft emissions intensity by over 32% from a 2005 baseline and have set a target to further reduce our aircraft emissions intensity by 40% by 2034.
While FedEx works extensively to modernize our air fleet and conserve fuel, our future emissions reduction ambition relies on reducing emissions with SAF. We continue to work closely with industry coalitions, governments, and non-government organizations to scale SAF supply and signal long-term demand for low-carbon fuel innovation. Concerted support must be part of global policy frameworks, including incentives to increase production to achieve requisite SAF market growth.

Vehicle Electrification and Alternative Fuels
Our approach to our surface operations prioritizes pairing the right vehicle with the right route while balancing emissions reduction, local regulatory requirements, and performance demands. Electrification and alternative fuels present a significant opportunity to reduce the environmental impact of our global ground fleet, which includes more than 180,000 motorized vehicles including pickup-and-delivery (“PUD”) vans, long-haul trucks, airport ground equipment, and off-road vehicles.
FedEx continues its phased approach to fleet electrification. During this time, 50% of all purchase orders issued for our owned PUD fleet were for electric vehicles (“EVs”). FedEx now operates nearly 9,500 on- and off-road EVs across our global fleet. These milestones reflect continued progress during a period of significant network transformation, closely aligned with our broader network redesign, which is reshaping how fleets and infrastructure are deployed across our operations.
As Network 2.0 transformation continues to streamline PUD operations and reduce route redundancies, fleet requirements are evolving alongside a more efficient operating model. As a result, we are reassessing the pace and scale of EV purchases against our previously stated 2030 EV purchase order goal. Future deployment plans and associated goals will be refined as the network redesign progresses toward completion in 2027. We continue to collaborate with leading vehicle manufacturers to co-develop EVs that are better suited to the demands of our Network 2.0 optimization strategy, which aims to improve delivery efficiency by redesigning routes and aligning vehicle capacity with shipment volume. In 2025, we made a strategic investment in Harbinger Motors, through its $160 million Series C funding round, supporting the development of medium-duty EV solutions, including an initial order of 53 trucks.
FedEx continues to explore new solutions to address technology gaps with heavier duty long-haul vehicles, including new battery configuration and lower-carbon drop in fuels. In 2025, FedEx advanced heavy-duty electric truck pilots across multiple markets, including deployments of Class 7 and 8 electric trucks in the U.S. and expanded trials of the eActros 300 electric tractor from Mercedes-Benz in Europe. Beyond electrification, we are testing drop-in alternative fuels, including renewable diesel and hydrotreated vegetable oil (“HVO”). Alternative fuels can offer practical solutions for heavy-duty vehicles and long-haul applications where full electrification is not yet feasible at scale.
Facility Resiliency and Renewable Energy
We operate more than 4,000 facilities across the globe, including air and ground hubs, local stations, freight service centers, and retail locations. This physical footprint presents an opportunity to improve energy efficiency, scale renewable energy, and strengthen operational resilience. Our transition to one FedEx and implementation of Network 2.0 transformation will support our sustainability efforts through the minimization of operational redundancies and reduction in our overall physical footprint.
FedEx is actively investing in renewable energy through a diversified strategy that includes on-site solar, off-site generation, utility partnerships, and exploring virtual power purchase agreements and options for energy attribute certificates. We are executing a portfolio-based energy strategy to increase renewable electricity generation and procurement across our facilities, while building the foundation for long-term electrification and grid resilience. Last year, we set mid-term renewable energy goals through calendar 2033 as we advance to our goal of having all electricity used at our facilities from renewable sources by calendar 2040. In 2025 we sourced 96.7 GWh of renewable energy and 37 facilities generated on- or off-site solar energy, up from 34 in the prior year.
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
Sustainable Customer Solutions
FedEx handles more than 18 million shipments per day across our global network. We recognize that the transportation of those goods has environmental consequences, particularly in the form of emissions and waste. This is why we’re expanding our tools, technologies, and packaging solutions to help customers reduce their environmental impact while meeting the demands of a growing e-commerce economy.
We integrate circularity principles into our package design to minimize our environmental impact while protecting shipments from damage and loss. For example, our Reusable Padded Pak is designed to reduce single-use packaging in e-commerce shipping and returns. In 2025, the FedEx Packaging Lab advanced its collaboration with Returnity to develop a reusable packaging system for B2B shippers. The solution is designed to address common barriers to adoption by eliminating handling fees typically associated with alternative packaging formats, enabling a more seamless transition from single use to reusable packaging. To help us source our packaging materials responsibly, we also seek relevant third-party certifications. In 2025, 86% of FedEx packaging materials were from third-party certified sources.
Our FedEx Sustainability Insights (“FSI”) tool gives our customers and suppliers access to estimated CO2e emissions data associated with their FedEx shipments, from the individual package to account levels, enabling them to understand their environmental impact and drive informed supply chain decisions. This tool enables greater transparency for customers to inform their emissions reporting, understand their carbon footprint, and make informed decisions about their shipping patterns. The platform is developed in alignment with the Greenhouse Gas Protocol and the Global Logistics Emissions Council framework and includes forecasting and predictive modeling capabilities for U.S.-based users. Launched globally in 2024, FSI is currently translated into more than 30 languages and available in over 100 markets. In 2025, over 30,000 emissions reports were generated from the tool. Providing our customers with this level of information empowers them to gain a better understanding of their Scope 3 emissions generated from their shipping activities with us and enables service selections that meet their business needs and sustainability aspirations.
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
ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, reputation, operating results (including components of our financial results), financial condition, cash flows, liquidity, and the price of our common stock. Although the risks below are organized by headings and each risk is discussed separately, many are interrelated.
Macroeconomic and Market Risks
We are directly affected by the state of the global economy and geopolitical developments. While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth — key macroeconomic measurements influenced by, among other things: inflation and deflation; international trade policies and relations; supply chain disruptions; interest rates; currency exchange rates; labor costs and unemployment levels; fuel and energy prices; inventory levels; spending patterns (including shifts from goods to services and vice versa); disposable income; debt levels; credit availability; political uncertainty; public health crises; geopolitical tensions or conflicts; emerging global trade corridors; and changes to social conditions and regulations. When individuals and companies purchase and produce fewer goods, we transport fewer shipments, and as companies move manufacturing closer to consumer markets and expand the number of distribution centers, we transport shipments shorter distances, which materially and adversely affects our revenue per shipment and results of operations. Certain manufacturers and retailers are also making investments to produce and store goods in closer proximity to supply chains and consumers. Further, the scale of our operations and our relatively high fixed-cost structure, particularly with respect to our air network, make it difficult to quickly adjust to match shifting volume levels.
The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to continued weakened business conditions for the transportation industry leading to lower shipment volumes. Additionally, recent changes in U.S. and international trade policy have further weakened business conditions for the transportation industry. Inflation and elevated interest rates are negatively affecting consumer and business spending, and we expect inflation and elevated interest rates to continue to negatively affect our results for the remainder of calendar year 2026. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
Moreover, given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the ongoing conflicts between Russia and Ukraine, the United States and Iran, and other hostilities in the Middle East, may materially and adversely affect our business and results of operations. For example, our services in Ukraine remain limited, our services in Belarus remain suspended, we have exited our operations in Russia, and our services in the Middle East are impacted. The broader consequences, duration, and evolving nature of these conflicts, which have included and may include further sanctions, embargoes, regional instability, and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; potential retaliatory action by foreign governments and other groups against us; and the increased tensions between the United States and countries in which we operate, cannot be predicted.
To the extent the continued conflicts between Russia and Ukraine, and the United States and Iran, and hostilities in the Middle East, or subsequent similar conflicts or hostilities, materially and adversely affect our business, they may also have the effect of heightening many other risks disclosed in this Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, disruptions to our global technology infrastructure, including through cyberattack or cyber-intrusion, ransomware attack, or malware attack; adverse changes in international trade policies; increased costs and unavailability of fuel; our ability to implement and execute our business strategy, particularly with regard to our international business; disruptions in global supply chains, which can limit the access of Federal Express and our service providers to vehicles and other key capital resources and increase our costs and could affect our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; our ability to maintain our strong reputation and the value of the FedEx brand; terrorist activities targeting transportation infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.
Additional changes in international trade policies, including tariffs, and relations could significantly reduce the volume of goods transported globally, increase our costs, and materially and adversely affect our business, financial condition, cash flows, and results of operations. The United States government has taken certain actions that have negatively affected United States trade, including imposing tariffs on many goods imported into the United States. Additionally, many foreign governments have imposed, and others have threatened to impose, new, expanded, or retaliatory tariffs, sanctions, embargoes, and/or quotas or trade barriers on certain goods imported from the United States. These actions have contributed to weakness in the global economy that has adversely affected our results of operations. Increased tariffs or the imposition of sanctions, and/or quotas or trade barriers may lead to lower levels of trade or heightened political tensions. Continued uncertainty and changes in global trade policies have and could continue to lead to increased tariffs, export controls, quotas, embargoes, or sanctions, which may lead to increased or volatile prices or trade limitations for goods transported globally, potentially reducing customer demand for our services. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
Additionally, the U.S. government has taken action to limit the ability of domestic companies to engage in commerce with certain foreign entities under certain circumstances, and foreign governments may investigate our compliance with these restrictions. Furthermore, given the nature of our business and our global recognizability, foreign governments may target FedEx by limiting the ability of foreign entities to do business with us in certain instances, imposing monetary or other penalties or taking other retaliatory action, which could materially and adversely affect our business, financial condition, cash flows, and results of operations, as well as the price of our common stock.
Our transportation businesses and their profitability are affected by the price and availability of jet and vehicle fuel, as well as our ability to collect fuel surcharges. We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. During 2026, higher fuel prices positively affected yields through increased fuel surcharges and negatively affected fuel expenses. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could materially and adversely affect our operating results. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. As of May 31, 2026, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations, and we currently have no plans to use derivative financial instruments for this purpose in the future.
Even if we are able to offset the cost of fuel with our surcharges, high fuel surcharges could move our customers away from our higher-yielding express services to our lower-yielding deferred or ground services or even reduce customer demand for our services altogether. In addition, disruptions in the supply of fuel could have a negative effect on our ability to operate our transportation networks. The following factors have and may continue to affect fuel prices and the supply of fuel, and have and could result in price increases and shortages in the future: weather-related events; natural disasters; political disruptions or wars involving oil-producing countries, including, economic sanctions imposed against oil-producing countries or specific industry participants; changes in governmental policy concerning fuel production, transportation, taxes, or marketing; changes in refining capacity; sustainability concerns; cyberattacks; and public and investor sentiment.

Operating Risks
The failure to successfully execute our transformation initiatives in the expected time frame and at the expected cost may materially and adversely affect our future results. Our transformation initiatives aim to improve long-term profitability, drive efficiency, lower our overhead and support costs, and transform our digital capabilities. Network 2.0 is our multi-year effort to improve the efficiency with which Federal Express picks up, transports, and delivers packages in the United States and Canada. Tricolor is our global redesign of our intercontinental air network across three distinct systems focused on priority parcel service, priority freight, and deferred parcels and freight. In January 2026, we initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international domestic operations. See “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information.
There can be no assurance that the Federal Express and legacy FedEx Ground businesses and networks, which historically operated separately and independently, can successfully be fully integrated as planned. Additionally, it is possible that the business and network integration and optimization process could result in higher-than-currently-expected costs, less-than-expected savings, the loss of customers, the disruption of ongoing businesses, union organizing, litigation, legal disputes with service providers, governmental agency challenges, the loss of key employees or service providers, or other unexpected issues. It is also possible that the overall process will take longer than currently anticipated. Additionally, the following issues, among others, must be addressed in order to realize the anticipated timing and projected benefits of our transformation initiatives:
•our ability to maintain coverage of U.S. employees under the RLA and successfully manage challenges to the employment status of drivers employed by service providers utilized in certain linehaul and pickup-and-delivery operations, in addition to other labor-related risks;
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
•managing the closure and consolidation of certain buildings and the movement of certain positions, functions, or work to different locations or to third party vendors;
•obtaining any required regulatory licenses, operating authority, or contractual consents; and
•managing unforeseen increased expenses or delays associated with the transformation process.
We may be unable to achieve the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, and other benefits from our transformation initiatives (including our technology infrastructure, adopting and utilizing AI and machine learning technologies). The actual amount and timing of costs to be incurred and related cost savings and reductions to our permanent cost structure resulting from these initiatives and enhancements may differ from our current expectations and estimates. These initiatives and enhancements could also result in asset impairment charges and changes to our tax liabilities and deferred tax balances and subject us to litigation. If we are not able to successfully implement our transformation initiatives, our future financial results will suffer and we may not be able to achieve our financial performance goals.
All of these factors could adversely affect our results of operations and negatively affect the price of our common stock. In addition, at times the attention of certain members of our management may be focused on our transformation initiatives and diverted from day-to-day business operations, which may disrupt our business.
A significant data breach or other disruption to our technology infrastructure could disrupt our operations and result in the loss of critical sensitive or confidential information, adversely affecting our reputation, business, or results of operations. Our ability to attract and retain customers, efficiently operate our businesses, execute our business strategy, conduct transformation initiatives, and compete effectively increasingly depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information including the sensitive and personal information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations.

We are subject to risks imposed by data breaches and operational disruptions, both random and targeted, including through cyberattack or cyber-intrusion, ransomware attack, malware attack, or denial-of-service attack by computer hackers, foreign governments and state-sponsored actors, cyber terrorists and hacktivists, cyber criminals, malicious employees or other insiders of Federal Express or third-party service providers, and other groups and individuals. Data breaches and other technological disruptions of companies and governments continue to increase as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased and we, our customers, and third parties increasingly store and transmit data by means of connected information technology systems. Additionally, risks such as code anomalies, “Acts of God,” transitional challenges in migrating operating company functionality to our FedEx enterprise automation platforms, data leakage, cyber-fraud, and human error pose a direct threat to our products, services, systems, and data and could result in unauthorized intrusion or block legitimate access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. The rapid evolution and increased sophistication, availability, and use of emerging technologies such as AI technologies and machine learning by us, our customers, suppliers, business partners, third-party providers, and bad actors may increase the likelihood of the occurrence of data breaches and operational disruptions.
We also depend on and interact with the technology and systems of third parties for a variety of reasons, including AI-enabled technologies, encryption and authentication technology, employee email, and other communication technologies, cloud services, delivery services, back-office support, and other functions. Certain third parties host, process, or have access to information we maintain about our company, customers, employees, and vendors and/or operate systems that are critical to our business operations and services. Like us, these third parties are subject to risks imposed by data breaches, cyberattacks, and other events or actions that could damage, disrupt, or close their networks or systems. We have security processes, protocols, and standards in place, including contractual provisions requiring such security measures, that are applicable to such third parties and are designed to protect information that is held by them, or to which they have access, as a result of their engagements with us. A cyberattack has and may in the future defeat one or more of such third parties’ security measures, allowing an attacker to obtain information about our company, customers, employees, and vendors or disrupt our operations. Certain third parties also have and may in the future experience operational disruptions or human error that could result in unauthorized access to sensitive or confidential data regarding our operations, customers, employees, and suppliers, including personal information. See “Failure of third-party service providers, vendors, or suppliers to perform as expected, or disruptions in our relationships with such third parties or their provision of services to Federal Express, could materially and adversely affect our business, financial condition, cash flows, and results of operations.”
From time to time we experience disruptions to our complex, global technology infrastructure, including our computer systems and websites. Such events could result in the loss of confidential business or customer information; require substantial repairs or replacements, resulting in significant costs; and lead to the temporary or permanent transfer by customers of some or all of their business to our competitors. The foregoing could harm our reputation and adversely affect our business, customer service, and results of operations. Additionally, a security breach could require us to devote significant management resources to address the problems created. These types of adverse effects could also occur in the event the confidentiality, integrity, or availability of company and customer information was compromised due to a data loss by Federal Express or a trusted third party.
We or the third parties with which we share information may not discover any security breach and loss of information for a significant period of time after the security breach occurs. Even if we detect a cybersecurity incident, the nature and extent of the incident may not be immediately clear. It may also not be clear how best to contain and remediate any harm caused by the cybersecurity incident, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Based on the sophistication of these threat actors and the size and complexity of our information systems and network environment, among other factors, an investigation into a cybersecurity incident could take a significant amount of time to complete. In addition, while the investigation of a cybersecurity incident is ongoing, we may not know the full extent of the harm caused by a threat actor, and such harm may spread both internally and to certain customers, vendors, or other third parties. Additionally, our logging capabilities and the logging capabilities of third parties are not always complete or sufficiently detailed, which could affect our ability to fully investigate and understand the scope of security events. Given the age, size, and complexity of our network environment, operational technology, and computer systems, patches for certain vulnerabilities may not exist and, even where patches or other risk-mitigating activities are available, the development of patches or execution of risk-mitigating actions may not occur before an underlying vulnerability is exploited and results in the disruption of our operations or compromise of our information systems or data. A significant number of our employees as well as customers and others with whom we do business continue to work remotely or in hybrid models, which may heighten these risks. These risks may also be heightened by our transformation initiatives.
Furthermore, we are subject to an increasing number of cybersecurity compliance and reporting obligations in different jurisdictions that vary in their scope and application, creating conflicting reporting requirements. These factors and the time spent to comply may inhibit our ability to quickly provide complete and reliable information about the cybersecurity incident to customers, counterparties, and regulators, as well as the public. Any or all of these factors could further increase the costs and consequences of a cybersecurity incident on our business and results of operations. See “Our business is subject to complex and evolving United States and foreign laws and regulations regarding data protection and cybersecurity, which impose significant costs and regulatory risks that are likely to increase over time” for additional information on risks related to legal and regulatory developments with respect to data protection.

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
Additionally, we and our third-party service providers, vendors, and suppliers have experienced repeated attempts, some of which have been successful, by cyber criminals to gain access to customer accounts for the purposes of fraudulently diverting and misappropriating items being transported in our network, fraudulently charging shipment fees to customer accounts, and fraudulently sending e-mails to recipients purporting to be from FedEx. Our security processes and initiatives may be unable to detect or prevent a breach or disruption in the future.
Although we do not believe the cyber incidents and other systems disruptions that we and our third-party service providers have experienced to date have had a material effect on our business, there is no guarantee that a future cybersecurity threat or incident will be detected and remediated to not materially and adversely affect our business strategy, reputation, results of operations, or financial condition. While we believe we devote significant resources to network security, disaster recovery, employee training and other measures to secure our information technology systems and prevent unauthorized access to or loss of data, there are no guarantees that they will be adequate to safeguard against all cyber incidents, systems disruptions, system compromises or misuses of data.
We are increasingly utilizing AI within our operations. The development and deployment of AI technologies involve significant risks and uncertainties, and our ability to successfully implement and use AI technologies depends on a variety of factors, including the reliability, accuracy, security, and effectiveness of the technologies; the availability of qualified personnel and technical infrastructure; the performance of third-party vendors and service providers; evolving regulatory requirements and industry standards; and customer and market acceptance. AI technologies are rapidly evolving and may produce inaccurate, flawed, or unintended outputs or outcomes. Our use of AI may also increase risks related to cybersecurity, data privacy, intellectual property, confidentiality, regulatory compliance, and reputational harm. In addition, evolving laws, regulations, and governmental guidance relating to AI may require us to incur additional compliance costs, change our business practices, or limit our ability to develop or use AI technologies. Our competitors may also adopt AI technologies more quickly or more effectively than we do. Further, our investments in AI technologies may not improve our services, operations, efficiency, or profitability to the extent anticipated and may divert resources from other strategic initiatives. Any failure to successfully develop, implement, manage, or use AI technologies in a timely, compliant, and responsible manner could adversely affect our business, reputation, results of operations, or financial condition.
We are self-insured for certain costs associated with our operations, and insurance and claims expenses could materially and adversely affect our business, financial condition, cash flows, and results of operations. We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. Our self-insurance accruals are primarily based on estimated costs determined by actuarial methods. Estimated costs include consideration of a variety of factors and related assumptions such as the severity of claims, frequency and volume of claims, healthcare inflation, seasonality, and plan designs, which may be subject to a high degree of variability. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known, which may be several years. Material increases in the magnitude of claims, changes to healthcare costs, accident frequency and severity, insurance retention levels, judgment and settlement amounts, associated legal expenses, and other factors could result in unfavorable differences between actual self-insurance costs and our reserve estimates. As a result, our insurance and claims costs could materially increase in the future, which could adversely affect our results of operations and financial condition.
As a supplement to our self-insurance program, we maintain coverage with excess insurance carriers for potential losses that exceed the amounts we self-insure. Periodically, we evaluate the level of insurance coverage and adjust insurance levels based on risk tolerance, risk volatility, and premium expense. Although we believe our aggregate insurance limits should be sufficient to cover our historic claims amounts, we can provide no assurance that such coverage will be adequate to protect us from costs incurred with certain events. For example, the commercial trucking industry has experienced a wave of blockbuster or so-called “nuclear” verdicts, including some instances in which juries have awarded hundreds of millions of dollars to those injured in accidents and their families. Given this trend, it is possible that additional claims could exceed our aggregate coverage limits. If a claim were to exceed our aggregate insurance coverage, we would bear the excess exposure not covered by excess insurance carriers. Given the current claims environment, the amount of coverage available from excess insurance carriers is decreasing, the premiums for this excess coverage are increasing significantly, and excess insurance carriers are challenging insurance claims more frequently. Accordingly, our excess insurance and claims expenses may continue to increase, or we could further increase our exposure not covered by excess insurance carriers as policies are renewed or replaced. Our results of operations and financial condition could continue to be adversely affected if our costs or losses significantly exceed our aggregate coverage limits, we are unable to obtain excess insurance coverage in amounts we deem sufficient, our insurance carriers fail to pay on our insurance claims, or we experience a claim for which coverage is not provided.

The transportation infrastructure continues to be a target of terrorist activities. Because transportation assets continue to be a target of terrorist activities, governments around the world are adopting or are considering adopting stricter security requirements that will increase operating costs and potentially slow service for businesses, including those in the transportation industry. These security requirements change periodically as the result of regulatory and legislative requirements, imposing additional security costs and creating a level of uncertainty for our operations. For example, the TSA requires Federal Express to comply with a Full All-Cargo Aircraft Operator Standard Security Plan, which contains evolving and strict security requirements. It is reasonably possible that these rules or other future security requirements could impose material costs on us or slow our service to our customers. The effects on our operations of avoiding areas of the world, including airspace, in which there are geopolitical conflicts and the targeting of aircraft by parties to those conflicts can also be significant. Moreover, a terrorist attack, or acts of sabotage by nation state actors using hybrid operations, directed at Federal Express or other aspects of the transportation infrastructure could disrupt our operations and adversely affect demand for our services.
Failure of third-party service providers, vendors, and suppliers to perform as expected, or disruptions in our relationships with such third parties or their provision of services to FedEx, could materially and adversely affect our business, financial condition, cash flows, and results of operations. FedEx has engaged third-party service providers, vendors, and suppliers to perform certain key functions, including the provision of information technology infrastructure, application development, maintenance and support, and end-user support services. There can be no assurance that our third-party service providers, vendors, and suppliers will perform contractual service obligations or adhere to compliance requirements, and such service providers, vendors, and suppliers may suffer disruptions to their systems, labor groups, or supply chains that could adversely affect their services. FedEx may also have disagreements with such service providers, vendors, or suppliers, and related contracts may be terminated or may not be extended or renewed. Additionally, from time to time third-party service providers, vendors, or suppliers have engaged in fraudulent activities in the course of their business relationships with FedEx. Any of the foregoing could disrupt our operations and result in a material adverse effect on our reputation, business, or results of operations.
The effects of a widespread outbreak of an illness or any other communicable disease or public health crisis could materially and adversely affect our business, results of operations, cash flows, and financial condition. A widespread outbreak of an illness or any other communicable disease or public health crisis could have varying effects on the demand for our services, our business operations, and the North American and global economies and supply chains. The extent of the effect of such an event on our business, results of operations, and financial condition, as well as the North American and global economies, will be dictated by developments that cannot be predicted, such as: its duration and spread; the success of efforts to contain it and treat its effects, including travel bans and restrictions, quarantines, shelter-in-place orders, business and government shutdowns, and other restrictions; the possibility of additional subsequent widespread outbreaks and variant strains and the effect of actions taken in response; and the resulting effects on the economic conditions in the markets in which we operate.
Our business is labor and capital intensive in nature, which may require us to incur higher costs to operate our networks during such an event. If we are unable to remain agile and flex our networks to align with shipping volumes, customer needs, disrupted global supply chains, and other network inefficiencies, market demands, and operating conditions, or are unable to continuously respond to evolving governmental policies, our business operations could be negatively affected, which could have a further adverse effect on our results of operations. Further, due to the size, scope, and geographically dispersed nature of our operations, the expenses we incur to protect the health and safety of our team members and customers may be higher than similar expenses incurred by companies in other industries.
To the extent a widespread outbreak of an illness or any other communicable disease or public health crisis adversely affects our business and financial results, it may also have the effect of heightening many other risks described in this section, any of which could materially and adversely affect our business, results of operations, cash flows, and financial condition. Such risks include, but are not limited to, additional changes in the state of the global economy and international trade policies and relations; our ability to execute our transformation initiatives, implement our business strategy, and effectively respond to changes in market dynamics and customer preferences; our strong reputation and the value of the FedEx brand; our ability to meet our labor and purchased transportation needs while controlling related costs; our ability to achieve our goal of carbon neutrality for our global operations by calendar 2040; and the effect of litigation or claims from customers, team members, suppliers, regulators, or other third parties relating to the crisis or our actions in response.
Strategic Risks
Failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences will cause our future financial results to suffer. We are making significant investments and other decisions in connection with our long-term business strategy, such as those related to our transformation initiatives. See “The failure to successfully execute our transformation initiatives in the expected time frame and at the expected cost may materially and adversely affect our future results.” above and “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for additional information. In addition, we are investing in data insight solutions intended to drive supply chain efficiency for our customers.

Such initiatives and enhancements may require us to make significant capital expenditures or incur significant expenses. We have also incurred, and may continue to incur, increased operating expenses in connection with certain changes to our business strategy. We may not be able to derive the expected operational efficiencies and network flexibility, alignment of our cost base with demand, cost savings and reductions to our permanent cost structure, digital revenue growth, and other benefits from our strategic investments and other decisions. For example, in January 2026, we initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international and domestic operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information. The execution of the programs is subject to a consultation process in accordance with local country processes and regulations. The actual amount and timing of business optimization costs and related cost savings resulting from the workforce reduction plan are dependent on local country consultation processes and regulations and negotiated social plans and may differ from our current expectations and estimates. If we are not able to successfully implement this plan, our future financial results may suffer.
Further, in developing our business strategy, we make certain assumptions including, but not limited to, those related to customer demand and the mix of services to be purchased by our customers, the future rate of e-commerce growth and inventory restocking, passenger airline cargo capacity, competition, and the global economy, and actual market, economic, and other conditions may be different from our assumptions. As technology (including AI and machine learning), customer behavior, and market conditions continue to evolve, it is important that we maintain the relevance of our brand and service offerings to our customers. If we are not able to successfully implement our business strategy and effectively respond to changes in technology, customer preferences, and market dynamics, our future financial results will suffer. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Strategy.”
We may not be able to achieve our calendar 2029 financial performance targets. On February 12, 2026, we announced a comprehensive multi-year financial framework with financial performance targets for 2029. Our ability to achieve these goals is dependent on a number of factors, including the other risk factors described in this Annual Report. We may fail to achieve our long-term financial performance targets if we are unsuccessful in implementing our strategies, our estimates or assumptions change, or for any other reason. Our inability to achieve these targets could materially and adversely affect our results of operations and financial condition, and the price of our common stock may be negatively affected.
We may not realize the anticipated benefits from the Spin-Off, which could harm our business. On June 1, 2026, we completed the Spin-Off. We may incur significant additional expenses and challenges arising from and following the Spin-Off of the FedEx Freight business. We may not be able to achieve the full strategic, financial, operational, or other benefits that are expected to result from the Spin-Off, and the anticipated benefits of the Spin-Off are based on a number of assumptions, some of which may prove incorrect. A failure to realize all or some of the expected benefits of the Spin-Off, or if such benefits are delayed, could materially and adversely affect our business, financial condition, cash flows, and results of operations. In addition, there can be no assurance that the combined value of the shares of the two separated companies will be equal to or greater than the value of our common stock had the Spin-Off not occurred.
In connection with the Spin-Off, we and FedEx Freight entered into various agreements that provide for the performance of certain services by each company for the benefit of the other, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property cross-license agreement, a trademark license agreement, stockholder and registration rights agreement, and an indemnification agreement. The separation and distribution agreement provides for cross-indemnities between us and FedEx Freight for liabilities allocated to the respective party pursuant to the terms of such agreement. If FedEx Freight or its successor entities are unable to satisfy their obligations under these agreements, we could incur operational difficulties or losses. In addition, the terms of the Spin-Off include licenses and other arrangements to provide for certain ongoing use of intellectual property in the operations of both businesses. For example, both us and FedEx Freight retain the ability to make ongoing use of certain brands and other intellectual property. As a result of this continuing shared use of brands and other intellectual property, there is a risk that conduct or events materially and adversely affecting the reputation of FedEx Freight could also materially and adversely affect our reputation.
In addition, we retained an equity interest in FedEx Freight in connection with the Spin-Off. We cannot predict the trading price of shares of FedEx Freight’s common stock and the market value of the FedEx Freight shares is subject to market volatility and other factors outside of our control. As previously disclosed, we will divest our ownership interest in FedEx Freight within twenty-four months from the Spin-Off, but there can be no assurance regarding the timing of, or timeframe over which, such divestiture or divestitures may occur, or the amount of proceeds to be received by us in connection with any such divestitures within the twenty-four month timeframe.
The Spin-Off could result in substantial tax liability to us and our stockholders. We received an opinion of counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the Spin-Off and certain related transactions as a transaction that is generally tax-free to us and our stockholders for U.S. federal income tax purposes. While the private letter ruling is generally binding on the IRS to the extent the factual representations and assumptions on which it is based are true and accurate, the opinion of our counsel is not binding on the IRS or the courts. There can be no assurance that the IRS or a court will not take a contrary position with respect to the conclusions reached in the tax opinion. If the IRS ultimately determines that the Spin-Off is taxable, then the Spin-Off could be treated as a taxable dividend or capital gain to our stockholders for U.S. federal income tax purposes, and we could incur significant U.S. tax liabilities. In connection with the Spin-Off, we entered into a tax matters agreement with FedEx Freight, pursuant to which FedEx Freight agreed to not enter into transactions that could cause the Spin-Off or any related transactions to be taxable to us and to indemnify us for any tax liability resulting from any such transaction. However, there can be no assurance that FedEx Freight would have the resources or liquidity required to indemnify us for any such tax liability.
We depend on our strong reputation and the value of the FedEx brand. FedEx is one of the most widely recognized, trusted, and respected brands in the world, and the FedEx brand is one of our most important and valuable assets. The FedEx brand name symbolizes high-quality service, reliability, and speed. In addition, we have a strong reputation among customers, team members, and the general public for high standards of corporate responsibility, governance, and ethics. The FedEx brand name and our corporate reputation are powerful tools for sales, marketing, and recruitment, and we devote significant resources to promoting and protecting them. Adverse publicity or sensationalism across media channels (whether or not justified) relating to activities including, but not limited to, the following by our team members or others with whom we do business (over whom we may have little or no control) could tarnish our reputation and reduce the value of our brand and goodwill: customer service mishaps, accidents, catastrophes, or incidents involving aircraft, vehicles, or facilities operated by us or our service providers; low safety or service levels; data breaches, cyberattacks, or technology infrastructure disruptions; utilization of emerging technologies such as AI; allegations of noncompliance with laws or claims that result in litigation; the shipment of certain items pursuant to our obligation as a common carrier operating under federal law; labor relations and workforce reductions or disruptions; our advertising campaigns, sponsorship arrangements, or marketing programs; our sustainability goals and related progress; our political activities and expenditures; or our executive compensation practices.
With the rapid growth in the use of AI and the global influence of social media outlets such as Facebook, YouTube, Instagram, X, TikTok, and other platforms, adverse publicity, whether warranted or not, can be disseminated quickly and broadly without context, making it increasingly difficult for us to effectively respond. Certain forms of technology and AI also allow users to alter or create images, videos, and other information relating to FedEx and present the information in a false or misleading manner that seems real, including attempts by third parties to masquerade as FedEx couriers and customer service agents for the purpose of deceiving and defrauding FedEx customers. Further, our actual or perceived position, lack of position, or perceived lack of transparency on environmental, social, political, public policy, labor relations, or other sensitive issues could harm our reputation with certain groups, including our customers, stockholders, team members, advocacy groups, government representatives, and regulatory bodies. Expectations regarding these matters continue to evolve and are not uniform. Although we try to adapt and maintain a balance that satisfies all of these stakeholders, we may not always be able or choose to move as quickly or in the direction that various competing interests desire or demand, which could materially and adversely impact our reputation. Damage to our reputation and loss of brand equity could reduce demand for our services and/or create difficulties in retaining and recruiting employee talent and could materially and adversely affect our business, financial condition, cash flows, and results of operations, as well as require additional resources to rebuild our reputation and restore the value of our brand and goodwill.
We face intense competition. The transportation and business services markets are both highly competitive and sensitive to price and service, especially in periods of little or no macroeconomic growth. Some of our competitors have more financial resources and competitive advantages than we do, appear willing to operate at little or no margin to gain market share, or are owned, controlled, or subsidized by foreign governments, which enables them to raise capital more easily. We face intense competition from global air freight forwarders for air freight business. We also compete with regional transportation providers that operate smaller and less capital-intensive transportation networks and startup companies that combine technology with flexible labor solutions such as crowdsourcing to focus on local market needs. In addition, some high-volume package shippers are developing and implementing in-house delivery capabilities and utilizing independent contractors for deliveries, which could in turn materially and adversely affect our business, financial condition, cash flows, and results of operations. For example, Amazon has established a network of hubs, aircraft, and vehicles, recently began offering an LTL freight service for inbound shipments to its distribution facilities, and recently began offering its internal delivery capabilities broadly to third parties. See “Item 1. Business” of this Annual Report for additional information.
We believe we compete effectively with these companies - for example, by providing more reliable service at compensatory prices. However, the existence of an irrational pricing environment could limit our ability to maintain or increase our prices (including our fuel surcharges in response to rising fuel costs), which could materially and adversely affect our results of operations. While we believe we compete effectively through our current and planned service offerings, if our current competitors or potential future competitors offer a broader range of services or better service levels, more effectively bundle their services, or offer services at lower prices, it could materially and adversely affect our business, financial condition, cash flows, and results of operations. Continued transportation industry consolidation may further increase competition. Moreover, if high-volume package shippers further develop or expand internal capabilities for the services we provide, it may reduce our revenue and could negatively affect our financial condition and results of operations. These effects could be exacerbated if high-volume package shippers offer such capabilities to third parties. News regarding such developments or expansions could also negatively affect the price of our common stock.

New and emerging technologies continue to create additional sources of competition, and if we fail to incorporate new and emerging technologies as effectively as our competitors, our competitive position may be harmed. Advancements in technology, such as advanced safety systems; automated package sorting, handling, and delivery; autonomous delivery; third-party supply chain insight and management; AI; vehicle platooning; alternative fuel vehicles; and digitization of freight services, may necessitate that we increase investments in order to remain competitive, and our customers may not be willing to accept higher rates to cover the cost of these investments. See “We may be unable to achieve or demonstrate progress on our goal of carbon neutrality for our global operations by calendar 2040.” below for additional information.
Our businesses are capital intensive, and we must make capital decisions based upon projected volume levels. We make significant investments in aircraft, package handling facilities, vehicles, technology, sort equipment, acquired companies, and other assets to support our transportation and business networks. The amount and timing of capital investments depend on various factors, including our anticipated volume growth. We must make commitments to purchase or modify aircraft years before the aircraft are actually needed based on projections of volume levels and fleet requirements, which have become more difficult to make in light of recent macroeconomic, international trade and geopolitical uncertainty and volatility. Missing our projections could result in too much or too little capacity relative to our shipping volumes. Overcapacity could lead to below-market asset dispositions or write-downs, as well as negatively affect operating margins, and undercapacity could negatively affect service levels. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations and Outlook - Consolidated Results - Asset Impairment Charges” of this Annual Report for information regarding the noncash impairment charges recorded in 2026 and 2025 in connection with our decision to permanently retire certain aircraft and related engines from service.
Our inability to execute and effectively operate, integrate, leverage, and grow acquired businesses and realize the anticipated benefits of acquisitions, joint ventures, and strategic alliances and investments could materially and adversely affect us. Our strategy for long-term growth, productivity, and profitability depends in part on our ability to make prudent strategic acquisitions and investments, form joint ventures or strategic alliances, and realize the expected benefits from these transactions. We regularly acquire businesses, enter into strategic alliances, and make investments across the more than 220 countries and territories in which we provide services.
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
We may not achieve the expected strategic or financial benefits relating to our InPost investment. We, as a member of a consortium, have entered into a conditional agreement on a recommended all-cash public offer for all issued and outstanding shares of InPost S.A. (“InPost”), which offer is subject to regulatory approvals and other conditions. Following the completion of the offer, the consortium will be structured with us holding 37%, and thereafter we and InPost intend to enter into arm’s length commercial agreements.
Because InPost would continue to operate as a standalone company and we would not control this entity and must rely on the actions of other investors and the management of the entity, we may not be able to influence key strategic or operational decisions. In addition, delays in obtaining required regulatory approvals or completing the related commercial arrangements (or failure to obtain such approvals or complete such arrangements) could materially and adversely affect the timing or value of the investment.
Even if the regulatory approvals are obtained, other conditions are met, and our commercial arrangements with InPost are finalized, there can be no assurance that our investment and the commercial agreements will achieve the strategic or financial benefits we currently expect.
Human Resource Management Risks
Labor-related disruptions and potential changes in labor laws may materially and adversely affect our business, financial condition, cash flows, and results of operations. Our business is labor intensive in nature, utilizing large numbers of employees across numerous classes, as well as service providers. Despite continual organizing attempts by labor unions, our employees in the U.S. and Canada, with the exception of our pilots, are not unionized (we acquired FedEx Supply Chain in 2015, which already had a small number of unionized employees). Additionally, certain of our employees outside of the United States and Canada are unionized. For information regarding our agreement with the union representing our pilots, see “Item 1. Business” under the caption “Business Segments – Federal Express” and Note 20 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. If we are unable to reach an agreement with any of our unionized work groups in future negotiations regarding the terms of their collective bargaining agreements, or if additional groups within our workforce become unionized, we may be subject to actual or threatened strikes, work interruptions or stoppages, which could materially and adversely affect our business, financial condition, cash flows, and results of operations.
Labor unions have continued to make attempts to organize employees at businesses and in industries that have not traditionally been unionized, and in certain instances have been successful. Such attempts could continue in 2027. Additionally, the U.S. Congress has, in the past, considered adopting changes in labor laws that would make it easier for unions to organize units of our employees. For example, there is always a possibility that legislative or administrative actions, or judicial decisions, could attempt to remove our employees from the jurisdiction of the RLA. Additionally, this jurisdiction could be challenged in connection with our recently completed one FedEx consolidation and ongoing Network 2.0 transformation initiative. For additional discussion of the RLA, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Such legislation or challenge could expose our customers to the type of service disruptions that the RLA was designed to prevent – local work stoppages in key areas that interrupt the timely flow of shipments of time-sensitive, high-value goods throughout our global network. Such disruptions could threaten our ability to provide competitively priced shipping options and ready access to global markets.
There is also the possibility that Congress could pass other labor legislation that could materially and adversely affect our operations with employees governed by the NLRA. In addition, the NMB and the NLRB have and may continue to take actions that could make it easier for our employees, as well as vendor, service provider, and supplier workforces, to organize under the RLA or NLRA. Finally, changes to federal or state laws, regulations, rules, judicial or administrative precedent, decisions or guidance governing employee classification could affect the status of service providers as independent employers of their drivers. If we are deemed to be an employer or joint employer of the drivers of these service providers, labor organizations could more easily organize these individuals, our operating costs could increase materially, and we could incur significant capital outlays and experience material and adverse effects to service levels.
Our failure to attract and retain employee talent, meet our purchased transportation needs, or maintain our company culture, as well as increases in labor and purchased transportation costs, could materially and adversely affect our business and results of operations. Our success depends upon the efforts and abilities of our high-quality employees, many of whom are longstanding FedEx team members. Difficulties in motivating, rewarding, recruiting, and retaining employee talent, including members of senior management and successors to members of senior management; failure to protect members of senior management from security threats (which certain executive officers have experienced in the past); the unexpected loss of such individuals resulting in the depletion of our institutional knowledge base; and/or our inability to successfully transition key roles could materially and adversely affect our business, results of operations, reputation, and the price of our common stock. To meet operational needs and service standards, we regularly seek to hire a large number of part-time and seasonal workers in our stations and hubs, and to contract service providers that conduct linehaul and pickup-and-delivery services.
Certain positions at FedEx have historically experienced high turnover rates, which can lead to increased recruiting, training, and retention costs. Additionally, our culture is important to providing high-quality customer service and having a productive workforce and could be materially and adversely affected by our evolving operations and other factors. If we fail to maintain the strength of our culture, our competitive ability and our business may be harmed.
Our ability to meet our labor and purchased transportation needs while controlling related costs is generally subject to numerous external factors, including the availability of qualified service providers and persons in the markets where we and our service providers operate and unemployment levels within these markets, prevailing and competitive wage rates and other benefits, health and other insurance costs, inflation, fuel and energy prices and availability, behavioral changes, adoption of new or revised employment and labor laws and regulations (including increased minimum wage requirements) or government programs, safety, and security levels of our operations, our reputation within the labor and transportation markets, changes in the business or financial soundness of service providers, interest in contracting with FedEx, and the effect of a widespread public health crisis. Additionally, certain service providers (acting collectively or in coordination in some instances) may seek to increase financial rates or modify contract terms and may refuse to provide service to Federal Express.
Our inability to effectively meet our labor and purchased transportation needs can increase our costs, hinder our ability to execute our business strategy, negatively affect service levels, and could materially and adversely affect our business, financial condition, cash flows, and results of operations. Certain of these risks may be heightened by our transformation initiatives.
In connection with the Spin-Off, we experienced and continue to experience changes in personnel and management that may involve organizational disruption and uncertainty. These changes have the potential to disrupt our business. If we fail to manage these changes successfully, we could experience significant delays or difficulty in the achievement of our strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed.
We contract with service providers to conduct certain linehaul and pickup-and-delivery operations, and the status of these service providers as direct and exclusive employers of drivers providing these services is being challenged. We are defending joint-employer cases where it is alleged that we should be treated as an employer or joint employer of the drivers employed by service providers with whom we contract to conduct certain linehaul and pickup-and-delivery operations. We incur certain costs, including legal fees, in defending the status of service providers as direct and exclusive employers of their drivers. We continue to believe that we are not an employer or joint employer of the drivers of these independent businesses. However, adverse determinations in these matters or regulatory developments could, among other things, entitle service providers’ drivers to certain wage payments and penalties from the service providers and us, and result in wages, overtime, penalties, withholding tax and benefits, and other employment-related liabilities for us. The status of the drivers employed by these service providers could be further challenged in connection with Network 2.0 transformation.
Potential changes to pilot flight and duty time regulations could impair our operations and impose substantial costs on us. In 2010, the FAA proposed regulations that would change the flight and duty time rules applicable to all-cargo air carriers. When the FAA issued final regulations in 2011 (the “2011 regulations”), all-cargo carriers, including Federal Express, were exempt from these new requirements. Instead, all-cargo carriers were required to continue complying with previously enacted flight and duty time rules and allowed to pursue the development of fatigue risk management systems to develop fatigue mitigations unique to each operation. In 2012, the FAA reaffirmed the exclusion of all-cargo carriers from the 2011 regulations, and litigation in the U.S. Court of Appeals for the District of Columbia affirmed the FAA’s decision. However, this issue remains a policy priority for certain labor groups, and the U.S. Congress periodically considers legislation that, if adopted, would require all-cargo carriers to comply with the 2011 regulations. Required compliance with the 2011 regulations could impose substantial costs on us in order to maintain operational reliability and manage pilot fatigue.
Increasing costs, the volatility of costs and funding requirements, and other legal mandates for employee benefits, especially pension and healthcare benefits, could materially and adversely affect our results of operations, financial condition, and liquidity. We sponsor programs that provide retirement benefits to most of our employees. These programs include defined benefit pension plans, defined contribution plans, and postretirement healthcare plans. The costs of providing pension and other retirement benefit plans are dependent on numerous assumptions, such as discount rates, expected long-term investment returns on plan assets, future salary increases, employee turnover, mortality, and retirement ages. Changes in actuarial assumptions and differences between the assumptions and actual values, as well as significant declines in the value of investments that fund our pension and other postretirement plans, if not offset or mitigated by a decline in plan liabilities, could increase pension and other postretirement expense, and we could be required from time to time to fund the pension plans with significant amounts of cash. Such cash funding obligations could materially and adversely affect our results of operations and liquidity. Additionally, the rules for pension and retirement benefit plan accounting are complex, involve numerous assumptions, and can produce volatility in our results of operations, financial condition, and liquidity. For example, we recognized a pre-tax, noncash MTM gain of $647 million in 2026 ($497 million, net of tax, or $2.08 per diluted share). For additional information on our MTM retirement plans accounting adjustments, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations and Outlook - Consolidated Results - Retirement Plans MTM Adjustments” and Note 12 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Environmental, Climate, and Weather Risks
We may be affected by global climate change or by legal, regulatory, or market responses to such change. Concern over climate change, including the effect of global warming, has led to significant U.S. and international governmental efforts to limit GHG emissions, including our aircraft and vehicle engine emissions. Increasingly, state and local governments are also considering environmental-related regulatory and reporting requirements. Compliance with such regulation and the associated potential cost is complicated by the fact that various countries and regions are following different approaches to the regulation and reporting of climate and other environmental matters. Increased regulation and reporting obligations regarding GHG emissions, especially aircraft or vehicle engine emissions, could impose substantial taxes, fees, and other costs on us. These include an increase in the cost of the fuel and other energy we purchase, investments required to obtain electricity capacity, and capital and impairment costs associated with updating or replacing our aircraft, vehicles, or infrastructure prematurely. Until the timing, scope, and extent of such possible regulation becomes known, we cannot predict its effect on our cost structure or our operating results. It is reasonably possible, however, that it could materially increase our operating expenses and directly or indirectly materially and adversely affect our business, if instituted. For additional discussion of regulatory responses to climate change, including CORSIA and the Paris climate accord, see “Item 1. Business” of this Annual Report under the caption “Regulation.”
We may also incur additional expenses as a result of new or expanded policies and laws in the United States and abroad regarding GHG emissions and other environmental matters. Furthermore, many countries and U.S. states in which we operate or are subject to regulation, such as Australia and California, have adopted, or are expected to adopt, additional requirements related to the disclosure of GHG emission and related matters. In many cases these requirements differ and may conflict from country to country, increasing our costs or requiring significant management time and attention. Additionally, we could be subject to climate litigation or regulatory enforcement actions, as groups, individuals, and governmental authorities affected by climate change seek to recover climate-related damages from entities they perceive as being partially responsible for human-induced climate change because of the emission of GHGs from their operations.

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
There is no assurance that we will be able to successfully execute our strategies and achieve or demonstrate progress on our calendar 2040 goal of carbon neutrality for our global operations. Additionally, we may determine that it is in our best interests to prioritize other business, social, governance, or sustainable investments and/or initiatives (such as our transformation initiatives) over the achievement of our calendar 2040 goal based on economic, regulatory, or social factors, business strategy, or other reasons. Failure to achieve or demonstrate progress on our calendar 2040 goal could damage our reputation and customer and other stakeholder relationships. Further, given investors’ and other stakeholders’ increased focus related to sustainability matters, such a failure could cause large stockholders to reduce their ownership of FedEx common stock and limit our access to financing. Such conditions could materially and adversely affect our business, results of operations, and financial condition, as well as the price of our common stock.
We may be affected by harsh weather conditions, natural disasters, conflicts or other unrest, or other terrorist or other physical attacks, and our ability to quickly and effectively restore operations following adverse weather or a localized disaster or disturbance in a key geography could materially and adversely affect our business and results of operations, cash flows, and financial condition. Our operations are exposed to adverse weather conditions and localized risks from natural or man-made disasters such as earthquakes, volcanoes, wildfires, hurricanes, tornadoes, wind gusts, floods, severe winter weather, heat waves, or extended droughts, conflicts or unrest, or subject to terrorist or other physical attacks, or other disturbances, actual or threatened. Disruptions to government agencies or personnel (including as a result of government shutdowns), disruptions at airport facilities used by us to manage our operations, labor relations and market constraints, power supplies, fuel inventory levels or other factors could result in the cancellation or delay of a significant portion of our flights and, as a result, could materially and adversely affect our business, results of operations, cash flows, and financial condition. Additionally, shifts in weather patterns caused by climate change could increase the frequency, severity, or duration of certain adverse weather conditions. We may experience reduced availability and/or increases in the cost of insurance due to such changes. Prolonged interruptions or disruptions at a key location such as our FedEx Memphis World Hub or one of our information-technology centers could materially and adversely affect our business, financial condition, cash flows and results of operations. We also may incur significant costs to reestablish or relocate these functions. Moreover, resulting economic dislocations, including supply chain and fuel disruptions, could materially and adversely affect demand for our services resulting in a material and adverse effect on our business, financial condition, cash flows and results of operations.

Other Legal, Regulatory, and Miscellaneous Risks
Government regulation and enforcement are evolving and unfavorable changes could harm our business. We are subject to regulation under a wide variety of United States federal, state, and local and non-United States government regulations, laws, policies, enforcement priorities, and actions (including through executive orders and investigations). There can be no assurance that such regulations, laws, policies, enforcement priorities, and actions will not be changed, or implemented, in ways that will decrease the demand for, or affect the provision of, our services, subject us to increased or unexpected costs, affect our reputation, or require us to modify our business models and objectives (such as our transformation initiatives), harming our financial results. In particular, legislative, executive, regulatory, judicial or other actions that the United States and non-United States governments have undertaken or could undertake, including in areas such as data privacy and sovereignty, the use of AI and other emerging technologies, taxes, foreign exchange intervention in response to currency volatility, currency controls that could restrict the movement of liquidity from particular jurisdictions, trade controls, tariffs, quotas, embargoes, or sanctions in the United States or other countries, complex economic sanctions, import and export controls, customs standards, additional security or workplace and transportation health and safety requirements, labor and employment standards (including with respect to our pilots and our service providers and their employees), enforcement of civil rights laws (such as Title VII of the Civil Rights Act of 1964) in the United States, scrutiny of human resources policies and practices, challenges to diversity-related initiatives, False Claims Act, expanded obligations under state or federal wage and hour laws, immigration and worker eligibility standards, limitations on the ability to perform work in certain locations, prohibitions against vendor or service provider engagements, worker classification, joint employment standards and liability, government contracting, state and federal antitrust, regulated commodities, environmental, climate-related, or emission standards, and accounting materially and adversely affect our results of operations, transformation initiatives, financial results or condition, capital requirements, effective tax rate, and service levels. Furthermore, some of our operations are in high-risk legal compliance environments, and the Foreign Corrupt Practices Act (the “FCPA”), similar anti-bribery laws in non-United States jurisdictions, and other compliance-related laws or regulations could result in litigation, investigations, assessment of damages, imposition of penalties, or other consequences. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.” Additionally, in light of the recently held and upcoming elections in the United States and various international jurisdictions and the issuance of Executive Orders in the United States, including those which are being litigated or courts have held are not supported by law, have caused and may continue to cause considerable uncertainty regarding changes to various aspects of existing laws, regulations, and enforcement priorities and strategies that could affect trade policies, labor matters, human resources and related policies and practices, immigration, taxes, and technological advancements, among other areas, and have a material effect on our business and results of operations, as well as on the price of our common stock.
We could be subject to adverse changes in regulations and interpretations or challenges to our tax positions. We are subject to taxation in the United States and numerous foreign jurisdictions. From time to time, changes in tax laws or regulations may be enacted that could significantly affect our overall tax liabilities and our effective tax rate. United States and foreign governmental agencies maintain focus on the taxation of multinational companies, including statutory tax rates, digital taxes, global minimum taxes (such as the framework agreed to by members of the Organization for Economic Cooperation and Development), and transactions between affiliated companies. Such changes may require new and complex computations to be performed, significant judgments, estimates, and calculations to be made, and the preparation and analysis of information not previously relevant or regularly produced.
Standard-setting bodies could interpret or issue guidance on how provisions of certain tax laws and regulations will be applied or otherwise administered that is different from our interpretation, and we may be required to make adjustments to amounts that we have recorded that may materially and adversely affect our business, financial condition, cash flows, and results of operations. See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition - Results of Operations and Outlook - Consolidated Results - Income Taxes” of this Annual Report for additional information regarding ongoing tax examinations and challenges. Additionally, see “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition—Critical Accounting Estimates - Income Taxes” of this Annual Report for information regarding estimates and potential adjustments related to our tax positions.
Our business is subject to complex and evolving United States and foreign laws and regulations regarding data protection and cybersecurity, which impose significant costs and regulatory risks that are likely to increase over time. There has recently been heightened regulatory and enforcement focus relating to the collection, use, storage, retention, transfer, and processing of personal data in the United States (at both the state and federal level) and internationally, including the EU’s General Data Protection Regulation, the United States executive order relating to sharing information with China and other covered countries, the California Consumer Privacy Act (as amended by the California Privacy Rights Act, the “CCPA”), the Virginia Consumer Data Protection Act, the Canada Personal Information Protection and Electronic Documents Act (“PIPEDA”), and other similar laws that have been or will be enacted by other jurisdictions. In addition, in the United States and internationally, there has been increased legislative and regulatory activity related to Cybersecurity and AI and the risks and challenges AI poses, including the European Union’s Artificial Intelligence Act, the Colorado AI Act, and other similar state laws that have been or will be enacted. Also, China and certain other jurisdictions have enacted more stringent data localization requirements. An actual or alleged failure to comply with applicable United States or foreign data protection laws, regulations, or other data protection standards or cybersecurity regulations may expose us or our applicable third-party providers to litigation (including, in some instances, class action litigation), fines, sanctions, or other penalties, which could materially and adversely affect our business, reputation, results of operations, cash flows, and financial condition. This regulatory environment is increasingly challenging, based on discretionary factors, and difficult to predict. Consequently, compliance with all applicable regulations in the various jurisdictions in which we do business may present material obligations and risks to our business, including: significantly expanded compliance burdens, costs, and enforcement risks; extensive system or operational changes; or increased costs and/or reduced attractiveness of the services we offer. All of these evolving compliance and operational requirements, as well as the uncertain interpretation and enforcement of laws, impose significant costs and regulatory risks that are likely to increase over time. Developing privacy and AI legislation within the United States and in other jurisdictions may also create limitations or added requirements on the use of personal data by FedEx Dataworks and the other FedEx operating companies.
The regulatory environment for global aviation or other transportation rights may affect our operations and increase our operating costs. Our extensive air network is critical to our success. Our right to serve foreign points is subject to the approval of the DOT and generally requires a bilateral agreement between the United States and foreign governments. In addition, we must obtain the permission of foreign governments to provide specific flights and services. Our operations outside of the United States, such as FedEx’s international domestic operations, are also subject to current and potential regulations, including certain postal regulations and licensing requirements, that restrict, make difficult, and sometimes prohibit, the ability of foreign-owned companies such as FedEx to compete effectively in parts of the international domestic transportation and logistics market. Regulatory or executive actions affecting global aviation or transportation rights or a failure to obtain or maintain aviation or other transportation rights in important international markets could impair our ability to operate our networks. Further, our ability to obtain or maintain aviation or other transportation rights internationally may be materially and adversely affected by changes in international trade policies and relations. We are subject to other extensive regulatory and legal compliance requirements that may result in significant costs. For instance, the FAA from time-to-time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures in order to comply. High-profile accidents, catastrophes, or incidents involving aircraft may trigger increased regulatory and legal compliance requirements. These requirements can be issued with little or no notice, or can otherwise affect our ability to efficiently or fully utilize our aircraft, and in some instances have resulted in the temporary grounding of aircraft types altogether. Further, our business may be materially and adversely affected when governmental agencies and air traffic control and other systems they oversee cease to operate as expected, including due to partial shutdowns, sequestrations, or similar events. Lapses in government operations may result in, among other things, disruptions in the ability of governmental agencies to grant required regulatory approvals. For additional discussion, see “Item 1. Business” of this Annual Report under the caption “Regulation.”
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
•the effect of technology developments (including AI and machine learning) on our operations and on demand for our services, and our ability to continue to identify and eliminate unnecessary information-technology redundancy and complexity throughout the organization;
•disruptions in global supply chains, which can limit the access of Federal Express and our service providers to vehicles and other key capital resources and increase our costs;
•difficulties experienced by the companies with which we contract to fly smaller regional “feeder” aircraft in attracting and retaining pilots, which could cause a reduction of service offered to certain locations, service disruptions, increased costs of operations, and other difficulties;
•governmental underinvestment in transportation infrastructure, which could increase our costs and materially and adversely affect our service levels due to traffic congestion, prolonged closure of key thoroughfares, or sub-optimal routing of our vehicles and aircraft;

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Our ability to attract and retain customers, efficiently operate our businesses, execute our transformation initiatives, and compete effectively increasingly depends in part upon the sophistication, security, and reliability of our technology network, including our ability to provide features of service that are important to our customers, to protect our confidential business information and the information provided by our customers, and to maintain customer confidence in our ability to protect our systems and to provide services consistent with their expectations.
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
FedEx increasingly utilizes artificial intelligence-enabled technologies (“AI”) within its operations and also evaluates risks associated with the use of AI by third-party vendors and service providers. AI-related security and governance risks are considered as part of FedEx’s broader cybersecurity and enterprise risk management processes. These considerations include, among other factors, risks related to data integrity, model governance, access controls, third-party dependencies, and the potential misuse of AI-enabled systems. We have an AI policy to support the responsible use of AI technologies in our operations, with a focus on enhancing business effectiveness while managing ethical, legal, cybersecurity, data privacy, and other technology-related risks. We also established an AI Council comprised of a cross-functional group of employees to support the responsible evaluation, governance, and use of AI technologies across the enterprise.
We regularly assess our cybersecurity program’s capabilities and tools to help us enhance reliability and scan our environment for vulnerabilities. Our IT risk management team, including our Corporate Vice President - Chief Information Security Officer (“CISO”), communicates with senior management on the cybersecurity risk posture of our IT assets, strives to ensure consistent risk remediation activities, and monitors the effectiveness of our IT-related controls. In addition, our internal audit team performs reviews of our information security organization to help ensure controls are operating effectively and as designed.
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
We periodically engage with assessors, consultants, auditors, and other third parties to review and improve our cybersecurity program. Compliance with regulatory requirements involves regular third-party assessments. Our processes are also designed to address cybersecurity risks associated with third-party service providers, including risk assessment and due diligence during selection and oversight of activities throughout the vendor lifecycle. Key third parties undergo regular assessments to gauge cybersecurity control effectiveness, with heightened review of those with access to non-public data or critical systems.
We regularly conduct table-top simulation exercises to test our cybersecurity incident response processes with the aim of enhancing effectiveness against evolving threats. Our incident response procedures guide our preparedness, detection, response, and recovery actions. In the last four fiscal years to date, we have not identified any risks from cybersecurity threats or become aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition.

While we have significant security processes and initiatives in place, we may be unable to detect or prevent a breach or disruption in the future. For more information about cybersecurity-related risks, please see “Item 1A. Risk Factors” of this Annual Report.
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
Our CISO, who reports to the Executive Vice President – Chief Digital and Information Officer, leads our information security team and has management responsibility for overseeing FedEx’s cybersecurity program, including assessing and managing material risks from cybersecurity threats. The CISO, who has over 25 years of experience at FedEx and has received industry-recognized information security certifications, oversees an information security organization of more than 400 security, risk, and compliance professionals based in the U.S. and internationally across the FedEx enterprise. The leadership team of our information security organization has extensive experience in IT and cybersecurity and possess certifications in cybersecurity and related fields.
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
Both our CISO and other members of our cybersecurity leadership team participate in threat intelligence briefings provided by various government and industry entities. Our Executive Vice President – Chief Digital and Information Officer is a member of the FedEx Executive Committee, which oversees our business risk, with cybersecurity threat risks being a regular topic of discussion. Our cybersecurity incident response plan includes processes for communicating cybersecurity incidents to relevant levels of management, including the DTRC, Executive Committee, the CyTOC, and the full Board of Directors, as appropriate, and consideration of external reporting and disclosure requirements.

ITEM 2. PROPERTIES
Federal Express
Federal Express’s principal owned and leased properties include its aircraft, vehicles, major sorting and handling facilities, administration buildings, FedEx Drop Boxes, and data processing and telecommunications equipment.
Aircraft and Vehicles
As of May 31, 2026, Federal Express’s aircraft fleet consisted of the following:

Description	Owned	Leased	Total	Not Yet Placed in Service(1)	Maximum Gross Structural Payload (Pounds per Aircraft)
Boeing B777F	56	3	59	0	233,300
Boeing MD-11	29	0	29	0	192,600
Boeing 767F	152	0	152	1	127,100
Airbus A300-600	57	0	57	0	106,600
Boeing 757-200	86	0	86	0	63,000
ATR-72 600F	27	0	27	2	19,290
ATR-72	19	0	19	0	17,970
ATR-42	16	0	16	0	12,070
Cessna 408	39	0	39	2	6,000
Cessna 208B	216	0	216	0	2,830
Total	697	3	700	5
(1)    Includes five aircraft not currently in operation and undergoing pre-service modifications.
In 2026, we made the decision to permanently retire from service 10 aircraft, including four Boeing 757-200 aircraft, one Airbus A300-600 aircraft, and five Boeing MD-11 aircraft. These retirements are aligned with our fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. See the “Results of Operations and Outlook — Consolidated Results — Asset Impairment Charges” section of “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of this Annual Report for more information regarding the retirements, and the “Business Segments — Federal Express” section of “Item 1. Business” for information regarding the ongoing redesign of the Federal Express international air network to improve efficiency and asset utilization.
As of May 31, 2026, Federal Express operated approximately 82,000 motorized vehicles in its global network and also conducts certain linehaul and pickup-and-delivery operations primarily with approximately 100,000 motorized vehicles owned or leased by independent service providers.
Aircraft Purchase Commitments
The following table is a summary of the number and type of aircraft we were committed to purchase as of May 31, 2026, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B777F	Total
2027	9	5	5	19
2028	2	4	5	11
2029	0	4	0	4
2030	0	2	0	2
2031	0	0	0	0
Thereafter	0	0	0	0
Total	11	15	10	36
As of May 31, 2026, we had $727 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. See Note 17 of the accompanying consolidated financial statements for more information about our purchase commitments and options.

Sorting and Handling Facilities
At May 31, 2026, Federal Express operated the following major air sorting and handling facilities:

Location	Acres	Square Feet	Sorting Capacity (per hour)(1)	Lessor	Lease Expiration Calendar Year
Primary
Memphis, Tennessee	967	5,115,929	484,000	Memphis-Shelby County Airport Authority	2036
National
Indianapolis, Indiana(2)	449	3,229,112	164,000	Indianapolis Airport Authority	2053
Miami, Florida(3)	35	284,809	7,000	Aero Miami FX, LLC	2041
Regional
Fort Worth, Texas	168	987,388	76,000	Fort Worth Alliance Airport Authority	2041
Newark, New Jersey	70	634,193	156,000	Port Authority of New York and New Jersey	2030
Oakland, California	75	587,700	63,000	Port of Oakland	2036
Metropolitan
Chicago, Illinois	54	481,350	21,000	City of Chicago	2028
Los Angeles, California	34	305,300	23,000	City of Los Angeles	2025⁽⁴⁾
Atlanta, Georgia	35	291,525	22,600	City of Atlanta	2030
International
Anchorage, Alaska(5)	64	417,300	25,000	State of Alaska, Department of Transportation and Public Facilities	2078
Paris, France(6)	123	1,798,368	59,000	Aeroports de Paris	2048
Cologne, Germany(6)	14	731,267	17,900	Cologne Bonn Airport	2040
Guangzhou, China(7)	155	873,006	36,000	Guangdong Airport Management Corp.	2029
Osaka, Japan(7)	17	425,206	9,000	Kansai Airports	2029
Liege, Belgium(8)	23	1,027,952	33,700	Liege Airport	2036
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
(6)Handles intra-Europe express package and freight shipments and international express package and freight shipments to and from Europe.
(7)Handles intra-Asia express package and freight shipments and international express package and freight shipments to and from Asia.
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
As of May 31, 2026, Federal Express owned or leased approximately 1,085 facilities for operations in the U.S. and 96 sorting and distribution centers in Canada that support its Surface operations. See the “Business Segments — Federal Express” section of “Item 1. Business” for information regarding the ongoing consolidation of these operations. The leased facilities have a variety of lease term lengths and are strategically located to cover the geographic area served by the U.S. and Canada Surface operations of Federal Express. The facilities range in size from approximately 1,000 to 1,160,000 square feet, with an average size of approximately 130,000 square feet.
In addition, over 1,000 city stations are owned or leased throughout Federal Express’s international network. The majority of these leases are for terms of five to ten years. City stations serve as a sorting and distribution center for a particular city or region. We believe that suitable alternative facilities are available in each locale on satisfactory terms, if necessary.
Administrative and Other Properties and Facilities
The World Headquarters of Federal Express is located in southeastern Shelby County, Tennessee. Federal Express leases additional space to support our international operations, which are located in Hoofddorp, The Netherlands and Singapore. Federal Express leases a state-of-the-art technology center in Collierville, Tennessee. This facility houses personnel responsible for strategic software development and other functions that support FedEx’s technology and e-commerce solutions.
As of May 31, 2026, Federal Express had approximately 23,000 Drop Boxes. Federal Express customers can also ship from approximately 25,000 staffed drop-off locations, including FedEx Office stores and FedEx Authorized ShipCenters. Internationally, Federal Express had approximately 37,000 drop-off locations.
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
As of May 31, 2026, FedEx Logistics operated approximately 100 offices and facilities in 34 countries and territories throughout North America and in Africa, Asia-Pacific, Europe, India, Latin America, the Middle East, and Australia/New Zealand. In addition, as of May 31, 2026, FedEx Supply Chain had approximately 70 facilities through which it operated its supply chain logistics services.
FedEx Dataworks
FedEx Dataworks’ corporate headquarters are located in Memphis, Tennessee.
FedEx Office
FedEx Office’s corporate headquarters are located in Plano, Texas. As of May 31, 2026, FedEx Office operated approximately 2,000 customer-facing stores and 16 manufacturing plants with expanded print capabilities (traditional electrophotography, digital and traditional offset, large and grand format, and dye sublimation printing), with 14 of the manufacturing plants also housing co-located signs and graphics production operations. Substantially all FedEx Office stores are leased, generally for terms of five to ten years with varying renewal options. FedEx Office operates over 220 stores at hotels, convention centers, hospitals, universities, and corporate campuses, with the remainder generally located in strip malls, office buildings, Walmart stores, and stand-alone structures. FedEx Office’s customer-facing stores average approximately 3,200 square feet in size.
FedEx Supply Chain
FedEx Supply Chain’s corporate headquarters are located in Memphis, Tennessee. As of May 31, 2026, FedEx Supply Chain operates over 150 facilities.
ITEM 3. LEGAL PROCEEDINGS
FedEx and its subsidiaries are subject to legal proceedings and claims that arise in the ordinary course of their business. See Note 19 of the accompanying consolidated financial statements, which is incorporated herein by reference, for a description of certain pending legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Information regarding executive officers of FedEx as of July 20, 2026 is as follows:

Name and Office	Age	Positions and Offices Held and Business Experience

R. Brad Martin Executive Chairman and Chair of the Board	74	Executive Chairman of FedEx since September 2025 and Chairman of the FedEx Board since June 2025. Chairman of RBM Venture Company, a private investment company, since 2007. Chairman and Chief Executive Officer of Riverview Acquisition Corp., an investment company, from April 2021 to August 2022. Mr. Martin serves as Chairman of the Board and a director of FedEx Freight Holding Company, Inc., North America’s largest less-than-truckload carrier.

Rajesh Subramaniam President and Chief Executive Officer and Director	60
President of FedEx since March 2019 and Chief Executive Officer of FedEx since June 2022; President and Chief Executive Officer of Federal Express since June 1, 2024; director of FedEx since January 2020; Chief Executive Officer–Elect of FedEx from March 2022 to May 2022; Chief Operating Officer of FedEx from March 2019 to March 2022; President and Chief Executive Officer of Federal Express from January 2019 to March 2019; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2017 to December 2018; Executive Vice President — Marketing & Communications of FedEx Services from 2013 to January 2017; Senior Vice President — Marketing of FedEx Services from 2006 to 2013; Senior Vice President — Canada of Federal Express from 2003 to 2006; Vice President — Marketing/APAC of Federal Express from 2000 to 2003; Vice President — APAC, EC & CS of Federal Express from 1999 to 2000; and various management and marketing analyst positions at Federal Express from 1991 to 1999. Mr. Subramaniam serves as a director of The Procter & Gamble Company, a consumer products company.

Gina F. Adams Executive Vice President, General Counsel and Secretary	67	Executive Vice President, General Counsel and Secretary of FedEx since September 2024; Executive Vice President and General Counsel–Elect of FedEx during September 2024; Corporate Vice President, Government & Regulatory Affairs of FedEx from 2019 through August 2024; Corporate Vice President, Government Affairs of FedEx from 2001 to 2019; Staff Vice President, International Government Affairs of FedEx from 1999 to 2001; and various government and regulatory affairs positions with FedEx and Federal Express from 1992 to 1999. Prior to that, Ms. Adams worked in the Office of the General Counsel of the U.S. Department of Transportation for nine years. Ms. Adams serves as a director of Entergy Corporation, an integrated energy company.

Tracy B. Brightman Executive Vice President — Chief People Officer	63	Executive Vice President — Chief People Officer of FedEx since June 2023; Corporate Vice President — Chief People Officer of FedEx from November 2022 to June 2023; General Counsel & Senior Vice President — Legal and Human Resources of FedEx Office from October 2020 to November 2022; Senior Vice President — Human Resources and Communications of FedEx Office from April 2018 to October 2020; Senior Vice President — Human Resources of FedEx Office from July 2007 to March 2018; Vice President — Field Human Resources Operations of FedEx Office from January 2005 to June 2007; Vice President — Assistant General Counsel and Assistant Secretary of FedEx Office from April 2004 to January 2005; and Director, Litigation and Employment Counsel of FedEx Office from September 2002 to April 2004.

Brie A. Carere Executive Vice President — Chief Customer Officer	48	Executive Vice President — Chief Customer Officer of FedEx since June 2022; Executive Vice President — Chief Marketing and Communications Officer of FedEx from January 2019 to May 2022; Senior Vice President, Global Portfolio Marketing of FedEx Services from October 2016 to December 2018; Vice President, Marketing, Customer Experience and Corporate Communications for FedEx Express Canada from October 2010 to October 2016; and various positions in marketing, customer experience, and strategy with FedEx Express Canada from 2001 to October 2010. Ms. Carere serves as a director of ZipRecruiter, Inc., an online employment marketplace.

Kawal Preet Executive Vice President, Planning, Engineering, and Transformation	51	Executive Vice President, Planning, Engineering, and Transformation of FedEx since October 2025; Regional President Asia Pacific from June 2024 to September 2025; Regional President Asia Pacific, Middle East, and Africa from June 2020 to May 2024; Senior Vice President, Operations from June 2017 to June 2020; Vice President, Planning & Engineering from July 2014 to May 2017; and various positions with FedEx from July 1997 to June 2014. Ms. Preet also serves as a director of Intertek Group PLC, a British multinational assurance, inspection, and product testing certification company.

Scott Ray Chief Operating Officer — U.S. and Canada	57	Chief Operating Officer — U.S. and Canada since June 2026; Chief Operating Officer-Elect — U.S. and Canada from February 2026 to May 2026; President, FedEx Ground from April 2023 to January 2026; Executive Vice President and Chief Operating Officer, FedEx Ground, from January 2022 to April 2023; Senior Vice President, FedEx Ground from June 2012 to December 2021; and various positions with FedEx from July 1987 to May 2012.

Claude F. Russ Enterprise Vice President, Finance and Interim Chief Financial Officer and Interim Chief Accounting Officer	50
Enterprise Vice President, Finance since July 2023 and Interim Chief Financial Officer and Interim Chief Accounting Officer since June 2026; Chief Operating Officer, FedEx Dataworks from January 2021 to July 2023; Senior Vice President — Revenue Management, FedEx Services from November 2018 to January 2021; Senior Vice President of Finance and Chief Financial Officer for FedEx Freight from November 2016 to November 2018; and various positions with FedEx from February 2002 to November 2016.

Richard W. Smith Chief Operating Officer — International and Chief Executive Officer — Airline, Federal Express	48
Chief Operating Officer — International and Chief Executive Officer — Airline of Federal Express since June 1, 2024; President and Chief Executive Officer — Airline and International of Federal Express from April 2023 to May 2024; President and Chief Executive Officer of Federal Express from September 2022 to April 2023; President and Chief Executive Officer–Elect of Federal Express from April 2022 to August 2022; Regional President, The Americas and Executive Vice President, Global Support of Federal Express from 2020 to March 2022; Regional President, U.S. and Executive Vice President, Global Support of Federal Express from 2019 to 2020; President and Chief Executive Officer of FedEx Logistics from July 2017 to 2019; Senior Vice President, Global Trade and Specialty Services of Federal Express from March 2017 to June 2017; Vice President, Global Trade Services of Federal Express from 2014 to 2017; Managing Director, Life Sciences and Specialty Services/U.S./International of Federal Express from 2009 to 2014; and various positions with FedEx from 2005 to 2009.

Vishal Talwar Executive Vice President, Chief Digital and Information Officer (CDIO) of FedEx, and President of FedEx Dataworks	49	Executive Vice President, Chief Digital and Information Officer (CDIO) of FedEx, and President of FedEx Dataworks since August 2025; Senior Managing Director and Chief Growth Officer of Accenture Technology from April 2015 to August 2025. Mr. Talwar serves as a director of Fastenal Company, a distributor of fasteners and industrial and construction supplies.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
FedEx’s common stock is listed on the New York Stock Exchange under the symbol “FDX.” As of July 16, 2026, there were 10,211 holders of record of our common stock. We expect to continue to pay regular quarterly cash dividends, though each quarterly dividend payment is subject to review and approval by our Board of Directors. We evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
Unregistered Sales of Equity Securities
We did not issue any of our equity securities during the year ended May 31, 2026 that were not registered under the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
In March 2024, our Board of Directors authorized the repurchase of up to $5.0 billion of FedEx common stock (“2024 program”). As of May 31, 2026, $1.3 billion remained available to use for repurchases under the 2024 program. In June 2026, we repurchased $0.3 billion of our common stock through open market transactions and executed an accelerated share repurchase agreement (“ASR”) to repurchase $1.0 billion of our common stock with a completion date by the end of September 2026. There are no amounts remaining available to be used for repurchases under the 2024 program.
On July 20, 2026, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock (“2026 program”). Shares under the 2026 program may be repurchased from time to time in the open market or in privately negotiated transactions. The program does not have any specified time limit and does not obligate us to purchase any particular amount of shares, but our Board of Directors may determine to suspend or discontinue the program at any time.
See “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” and Note 1 and Note 20 of the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report for additional information regarding our stock repurchase programs and purchases made under the 2024 program through July 20, 2026.

Common Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission (the “SEC”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate such information by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock for the periods indicated with the Standard & Poor's ("S&P") 500 index and the Dow Jones Transportation Average index:

Comparison of Five-Year Cumulative Total Return(1)
$300
$250
$200
$150
$100
$50
$—
2021
2022
2023
2024
2025
2026
FedEx Corporation
S&P 500
Dow Jones Transportation Average

	May 31,
	2021	2022	2023	2024	2025	2026
FedEx Corporation	$100.0	$72.2	$71.7	$85.2	$74.8	$144.3
S&P 500 Index	100.0	99.7	102.6	131.5	149.3	193.8
Dow Jones Transportation Average Index	100.0	90.8	87.1	96.7	93.3	136.0
(1) Assumes $100 invested in FedEx common stock and in each index on May 31, 2021 and that all dividends are reinvested.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ORGANIZATION OF INFORMATION
This Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) of FedEx Corporation (“FedEx”) is composed of three major sections: Results of Operations and Outlook, Financial Condition, and Critical Accounting Estimates. These sections include the following information:
•Results of operations includes an overview of our consolidated 2026 results compared to 2025 results. This section also includes a discussion of key actions and events that impacted our results. The results discussed for the year ended May 31, 2026 include the operations of FedEx Freight for the full fiscal year. Discussion and analysis of 2024 results and year-over-year comparisons between 2025 results and 2024 results can be found in “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition” of our Annual Report on Form 10-K (“Annual Report”) for the year ended May 31, 2025.
•The overview is followed by a discussion of historical operating results for our business segments during 2026 and 2025, as well as a financial summary and analysis for each of our transportation segments in place during 2026 and 2025. In light of our change in fiscal year end from May 31 to December 31, the discussion includes our outlook for the twelve months ending December 31 (“calendar year”). Except as otherwise specified, any reference to a year indicates our fiscal year ending May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.

•Our financial condition is reviewed through an analysis of key elements of our liquidity and capital resources, financial commitments, and liquidity outlook for calendar year 2026.
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
DESCRIPTION OF BUSINESS SEGMENTS
We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. During 2026 and 2025, our primary operating companies were Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services. For those periods, Federal Express and FedEx Freight represented our major service lines and constituted our reportable segments.
This MD&A is based on our segment reporting that was in effect during 2026 and 2025. On June 1, 2026, we completed the Spin-Off. Effective as of this date, we will no longer consolidate FedEx Freight and FedEx Freight is no longer a reportable segment. References to our transportation segments include, collectively, the Federal Express segment and the FedEx Freight segment. See “Reportable Segments” below and “Item 1. Business” for additional information.
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
Trends Affecting Our Business
The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Item 1A. Risk Factors” for more information. Additionally, see “Results of Operations and Outlook – Consolidated Results – Separation and Other Costs – Business Optimization Costs and – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.
Macroeconomic Conditions
While macroeconomic risks apply to most companies, we are particularly vulnerable. The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022, along with slowed global industrial production, has contributed to continued weakened business conditions for the transportation industry leading to lower shipment volumes. Additionally, recent changes in U.S. and international trade policy have further weakened business conditions for the transportation industry. Inflation and elevated interest rates are negatively affecting consumer and business spending, and we expect inflation and elevated interest rates to continue to negatively affect our results for the remainder of calendar year 2026.
Global Trade Policies
The United States government has taken certain actions that have negatively affected United States trade, including imposing tariffs on many goods imported into the United States. Additionally, many foreign governments have imposed, and others have threatened to impose, new, expanded, or retaliatory tariffs, sanctions, embargoes, and/or quotas or trade barriers on certain goods imported from the United States. These actions have contributed to weakness in the global economy that has adversely affected our results of operations.

On February 20, 2026 the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On February 23, 2026, FedEx filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs paid. On April 20, 2026, FedEx began filing refund claims through the CBP’s Consolidated Administration and Processing of Entries (“CAPE”) system.
As of May 31, 2026, we have submitted claims totaling $3.3 billion and we have received cash refunds of approximately $800 million. FedEx recognizes amounts associated with these claims when cash is received or when realization is otherwise considered probable and estimable. We continue to submit additional refund claims, pursuant to the CBP process, and expect to receive additional refunds as these claims are processed by CBP. The ultimate amount and timing of refunds remain uncertain due to ongoing administrative processes and potential legal developments.
To the extent customers have previously paid amounts associated with these tariffs, FedEx plans to remit corresponding refunds as soon as practicable. Accordingly, FedEx has recorded $749 million as of May 31, 2026 within current liabilities representing estimated customer refund obligations for cash refunds received. Certain amounts associated with these tariffs were not collected from customers and were previously written off as credit losses. Recoveries of such amounts are recognized in the period cash is received or when realization is reasonably assured which is generally when cash is received and are recorded as reductions of bad debt expense.
Additionally, fourteen nationwide class action lawsuits seeking refunds of IEEPA tariffs from FedEx were filed in U.S. district courts in various states. Thirteen of those lawsuits were consolidated into a single case pending in Tennessee federal court. The remaining lawsuit is pending in the Court of International Trade. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds in upcoming CAPE phases, or if we can fully collect related accounts receivable. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.
MD-11 Operational Impact
In November 2025, the U.S. Federal Aviation Administration issued an emergency Airworthiness Directive to address a potentially unsafe condition on all Boeing MD-11 aircraft, prohibiting further flight until the aircraft are inspected and all corrective actions are performed. Consequently, we experienced operational disruptions during fiscal 2026 related to the grounding of our MD-11 aircraft fleet which had an adverse impact on our financial results. In May 2026, following FAA approval of Boeing developed inspection and return-to-service protocols for MD-11 aircraft, we began systematically returning our MD-11 fleet to active commercial service. We expect our MD-11 fleet to be fully returned to service by the end of calendar year 2026.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. During 2026, higher fuel prices positively affected yields through increased fuel surcharges and negatively affected fuel expenses. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could materially and adversely affect our operating results.
Geopolitical Conflicts
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, the typically more volatile economies of emerging markets, and geopolitical risks such as the ongoing conflicts between Russia and Ukraine, the United States and Iran, and other hostilities in the Middle East, may materially and adversely affect our business and results of operations.
RESULTS OF OPERATIONS AND OUTLOOK
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expenses focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other” includes costs associated with outside service contracts (such as information technology services, facilities services, security, temporary labor and security), insurance, professional fees, and credit losses.

CONSOLIDATED RESULTS
The following table compares summary operating results (dollars in millions, except per share amounts) for the years ended May 31:

	2026	2025	Percent Change
Consolidated revenue	$94,720	$87,926	8
Operating income (loss):
Federal Express segment	5,912	4,885	21
FedEx Freight segment	616	1,489	(59)
Corporate, other, and eliminations	(1,065)	(1,157)	(8)
Consolidated operating income	$5,463	$5,217	5
Operating margin:
Federal Express segment	7.2%	6.5%	70	bp
FedEx Freight segment	7.0%	16.7%	(970)	bp
Consolidated operating margin	5.8%	5.9%	(10)	bp
Consolidated net income	$4,433	$4,092	8
Diluted earnings per share	$18.55	$16.81	10
The following table shows changes in revenue and operating income results by reportable segment for 2026 compared to 2025 (in millions):

	Year-over-Year Changes
	Revenue	Operating Income
Federal Express segment	$6,969	$1,027
FedEx Freight segment	(97)	(873)
Corporate, other, and eliminations	(78)	92
	$6,794	$246
The following is a summary of the effects of the (costs) benefits of certain items affecting our financial results for the years ended May 31 (in millions):

	2026	2025
Items affecting Operating Income:
Spin-Off costs	$(738)	$(38)
Business optimization costs	(366)	(756)
Asset impairment charges	(23)	(21)
International regulatory and legacy FedEx Ground legal matters	12	(88)
Fiscal year change costs	(33)	—
	$(1,148)	$(903)

Items affecting Net Income:
Spin-Off costs, net of tax	$(589)	$(44)
Mark-to-market (“MTM”) retirement plans accounting adjustments, net of tax	497	390
Business optimization costs, net of tax	(285)	(577)
Asset impairment charges, net of tax	(18)	(16)
International regulatory and legacy FedEx Ground legal matters, net of tax	16	(90)
Fiscal year change costs, net of tax	(26)	—
	$(405)	$(337)
Overview
Operating income increased in 2026 primarily due to improved base yields for our package services, increased U.S. domestic package volumes and higher fuel surcharges, combined with the continued structural cost reductions from business optimization initiatives, including from DRIVE initiatives commenced in prior years. Operating income for 2026 was negatively affected by higher salaries and employee benefit expense, higher purchased transportation expense, the financial impact of global trade policy changes, and increased costs related to the Spin-Off. The increase in salaries and employee benefits was primarily driven by higher wage rates, variable incentive compensation, and employee benefit expenses.
Operating income includes separation and other costs of $771 million in 2026. These costs are related to the Spin-Off and fiscal year change and are primarily related to professional services and an employee incentive plan. In 2025, we incurred costs related to the Spin-Off of $56 million. These costs are included in Corporate, other, and eliminations and consist of $38 million of professional and legal fees included in separation and other costs and $18 million related to the debt exchange offer and consent solicitation transactions discussed in Note 6 of the accompanying financial statements included in other, net. See the “Separation and other costs” section of this MD&A for more information.
Operating income in 2026 and 2025 includes $366 million and $756 million, respectively, of business optimization expenses related to ongoing network optimization through Network 2.0, international operational transformation initiatives, and structural and overhead cost‑reduction initiatives under our DRIVE program commenced in prior years. See the “Business Optimization Costs” section of this MD&A for more information.
Operating income in 2026 and 2025 includes $23 million and $21 million, respectively, of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines at Federal Express. See the “Asset Impairment Charges” section of this MD&A for more information.
Operating income in 2026 and 2025 includes a gain of $12 million and net expense of $88 million, respectively, associated with certain international regulatory and other legal matters.
Net income in 2026 and 2025 includes a pre-tax, noncash gain of $647 million and $515 million, respectively, associated with our MTM retirement plans accounting adjustments. See the “Retirement Plans MTM Adjustments” section of this MD&A and Note 12 of the accompanying consolidated financial statements for more information.
During fiscal year 2026, we repurchased 3.3 million shares of FedEx common stock under ASR or open market transactions at an average price of $233.07 per share for a total of $776 million. Share repurchases had a benefit of $0.21 per diluted share in 2026. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and Note 1 of the accompanying consolidated financial statements and the “Financial Condition—Liquidity” section of this MD&A for additional information on our stock repurchases during fiscal year 2026.

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
Revenue
Revenue increased 8% in 2026 primarily due to improved base yields for our package services, increased U.S. domestic package volumes, higher fuel surcharges, and favorable exchange rates, partially offset by the negative impacts from the expiration of our contract with the U.S. Postal Service and lower shipments at FedEx Freight.
Federal Express segment revenue increased 9% in 2026 primarily due to improved package base yields, increased U.S. domestic package volumes, higher fuel surcharges, favorable exchange rates, and growth in international freight volumes, partially offset by negative impacts from the expiration of our contract with the U.S. Postal Service and global trade policy changes.
FedEx Freight segment revenue decreased 1% in 2026 primarily due to lower volume resulting from macroeconomic conditions, partially offset by higher fuel surcharges and base yield improvement.
Revenue at Corporate, other, and eliminations decreased in 2026 primarily due to lower demand at FedEx Logistics.

Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the years ended May 31:

			Percent Change	Percent of Revenue
	2026	2025		2026	2025
Operating expenses:
Salaries and employee benefits	$33,844	$31,232	8	35.7%	35.5%
Purchased transportation	23,620	21,768	9	24.9	24.8
Rentals and landing fees	4,883	4,647	5	5.2	5.3
Depreciation and amortization	4,369	4,264	2	4.6	4.8
Fuel	4,052	3,775	7	4.3	4.3
Maintenance and repairs	3,330	3,245	3	3.5	3.7
Separation and other costs	771	38	NM	0.8	—
Business optimization and realignment costs(1)	366	756	(52)	0.4	0.9
Asset impairment charges(2)	23	21	10	—	—
Other(3)	13,999	12,963	8	14.8	14.7
Total operating expenses	89,257	82,709	8	94.2	94.1
Total operating income	$5,463	$5,217	5	5.8%	5.9%
(1)Includes costs associated with our transformation initiatives in 2026 and 2025.
(2)Includes asset impairment charges in 2026 and 2025 associated with the Federal Express operating segment.
(3)Includes a gain of $12 million in 2026 for an international regulatory matter in Federal Express. Includes $88 million of net expenses in 2025 associated with international regulatory and legacy FedEx Ground legal matters.
Salaries and employee benefits expense increased 8% in 2026 primarily driven by higher wage rates, variable incentive compensation, and employee benefit expenses, and unfavorable exchange rate impacts. Purchased transportation expense increased 9% in 2026 primarily due to volume-related costs to support higher package volume and contracted service provider rates. Other operating expenses increased 8% in 2026 primarily due to increased credit losses, higher outside service contracts and professional fees, and unfavorable exchange rates.
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
Fuel expense increased 7% during 2026 primarily due to higher fuel prices. In addition to variability in usage and market prices, the manner in which we purchase fuel also influences our results. For example, our contracts for jet fuel purchases at Federal Express are tied to various indices, including the U.S. Gulf Coast index. While many of these indices are aligned, each index may fluctuate at a different pace, driving variability in the prices paid for jet fuel. Furthermore, under these contractual arrangements, approximately 61% of our jet fuel is purchased based on the index price for the preceding week, with the remainder of our purchases tied primarily to the index price for the preceding month and preceding day, rather than based on daily spot rates. These contractual provisions mitigate the impact of rapidly changing daily spot rates on our jet fuel purchases.
Because of the factors described above, our operating results may be affected should the market price of fuel suddenly change by a significant amount or change by amounts that do not result in an adjustment in our fuel surcharges, which can significantly affect our earnings either positively or negatively in the short term. For more information, see “Item 1A. Risk Factors.”
Separation and Other Costs
Spin-Off
We incurred costs related to the Spin-Off of $744 million ($589 million, net of tax, or $2.46 per diluted share) in 2026. These costs primarily consist of professional services and an employee incentive plan related to the Spin-Off. Separation costs of $738 million in

2026 are included within “Separation and other costs” and separation costs of $6 million are included in “Other, net” in the accompanying audited consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. In 2025, we incurred costs related to the Spin-Off of $56 million ($44 million, net of tax, or $0.18 per diluted share). Professional and legal fees of $38 million are included within “Separation and other costs,” and $18 million related to a debt exchange offer and consent solicitation transactions discussed in Note 6 are included within “Other, net” in the accompanying consolidated statements of income. These costs are included in Corporate, other, and eliminations. Costs included in “Separation and other costs” for 2025 were reclassified from “Other” to conform to the current period presentation. This change had no impact on total operating income or net income. Additionally, “Separation and other costs, net of payments” of $15 million were reclassified from “Changes in assets and liabilities: Accounts payable and other liabilities” in the consolidated statements of cash flows for 2025.
Fiscal year change
We incurred costs related to the fiscal year change of $33 million ($26 million, net of tax, or $0.11 per diluted share) in 2026. These costs, included in Federal Express and Corporate, other, and eliminations were primarily related to professional fees. We did not incur any fiscal year change costs in 2025.
Business Optimization and Realignment Costs
Our business optimization and realignment costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in “Business optimization and realignment costs” in the accompanying consolidated statements of income relate to our Network 2.0 program, our international operational transformation programs, and the Europe workforce reduction plan announced in June 2024.
We incurred business optimization and realignment costs of $366 million ($285 million, net of tax, or $1.19 per diluted share) in 2026. These costs, included in Federal Express and Corporate, other, and eliminations, were primarily related to severance, professional services, and incentive payments to our contracted service providers in support of Network 2.0. We incurred business optimization and realignment costs of $756 million ($577 million, net of tax, or $2.37 per diluted share) in 2025. These costs, included in Federal Express and Corporate, other, and eliminations, were primarily related to professional services.
Network 2.0
Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 410 locations in the U.S. and Canada as of May 31, 2026. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of fiscal year 2025 and expect to complete the U.S. implementation by the end of calendar 2027.
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
We expect the combined pre‑tax costs of severance benefits, legal and professional fees, and facilities‑related exit costs to range from $225 million to $325 million, substantially all of which are cash expenditures. These charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses. In 2026, we incurred $147 million of costs related to this program. The timing and amount of our business optimization expenses and the related cost savings associated with this operational transformation program are dependent on local country consultation processes, regulations and the negotiation of social plans, and may change as we revise and implement our plans.
Europe workforce reduction plan
Our workforce reduction plan in Europe to reduce structural costs announced in June 2024 is now fully complete as of May 31, 2026. The plan occurred over an 18-month period in accordance with local country processes and regulations and impacted approximately 1,400 employees across back-office and commercial functions. Savings from the plan are expected to be approximately $150 million on an annualized basis beginning in calendar 2026.

The pre-tax cost of the severance benefits and legal and professional fees related to the plan have been recorded as business optimization expenses. In 2026 and 2025, we incurred $13 million and $235 million, respectively, of costs related to this plan.
Retirement Plans MTM Adjustments
In 2026, we incurred a pre-tax, noncash MTM gain of $647 million ($497 million, net of tax, or $2.08 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher asset returns, partially offset by lower discount rates.
In 2025, we incurred a pre-tax, noncash MTM gain of $515 million ($390 million, net of tax, or $1.60 per diluted share) related to the year-end actuarial adjustments of pension and postretirement healthcare plans’ assets and liabilities. These actuarial adjustments were due to higher discount rates, partially offset by changes to the actuarial assumptions regarding rates of retirement.
For more information, see the “Critical Accounting Estimates” section of this MD&A and Note 1 and Note 12 of the accompanying consolidated financial statements.
Asset Impairment Charges
In 2026, we made the decision to permanently retire from service 10 aircraft, resulting in a noncash impairment charge of $23 million ($18 million, net of tax, or $0.08 per diluted share). These retirements included four Boeing 757-200 aircraft, one Airbus A300-600 aircraft, and five MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand.
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
Income Taxes
Our effective tax rate was 23.5% for 2026, compared to 24.8% for 2025. The 2026 tax provision includes a net income tax benefit of $100 million ($0.41 per diluted share) from the reduction of a Brazil valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction. The 2025 tax provision includes a net income tax benefit of $46 million ($0.19 per diluted share) arising primarily from changes in our corporate legal entity structure and revisions of prior year estimates for actual tax return results.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Certain provisions within the act are interdependent and have implications for both the effective tax rate and cash taxes.
Several countries in which the company operates have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. Pillar Two did not have a material effect on the company’s 2026 income tax provision.
We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the IRS for the 2016 through 2021 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.
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
On August 1, 2025, the government filed a notice to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. The government submitted its opening brief on January 7, 2026, and FedEx filed its response on March 23, 2026. The government filed its reply brief on May 13, 2026. Oral arguments are scheduled for July 30, 2026. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.

For more information on income taxes, see the “Critical Accounting Estimates” section of this MD&A and Note 11 of the accompanying consolidated financial statements.
Outlook
Based on current trends, we anticipate revenue and operating profit growth to continue the remainder of calendar year 2026, driven by year-over-year growth in U.S. Domestic and International segments. We expect continued yield and volume improvement to more than offset expense increases, including higher wage and purchased transportation rates, higher costs associated with the newly ratified pilot CBA, which took effect June 29, 2026, and other inflationary matters. We will continue to execute on our business optimization initiatives, including Network 2.0 and our one FedEx program, where we expect to achieve $1.0 billion in structural cost reduction by the end of calendar year 2026.
In January 2026, we initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international domestic operations. We expect the combined pre‑tax costs of severance benefits, legal and professional fees, and facilities‑related exit costs to range from $225 million to $325 million, substantially all of which are cash expenditures, of which $147 million was incurred in fiscal year 2026. The remaining charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses.
Our workforce reduction plan in Europe to reduce structural costs announced in June 2024 is now fully complete as of May 31, 2026. We expect savings from the plan to be approximately $150 million on an annualized basis beginning in calendar 2026. These activities have been recorded as business optimization expenses. See the “Business Optimization Costs” section of this MD&A for additional information on our transformation initiatives and other cost savings initiatives.
Our capital expenditures during calendar year 2026 are expected to be approximately $3.9 billion, $0.4 billion higher than calendar year 2025. The increase is primarily driven by accelerated investment in Network 2.0 initiatives and modernization of U.S. Domestic and International facilities. Aircraft spend is expected to be approximately $1.0 billion for calendar year 2026. Historical and projected capital expenditures exclude FedEx Freight.
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
We are directly affected by the state of the global economy and geopolitical developments. Additional changes in international trade policies, including tariffs, and relations could significantly reduce the volume of goods transported globally, increase our costs, and materially and adversely affect our business, financial condition, cash flows, and results of operations. Our transportation businesses and their profitability are affected by the price and availability of jet and vehicle fuel, as well as our ability to collect fuel surcharges. The uncertainty of these factors make any expectations for calendar year 2026 inherently less certain. See “Forward-Looking Statements,” “Item 1A. Risk Factors,” “Trends Affecting Our Business,” and “Critical Accounting Estimates” for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
Seasonality of Business
Our businesses are cyclical in nature, as seasonal fluctuations affect volumes, revenue, and earnings. Historically, our U.S. express priority and deferred package services experience an increase in volumes in late November and December. Historically, the fall is the busiest shipping period for U.S. ground services, while late December, June and July are the slowest periods. International business, particularly in the Asia-to-U.S. market, peaks in October and November in advance of the U.S. holiday sales season. The quarters including summer vacation and post winter-holiday seasons have historically experienced lower volumes relative to other periods. Shipment levels, operating costs, and earnings for each of our companies can also be adversely affected by inclement weather, particularly the impact of severe winter weather in our third fiscal quarter. See “Item 1A. Risk Factors” for more information.
RECENT ACCOUNTING GUIDANCE
See Note 2 of the accompanying consolidated financial statements for a discussion of recent accounting guidance.
REPORTABLE SEGMENTS
During 2026 and 2025, Federal Express and FedEx Freight represented our major service lines and constitute our reportable segments. The Federal Express segment operates combined sales, marketing, administrative, and information-technology functions in shared service operations for U.S. customers of our major business units and certain back-office support to FedEx Freight and our other operating segments which allows us to obtain synergies from the combination of these functions. We allocate the net operating costs of these services to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of FedEx Freight and our other operating segments based on operating income inclusive of these allocations.

Operating expenses for our FedEx Freight segment included allocations of these services from the Federal Express segment. These allocations also included charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximated the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.
On June 1, 2026, we completed the Spin-Off. Effective as of this date, we will no longer consolidate the FedEx Freight business, and FedEx Freight is no longer a reportable segment. This MD&A is based on our segment reporting that was in effect during 2026 and 2025.
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

	2026	2025	Percent Change
Revenue:
Package:
U.S. priority	$11,603	$10,520	10
U.S. deferred	5,700	5,007	14
U.S. ground	37,335	33,887	10
Total U.S. domestic package revenue	54,638	49,414	11
International priority	9,639	8,737	10
International economy	5,925	5,861	1
Total international export package revenue	15,564	14,598	7
International domestic(1)	4,725	4,495	5
Total package revenue	74,927	68,507	9
Freight:
U.S.	1,252	1,536	(18)
International priority	2,560	2,320	10
International economy	2,244	1,975	14
Total freight revenue	6,056	5,831	4		Percent of Revenue
Other	1,290	966	34		2026	2025
Total revenue	82,273	75,304	9		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	27,465	25,091	9		33.4	33.3
Purchased transportation	21,812	19,974	9		26.5	26.5
Rentals and landing fees	4,153	3,939	5		5.1	5.2
Depreciation and amortization	3,799	3,722	2		4.6	5.0
Fuel	3,565	3,316	8		4.3	4.4
Maintenance and repairs	2,906	2,799	4		3.5	3.7
Asset impairment charges	23	21	10		—	—
Separation and other costs	92	—	NM		0.1	—
Business optimization costs	303	384	(21)		0.4	0.5
Intercompany allocations	(853)	(791)	8		(1.0)	(1.0)
Other	13,096	11,964	9		15.9	15.9
Total operating expenses	76,361	70,419	8		92.8%	93.5%
Operating income	$5,912	$4,885	21
Operating margin	7.2%	6.5%	70	bp
(1)International domestic revenue relates to our international intra-country operations.

The following table compares selected statistics (in thousands, except yield amounts) for the years ended May 31:

	2026	2025	Percent Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,678	1,609	4
U.S. deferred	1,136	1,052	8
U.S. ground commercial	4,329	4,252	2
U.S. ground home delivery/economy	7,442	7,041	6
Total U.S. domestic ADV	14,585	13,954	5

International priority	572	584	(2)
International economy	573	553	4
Total international export ADV	1,145	1,137	1
International domestic(2)	1,828	1,910	(4)

Total ADV	17,558	17,001	3

Revenue per package (yield):
U.S. priority	$27.22	$25.74	6
U.S. deferred	19.75	18.75	5
U.S. ground	12.49	11.81	6
U.S. domestic composite	14.75	13.94	6

International priority	$66.34	$58.89	13
International economy	40.75	41.74	(2)
International export composite	53.54	50.55	6
International domestic(2)	10.18	9.26	10

Composite package yield	$16.80	$15.86	6

Freight Statistics
Average daily freight pounds:
U.S.	2,146	3,137	(32)
International priority	4,962	4,651	7
International economy	12,017	11,365	6
Total average daily freight pounds	19,125	19,153	—

Revenue per pound (yield):
U.S.	$2.30	$1.93	19
International priority	2.03	1.96	4
International economy	0.74	0.68	9
Composite freight yield	1.25	1.20	4
(1)ADV is calculated on a 5-day-per-week basis.
(2)International domestic statistics relate to our international intra-country operations.
Federal Express Segment Revenue
Federal Express segment revenue increased 9% in 2026 primarily due to improved package base yields, increased U.S. domestic package volumes, higher fuel surcharges, favorable exchange rates, and growth in international freight volumes, partially offset by negative impacts from the expiration of our contract with the U.S. Postal Service and global trade policy changes. Improved base yields and U.S. domestic package volumes reflect strong residential e‑commerce growth in the U.S. domestic business and international performance benefitted from increased international business‑to‑business demand.
Volumes:
U.S. deferred package volumes increased 8% driven by large customer demand and peak-related growth. U.S. ground package volume increased 4% in 2026, benefitting from higher home delivery and economy package volumes driven by increased business-to-consumer volume. U.S. priority package volumes increased 4% in 2026 supported by growth in demand by business-to-business customers.
International export package volume increased 1% in 2026 primarily driven by higher business‑to‑business demand in Europe, offsetting the negative impacts of global trade policy changes and decrease in demand in Asia Pacific.
Total average daily freight pounds remained flat in 2026 reflecting international priority and economy freight volume increases, which were offset by a reduction of U.S. postal-related volumes following the expiration of our contract with the U.S. Postal Service.
Yield:
U.S. domestic composite package yield increased 6% in 2026 primarily due to higher base rates from our continued focus on revenue quality and higher fuel surcharges in the fourth quarter of 2026.
International priority package yield increased 13% in 2026 primarily due to increased weight per package, favorable exchange rates and higher fuel surcharges. International economy package yields decreased 2% primarily due to lower base yields, partially offset by favorable exchange rates and higher fuel surcharges.
Composite freight yield increased 4% in 2026 primarily due to favorable exchange rates, higher fuel surcharges, and a favorable mix impact from lower U.S. postal-related volumes following the expiration of our contract with the U.S. Postal Service.
Federal Express Segment Operating Income
Federal Express segment operating income increased 21% in 2026 primarily due to revenue growth described above and continued structural cost reductions realized from business optimization initiatives, including Network 2.0, Tricolor and our international operational transformation programs. These improvements were partially offset by increased salaries and employee benefits expense, higher purchased transportation expense, the negative impacts from global trade policy changes including higher credit losses, the expiration of our contract with the U.S. Postal Service, and the grounding of our MD-11 fleet.
Salaries and employee benefits expense increased 9% in 2026 primarily due to higher wage rates, variable incentive compensation and employee benefits expense, unfavorable exchange rates, and increased staffing to align with higher volumes in the U.S. Purchased transportation expense increased 9% in 2026 primarily due to increased volume, higher contracted service provider rates, higher fuel rates, and unfavorable exchange rates. Other operating expense increased 9% in 2026 primarily due to credit losses from higher revenue and impacts from global trade policy changes, increased outside service contracts and professional fees, and customs-related brokerage fees due to the removal of the de minimis exemption. Fuel expense increased 8% in 2026 primarily due to an increase in fuel price.
Federal Express segment results include business optimization costs of $303 million and $384 million in 2026 and 2025, respectively, associated with our plan to drive efficiency and lower our overhead and support costs. Results in 2026 also include $22 million of costs associated with our fiscal year change and $70 million of costs associated with the Spin-Off. Federal Express did not incur any costs associated with our fiscal year change or the Spin-Off in 2025. Federal Express segment results in 2026 and 2025 also include $23 million and $21 million, respectively, of asset impairment charges associated with the decision to permanently retire certain aircraft and related engines. Results include a gain of $12 million in 2026 for an international regulatory matter and include $88 million of net expenses in 2025 associated with international regulatory and legacy FedEx Ground legal matters. See the “Business Optimization Costs,” “Separation and Other Costs” and “Asset Impairment Charges” sections of this MD&A for more information.

FEDEX FREIGHT SEGMENT
During 2026 and 2025, FedEx Freight LTL service offerings included priority services when speed is critical and economy services when time can be traded for savings. The following table compares revenue, operating expenses, operating income (dollars in millions), operating margin, selected statistics, and operating expenses as a percent of revenue for the years ended May 31:

			Percent Change		Percent of Revenue
	2026	2025			2026	2025
Revenue	$8,795	$8,892	(1)		100.0%	100.0%
Operating expenses:
Salaries and employee benefits	3,991	3,865	3		45.4	43.5
Purchased transportation	807	807	—		9.2	9.1
Rentals	301	287	5		3.4	3.2
Depreciation and amortization	450	416	8		5.1	4.7
Fuel	485	457	6		5.5	5.1
Maintenance and repairs	314	332	(5)		3.6	3.7
Separation and other costs	492	—	NM		5.6	—
Intercompany charges	561	573	(2)		6.4	6.5
Other	778	666	17		8.8	7.5
Total operating expenses	8,179	7,403	10		93.0%	83.3%
Operating income	$616	$1,489	(59)
Operating margin	7.0%	16.7%	(970)	bp
Average daily shipments (in thousands):
Priority	59.5	61.8	(4)
Economy	26.6	28.3	(6)
Total average daily shipments	86.1	90.1	(4)
Weight per shipment (pounds):
Priority	933	941	(1)
Economy	925	873	6
Composite weight per shipment	931	920	1
Revenue per shipment:
Priority	$370.90	$358.84	3
Economy	421.78	405.53	4
Composite revenue per shipment	386.63	373.52	4
Revenue per hundredweight:
Priority	$39.74	$38.13	4
Economy	45.60	46.46	(2)
Composite revenue per hundredweight	41.54	40.61	2
FedEx Freight Segment Revenue
FedEx Freight segment revenue decreased 1% in 2026 primarily due to lower volume resulting from macroeconomic conditions, partially offset by higher fuel surcharges and base yield improvement.
Average daily shipments decreased 4% in 2026 due to reduced demand for our services primarily resulting from macroeconomic conditions, including continued weak industrial production, global trade policy uncertainty, and excess capacity in the LTL industry. Revenue per shipment increased 4% in 2026 primarily driven by higher fuel surcharges, as well as higher weight per shipment.
FedEx Freight Segment Operating Income
FedEx Freight segment operating income decreased 59% in 2026 primarily due to higher costs related to the Spin-Off, including increased salaries and employee benefits expense, outside service contracts and professional fees, as well as reduced demand. These impacts were partially offset by increased revenue per shipment due to the factors noted above.

Salaries and employee benefits expense increased 3% in 2026 largely reflecting Spin-Off-related personnel activity, including the transfer to FedEx Freight of over 1,500 employees from Federal Express during 2026, as well as higher wage rates, partially offset by lower volume. Other operating expense increased 17% in 2026 due to increased outside service contracts and professional fees related to the Spin-Off, including incremental software license costs and other technology-related activities.
Separation and other costs of $492 million in 2026 are primarily professional fees and an employee incentive plan associated with the Spin-Off. FedEx Freight did not incur any costs associated with the Spin-Off in 2025. See the “Separation and Other Costs” section of this MD&A for more information.
CORPORATE, OTHER, AND ELIMINATIONS
Corporate, other, and eliminations includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. ("FedEx Dataworks") operating segment. FedEx Dataworks is focused on creating new digital revenue streams using proven FedEx intelligence to digitize supply chains and create new opportunities for our customers and team members.
Also included in Corporate, other, and eliminations are the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding.
The results of Corporate, other, and eliminations are not allocated to the other business segments.
Operating results in Corporate, other, and eliminations improved in 2026 due to improved operating results for FedEx Dataworks driven by lower business optimization costs and improved operating results for FedEx Office driven by higher revenue, offset by a decline in operating results for FedEx Logistics driven by higher salaries and benefits expense.
Certain FedEx operating companies provide transportation and related services for other FedEx companies outside their reportable segment in order to optimize our resources. For example, during 2026 FedEx Freight provided road and intermodal support for Federal Express. In addition, Federal Express works with FedEx Logistics to secure air charters and other cargo space for U.S. customers. Billings for such services are based on negotiated rates and are reflected as revenue of the billing segment. These rates are adjusted from time to time based on market conditions. Such intersegment revenue and expenses are eliminated in our consolidated results and are not separately identified in the following segment information because the amounts are not material.

FINANCIAL CONDITION
LIQUIDITY
Cash and cash equivalents totaled $13.3 billion at May 31, 2026, compared to $5.5 billion at May 31, 2025. The following table provides a summary of our cash flows for the years ended May 31 (in millions):

	2026	2025
Operating activities:
Net income	$4,433	$4,092
Retirement plans mark-to-market adjustments	(647)	(515)
Asset impairment charges	23	21
Separation and other costs, net of payments	248	15
Business optimization and realignment costs, net of payments	(48)	43
Other noncash charges and credits	8,429	8,095
Changes in assets and liabilities	(3,513)	(4,715)
Cash provided by operating activities	8,925	7,036
Investing activities:
Capital expenditures	(3,809)	(4,055)
Purchase of investments	(682)	(262)
Proceeds from sale of investments	483	110
Proceeds from asset dispositions and other investments	97	115
Cash used in investing activities	(3,911)	(4,092)
Financing activities:
Proceeds from debt issuances	5,289	—
Short-term borrowings, net	742	—
Principal payments on debt	(2,049)	(157)
Proceeds from stock issuances	992	524
Dividends paid	(1,374)	(1,339)
Purchase of common stock	(796)	(3,017)
Other, net	(55)	(30)
Cash provided by (used in) financing activities	2,749	(4,019)
Effect of exchange rate changes on cash	46	76
Net increase (decrease) in cash and cash equivalents	7,809	(999)
Cash and cash equivalents at the end of period	$13,311	$5,502
Cash Provided by Operating Activities. Cash flows from operating activities increased $1.9 billion in 2026 primarily due to higher net income, net of non-cash adjustments, and favorable working capital changes driven by increases in accruals for variable incentive compensation, self-insurance, and professional fees, partially offset by an increase in accounts receivable.
Cash Used in Investing Activities. Capital expenditures decreased $0.2 billion in fiscal 2026 primarily due to lower spending on “aircraft and related equipment” at Federal Express and “vehicles and trailers” at Federal Express and FedEx Freight. See “Capital Resources” below for a more detailed discussion of capital expenditures during fiscal 2026.
Cash Provided by (Used in) Financing Activities. Cash flows from financing activities increased $6.8 billion in fiscal 2026 primarily due to the proceeds from debt issuances by FedEx Freight and lower repurchases of our common stock in fiscal 2026 when compared to fiscal 2025, offset by higher principal payments on debt in 2026. See Note 1 and Note 6 of the accompanying audited consolidated financial statements, “Liquidity Outlook” below, and “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” for more information.
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

The following table compares capital expenditures by asset category and reportable segment for the years ended May 31 (in millions):

	2026	2025	Percent Change
Aircraft and related equipment	$967	$1,251	(23)
Package handling and ground support equipment	1,015	935	9
Information technology	463	504	(8)
Vehicles and trailers	347	434	(20)
Facilities and other	1,017	931	9
Total capital expenditures	$3,809	$4,055	(6)

Federal Express segment	$3,349	$3,505	(4)
FedEx Freight segment	379	437	(13)
Other	81	113	(28)
Total capital expenditures	$3,809	$4,055	(6)
Capital expenditures decreased $0.2 billion during 2026 primarily due to lower spending on “aircraft and related equipment” at Federal Express and “vehicles and trailers” at Federal Express and FedEx Freight, partially offset by increased investments in “facilities and other” at FedEx Freight and Federal Express and increased investments in “package handling and ground support equipment” at Federal Express. These reductions are a result of continuing to prioritize investments that support increasing efficiency and reducing our cost to serve.
GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to our senior unsecured debt securities and Pass-Through Certificates, Series 2020-1AA (the “Certificates”) issued by Federal Express.
The $18.7 billion principal amount of senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 6 of the accompanying consolidated financial statements for information regarding the issuance by FedEx of its senior unsecured debt guaranteed by the Guarantor Subsidiaries that was completed during the first quarter of 2026. As discussed in Note 6, the senior unsecured debt issued by FedEx Freight Holding Company, Inc. during the third quarter of 2026 was issued in an unregistered offering.
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
Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of May 31, 2026 (in millions):

Current Assets	$17,741
Intercompany Receivable	4,679
Total Assets	91,772
Current Liabilities	14,529
Intercompany Payable	—
Total Liabilities	55,242

The following table presents the summarized statement of income information as of May 31, 2026 (in millions):

Revenue	$70,863
Intercompany Charges, net	(3,891)
Operating Income	4,579
Intercompany Charges, net	303
Income Before Income Taxes	4,190
Net Income	3,028
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of May 31, 2026 (in millions):

Current Assets	$16,506
Intercompany Receivable	9,321
Total Assets	77,084
Current Liabilities	13,358
Intercompany Payable	—
Total Liabilities	51,387
The following table presents the summarized statement of income information as of May 31, 2026 (in millions):

Revenue	$61,670
Intercompany Charges, net	(4,648)
Operating Income	4,089
Intercompany Charges, net	82
Income Before Income Taxes	4,018
Net Income	2,994
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
We held $13.3 billion in cash and cash equivalents at May 31, 2026 and had $2.8 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”), after offsetting outstanding commercial paper borrowings. We believe that our cash and cash equivalents, cash flow from operations, and available financing sources will be adequate in the short-term and long-term to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. See Note 6 of the accompanying consolidated financial statements for information regarding recent amendments to the Credit Agreements.
Our cash and cash equivalents balance at May 31, 2026 includes $4.3 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.
On July 1, 2026, FedEx announced that it would sell its FedEx Supply Chain business to CMA CGM Group for $1.4 billion as part of a strategic portfolio streamlining effort. The transaction is expected to close in the second half of calendar year 2026. See Note 20 of the accompanying consolidated financial statements for more information.
In July 2026, FedEx utilized the $4.1 billion dividend received from FedEx Freight Holding, together with cash on hand, to repurchase approximately $4.9 billion aggregate principal amount of its outstanding debt securities. See Note 20 of the accompanying consolidated financial statements for more information.

Our capital expenditures during calendar year 2026 are expected to be approximately $3.9 billion, $0.4 billion higher than calendar year 2025. The increase is primarily driven by accelerated investment in Network 2.0 initiatives and modernization of U.S. Domestic and International facilities. Aircraft spend is expected to be approximately $1.0 billion for calendar year 2026. Historical and projected capital expenditures exclude FedEx Freight.
On February 9, 2026, InPost S.A. (“InPost”) and a consortium including FedEx announced a conditional agreement on an intended recommended all-cash public offer for all issued and outstanding shares of InPost at an offer price of €15.60 (cum dividend) per share (the “Offer”). Post-completion, the consortium will be structured with FedEx holding 37%. InPost will continue to operate as a standalone company. The Offer and the transactions contemplated thereby (the “Transaction”) are subject to certain customary closing conditions, including, among others, the receipt of regulatory approvals. Based upon the proposed Offer price, FedEx’s investment will be valued at approximately €2.20 billion. FedEx intends to fund its portion of the Offer by utilizing available cash balances, existing or new liquidity sources, or a combination thereof. Once the Transaction is completed, InPost and FedEx will enter into arm’s length commercial agreements that will enable both businesses to benefit from complementary strengths and a shared vision. The Transaction is expected to be completed in the second half of calendar year 2026.
In June 2026, we repurchased $0.3 billion of our common stock through open market transactions and executed an ASR agreement to repurchase $1.0 billion of our common stock with a completion date by the end of September 2026. There are no amounts remaining available to be used for repurchases under the 2024 program. On July 20, 2026, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock (“2026 program”). Shares under the 2026 program may be repurchased from time to time in the open market or in privately negotiated transactions. The program does not have any specified time limit and does not obligate us to purchase any particular amount of shares, but our Board of Directors may determine to suspend or discontinue the program at any time. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities” and Note 20 of the accompanying consolidated financial statements for more information regarding our stock repurchase programs and purchases made under the 2024 program through July 20, 2026.
During calendar year 2026, we anticipate making voluntary contributions of $475 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”). There are currently no required minimum contributions to our U.S. Pension Plan, and we maintain a credit balance related to our cumulative excess voluntary pension contributions over those required that exceeds $3.0 billion. The credit balance is subtracted from plan assets to determine the minimum funding requirements. Therefore, we have the flexibility to eliminate all required contributions to our principal U.S. Pension Plan for several years. Our U.S. Pension Plan has ample funds to meet expected benefit payments.
On June 8, 2026, our Board of Directors declared a quarterly cash dividend of $1.22 per share of common stock. The dividend of $292 million was paid on July 7, 2026 to stockholders of record as of the close of business on June 22, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
We have several aircraft modernization programs led by the purchase of Boeing 777 Freighters (“B777F”). These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
We have additional obligations as part of our ordinary course of business, beyond those committed for capital expenditures, which consist of debt obligations, lease obligations, and obligations and commitments for purchases of goods and services. Refer to Note 6, Note 7, and Note 17 of the accompanying consolidated financial statements for more information. In addition, we have certain tax positions that are further discussed in Note 11 of the accompanying consolidated financial statements. We do not have any guarantees or other off-balance sheet financing arrangements, including variable interest entities, which we believe could have a material impact on our financial condition or liquidity.
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2028 and March 2030, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of May 31, 2026, no amounts were outstanding under the Credit Agreements, $750 million of commercial paper was outstanding, and we had $250 million of the letter of credit sublimit unused under the Credit Agreements. See Note 6 of the accompanying consolidated financial statements for a description of the terms and significant covenants of the Credit Agreements.

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
Our annual MTM adjustment is highly sensitive to the discount rate and EROA assumptions, which are as follows:

	U.S. Pension Plans		International Pension Plans
	2026	2025	2026	2025
Discount rate used to determine benefit obligation	5.76%	5.94%	4.88%	4.40%
Discount rate used to determine net periodic benefit cost	5.94	5.58	4.40	4.29
Expected long-term rate of return on assets	7.00	6.75	4.07	3.59
The following sensitivity analysis shows the impact of a 50-basis-point change in the EROA and discount rate assumptions for our largest pension plan and the resulting increase (decrease) in our projected benefit obligation (“PBO”) as of May 31, 2026 and expense for the year ended May 31, 2026 (in millions):

	50 Basis Point Increase	50 Basis Point Decrease
Pension Plan
EROA:
Effect on pension expense	$(133)	$133
Discount Rate:
Effect on pension expense	20	(23)
Effect on PBO	(1,311)	1,436
See Note 12 of the accompanying consolidated financial statements for further information about our pension plans.
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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination, and as a result there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in our consolidated balance sheets that are not subject to valuation allowances. We record taxes for net controlled foreign corporation (“CFC”) tested income (formerly global intangible low-taxed income) as a period cost.
Our income tax positions are based on currently enacted tax laws. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes to our estimates will be treated in accordance with the relevant accounting guidance.
For more information, see the “Income Taxes” section of this MD&A and Note 11 of the accompanying consolidated financial statements.
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
We believe our recorded obligations for these expenses are consistently measured and appropriate. Nevertheless, changes in accident frequency and severity, healthcare costs, insurance retention levels, and other factors can materially affect the estimates for these liabilities and affect our results of operations. Self-insurance accruals reflected in our balance sheet as of the period ended May 31 are as follows (in millions):

	2026	2025
Short-Term	$1,969	$1,858
Long-Term	4,413	4,033
Total	$6,382	$5,891
A five-percent reduction or improvement in the assumed claim severity used to estimate our self-insurance accruals would result in an increase or decrease of approximately $320 million in our reserves and expenses as of and for the year ended May 31, 2026. For more information, see “Item 1A. Risk Factors” of this Annual Report.

LONG-LIVED ASSETS
USEFUL LIVES AND SALVAGE VALUES. Our business is capital intensive, with approximately 51% of our owned assets invested in our transportation and information system infrastructures.
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
IMPAIRMENT. As of May 31, 2026, the Federal Express global air network included a fleet of 700 aircraft that provide delivery of packages and freight to more than 220 countries and territories through a wide range of U.S. and international shipping services. While certain aircraft are utilized in primary geographic areas (U.S. versus international), we operate an integrated global network, and utilize our aircraft and other modes of transportation to achieve the lowest cost of delivery while maintaining our service commitments to our customers. Because of the integrated nature of our global network, our aircraft are interchangeable across routes and geographies, giving us flexibility with our fleet planning to meet changing global economic conditions and maintain and modify aircraft as needed.
Because of the lengthy lead times for aircraft manufacture and modifications, we must anticipate volume levels and plan our fleet requirements years in advance, and make commitments for aircraft based on those projections. Furthermore, the timing and availability of certain used aircraft types (particularly those with better fuel efficiency) may create limited opportunities to acquire these aircraft at favorable prices in advance of our capacity needs. These activities create risks that asset capacity may exceed demand. At May 31, 2026, we had five purchased aircraft that were not yet placed into service.
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
In the fourth quarter of 2026, we made the decision to permanently retire from service 10 aircraft, resulting in a noncash impairment charge of $23 million ($18 million, net of tax, or $0.08 per diluted share). These retirements included five Boeing MD-11 aircraft, four Boeing 757-200 aircraft, and one Airbus A300-600 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. Eight of these permanently retired aircraft were temporarily idled and not in revenue service.
During 2025, we made the decision to permanently retire from service 12 aircraft and eight related engines. These retirements included two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, three Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. As a consequence of this decision, a noncash impairment charge of $21 million ($16 million, net of tax, or $0.06 per diluted share) was recorded in 2025.
In 2023 we accelerated the retirement of the entire Boeing MD-11 fleet by the end of 2028. In 2025, we made the decision to extend the retirement plan to have the fleet retired by the end of 2032 to better align the air network capacity of Federal Express to match anticipated shipment volumes. As a result of this decision, we had a net decrease in depreciation expense in 2025 of $19 million.

In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2026, we had 13 jet aircraft temporarily idled. These aircraft have been idled for an average of 23 months and are expected to return to revenue service in order to meet expected demand.
LEASES. We utilize operating leases to finance certain of our aircraft, facilities, and equipment. Such arrangements typically shift the risk of loss on the residual value of the assets at the end of the lease period to the lessor. We had $17 billion in operating lease liabilities and $17 billion in related right-of-use assets on the balance sheet as of May 31, 2026. The weighted-average remaining lease term of all operating leases outstanding at May 31, 2026 was 9.2 years.
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
GOODWILL. We had $6.7 billion of recorded goodwill at May 31, 2026 and $6.6 billion of recorded goodwill at May 31, 2025 from our business acquisitions, representing the excess of the purchase price over the fair value of the net assets acquired. Several factors give rise to goodwill in our acquisitions, such as the expected benefits from synergies of the combination and the existing workforce of the acquired business.
Goodwill is reviewed at least annually for impairment. In our evaluation of goodwill impairment, we perform a qualitative assessment that requires management judgment and the use of estimates to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit and proceed directly to performing the quantitative goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. We performed a qualitative assessment of goodwill in the fourth quarter of 2026 and 2025.
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
We evaluated each of our reporting units during the fourth quarters of 2026 and 2025 and the estimated fair value of each of our reporting units exceeded their carrying values as of the end of 2026 and 2025; therefore, no impairment was recorded during any of the years presented.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES. While we currently have market risk sensitive instruments related to interest rates, we do not have significant exposure to changing interest rates on our long-term debt. As disclosed in Note 6 to the accompanying consolidated financial statements, we had outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $20.9 billion at May 31, 2026 and outstanding fixed-rate long-term debt (exclusive of finance leases) with an estimated fair value of $17.2 billion at

May 31, 2025. Market risk for long-term debt is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates and amounts to approximately $694 million as of May 31, 2026 and approximately $600 million as of May 31, 2025. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.
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
FOREIGN CURRENCY. While we are a global provider of transportation, e-commerce, and business services, the majority of our transactions during the periods presented in this Annual Report are denominated in U.S. dollars. The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, Canadian dollar, British pound, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. Foreign currency fluctuations had a slightly positive impact on operating income in both 2026 and 2025. However, favorable foreign currency fluctuations also may have had an offsetting impact on the price we obtained or the demand for our services, which is not quantifiable. At May 31, 2026, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which our transactions are denominated would result in a decrease in operating income of approximately $541 million for fiscal year 2026, assuming operations were consistent with the prior year. This theoretical calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar, which is not consistent with our actual experience in foreign currency transactions. In addition to the direct effects of changes in exchange rates, fluctuations in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.
We maintain derivative financial instruments to manage foreign currency fluctuations related to probable future transactions and cash flows denominated in currencies other than the currency of the transacting entity, which impacts our exposure to foreign currency exchange risk. Certain derivatives are designated as net investment hedges and the gains or losses on those derivatives are reported in accumulated other comprehensive loss within common stockholders’ investment as part of the cumulative translation adjustment. During 2026, we recognized an immaterial amount of losses in other comprehensive income related to our cross-currency swaps and debt designated as a net investment hedge, respectively, which excludes any impact of deferred income taxes. All other derivatives are accounted for at fair value with any gains or losses recorded in income, and were immaterial in 2026. The income statement impact of the derivatives was immaterial in 2025. For additional discussion of our derivatives, see Note 14 of the accompanying consolidated financial statements.
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
Management, with the participation of our principal executive and financial officers, assessed our internal control over financial reporting as of May 31, 2026, the end of our fiscal year. Management based its assessment on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of May 31, 2026.
The effectiveness of our internal control over financial reporting as of May 31, 2026, has been audited by Ernst & Young LLP (PCAOB ID: 42), the independent registered public accounting firm who also audited the Company’s consolidated financial statements included in this Annual Report. Ernst & Young LLP’s report on the Company’s internal control over financial reporting is included in this Annual Report.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FedEx Corporation
Opinion on Internal Control Over Financial Reporting
We have audited FedEx Corporation’s internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, FedEx Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of May 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of May 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2026, and the related notes and our report dated July 20, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Memphis, Tennessee
July 20, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FedEx Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of FedEx Corporation (the Company) as of May 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, cash flows and changes in common stockholders’ investment for each of the three years in the period ended May 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of May 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 20, 2026 expressed an unqualified opinion thereon.
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

U.S. Pension Projected Benefit Obligation
Description of the Matter
The Company sponsors defined benefit pension plans that provide retirement benefits to certain U.S. employees. At May 31, 2026, the Company’s aggregated projected benefit obligation for U.S. pension plans was $27.1 billion, which was less than the $28.5 billion fair value of U.S. pension plan assets, resulting in a funded status of $1.4 billion. As explained in Note 1 and Note 12 to the consolidated financial statements, the Company’s projected benefit obligation for the U.S. pension plans is measured using actuarial techniques that reflect management’s assumptions.
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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating the projected benefit obligation of the U.S. pension plans, including management’s review of the discount rate and assessment of the data inputs provided to the actuary.
To test the projected benefit obligation of the U.S. pension plans, our audit procedures included, among others, evaluating the methodologies, discount rate, and the underlying data used by the Company. We compared the actuarial assumptions used by management to historical trends and evaluated the change in the projected benefit obligation of the U.S. pension plans from the prior year due to the change in service cost, interest cost, actuarial gains, and benefit payments. In addition, we involved our actuarial specialists to assist in evaluating management’s methodology for determining the discount rate. As part of this assessment, we compared management’s selected discount rate to an independently developed range of reasonable discount rates. Additionally, we compared the projected future cash flows of the U.S. pension plans to the prior year projections and compared the current year benefits paid to the prior year projected cash flows. We also tested the completeness and accuracy of the underlying data, including the participant data provided to management’s actuarial specialists.

Valuation of Self-Insurance Accruals
Description of the Matter
At May 31, 2026, the Company’s self-insurance accruals reflected in the balance sheet were $6.4 billion. As explained in Note 1 to the consolidated financial statements, self-insurance accruals include costs associated with vehicle accidents, workers’ compensation claims, property and cargo loss, general business liabilities, and benefits paid under employee disability programs. These accrued liabilities are primarily based on the actuarially estimated cost of claims, including incurred-but-not-reported (IBNR) claims.
Auditing the Company’s self-insurance accruals for vehicle accidents and workers’ compensation claims is complex due to the significant measurement uncertainty inherent to the estimate, the application of management judgment, and the use of various actuarial methods. In addition, the accruals are sensitive due to the volume of claims and the amount of time that can pass before the final cost is known.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s process for estimating self-insurance accruals for vehicle accidents and workers’ compensation claims, including management’s review of actuarial estimates and assessment of data underlying the accruals.
To evaluate the self-insurance accruals for vehicle accidents and workers’ compensation claims, our audit procedures included, among others, testing the completeness and accuracy of the underlying claims data used by the Company. We involved our actuarial specialists to assist in our evaluation of the methodologies applied by management in establishing the actuarially determined accrual and in reviewing the Company’s reinsurance contracts by policy year to assess the Company’s self-insured retentions, deductibles, and coverage limits. We compared the Company’s accrued amounts to a range developed by our actuarial specialists. Furthermore, we compared the Company’s historical estimates of expected incurred losses to actual losses experienced during the current year.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Memphis, Tennessee
July 20, 2026

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS)

	May 31,
	2026	2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$13,311	$5,502
Receivables, less allowances of $864 and $773	12,672	11,368
Spare parts, supplies, and fuel, less allowances of $324 and $308	669	602
Prepaid expenses and other	1,251	914
Total current assets	27,903	18,386
PROPERTY AND EQUIPMENT, AT COST
Aircraft and related equipment	32,107	31,584
Package handling and ground support equipment	19,816	18,878
Information technology	9,942	9,706
Vehicles and trailers	11,150	10,949
Facilities and other	17,911	16,505
Total property and equipment, at cost	90,926	87,622
Less accumulated depreciation and amortization	48,882	45,980
Net property and equipment	42,044	41,642
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	16,822	16,453
Goodwill	6,733	6,603
Other assets	5,435	4,543
Total other long-term assets	28,990	27,599
TOTAL ASSETS	$98,937	$87,627

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN MILLIONS, EXCEPT SHARE DATA)

	May 31,
	2026	2025
LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accrued expenses	$5,725	$4,995
Accounts payable	4,327	3,692
Accrued salaries and employee benefits	3,759	2,731
Operating lease liabilities	2,680	2,565
Current portion of long-term debt	1,676	1,428
Short-term borrowings	745	—
Total current liabilities	18,912	15,411
LONG-TERM DEBT, LESS CURRENT PORTION	23,293	19,151
OTHER LONG-TERM LIABILITIES
Operating lease liabilities	14,549	14,272
Self-insurance accruals	4,413	4,033
Deferred income taxes	3,664	4,205
Pension, postretirement healthcare, and other benefit obligations	1,625	1,698
Other liabilities	834	783
Total other long-term liabilities	25,085	24,991
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS’ INVESTMENT
Preferred stock, no par value; 4 million shares authorized; no shares issued or outstanding	—	—
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of May 31, 2026 and 2025	32	32
Additional paid-in capital	4,717	4,290
Retained earnings	44,461	41,402
Accumulated other comprehensive loss	(1,227)	(1,362)
Treasury stock, at cost; 78 million shares as of May 31, 2026 and 80 million shares as of May 31, 2025	(16,336)	(16,288)
Total common stockholders’ investment	31,647	28,074
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$98,937	$87,627

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Years ended May 31,
	2026	2025	2024
REVENUE	$94,720	$87,926	$87,693
OPERATING EXPENSES:
Salaries and employee benefits	33,844	31,232	30,961
Purchased transportation	23,620	21,768	20,921
Rentals and landing fees	4,883	4,647	4,571
Depreciation and amortization	4,369	4,264	4,287
Fuel	4,052	3,775	4,710
Maintenance and repairs	3,330	3,245	3,291
Separation and other costs	771	38	—
Business optimization and realignment costs	366	756	582
Goodwill and other asset impairment charges	23	21	157
Other	13,999	12,963	12,654
TOTAL OPERATING EXPENSES	89,257	82,709	82,134
OPERATING INCOME	5,463	5,217	5,559
OTHER INCOME (EXPENSE):
Interest expense	(970)	(789)	(745)
Other retirement plans income	885	713	722
Interest income	437	363	370
Other, net	(22)	(63)	(70)
TOTAL OTHER INCOME (EXPENSE)	330	224	277
INCOME BEFORE INCOME TAXES	5,793	5,441	5,836
PROVISION FOR INCOME TAXES	1,360	1,349	1,505
NET INCOME	$4,433	$4,092	$4,331
EARNINGS PER COMMON SHARE:
Basic	$18.71	$16.96	$17.41
Diluted	$18.55	$16.81	$17.21
The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(IN MILLIONS)

	Years ended May 31,
	2026	2025	2024
NET INCOME	$4,433	$4,092	$4,331
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments, net of tax benefits of $6 in 2026, $13 in 2025, and $5 in 2024	145	2	(60)
Prior service credit arising during period, net of tax (expense) of $0 in 2026, $0 in 2025, and ($11) in 2024	—	—	36
Amortization of prior service credits and other, net of tax benefit of $1 in 2026, $6 in 2025, and $2 in 2024	(10)	(5)	(8)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	135	(3)	(32)
COMPREHENSIVE INCOME	$4,568	$4,089	$4,299

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN MILLIONS)

	Years ended May 31,
	2026	2025	2024
OPERATING ACTIVITIES
Net income	$4,433	$4,092	$4,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,369	4,264	4,287
Provision for uncollectible accounts	946	521	421
Other noncash items including leases and deferred income taxes	2,937	3,156	2,919
Stock-based compensation	177	154	163
Retirement plans mark-to-market adjustments	(647)	(515)	(561)
Goodwill and other asset impairment charges	23	21	157
Separation and other costs, net of payments	248	15	—
Business optimization and realignment costs, net of payments	(48)	43	26
Changes in assets and liabilities:
Receivables	(2,247)	(1,780)	(270)
Other current assets	(121)	90	(43)
Pension and postretirement healthcare assets and liabilities, net	(169)	(553)	(522)
Accounts payable and other liabilities	(933)	(2,460)	(2,553)
Other, net	(43)	(12)	(43)
Cash provided by operating activities	8,925	7,036	8,312
INVESTING ACTIVITIES
Capital expenditures	(3,809)	(4,055)	(5,176)
Purchase of investments	(682)	(262)	(176)
Proceeds from sale of investments	483	110	38
Proceeds from asset dispositions, and other investing activities, net	97	115	114
Cash used in investing activities	(3,911)	(4,092)	(5,200)
FINANCING ACTIVITIES
Proceeds from debt issuances	5,289	—	—
Short-term borrowings, net	742	—	—
Principal payments on debt	(2,049)	(157)	(147)
Proceeds from stock issuances	992	524	491
Dividends paid	(1,374)	(1,339)	(1,259)
Purchase of common stock	(796)	(3,017)	(2,500)
Other, net	(55)	(30)	(11)
Cash provided by (used in) financing activities	2,749	(4,019)	(3,426)
Effect of exchange rate changes on cash	46	76	(41)
Net increase (decrease) in cash and cash equivalents	7,809	(999)	(355)
Cash and cash equivalents at beginning of period	5,502	6,501	6,856
Cash and cash equivalents at end of period	$13,311	$5,502	$6,501

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(IN MILLIONS, EXCEPT SHARE DATA)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at May 31, 2023	$32	$3,769	$35,259	$(1,327)	$(11,645)	$26,088
Net income	—	—	4,331	—	—	4,331
Other comprehensive loss, net of tax of $4	—	—	—	(32)	—	(32)
Purchases of common stock (9.8 million shares)	—	(22)	—	—	(2,495)	(2,517)
Cash dividends declared ($3.78 per share)	—	—	(941)	—	—	(941)
Employee incentive plans and other (3.1 million shares issued)	—	241	—	—	412	653
Balance at May 31, 2024	32	3,988	38,649	(1,359)	(13,728)	27,582
Net income	—	—	4,092	—	—	4,092
Other comprehensive loss, net of tax of $19	—	—	—	(3)	—	(3)
Purchases of common stock (10.9 million shares)	—	(21)	—	—	(2,999)	(3,020)
Issuance of treasury stock for acquisition	—	42	—	—	48	90
Cash dividends declared ($5.52 per share)	—	—	(1,339)	—	—	(1,339)
Employee incentive plans and other (2.9 million shares issued)	—	281	—	—	391	672
Balance at May 31, 2025	32	4,290	41,402	(1,362)	(16,288)	28,074
Net income	—	—	4,433	—	—	4,433
Other comprehensive income, net of tax of $7	—	—	—	135	—	135
Purchases of common stock (3.3 million shares)	—	—	—	—	(775)	(775)
Cash dividends declared ($5.80 per share)	—	—	(1,374)	—	—	(1,374)
Employee incentive plans and other (5.0 million shares issued)	—	427	—	—	727	1,154
Balance at May 31, 2026	$32	$4,717	$44,461	$(1,227)	$(16,336)	$31,647

The accompanying notes are an integral part of these consolidated financial statements.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS SEGMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS SEGMENTS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. During the fiscal years ended May 31, 2026 and 2025, our primary operating companies were Federal Express Corporation (“Federal Express”), the world’s largest express transportation company and a leading North American provider of small-package ground delivery services, and FedEx Freight, Inc. (“FedEx Freight”), a leading North American provider of less-than-truckload (“LTL”) freight transportation services.
Federal Express operates a unified, fully integrated air-ground express network under the respected FedEx brand. FedEx Freight provides LTL freight transportation services as a separate subsidiary. Prior to June 1, 2026, Federal Express and FedEx Freight represented our major service lines and constituted our reportable segments.
On June 1, 2026, we completed the spin-off of FedEx Freight into a new, publicly traded company (the “Spin-Off”). As a result of the Spin-Off, effective June 1, 2026, FedEx will no longer consolidate the FedEx Freight business, and FedEx Freight will no longer be a reportable segment. Following the Spin-Off, we realigned our internal reporting and management structure, resulting in the identification of two new reportable segments: Express U.S. Domestic and Express International. These changes had no impact on our consolidated results of operations or financial position. See Note 20 for additional information.
FISCAL YEARS. Except as otherwise specified, references to years indicate our fiscal year ended May 31, 2026 or ended May 31 of the year referenced, and comparisons are to the corresponding period of the prior year.
Effective June 1, 2026, we changed our fiscal year end from May 31 to December 31. As a result, we will report operating results covering the seven-month transition period from June 1, 2026 through December 31, 2026 (the “Transition Period”) in a Transition Report on Form 10-K. Following the Transition Period, we will report our operating results on a calendar-year basis, beginning with the fiscal year ending December 31, 2027.
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
We also provide customized customer-specific solutions, such as supply chain management solutions and inventory and service parts logistics, through which we provide the service of integrating a complex set of tasks and components into a single capability. For these

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements, the majority of which are conducted by our FedEx Logistics operating segment, the entire contract is accounted for as one performance obligation. For these performance obligations, we typically have a right to consideration from customers in an amount that corresponds directly with the value to the customers of our performance completed to date, and as such we recognize revenue in the amount to which we have a right to invoice the customer.
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
Contract Assets and Liabilities
Contract assets include unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current, and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.
Contract assets were $760 million and $526 million at May 31, 2026 and May 31, 2025, respectively. Contract assets are included within “Receivables” in the accompanying consolidated balance sheets. Contract liabilities related to advance payments from customers were $20 million and $23 million at May 31, 2026 and May 31, 2025, respectively. Contract liabilities are included within “Accrued expenses” in the accompanying consolidated balance sheets.
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
Disaggregation of Revenue
See Note 13 for disclosure of disaggregated revenue for the periods ended May 31. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.

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
ADVERTISING. Advertising and promotion costs are expensed as incurred and are classified in other operating expenses. Advertising and promotion expenses were $436 million in 2026, $425 million in 2025, and $421 million in 2024.
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
The depreciable lives and net book value of our property and equipment are as follows (dollars in millions):

		Net Book Value at May 31,
	Range	2026	2025
Wide-body aircraft and related equipment	18 to 30 years	$18,027	$18,202
Narrow-body and feeder aircraft and related equipment	5 to 30 years	1,635	1,750
Package handling and ground support equipment	3 to 15 years	7,430	7,573
Information technology	3 to 7 years	1,422	1,568
Vehicles and trailers	3 to 15 years	4,285	4,075
Facilities and other	1 to 33 years	9,245	8,474
Substantially all property and equipment have no material residual values. The majority of aircraft costs are depreciated on a straight-line basis over 18 to 30 years. We periodically evaluate the estimated service lives and residual values used to depreciate our property and equipment.
Depreciation and amortization expense, excluding gains and losses on sales of property and equipment used in operations, was $4.4 billion in 2026, $4.3 billion in 2025, and $4.3 billion in 2024. Depreciation and amortization expense includes amortization of assets under finance leases.
CAPITALIZED INTEREST. Interest on funds used to finance the acquisition and modification of aircraft, including purchase deposits, construction of certain facilities, and development of certain software up to the date the asset is ready for its intended use, is capitalized and included in the cost of the asset if the asset is actively under construction. Capitalized interest was $52 million in 2026, $55 million in 2025, and $81 million in 2024.
IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable. For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In 2026, we made the decision to permanently retire from service ten aircraft, resulting in a noncash impairment charge of $23 million ($18 million, net of tax, or $0.08 per diluted share). These retirements included four Boeing 757 aircraft, one Airbus A300 aircraft, and five Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy as we continue to improve our global network efficiency and better align air network capacity with anticipated demand. Eight of these permanently retired aircraft were temporarily idled and not in revenue service.
In 2025, we made the decision to permanently retire from service 12 aircraft and eight related engines, resulting in a noncash impairment charge of $21 million ($16 million, net of tax, or $0.06 per diluted share). These retirements included two Boeing 757-200 aircraft, seven Airbus A300-600 aircraft, three Boeing MD-11 aircraft, and align with Federal Express’s fleet reduction and modernization strategy. All of these permanently retired aircraft were temporarily idled and not in revenue service.
In 2024, we made the decision to permanently retire from service 22 Boeing 757-200 aircraft and seven related engines to align with Federal Express’s fleet reduction and modernization strategy. As a consequence of this decision, a noncash impairment charge of $157 million ($120 million, net of tax, or $0.48 per diluted share) was recorded in 2024.
In the normal management of our aircraft fleet, we routinely idle aircraft and engines temporarily due to maintenance cycles and adjustments of our network capacity to match seasonality and overall customer demand levels. Temporarily idled assets are classified as available-for-use, and we continue to record depreciation expense associated with these assets. These temporarily idled assets are assessed for impairment and remaining life on a quarterly basis. The criteria for determining whether an asset has been permanently removed from service (and, as a result, is potentially impaired) include, but are not limited to, our global economic outlook and the impact of our outlook on our current and projected volume levels, including capacity needs during our peak shipping seasons; the introduction of new fleet types or decisions to permanently retire an aircraft fleet from operations; and changes to planned service expansion activities. At May 31, 2026, we had 13 jet aircraft temporarily idled. These aircraft have been idled for an average of 23 months and are expected to return to revenue service in order to meet expected demand.
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
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss, capital loss, and tax credit carryforwards. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and available tax planning strategies. These sources of income rely heavily on estimates to make this determination and, as a result, there is a risk that these estimates will have to be revised as new information is received. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. We believe we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in the consolidated balance sheets that are not subject to valuation allowances. We record taxes for net controlled foreign corporation (“CFC”) tested income (formerly global intangible low-taxed income) as a period cost.
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
Amounts due to our suppliers that participate in the SCF programs are included within “Accounts payable” in the accompanying consolidated balance sheets. We have been informed by the participating financial institutions that as of May 31, 2026 and May 31, 2025, suppliers have been approved to sell to them $109 million and $71 million, respectively, of our outstanding payment obligations. A rollforward of obligations confirmed and paid during the years ended May 31 is presented below (in millions):

	2026	2025
Confirmed obligations outstanding at the beginning of the year	$71	$94
Invoices confirmed during the year	748	625
Confirmed invoices paid during the year	(711)	(651)
Currency translation adjustments	1	3
Confirmed obligations outstanding at the end of the year	$109	$71
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
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots at Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a newly ratified collective bargaining agreement (“CBA”). The new CBA was ratified by Federal Express pilots in a vote concluded on June 9, 2026, and is the product of several years of bargaining under the Railway Labor Act of 1926, as amended (“RLA”), including mediation by the National Mediation Board (the U.S. governmental agency that oversees labor agreements for entities covered by the RLA). The new CBA took effect June 29, 2026, and is scheduled to become amendable in December 2030. For more information, see Note 20.
In addition to our pilots, certain of Federal Express’s non-U.S. employees are unionized. FedEx believes its employee relations are excellent. See “Item 1A. Risk Factors” of this Annual Report for more information.
INVESTMENTS IN EQUITY AND DEBT SECURITIES. Investments in equity securities with a readily determinable fair value are carried at fair value and are classified as Level 1 investments in the fair value hierarchy. Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. For equity securities without readily determinable fair values that qualify for the net asset value (“NAV”) practical expedient, we have elected to apply the NAV practical

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expedient to estimate fair value. Changes in fair value are included in “Other, net” in the accompanying consolidated statements of income.
We apply the measurement alternative to all other investments in equity securities without a readily determinable fair value. Under the measurement alternative these equity securities are accounted for at cost, with adjustments for observable changes in prices and impairments included within “Other, net” in the accompanying consolidated statements of income. We perform a qualitative assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.
Investments in debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Realized gains and losses on available-for-sale debt securities are included within “Other, net” in the accompanying consolidated statements of income while unrealized gains and losses, net of tax, are included within AOCL in the accompanying consolidated balance sheet.
Investments in equity securities and debt securities are included within “Other assets” and “Prepaid expenses and other,” respectively, in the accompanying consolidated balance sheets.
On February 9, 2026, InPost S.A. (“InPost”) and a consortium including FedEx announced a conditional agreement on an intended recommended all-cash public offer for all issued and outstanding shares of InPost at an offer price of €15.60 (cum dividend) per share (the “Offer”). Post-completion, the consortium will be structured with FedEx holding 37%. InPost will continue to operate as a standalone company. The Offer and the transactions contemplated thereby (the “Transaction”) are subject to certain customary closing conditions, including, among others, the receipt of regulatory approvals. Based upon the proposed Offer price, FedEx’s investment is valued at approximately €2.20 billion. FedEx intends to fund its portion of the Offer by utilizing available cash balances, existing or new liquidity sources, or a combination thereof. The Transaction is expected to be completed in the second half of calendar 2026.
STOCK-BASED COMPENSATION. The accounting guidance related to share-based payments requires recognition of compensation expense for stock-based awards using a fair value method. We use the Black-Scholes option pricing model to calculate the fair value of stock options. The value of restricted stock awards, restricted stock units (“RSUs”), and performance stock units (“PSUs”) are based on the stock price of the award on the grant date. We record stock-based compensation expense within “Salaries and employee benefits” in the accompanying consolidated statements of income. We issue new shares or treasury shares from stock repurchases to cover employee stock option exercises and restricted stock grants. Shares not issued for restricted stock grants are available to be issued for stock option grants.
TREASURY SHARES. In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock. As of May 31, 2026, $1.3 billion remained available to use for repurchases under our 2024 stock repurchase program. During fiscal year 2026, 3.3 million shares were repurchased through accelerated share repurchase (“ASR”) agreements or open market transactions under this program at an average price of $233.07 per share for a total of $776 million. Share repurchases had a benefit of $0.21 per diluted share in 2026.
During fiscal year 2025, 10.9 million shares were repurchased under the stock repurchase program through ASR agreements or open market transactions at an average price of $274.34 per share for a total of $3.0 billion. Share repurchases had a benefit of $0.44 per diluted share in 2025. During fiscal year 2024, 9.8 million shares were repurchased at an average price of $255.34 per share for a total of $2.5 billion.
The final number of shares delivered upon settlement of the ASR agreements was determined based on a discount to the volume-weighted average price of our stock during the term of the transaction. The repurchased shares were accounted for as a reduction to “Common stockholders’ investment” in the accompanying consolidated balance sheets and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
DIVIDENDS DECLARED PER COMMON SHARE. On June 8, 2026, our Board of Directors declared a quarterly cash dividend of $1.22 per share of common stock. The dividend was paid on July 7, 2026 to stockholders of record as of the close of business on June 22, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
BUSINESS OPTIMIZATION AND REALIGNMENT COSTS. Our business optimization and realignment costs relate to transformation initiatives aimed to improve long-term profitability, drive efficiency within and between our transportation segments, lower our overhead and support costs, and transform our digital capabilities. Costs included in “Business optimization and realignment costs” in the accompanying consolidated statements of income relate to our Network 2.0 program, our international operational transformation programs, our DRIVE initiatives commenced in prior years, and the Europe workforce reduction plan announced in June 2024.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes to amounts accrued associated with business optimization and realignment costs during 2026 and 2025:

	2026	2025
Business optimization and realignment costs accrued, beginning of period	$(227)	$(155)
Expense incurred	(352)	(756)
Amounts paid	419	684
Business optimization and realignment costs accrued, end of period	$(160)	$(227)
We incurred business optimization and realignment costs of $366 million ($285 million, net of tax, or $1.19 per diluted share) in 2026, of which $14 million related to impairment of property and equipment. The remaining costs were primarily related to severance, professional services, and incentive payments to our contracted service providers, and are included in Federal Express and Corporate, other, and eliminations. We incurred business optimization and realignment costs of $756 million ($577 million, net of tax, or $2.37 per diluted share) in 2025. These costs were primarily related to professional services and severance and are included in Federal Express and Corporate, other, and eliminations. We incurred costs associated with our business optimization and realignment activities of $582 million ($444 million, net of tax, or $1.77 per diluted share) in 2024. These costs were primarily related to professional services and severance and are included in Corporate, other, and eliminations and Federal Express.

Network 2.0

Network 2.0 is our multi-year effort to improve the efficiency with which FedEx picks up, transports, and delivers packages in the U.S. and Canada. Through Network 2.0, we continue to consolidate our sortation facilities and equipment, reduce pickup-and-delivery routes, and optimize our enterprise linehaul network by moving beyond discrete collaboration to an end-to-end optimized network. We have implemented Network 2.0 optimization in approximately 410 locations in the U.S. and Canada as of May 31, 2026. Service providers will handle the pickup and delivery of Federal Express packages in some locations while employee couriers will handle others. We completed Canada’s implementation of Network 2.0 in the fourth quarter of fiscal year 2025 and expect to complete the U.S implementation by the end of calendar 2027.

International operational transformation programs
In January 2026, FedEx initiated operational transformation programs in certain international locations designed to modernize, streamline, and optimize international domestic operations. These transformation programs may reduce approximately 5,000 operational employees, as well as changing working locations and schedules for up to 800 operational employees and is expected to occur over approximately 18 months, subject to required consultation processes in accordance with local country regulations.
We expect the combined pre-tax costs of severance benefits, legal and professional fees, and facilities-related exit costs to range from $225 million to $325 million, substantially all of which are cash expenditures. These charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses. In 2026, we incurred $147 million of costs related to these programs. The timing and amount of our business optimization expenses and the related cost savings associated with this operational transformation program are dependent on local country consultation processes, regulations and the negotiation of social plans, and may change as we revise and implement our plans.
Europe workforce reduction plan

Our workforce reduction plan in Europe to reduce structural costs, announced in June 2024, is now fully complete as of May 31, 2026. The plan occurred over an 18-month period in accordance with local country processes and regulations and impacted approximately 1,400 employees across back-office and commercial functions. Savings from the plan are expected to be approximately $150 million on an annualized basis beginning in calendar 2026.

Pre-tax costs for severance benefits and legal and professional fees related to the plan were recorded as business optimization expenses. In 2026 and 2025, we incurred $13 million and $235 million, respectively, of costs related to this plan.

The identification of costs as business optimization and realignment-related expenditures is subject to our disclosure controls and procedures.

SEPARATION AND OTHER COSTS. Our separation and other costs relate to the Spin-Off and fiscal year change, as noted above in the “Description of Business Segments and Fiscal Years sections of Note 1.” See also Note 20 for further information.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the changes to amounts accrued associated with separation and other costs during 2026 and 2025:

	2026	2025
Separation and other costs accrued, beginning of period	$(15)	$—
Expense incurred	(777)	(56)
Amounts paid	529	41
Separation and other costs accrued, end of period	$(263)	$(15)
Spin-Off
We incurred costs related to the Spin-Off of $744 million ($589 million, net of tax, or $2.46 per diluted share) in 2026. These costs primarily consist of professional services and an employee incentive plan related to the Spin-Off. Separation costs of $738 million are included within “Separation and other costs,” and separation costs of $6 million are included within “Other, net” in the accompanying consolidated statements of income. These costs are included in FedEx Freight; Corporate, other, and eliminations; and Federal Express. In 2025, we incurred costs related to the Spin-Off of $56 million ($44 million, net of tax, or $0.18 per diluted share). Professional and legal fees of $38 million are included within “Separation and other costs,” and $18 million related to a debt exchange offer and consent solicitation transactions discussed in Note 6 are included within “Other, net” in the accompanying consolidated statements of income. These costs are included in Corporate, other, and eliminations. Costs included in “Separation and other costs” for 2025 were reclassified from “Other” to conform to the current period presentation. This change had no impact on total operating income or net income. Additionally, “Separation and other costs, net of payments” of $15 million were reclassified from “Changes in assets and liabilities: Accounts payable and other liabilities” in the consolidated statements of cash flows for 2025. We did not incur any Spin-Off costs in 2024.
Fiscal year change
We incurred costs related to the fiscal year change of $33 million ($26 million, net of tax, or $0.11 per diluted share) in 2026. These costs were primarily related to professional services and are included in the “Separation and other costs” caption of the accompanying consolidated statements of income. Costs associated with the fiscal year change are included in Federal Express and Corporate, other, and eliminations. We did not incur any costs related to the fiscal year change in 2025 or 2024.
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
Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new requirements enhance detail regarding the amount of cash taxes paid and the reconciliation of our effective tax rate. We adopted this standard effective June 1, 2025 (fiscal 2026) on a prospective basis. See Note 11 for further discussion about income taxes.
New Accounting Standards and Accounting Standards Not Yet Adopted
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting requirements for environmental credits and environmental credit obligations (“ECOs”). The ASU introduces a comprehensive model that establishes recognition, measurement, presentation, and disclosure requirements for environmental credits and, when applicable, compliance obligations that may be settled by using environmental credits. The new accounting standard will be effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. We are assessing the effect of this update on our consolidated financial statements and related disclosures.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of the interim reporting guidance, the types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. Per the FASB, the amendment does not intend to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements but rather provide clarity and improve navigability of the existing interim reporting requirements. The update will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement–Reporting Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods. The update will be effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. We are assessing the effect of this update on our consolidated financial statements and related disclosures.
Other accounting pronouncements issued, but not effective until after May 31, 2026, are not expected to have a material impact on our consolidated financial statements, related disclosures, or internal controls.
NOTE 3: CREDIT LOSSES
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including underlying economic expectations. During the year, changes in macroeconomic conditions, including the impact of tariffs, contributed to higher bad‑debt write‑offs compared to the prior year. These factors were considered in our assessment of expected credit losses and the determination of the allowance. We update our estimate of credit loss reserves monthly.
Changes in the allowance for credit losses for the years ended May 31 were as follows:

	2026	2025
Allowance, beginning of period	$438	$436
Current period provision for expected credit losses	946	521
Write-offs charged against allowance	(1,896)	(1,422)
Recoveries collected	1,022	903
Allowance, end of period	$510	$438

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: GOODWILL AND OTHER INTANGIBLE ASSETS
GOODWILL. The carrying amount of goodwill attributable to each reportable operating segment and changes therein are as follows (in millions):

	Federal Express Segment	FedEx Freight Segment	Corporate, Other, and Eliminations	Total
Goodwill at May 31, 2024	$5,769	$771	$1,961	$8,501
Accumulated impairment charges	—	(133)	(1,945)	(2,078)
Balance as of May 31, 2024	5,769	638	16	6,423
Goodwill acquired(2)	38	—	—	38
Other(1)	142	—	—	142
Balance as of May 31, 2025	5,949	638	16	6,603
Goodwill acquired(2)	5	—	—	5
Other(1)	125	—	—	125
Balance as of May 31, 2026	6,079	638	16	6,733
Accumulated goodwill impairment charges as of May 31, 2026	$—	$(133)	$(1,945)	$(2,078)
(1)Primarily currency translation adjustments.
(2)Goodwill acquired related to the acquisition of RouteSmart Technologies.
We evaluated each of our reporting units during the fourth quarters of 2026 and 2025 and the estimated fair value of each of our reporting units exceeded their carrying values as of the end of 2026 and 2025; therefore, no impairment was recorded during any of the years presented.
OTHER INTANGIBLE ASSETS. The summary of our intangible assets and related accumulated amortization at May 31, 2026 and 2025 is as follows (in millions):

	2026			2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Customer relationships	$591	$(505)	$86	$580	$(454)	$126
Technology	132	(65)	67	132	(53)	79
Trademarks and other	1	(1)	—	1	(1)	—
Total	$724	$(571)	$153	$713	$(508)	$205
Amortization expense for intangible assets was $54 million in 2026, $48 million in 2025, and $47 million in 2024.
Expected amortization expense for the next five years ending May 31 is as follows (in millions):

2027	$53
2028	51
2029	11
2030	10
2031	9

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: SELECTED CURRENT LIABILITIES
The components of selected current liabilities at May 31 were as follows (in millions)

	2026	2025
Accrued salaries and employee benefits
Salaries	$1,447	$1,083
Employee benefits, including variable compensation	1,559	796
Compensated absences	753	852
	$3,759	$2,731
Accrued expenses
Self-insurance accruals	$1,969	$1,858
Taxes other than income taxes	392	372
Other	3,364	2,765
	$5,725	$4,995

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: LONG-TERM DEBT AND OTHER FINANCING ARRANGEMENTS
The components of long-term debt (net of discounts and debt issuance costs), along with maturity dates for the years subsequent to May 31, 2026, are as follows (in millions):

		Fiscal Year of	May 31,
	Interest Rate %	Maturity	2026	2025
Senior secured debt:
	1.875	2034	$679	$729
Senior unsecured debt:
	3.25	2026	—	749
	3.40	2028	499	498
	4.20-4.30	2029	1,392	398
	3.10-4.90	2030	2,340	1,738
	2.40-4.65	2031	1,985	992
	4.95	2033	693	—
	4.90	2034	496	496
	3.90	2035	495	495
	5.25	2036	988	—
	3.25	2041	740	740
	3.875-4.10	2043	985	985
	5.10	2044	742	742
	4.10	2045	641	641
	4.55-4.75	2046	2,463	2,462
	4.40	2047	736	736
	4.05	2048	987	986
	4.95	2049	836	835
	5.25	2050	1,226	1,225
	4.50	2065	245	245
	7.60	2098	237	237
Euro senior unsecured debt:
	0.45	2026	—	569
	1.625	2027	1,455	1,422
	0.45	2029	695	679
	1.30	2032	168	566
	0.95-3.50	2033	1,328	734
	4.125	2038	404	—
Total senior unsecured debt			22,776	19,170

Finance lease obligations			1,514	680
			24,969	20,579
Less current portion			1,676	1,428
			$23,293	$19,151
Interest on our U.S. dollar fixed-rate notes is paid semi-annually. Interest on our euro fixed-rate notes is paid annually. The weighted-average interest rate on long-term debt was 3.8% as of May 31, 2026. Long-term debt, including current maturities and exclusive of finance leases, had estimated fair values of $20.9 billion at May 31, 2026 and $17.2 billion at May 31, 2025. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy. This classification is defined as a fair value determined using market-based inputs other than quoted prices that are observable for the liability, either directly or indirectly.
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEDEX CORPORATION
Long-Term Debt
In connection with the Spin-Off, we redeemed in full the €354.9 million aggregate principal amount of our 1.30% senior notes due 2031 on May 28, 2026. The redemption was funded with available liquidity and resulted in the extinguishment of the notes. An immaterial loss on the extinguishment of debt was recorded in the period ended May 31, 2026.
During the first quarter of 2026, we issued €850 million of senior unsecured debt under our current shelf registration statement, comprised of €500 million of 3.50% fixed-rate notes due in July 2032 and €350 million of 4.13% fixed-rate notes due in July 2037. We used a portion of the net proceeds to repay the €500 million aggregate principal amount outstanding of our 0.45% notes due at maturity in August 2025. The remaining net proceeds may be used for general corporate purposes. On April 1, 2026, we repaid at maturity the $750 million principal amount of our 3.25% senior notes due 2026 using available cash. No amounts remained outstanding under these notes as of May 31, 2026.
The following table sets forth the future scheduled principal payments due for the next five years ending May 31 and thereafter on our long-term debt (in millions):

Debt Principal
2027	$1,506
2028	552
2029	2,751
2030	1,802
2031	2,052
Thereafter	15,031
Subtotal	23,694
Discount and debt issuance costs	(239)
Total debt	$23,455
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and a $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. In addition, our Board of Directors has authorized up to $3.5 billion in commercial paper. Our commercial paper program is backed by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available to borrow under the Credit Agreements.
We issued $750 million of commercial paper, which remained outstanding as of May 31, 2026, at a weighted-average interest rate of 4.19%. No additional amounts were outstanding under the Credit Agreements, resulting in $2.8 billion remaining available as of May 31, 2026.
During the second quarter of 2026, we amended the Credit Agreements with a syndicate of banks and other financial institutions to update certain provisions in anticipation of the Spin-Off and incorporate certain other customary changes. Among other changes, the amendments (i) released FedEx Freight from its guarantees under the Credit Agreements upon consummation of the Spin-Off and (ii) extended the expiration of the Three-Year Credit Agreement from March 2027 to March 2028 and the expiration of the Five-Year Credit Agreement from March 2029 to March 2030.
The Credit Agreements contain a financial covenant requiring us to maintain a ratio of debt (excluding debt incurred by affiliates of FedEx Freight to finance distributions to FedEx and other transactions related to the Spin-Off and certain other customary items) to consolidated earnings (excluding noncash retirement plans MTM adjustments; noncash pension service costs; noncash asset impairment charges; and, subject to certain limitations, business optimization and restructuring expenses, pro forma cost savings and synergies associated with an acquisition, and transaction costs, fees, and expenses and synergies and cost savings related to the Spin-Off) before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) of not more than 3.5 to 1.0, calculated as of the last day of each fiscal quarter on a rolling four-quarters basis.
The aggregate amount of adjustments for business optimization and restructuring expenses and pro forma cost savings and synergies associated with an acquisition may not exceed 10% of adjusted EBITDA (calculated after giving effect to any such add-back and such cap and all other permitted add-backs and adjustments) in any period. Additionally, following the consummation of an acquisition for

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which the aggregate cash consideration is at least $250 million, FedEx may elect to increase the ratio to 4.0 to 1.0 with respect to the last day of the fiscal quarter during which such acquisition is consummated and the last day of each of the immediately following three consecutive fiscal quarters, provided that there must be at least two consecutive fiscal quarters between such elections during which the ratio is 3.5 to 1.0. The ratio of our debt to adjusted EBITDA was 1.8 to 1.0 at May 31, 2026.
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
FEDERAL EXPRESS.
Long-Term Debt
Federal Express has issued $970 million of Pass-Through Certificates, Series 2020-1AA (the “Certificates”) with a fixed interest rate of 1.875% due in February 2034 utilizing pass-through trusts. The Certificates are secured by 19 Boeing aircraft with a net book value of $1.5 billion at May 31, 2026. The payment obligations of Federal Express in respect of the Certificates are fully and unconditionally guaranteed by FedEx.
FEDEX FREIGHT.
Unsecured Notes
On February 5, 2026, FedEx Freight Holding Company, Inc. (“FedEx Freight Holding”) issued $3.7 billion of senior unsecured debt in an unregistered offering, comprised of $1.0 billion of 4.30% fixed-rate notes due in March 2029, $1.0 billion of 4.65% fixed-rate notes due in March 2031, $700 million of 4.95% fixed-rate notes due in March 2033, and $1.0 billion of 5.25% fixed-rate notes due in March 2036 (together, the “FedEx Freight Notes”). FedEx Freight Holding has agreed to file with the SEC an exchange registration statement with respect to an exchange offer for the FedEx Freight Notes and the related guarantees or a shelf registration statement for the resale of the FedEx Freight Notes and the related guarantees.
Credit Facilities
On January 15, 2026, FedEx Freight Holding entered into (i) a five-year revolving credit facility in an aggregate committed amount of $1.2 billion (the “FedEx Freight Revolving Credit Facility”) and (ii) a three-year delayed draw term loan facility in the aggregate principal amount of $600 million (the “FedEx Freight Term Loan Facility” and together with the FedEx Freight Revolving Credit Facility, the “FedEx Freight Credit Agreements”). The availability of borrowings under the commitments in respect of the FedEx Freight Revolving Credit Facility was conditioned on the consummation of the Spin-Off. On May 27, 2026, FedEx Freight Holding drew down the full $600 million available under the FedEx Freight Term Loan Facility.
In connection with the Spin-Off, FedEx Freight Holding paid a $4.1 billion cash dividend to FedEx, funded by the net proceeds of the FedEx Freight Notes and borrowings under the FedEx Freight Term Loan Facility, as consideration for FedEx’s contribution of assets to FedEx Freight Holding in connection with the Spin-Off. FedEx Freight Holding’s obligations under the FedEx Freight Notes and the FedEx Freight Credit Agreements were jointly and severally guaranteed by FedEx and FedEx Freight Holding until the consummation of the Spin-Off, at which point FedEx was released from such respective guarantees and such obligations were transferred in full to FedEx Freight Holding. Refer to Note 20 for additional information.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: LEASES
The following table is a summary of the components of net lease cost for the period ended May 31 (in millions)

	2026	2025
Operating lease cost	$3,518	$3,421
Finance lease cost:
Amortization of right-of-use assets	68	31
Interest on lease liabilities	36	17
Total finance lease cost	104	48
Short-term lease cost	499	484
Variable lease cost	1,925	1,840
Net lease cost	$6,046	$5,793
Supplemental cash flow information related to leases for the period ended May 31 is as follows (in millions):

	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$3,511	$3,422
Operating cash flows paid for interest portion of finance leases	34	17
Financing cash flows paid for principal portion of finance leases	254	101
Right-of-use assets obtained in exchange for new operating lease liabilities	3,273	1,945
Right-of-use assets obtained in exchange for new finance lease liabilities	1,086	352
Supplemental balance sheet information related to leases as of May 31 is as follows (dollars in millions):

	2026	2025
Operating leases:
Operating lease right-of-use assets, net	$16,822	$16,453

Current portion of operating lease liabilities	$2,680	$2,565
Operating lease liabilities	14,549	14,272
Total operating lease liabilities	$17,229	$16,837

Finance leases:
Net property and equipment	$1,609	$621

Current portion of long-term debt	$170	$59
Long-term debt, less current portion	1,344	621
Total finance lease liabilities	$1,514	$680

Weighted-average remaining lease term:
Operating leases	9.2	9.7
Finance leases	10.2	19.6

Weighted-average discount rate:
Operating leases	4.22%	3.98%
Finance leases	4.06%	3.90%
We utilize certain aircraft, land, facilities, retail locations, and equipment under finance and operating leases that expire at various dates through 2078. We leased less than 1% of our total aircraft fleet under operating leases as of May 31, 2026 and less than 1% as of May 31, 2025. A portion of our supplemental aircraft are leased by us under agreements that provide for cancellation upon 30 days’ notice. Our leased facilities include national, regional, and metropolitan sorting facilities; retail facilities; and administrative buildings.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of future minimum lease payments under non-cancelable operating and finance leases with an initial or remaining term in excess of one year at May 31, 2026 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2027	$130	$3,130	$3,260	$233	$3,493
2028	119	2,882	3,001	543	3,544
2029	112	2,469	2,581	218	2,799
2030	103	2,104	2,207	201	2,408
2031	103	1,733	1,836	110	1,946
Thereafter	296	7,845	8,141	609	8,750
Total lease payments	863	20,163	21,026	1,914	22,940
Less imputed interest	(138)	(3,659)	(3,797)	(400)	(4,197)
Present value of lease liability	$725	$16,504	$17,229	$1,514	$18,743
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of May 31, 2026, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and equipment and have undiscounted future payments of approximately $1.4 billion and will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2026 to 2028.
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
NOTE 8: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in the consolidated financial statements for the years ended May 31 (in millions; amounts in parentheses indicate debits to AOCL):

	2026	2025	2024
Foreign currency translation loss:
Balance at beginning of period	$(1,420)	$(1,422)	$(1,362)
Translation adjustments	145	2	(60)
Balance at end of period	$(1,275)	$(1,420)	$(1,422)
Retirement plans adjustments:
Balance at beginning of period	$58	$63	$35
Prior service credit arising during period	—	—	36
Amortization of prior service credits	(10)	(5)	(8)
Balance at end of period	48	58	63
AOCL at end of period	$(1,227)	$(1,362)	$(1,359)
NOTE 9: STOCK-BASED COMPENSATION
Our total stock-based compensation expense for the years ended May 31 was as follows (in millions):

	2026	2025	2024
Stock-based compensation expense	$177	$154	$163

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have four types of equity-based compensation: stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”).
STOCK OPTIONS. Under the provisions of our incentive stock plan, key employees and non-employee directors may be granted options to purchase shares of our common stock at a price not less than its fair market value on the date of grant. Vesting requirements are determined at the discretion of the Compensation and Human Resources Committee of our Board of Directors. Option-vesting periods range from one to four years, with the majority of our options vesting ratably over four years. Compensation expense associated with these awards is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period of the award.
RESTRICTED STOCK AND RSUs. Under the terms of our incentive stock plan, restricted shares of our common stock may be awarded to key employees and non-employee directors. Restrictions on shares of restricted stock expire ratably over a four-year period and restrictions on RSUs granted prior to June 2026 expire after one year (or the date of the next annual meeting of stockholders, if earlier). Restricted stock and RSUs are valued at the market price on the date of award. The terms of our restricted stock provide for continued vesting subsequent to the employee’s retirement (at or after age 55). Compensation expense associated with these awards is recognized on a straight-line basis over the shorter of the requisite service period or the stated vesting period.
PSUs. Under the terms of our incentive stock plan, we granted 92,249 PSUs at target to key employees in September 2025.The PSUs had a grant-date fair value of $236.89 per share. The PSUs conditionally vest on December 31, 2028, subject to the achievement of specified performance objectives. The number of shares ultimately earned may range from zero to 150% of the target number of PSUs granted, based on performance against goals tied to improvement in operating margin of Federal Express.
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

	2026	2025	2024
Weighted-average Black-Scholes value per share	$82.66	$104.42	$79.48
Intrinsic value of options exercised	$548	$263	$290
Black-Scholes assumptions:
Expected lives	6.1 years	6.3 years	6.4 years
Expected volatility	38%	37%	35%
Risk-free interest rate	4.12%	4.59%	3.94%
Dividend yield	2.45%	1.84%	2.03%
The expected life represents an estimate of the period of time options are expected to remain outstanding, and we examine actual stock option exercises to determine the expected life of the options. Options granted have a maximum term of 10 years. Expected volatilities are based on the actual changes in the market value of our stock and are calculated using daily market value changes from the date of grant over a past period equal to the expected life of the options. The risk-free interest rate is the U.S. Treasury Strip rate posted at the date of grant having a term equal to the expected life of the option. The expected dividend yield is the annual rate of dividends per share over the exercise price of the option. Estimates of expected forfeitures are based on historical data.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information regarding stock option activity for the year ended May 31, 2026:

	Stock Options
	Shares Subject to Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Outstanding at June 1, 2025	11,712,352	$222.31
Granted	1,858,618	243.07
Exercised	(4,824,124)	209.54
Forfeited or expired	(333,980)	243.01
Outstanding at May 31, 2026	8,412,866	233.46	6.2	$1,500
Exercisable	4,871,197	220.65	4.6	931
Expected to vest	3,188,210	251.07	8.4	512
Available for future grants	9,581,694
(1)Only presented for options with market value at May 31, 2026 in excess of the exercise price of the option.
The options granted during 2026 are primarily related to our principal annual stock option grant in June 2025.
The following table summarizes information regarding vested and unvested restricted stock and RSUs for the year ended May 31, 2026:

	Restricted Stock and RSUs
	Shares/Units	Weighted- Average Grant-Date Fair Value
Unvested at June 1, 2025	306,279	$253.66
Granted	260,093	236.63
Vested	(143,195)	247.96
Forfeited	(2,839)	236.15
Unvested at May 31, 2026	420,338	247.03
Available for future grants	2,252,275
During the year ended May 31, 2025, there were 150,967 shares of restricted stock granted with a weighted-average fair value of $276.44 per share. During the year ended May 31, 2024, there were 169,371 shares of restricted stock granted with a weighted-average fair value of $239.33 per share. The total fair value of restricted stock vested during the years ended May 31, 2026, 2025, and 2024 was $35 million, $40 million, and $36 million, respectively.
Stock option vesting during the years ended May 31 was as follows:

	Stock Options
	Vested during the year	Fair value (in millions)
2026	1,594,620	$130
2025	1,896,584	116
2024	2,599,042	137
As of May 31, 2026, there was $246 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested share-based compensation arrangements. This compensation expense is expected to be recognized on a straight-line basis over the remaining weighted-average vesting period of approximately two years.
Total shares outstanding or available for grant related to equity compensation at May 31, 2026 represented 8% of the total outstanding common and equity compensation shares and equity compensation shares available for grant.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10: COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method, which allocates all earnings (distributed and undistributed) to common stock and participating securities. FedEx grants restricted stock under its stock-based compensation programs; these shares receive nonforfeitable dividends during vesting, making them participating securities and a separate class in basic earnings per share.
Diluted earnings per share reflects the potential impact of contingently issuable shares, including awards requiring future service. It is computed under both the two-class and treasury stock methods, with the more dilutive amount reported. For all periods shown, the two-class method produced the more dilutive result.
The calculation of basic and diluted earnings per share for the years ended May 31 was as follows (in millions, except per share amounts):

	2026	2025	2024
Numerator:
Net earnings allocable to common shares(1)	$4,426	$4,087	$4,325
Denominator:
Weighted-average common shares for basic earnings per common share	237	241	248
Dilutive effect of stock options and RSUs	2	2	3
Weighted-average common shares for diluted earnings per common share	239	243	251

Basic earnings per common share	$18.71	$16.96	$17.41
Diluted earnings per common share	$18.55	$16.81	$17.21

Anti-dilutive options excluded from diluted earnings per common share	4	5	6
(1)Net earnings available to participating securities were $7 million in 2026, $5 million in 2025, and $6 million in 2024.
NOTE 11: INCOME TAXES
The components of the provision for income taxes for the years ended May 31 were as follows (in millions):

	2026	2025	2024
Current provision
Domestic:
Federal	$1,335	$891	$1,184
State and local	186	146	218
Foreign	384	359	265
	$1,905	$1,396	$1,667
Deferred provision
Domestic:
Federal	$(534)	$(302)	$(82)
State and local	(2)	20	60
Foreign	(9)	235	(140)
	(545)	(47)	(162)
Total Provision	$1,360	$1,349	$1,505
Income from operations before income taxes for the years ended May 31 were as follows (in millions):

	2026	2025	2024
United States	$4,287	$3,614	$5,289
Foreign	1,506	1,827	547
Total	$5,793	$5,441	$5,836

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash paid for income taxes, net of refunds for the year ended May 31, 2026 were as follows (in millions):

2026
Federal	$1,370
State and local	140
Foreign	402
Total	$1,912
A reconciliation of total income tax expense and the amount computed by applying the statutory federal income tax to income before income taxes for the years ended May 31 is as follows (dollars in millions):

	2026
	Amount	Percent
Statutory U.S. federal income tax rate	$1,217	21.0%
State and local income taxes - net of federal benefit (1)	118	2.0%
Foreign tax effects
Brazil
Other	3	—%
Valuation allowances	(97)	(1.6)%
Other jurisdictions	120	2.0%
Effect of cross-border tax laws	(1)	—%
Tax credits	(47)	(0.8)%
Nontaxable or nondeductible items	14	0.3%
Changes in unrecognized tax benefits	45	0.8%
Other adjustments	(12)	(0.2)%
Effective Tax Rate	$1,360	23.5%
(1)State taxes in Tennessee, Alaska, California, Pennsylvania, Missouri, and Florida made up the majority (greater than 50 percent) of this category.

	2025	2024
Taxes computed at federal statutory rate	$1,143	$1,226
Increases (decreases) in income tax from:
U.S. and foreign return-to-provision adjustments	5	11
State and local income taxes, net of federal benefit	137	177
Foreign operations	101	65
Non-deductible expenses	72	48
Uncertain tax positions	(5)	(21)
Benefits from share-based payments	(18)	(26)
Valuation allowance	21	59
Foreign tax rate enactments	6	—
State deferred tax remeasurement	—	54
Corporate structuring transactions	(66)	—
Other, net	(47)	(88)
Provision for income taxes	$1,349	$1,505
Effective Tax Rate	24.8%	25.8%
The 2026 tax provision includes an income tax benefit of approximately $100 million from the reduction of a Brazil valuation allowance on certain foreign tax loss carryforwards due to operational changes which impacted the determination of the realizability of the deferred tax asset in that jurisdiction.
The 2025 tax provision includes an income tax benefit of $66 million from the write-off of U.S. deferred tax balances due to corporate structuring transactions.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2024 tax provision includes an unfavorable income tax expense of $54 million from the remeasurement of U.S. state deferred tax balances to reflect aggregate temporary differences at the expected applicable tax rates after the merger of FedEx Ground Package System, Inc. (“FedEx Ground”) and FedEx Corporate Services, Inc. (“FedEx Services”) into Federal Express Corporation.
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
The significant components of deferred tax assets and liabilities as of May 31 were as follows (in millions):

	2026		2025
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
Property, equipment, leases, and intangibles	$4,555	$10,045	$4,515	$10,434
Employee benefits	862	424	725	291
Self-insurance accruals	1,367	—	1,247	—
Other	637	56	591	42
Net operating loss/credit carryforwards	1,035	—	1,123	—
Valuation allowances	(438)	—	(523)	—
	$8,018	$10,525	$7,678	$10,767
The net deferred tax liabilities as of May 31 have been classified in the balance sheets as follows (in millions):

	2026	2025
Noncurrent deferred tax assets(1)	$1,157	$1,116
Noncurrent deferred tax liabilities	(3,664)	(4,205)
	$(2,507)	$(3,089)
(1)Noncurrent deferred tax assets are included within “Other assets” in the accompanying consolidated balance sheets.
We have approximately $3.0 billion of net operating loss carryovers in various foreign jurisdictions, $1.1 billion of state operating loss carryovers, and $130 million of U.S. federal operating loss and capital loss carryovers. The valuation allowances primarily represent amounts reserved for operating loss carryforwards, which expire over varying periods starting in the Transition Period. Therefore, we establish valuation allowances if it is more likely than not that deferred income tax assets will not be realized. The total change in the valuation allowance reflects certain balance sheet items. Income statement impacts are reflected in our effective tax rate reconciliation. The decrease in the valuation allowance during 2026 includes $100 million related to foreign tax loss carryforwards described above. We believe that we will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets in the consolidated balance sheets. See Note 1 for more information on our policy for assessing the recoverability of deferred tax assets and valuation allowances.
We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the IRS for the 2016 through 2021 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 1, 2025, the U.S. government filed a notice to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. The government submitted its opening brief on January 7, 2026, and FedEx filed its response on March 23, 2026. The government filed its reply brief on May 13, 2026. Oral arguments are scheduled for July 30, 2026. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended May 31 is as follows (in millions):

	2026	2025	2024
Balance at beginning of year	$155	$186	$212
Increases for tax positions taken in the current year	37	31	5
Increases for tax positions taken in prior years	22	33	4
Decreases for tax positions taken in prior years	(23)	(11)	(3)
Settlements	(20)	(87)	(31)
Changes due to currency translation	3	3	(1)
Balance at end of year	$174	$155	$186
Our liabilities recorded for uncertain tax positions include $161 million at May 31, 2026 and $149 million at May 31, 2025 associated with positions that, if favorably resolved, would provide a benefit to our income tax expense. We classify interest related to income tax liabilities as interest expense and, if applicable, penalties are recognized as a component of income tax expense. The balance of accrued interest and penalties was $48 million at May 31, 2026 and $35 million at May 31, 2025.
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
A summary of our retirement plan costs for the years ended May 31 is as follows (in millions):

	2026	2025	2024
Defined benefit pension plans	$185	$278	$363
Defined contribution plans	1,264	1,144	968
Postretirement healthcare plans	90	87	85
Retirement plans MTM adjustments	(647)	(515)	(561)
	$892	$994	$855

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the retirement plans MTM adjustments for the years ended May 31 are as follows (in millions):

	2026	2025	2024
Actual versus expected return on assets	$(1,386)	$75	$(67)
Discount rate change	462	(1,024)	(1,139)
Demographic experience:
Current year actuarial loss	230	196	67
Change in future assumptions	64	247	577
Pension plan amendments, including curtailment gains	(17)	(9)	1
Total retirement plans MTM adjustments	$(647)	$(515)	$(561)
2026
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 12.40%, which was higher than our expected rate of return of 7.00%. Performance was driven by public equities, but all asset classes were additive. The weighted-average discount rate for all our pension and postretirement healthcare plans decreased from 5.87% at May 31, 2025 to 5.72% at May 31, 2026. The demographic experience in 2026 reflects an update to our short-term cash balance interest crediting assumption.
2025
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 6.50%, which was lower than our expected rate of return of 6.75%. Performance was driven by public equities and alternatives, offset by fixed-income gains due to higher interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 5.53% at May 31, 2024 to 5.87% at May 31, 2025. The demographic experience in 2025 reflects an update to our retirement rate assumption.
2024
Net of all fees and expenses, the actual rate of return on our U.S. Pension Plan assets was 6.80%, which was higher than our expected rate of return of 6.50%. Performance was driven by public equities and alternatives, offset by modest losses in fixed-income assets due to higher interest rates. The weighted-average discount rate for all our pension and postretirement healthcare plans increased from 5.17% at May 31, 2023 to 5.53% at May 31, 2024. The demographic experience in 2024 reflects an update to our retirement rate and short-term cash balance interest crediting assumption.
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
In connection with the Spin-Off, and effective June 1, 2026, all eligible Freight employees transitioned to a newly established, dedicated pension plan. Refer to Note 20 for additional information.
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The U.S. postretirement healthcare benefit is a lump-sum benefit in a notional retiree health reimbursement account (“HRA”) for eligible participants. The HRA is available to reimburse a participant for qualifying healthcare premium costs and limits our liability to the HRA account balance. The amount of the credit is based on age at retirement. Retiree health coverage was closed to most new employees hired on or after January 1, 2018.
PENSION PLAN ASSUMPTIONS. The accounting for pension and postretirement healthcare plans includes numerous assumptions, such as: discount rates; expected long-term investment returns on plan assets; future salary increases; employee turnover; mortality; and retirement ages.
Weighted-average actuarial assumptions used to determine the benefit obligations and net periodic benefit cost of our plans are as follows:

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Discount rate used to determine benefit obligation	5.76%	5.94%	5.58%	4.88%	4.40%	4.29%	5.47%	5.60%	5.63%
Discount rate used to determine net periodic benefit cost	5.94	5.58	5.20	4.40	4.29	4.21	5.60	5.63	5.37
Rate of increase in future compensation levels used to determine benefit obligation	5.46	5.36	5.29	3.35	3.11	3.06	—	—	—
Rate of increase in future compensation levels used to determine net periodic benefit cost	5.36	5.29	5.13	3.11	3.06	3.04	—	—	—
Expected long-term rate of return on assets	7.00	6.75	6.50	4.07	3.59	3.55	—	—	—
Interest crediting rate used to determine benefit obligation	4.07	4.10	4.32	2.70	2.30	2.90	—	—	—
Interest crediting rate used to determine net periodic benefit cost	4.10	4.32	4.23	2.30	2.90	2.40	—	—	—
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
For consolidated pension expense, we assumed a 7.00% expected long-term rate of return on our U.S. Pension Plan assets in 2026, 6.75% in 2025, and 6.50% in 2024. The historical annual return on our U.S. Pension Plan assets, calculated on a compound geometric basis, was 6.50%, net of all fees and expenses, for the 15-year period ended May 31, 2026.
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
The fair values of investments by level and asset category and the weighted-average asset allocations for our U.S. Pension Plans and our most significant international pension plan at the measurement date are presented in the following tables (in millions):

	Plan Assets at Measurement Date
	2026
Asset Class (U.S. Plan)	Fair Value	Actual %	Target Range %(1)	Quoted Prices in Active Markets Level 1	Other Observable Inputs Level 2	Unobservable Inputs Level 3
Cash and cash equivalents	$696	2%	0 - 5%	$26	$670	$—
Equities			30 - 35
U.S. large cap equity(2)	4,149	15		1,556	—	—
International equities(2)	2,908	10		1,717	—	—
Global equities(2)	1,745	6		—	—	—
U.S. SMID cap equity	528	2		517	11	—
Fixed-income securities			40 - 60
Corporate	7,013	25		—	7,013	—
Government(2)	4,327	15		—	2,240	—
Mortgage-backed and other(2)	1,691	6		—	230	—
Alternative investments(2)	5,170	18	20 - 30	—	3	1,142
Other	226	1		(34)	260	—
Total U.S. plan assets	$28,453	100%		$3,782	$10,427	$1,142
Asset Class (International Plan)
Cash and cash equivalents	$14	4%		$14	$—	$—
Fixed-income securities
Corporate(2)	118	34		—	—	—
Government(2)	179	52		121	—	—
Other(2)	33	10		—	—	—
Total international plan assets	$344	100%		$135	$—	$—
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
The change in fair value of Level 3 assets that use significant unobservable inputs is shown in the table below (in millions):

	U.S. Pension Plans
	2026	2025
Balance at beginning of year	$1,083	$1,075
Actual return on plan assets:
Assets held during current year	11	(63)
Assets sold during the year	100	75
Purchases, sales, and settlements, net	(52)	(4)
Balance at end of year	$1,142	$1,083

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of the changes in the pension and postretirement healthcare plans’ benefit obligations and fair value of assets over the two-year period ended May 31, 2026 and a statement of the funded status as of May 31, 2026 and 2025 (in millions):

	U.S. Pension Plans		International Pension Plans		Postretirement Healthcare Plans
	2026	2025	2026	2025	2026	2025
Accumulated Benefit Obligation (“ABO”)	$26,491	$25,501	$931	$938
Changes in PBO and Accumulated Postretirement Benefit Obligation (“APBO”)
PBO/APBO at the beginning of year	$25,975	$26,284	$1,073	$1,018	$1,195	$1,162
Service cost	446	499	40	38	27	26
Interest cost	1,514	1,447	48	43	66	65
Actuarial (gain) loss	811	(581)	(31)	(4)	(23)	2
Benefits paid	(1,684)	(1,674)	(34)	(39)	(69)	(62)
Settlements	—	—	(35)	(20)	—	—
Other	—	—	(28)	37	4	2
PBO/APBO at the end of year	$27,062	$25,975	$1,033	$1,073	$1,200	$1,195
Change in Plan Assets
Fair value of plan assets at the beginning of year	26,601	25,797	644	602	—	—
Actual return on plan assets	3,220	1,661	20	6	—	—
Company contributions	316	817	60	64	65	59
Benefits paid	(1,684)	(1,674)	(34)	(39)	(69)	(62)
Settlements	—	—	(35)	(22)	—	—
Other	—	—	5	33	4	3
Fair value of plan assets at the end of year	28,453	26,601	660	644	—	—
Funded Status of the Plans	$1,391	$626	$(373)	$(429)	$(1,200)	$(1,195)
Amount Recognized in the Balance Sheet at May 31:
Noncurrent asset	$1,479	$746	$74	$88	$—	$—
Current pension, and other benefit obligations	(12)	(33)	(24)	(25)	(78)	(79)
Noncurrent pension, and other benefit obligations	(76)	(87)	(423)	(492)	(1,122)	(1,116)
Net amount recognized	$1,391	$626	$(373)	$(429)	$(1,200)	$(1,195)
Amounts Recognized in AOCL and not yet reflected in Net Periodic Benefit Cost:
Prior service cost (credit)	$(24)	$(32)	$2	$3	$(35)	$(39)
Our pension plans included the following components at May 31 (in millions):

	PBO	Fair Value of Plan Assets	Funded Status
2026
Qualified	$26,974	$28,453	$1,479
Nonqualified	88	—	(88)
International Plans	1,033	660	(373)
Total	$28,095	$29,113	$1,018
2025
Qualified	$25,855	$26,601	$746
Nonqualified	120	—	(120)
International Plans	1,073	644	(429)
Total	$27,048	$27,245	$197

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above provides the PBO, fair value of plan assets, and funded status of our pension plans on an aggregated basis. The following tables present our plans on a disaggregated basis to show those plans (as a group) whose assets did not exceed their liabilities. The fair value of plan assets for pension plans with a PBO or ABO in excess of plan assets at May 31 were as follows (in millions):

	PBO Exceeds the Fair Value of Plan Assets
	2026	2025
U.S. Pension Benefits
Fair value of plan assets	$—	$—
PBO	(88)	(120)
Net funded status	$(88)	$(120)
International Pension Benefits
Fair value of plan assets	$264	$268
PBO	(712)	(784)
Net funded status	$(448)	$(516)

	ABO Exceeds the Fair Value of Plan Assets
	2026	2025
U.S. Pension Benefits
ABO(1)	$(77)	$(115)
Fair value of plan assets	—	—
PBO	(88)	(120)
Net funded status	$(88)	$(120)
International Pension Benefits
ABO(1)	$(463)	$(627)
Fair value of plan assets	112	242
PBO	(553)	(757)
Net funded status	$(441)	$(515)
(1) ABO not used in determination of funded status.
Contributions to our qualified U.S. Pension Plans for the years ended May 31 were as follows (in millions):

	2026	2025
Required	$—	$—
Voluntary	275	800
	$275	$800
During the next 12 months, no pension contributions are required for our U.S. Pension Plan, as it is fully funded under the Employee Retirement Income Security Act. However, we expect to make voluntary contributions of up to $700 million to the plan during the next 12 months.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net periodic benefit (income) cost for the years ended May 31 were as follows (in millions):

	U.S. Pension Plans			International Pension Plans			Postretirement Healthcare Plans
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Service cost	$446	$499	$544	$40	$38	$38	$27	$26	$27
Interest cost	1,514	1,447	1,362	48	43	42	66	65	61
Expected return on plan assets	(1,829)	(1,721)	(1,598)	(26)	(21)	(18)	—	—	—
Amortization of prior service credit	(8)	(8)	(7)	—	1	—	(3)	(4)	(3)
Actuarial losses (gains) and other	(581)	(521)	(590)	(42)	4	13	(24)	2	16
Net periodic benefit (income) cost	$(458)	$(304)	$(289)	$20	$65	$75	$66	$89	$101
Amounts recognized in other comprehensive loss were primarily related to amortization of prior service cost in our U.S. Pension Plans of $8 million in 2026 and $8 million in 2025 ($6 million, net of tax, in 2026 and $6 million, net of tax, in 2025).
Benefit payments, which reflect expected future service, are expected to be paid as follows for the years ending May 31 (in millions):

	U.S. Pension Plan	International Pension Plans	Postretirement Healthcare Plans
2027	$1,931	$40	$78
2028	1,946	62	88
2029	1,954	74	98
2030	1,948	81	109
2031	1,999	88	120
2032-2036	10,507	462	666
These estimates are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.
Future medical benefit claims costs are estimated to increase at an annual rate of 8.30% during the fiscal year 2027, decreasing to an annual growth rate of 4.00% in 2050 and thereafter.
NOTE 13: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE
As a result of the Spin-Off, effective June 1, 2026, FedEx will no longer consolidate FedEx Freight, and FedEx Freight is no longer a reportable segment. Following the Spin-Off, we realigned our internal reporting and management structure, resulting in the identification of two new reportable segments: Express U.S. Domestic and Express International. These changes had no impact on our consolidated results of operations or financial position. Refer to Note 20 for additional information.
Prior to the Spin-Off, Federal Express and FedEx Freight represented our major service lines and constituted our reportable segments. Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for our operating strategy, growth, and profitability and reviews financial information for our two reportable segments. The CODM uses operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other income (expense), interest expense and income tax expense. Our CODM also utilizes operating income in the annual budget and monthly forecasting process and considers forecast-to-actual variances on a monthly basis when making resource allocation decisions. Our CODM regularly reviews significant expense details, which include salaries and employee benefits, purchased transportation, rentals and landing fees, depreciation and amortization, fuel, maintenance and repairs, separation and other costs, business optimization costs, and other operating expenses. These expense categories are included within operating expenses in the accompanying consolidated statements of income and are used by the CODM in assessing performance and allocating resources.

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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating expenses for our FedEx Freight segment included allocations of these services from the Federal Express segment. These allocations also included charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximated the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.
Corporate, Other, and Eliminations
Corporate, other, and eliminations includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business, and certain costs associated with developing integrated business solutions through our FedEx Dataworks, Inc. (“FedEx Dataworks”) operating segment. FedEx Dataworks is focused on creating new digital revenue streams using proven FedEx intelligence to digitize supply chains and create new opportunities for our customers and team members.
Also included in Corporate, other, and eliminations are the FedEx Office and Print Services, Inc. (“FedEx Office”) operating segment, which provides an array of document and business services and retail access to our customers for our package transportation businesses, and the FedEx Logistics operating segment, which provides integrated supply chain management solutions, specialty transportation, customs brokerage, and global ocean and air freight forwarding. The results of Corporate, other, and eliminations are not allocated to the other business segments.
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
The following table presents segment information for the years ended May 31, 2026, May 31, 2025, and May 31, 2024 (in millions):

	2026	2025	2024
Federal Express segment:
Revenue	$82,273	$75,304	$74,663
Operating expenses:
Salaries and employee benefits	27,465	25,091	24,606
Purchased transportation	21,812	19,974	19,330
Rentals and landing fees	4,153	3,939	3,863
Depreciation and amortization	3,799	3,722	3,754
Fuel	3,565	3,316	4,137
Maintenance and repairs	2,906	2,799	2,848
Asset impairment charges	23	21	157
Separation and other costs	92	—	—
Business optimization costs	303	384	251
Intercompany allocations (charges)	(853)	(791)	(684)
Other	13,096	11,964	11,582
Total operating expenses	76,361	70,419	69,844
Operating income	$5,912	$4,885	$4,819

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2026	2025	2024
FedEx Freight segment:
Revenue	$8,795	$8,892	$9,429
Operating expenses:
Salaries and employee benefits	3,991	3,865	3,923
Purchased transportation	807	807	877
Rentals	301	287	280
Depreciation and amortization	450	416	404
Fuel	485	457	571
Maintenance and repairs	314	332	330
Separation and other costs	492	—	—
Intercompany allocations (charges)	561	573	543
Other	778	666	680
Total operating expenses	8,179	7,403	7,608
Operating income	$616	$1,489	$1,821

	2026	2025	2024
Reconciliation of segment revenue:
Total Federal Express and FedEx Freight revenue	$91,068	$84,196	$84,092
Other revenues(1)	3,652	3,730	3,601
Total consolidated revenue	$94,720	$87,926	$87,693

Reconciliation of segment operating income to income before income taxes:
Total Federal Express and FedEx Freight operating income	$6,528	$6,374	$6,640
Other operating loss(1)	(1,065)	(1,157)	(1,081)
Operating income	5,463	5,217	5,559
Interest, net	(533)	(426)	(375)
Other retirement plans, net	885	713	722
Other, net(2)	(22)	(63)	(70)
Total other (expense) income	330	224	277
Income before income taxes	$5,793	$5,441	$5,836
(1)Revenue and operating loss from segments below the quantitative thresholds are attributable to operating segments contained within “Corporate, other, and eliminations.” These operating segments include FedEx Corporate, FedEx Office, FedEx Logistics, and FedEx Dataworks.
(2)Includes costs related to the Spin-Off of $6 million and $18 million for the years ended May 31, 2026 and 2025, respectively, included in “Corporate, other, and eliminations.”
The following table provides a reconciliation of segment assets to consolidated financial statement totals (in millions) for the years as of May 31:

	Federal Express Segment	FedEx Freight Segment	Corporate, other, and eliminations	Consolidated Total
Segment assets
2026(1)	$84,047	$6,873	$8,017	$98,937
2025	74,154	12,899	574	87,627
2024	73,259	11,615	2,133	87,007
(1) In connection with the Spin-Off, FedEx Freight settled an intercompany balance of $7.9 billion with Federal Express, impacting segment assets for both segments. In addition, segment assets for “Corporate, other, and eliminations” reflects the $4.1 billion dividend from FedEx Freight Holding to FedEx, funded through the FedEx Freight Notes and borrowings under the FedEx Freight Term Loan Facility, received as consideration for FedEx’s contribution of assets to FedEx Freight Holding in connection with the Spin-Off, as well as an increase in additional $2.5 billion increase in cash and cash equivalents driven by overall growth in the business, increases in pension funded status and other changes in working capital accounts.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of reportable segment capital expenditures to consolidated totals for the years ended May 31 (in millions):

	Federal Express Segment	FedEx Freight Segment	Other	Consolidated Total
2026	$3,349	$379	$81	$3,809
2025	3,505	437	113	4,055
2024	4,591	461	124	5,176
The following table presents revenue by service type and geographic information for the years ended or as of May 31 (in millions):

	2026	2025	2024
REVENUE BY SERVICE TYPE
Federal Express segment:
Package:
U.S. priority revenue	$11,603	$10,520	$10,543
U.S. deferred revenue	5,700	5,007	4,926
U.S. ground revenue	37,335	33,887	32,981
Total U.S. domestic package revenue	54,638	49,414	48,450
International priority	9,639	8,737	9,454
International economy	5,925	5,861	4,653
Total international export package revenue	15,564	14,598	14,107
International domestic(1)	4,725	4,495	4,659
Total package revenue	74,927	68,507	67,216
Freight:
U.S.	1,252	1,536	2,391
International priority	2,560	2,320	2,205
International economy	2,244	1,975	1,874
Total freight revenue	6,056	5,831	6,470
Other	1,290	966	977
Total Federal Express segment	82,273	75,304	74,663
FedEx Freight segment	8,795	8,892	9,429
Other and eliminations(2)	3,652	3,730	3,601
	$94,720	$87,926	$87,693
GEOGRAPHICAL INFORMATION(3)
Revenue:
U.S.	$67,944	$62,916	$63,531
International:
Federal Express segment	25,480	23,720	23,136
FedEx Freight segment	243	247	266
Other	1,053	1,043	760
Total international revenue	26,776	25,010	24,162
	$94,720	$87,926	$87,693
Noncurrent assets:
U.S.	$58,134	$57,040	$56,822
International	12,900	12,201	11,978
	$71,034	$69,241	$68,800
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14: DERIVATIVE FINANCIAL INSTRUMENTS
RISK MANAGEMENT OBJECTIVE OF USING DERIVATIVES. We enter into derivative financial instruments to reduce the effects of volatility in foreign currency exchange exposure or interest rates on operating results and cash flows. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of cash receipts and cash payments principally related to our investments and debts.
Certain of our foreign operations expose us to fluctuations of foreign exchange rates. These fluctuations may impact the value of our cash receipts and payments in terms of our functional currency. Certain of our debts expose us to fluctuations of interest rates, these fluctuations may impact our future cashflows.
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
As of May 31, 2026 and 2025, we had €518 million and €506 million, respectively, of debt designated to reduce the volatility of the U.S. dollar value of a portion of our net investment in a euro-denominated consolidated subsidiary.
During 2026 and 2025, we had certain foreign currency derivatives to hedge our net investments in foreign operations. The following foreign currency derivatives were outstanding as of May 31, 2026 and 2025 (notional amounts in millions):

	2026			2025
Derivatives designated as net investment hedges	Number of Instruments	Notional Sold	Notional Purchased	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swaps	4	€(949)	$1,000	4	€(949)	$1,000
OTHER HEDGES. We are exposed to fluctuations in interest rate risks on the fair value of our debt. We are exposed to fluctuation in foreign exchange rates due to our international operations. We may enter into derivatives contracts to mitigate these risks. For derivatives not designated in hedging relationships, the changes in fair value are recognized immediately in Other, net.
During 2026 we entered into certain interest rate derivatives to hedge our interest rate risk on debt. During 2026 and 2025 we entered into certain foreign exchange contracts to hedge our foreign exchange exposures in the balance sheet. The following interest rate derivatives and foreign exchange contracts were outstanding as of May 31, 2026 and 2025 (notional amounts in millions):

	2026	2025
Derivatives not designated in a hedging relationship	Underlying Notional	Underlying Notional
Interest rate swaps	$2,300	$—
Foreign exchange contracts	1,753	1,118

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of our derivatives, including their classification on the consolidated balance sheet, as of May 31, 2026 and 2025 (in millions):

	Balance Sheet Location	2026	2025
Asset Derivatives
Cross-currency swaps	Prepaid expenses and other	$12	$13
Interest rate swaps	Prepaid expenses and other	4	—
Foreign exchange contracts	Prepaid expenses and other	9	—
Liability Derivatives
Cross-currency swaps	Other liabilities	$115	$108
Interest rate swaps	Accrued expenses	1	—
Foreign exchange contracts	Accrued expenses	3	2
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
Our cross-currency swaps and interest rate swaps contain an element of risk that counterparties may be unable to meet the terms of the agreements. We seek to minimize such risk exposures for these instruments by limiting the counterparties to banks and financial institutions that meet established credit guidelines. Our counterparties to the swaps all have an investment grade rating. To keep our exposure minimal, we monitor our counterparties’ credit worthiness on a regular basis, reviewing amongst others Standard & Poor’s rating and credit default swap spreads.
We recognized losses of $9 million, $86 million, and $6 million in AOCL related to our cross-currency swaps for the periods ended May 31, 2026, 2025 and 2024. Losses recognized in AOCL related to our debt designated as a net investment hedge, which excludes any adjustments for the impact of deferred income taxes, was immaterial for the periods ended May 31, 2026, 2025, and 2024.
Amounts recorded to “Other, net” related to our interest rate swaps and foreign exchange contracts for the periods ended May 31, 2026, 2025 and 2024 were immaterial.
As of May 31, 2026 and 2025, we had not posted any collateral related to our derivatives. No amounts have been reclassified out of AOCL during 2026 or 2025 for our net investment hedges. As of May 31, 2026 and 2025, our net investment hedges remained effective.
NOTE 15: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest expense and income taxes for the years ended May 31 was as follows (in millions):

	2026	2025	2024
Cash payments for:
Interest (net of capitalized interest)	$881	$814	$744

Income taxes	$1,972	$1,285	$1,555
Income tax refunds received	(60)	(35)	(122)
Cash tax payments, net	$1,912	$1,250	$1,433
Noncash investing and financing activities for the years ended May 31 were as follows (in millions):

	2026	2025	2024
Shares of common stock issued from treasury stock for acquisition	$—	$90	$—
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

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

such guarantees and indemnifications cannot be reasonably estimated. Historically, we have not been required to make significant payments under our guarantee or indemnification obligations and no material amounts have been recognized in our financial statements for the underlying fair value of these obligations.
NOTE 17: COMMITMENTS
Annual purchase commitments under various contracts as of May 31, 2026 were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2027	$919	$1,629	$2,548
2028	1,031	1,311	2,342
2029	443	1,288	1,731
2030	383	931	1,314
2031	308	705	1,013
Thereafter	1,664	110	1,774
Total	$4,748	$5,974	$10,722
(1)Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancellable agreements to purchase goods or services. Open purchase orders that are cancellable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
We have several aircraft modernization programs led by the purchase of Boeing 777 Freighter (“B777F”) aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these future expenditures are necessary to achieve significant long-term operational savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
As of May 31, 2026, we had $727 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in “Other assets” in our accompanying consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations. The following table is a summary of the key aircraft we were committed to purchase as of May 31, 2026, with the year of expected delivery:

	Cessna SkyCourier 408	ATR 72-600F	B777F	Total
2027	9	5	5	19
2028	2	4	5	11
2029	—	4	—	4
2030	—	2	—	2
Total	11	15	10	36
NOTE 18: INVESTMENTS
EQUITY SECURITIES. Equity securities are included within “Other assets” in the accompanying consolidated balance sheets. The summary of our investments in equity securities at May 31, 2026 and 2025 is as follows (in millions):

	2026	2025
Equity securities with readily determinable fair values	$102	$91
Equity securities without readily determinable fair values - NAV practical expedient	60	51
Equity securities without readily determinable fair values - measurement alternative	402	364
Total equity securities	$564	$506
Equity securities with a readily determinable fair value are Level 1 investments that are valued at the closing price or last trade reported on the major market on which the individual securities are traded. For equity securities without readily determinable fair values that qualify for the NAV practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. We apply the measurement alternative for all other equity securities without readily determinable fair values, where adjustments to cost

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are made for observable price changes and any impairments. For equity securities where the measurement alternative is applied, annual and cumulative amounts of impairments, downward adjustments, and upward adjustments were immaterial for 2026 and 2025.
Unrealized gains and (losses) recognized during the reporting period on all equity securities held at May 31, 2026, 2025, and 2024 were $35 million, ($6) million, and $14 million, respectively.
DEBT SECURITIES. The carrying values of our investments in debt securities are classified as available-for-sale and reported at their estimated fair values within “Prepaid expenses and other” in the accompanying consolidated balance sheets. The summary of our investments in debt securities at May 31, 2026 and 2025 is as follows (in millions):

	2026				2025
		Gross Unrealized Amount in AOCL				Gross Unrealized Amount in AOCL
	Amortized Cost	Gains	Losses	Estimated Fair Value	Amortized Cost	Gains	Losses	Estimated Fair Value
Fixed-income securities	$236	$—	$—	$236	$69	$1	$—	$70
Debt securities are classified as Level 2 within the fair value hierarchy. Realized gains and losses were immaterial for 2026, 2025 and 2024.
NOTE 19: CONTINGENCIES
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
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On February 23, 2026, FedEx filed a lawsuit in the U.S. Court of International Trade against the U.S. Customs and Border Protection (“CBP”), the CBP commissioner, and the United States of America seeking a full refund of all IEEPA tariffs that FedEx has paid to the United States. On April 20, 2026, FedEx began filing refund claims through the CBP’s Consolidated Administration and Processing of Entries (“CAPE”) system.
FedEx has received cash refunds of approximately $800 million as of May 31, 2026. FedEx recognizes amounts associated with these claims when cash is received or when realization is otherwise considered probable and estimable. To the extent customers have previously paid amounts associated with these tariffs, FedEx plans to remit corresponding refunds as soon as practicable. Accordingly, FedEx has recorded $749 million as of May 31, 2026 within current liabilities representing estimated customer refund obligations for cash refunds received.
Additionally, fourteen nationwide class action lawsuits seeking refunds of IEEPA tariffs from FedEx were filed in U.S. district courts in various states. Thirteen of those lawsuits were consolidated into a single case pending in Tennessee federal court. The remaining lawsuit is pending in the Court of International Trade. The financial impact of these events is uncertain, as it is unclear to what extent duties will be refunded by CBP, what processes will govern such refunds in upcoming CAPE phases, or if we can fully collect related accounts receivable. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.
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
NOTE 20: SUBSEQUENT EVENTS
SPIN-OFF. On June 1, 2026 (the “Distribution Date”), we completed the previously announced Spin-Off of the FedEx Freight business. The transaction was implemented through the distribution of shares of FedEx Freight Holding to holders of FedEx common stock and was structured as a tax-free Spin-Off for U.S. federal income tax purposes.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the Distribution Date, each holder of record of FedEx common stock received one share of FedEx Freight Holding common stock for every two shares of FedEx common stock held. In the aggregate, we distributed 80.1% of the outstanding shares of FedEx Freight Holding common stock on a pro rata basis to our stockholders of record as of the close of business on May 15, 2026. Following the completion of the Spin-Off, FedEx Freight Holding is an independent public company trading under the symbol “FDXF” on the New York Stock Exchange, and its financial results will no longer be consolidated in our financial statements beginning on the Distribution Date. Following the Spin-Off, the results and assets and liabilities of FedEx Freight will be reported as discontinued operations and excluded from both continuing operations and segment results for all reporting periods, including comparable historical periods.

We retained an ownership interest of 19.9% in FedEx Freight Holding common stock following the distribution, which will be accounted for as an equity security. The investment will be measured at fair value, with changes in fair value recognized in earnings in each reporting period. We expect to fully monetize our remaining stake in FedEx Freight Holding within 24 months of the Distribution Date, subject to market conditions.
Financing. In connection with the Spin-Off, we received a $4.1 billion cash dividend from FedEx Freight Holding funded by its $3.7 billion of senior notes offering completed in February 2026 and additional borrowings under a delayed draw term loan facility. Upon completion of the Spin-Off, FedEx was released from its guarantee of these notes pursuant to the applicable guarantee agreement. The notes remain the obligation of FedEx Freight Holding and are guaranteed by certain of its subsidiaries, including FedEx Custom Critical. FedEx Freight Holding has agreed to file with the SEC an exchange registration statement with respect to an exchange offer for the notes and related guarantees or a shelf registration statement for the resale of the notes and the related guarantees.
In July 2026, FedEx utilized the $4.1 billion dividend received from FedEx Freight Holding, together with cash on hand, to repurchase approximately $4.9 billion aggregate principal amount of its outstanding debt securities. These transactions occurred after the balance sheet date and, accordingly, have not been reflected in the accompanying consolidated financial statements.
Retirement Plans. In connection with the Spin-Off described above and as a result of the legal split of certain plans as set forth in Note 12, an immaterial amount of net liabilities associated with FedEx's retirement plans, including a portion of the defined benefit pension plans, were transferred to FedEx Freight Holding. The legal split and transfer of the plans and the related liabilities and obligations to FedEx Freight Holding will impact our assumptions and projections used to determine the funding and costs of FedEx’s remaining plans.
Other Spin-Off Related Agreements. Also in connection with the Spin-Off, FedEx entered into various agreements to effect the Spin-Off and provide a framework for the relationship between FedEx and FedEx Freight Holding, including a separation and distribution agreement, a tax matters agreement, a transition services agreement, an employee matters agreement, an intellectual property cross-license agreement, a trademark license agreement, and a stockholder and registration rights agreement.
OTHER EVENTS
Fiscal Year End Change. On January 27, 2025, our Board of Directors approved a change in our fiscal year end from May 31 to December 31. The fiscal year change became effective June 1, 2026. We will file a Transition Report on Form 10-K for the seven-month transition period from June 1, 2026 through December 31, 2026. The reporting periods and applicable reports preceding and following the effective date of the fiscal year change will be as follows:

Fiscal Period	Reporting Period	Report to be Filed
Fiscal year 2026	June 1, 2025 to May 31, 2026	Annual Report on Form 10-K

Third quarter of calendar year 2026	July 1, 2026 to September 30, 2026	Quarterly Report on Form 10-Q(1)

Transition Period	June 1, 2026 to December 31, 2026	Transition Report on Form 10-KT
(1) This report will also include discrete financial information for the one-month periods ending June 30, 2026 and 2025.

Collective Bargaining Agreement. On June 9, 2026, based on a majority pilot vote, Federal Express pilots ratified a new collective bargaining agreement with ALPA. This agreement marks a pivotal step forward, uniting our team behind a shared strategy for success as we continue to modernize our global operations and transform the business. The agreement includes new work rule changes, pay rate increases, and pension plan modifications, including an initial pay rate increase of 40%. The agreement also includes a provision for a one-time payment of $625 million upon ratification, which is expected to be paid in the September 2026 quarter. As of May 31, 2026, this amount was accrued and is included within “Accrued salaries and employee benefits” in the accompanying consolidated balance sheets.

FEDEX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

IEEPA Tariff Refunds. Subsequent to May 31, 2026, we have continued to submit refund claims with the CBP through the CAPE system and we have received material refunds related to these claims, which we plan to remit to customers as soon as practicable. Amounts received as of July 20, 2026 had an immaterial impact on our operating results. See Note 19 for further information related to these refunds.
Treasury Shares. As of May 31, 2026, $1.3 billion remained available to use for repurchases under the 2024 program. In June 2026, we repurchased $0.3 billion of our common stock through open market transactions and executed an ASR to repurchase $1.0 billion of our common stock with a completion date by the end of September 2026. There are no amounts remaining available to be used for repurchases under the 2024 program.
On July 20, 2026, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock (“2026 program”). Under the 2026 program, shares may be repurchased from time to time in the open market or in privately negotiated transactions. The timing and volume of repurchases are at the discretion of management, based on the capital needs of the business, the market price of FedEx common stock, and general market conditions. No time limits were set for the completion of the program; however, we may decide to suspend or discontinue the program at any time.

Sale of Supply Chain. On July 1, 2026, FedEx announced that it would sell its FedEx Supply Chain business to CMA CGM Group for $1.4 billion as part of a strategic portfolio streamlining effort. The transaction is expected to close in the second half of calendar year 2026. Upon completion of the sale, FedEx will no longer consolidate FedEx Supply Chain and FedEx Supply Chain will no longer be included in “Corporate, other, and eliminations” in our segment reporting.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of May 31, 2026 (the end of the period covered by this Annual Report).
Assessment of Internal Control Over Financial Reporting
Management’s report on our internal control over financial reporting and the report of Ernst & Young LLP with respect to our internal control over financial reporting are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report.
Changes in Internal Control Over Financial Reporting
During our fiscal quarter ended May 31, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Trading Arrangements
During our fiscal quarter ended May 31, 2026, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.
Retirement of Director
On July 19, 2026, Amy B. Lane provided notice of her decision to retire from the Board of Directors of FedEx, effective immediately before the next annual meeting of FedEx’s stockholders on September 28, 2026, and not stand for reelection. Ms. Lane has served with distinction on the FedEx Board since 2022.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information required by this Item regarding members of the Board of Directors and certain other aspects of FedEx’s corporate governance (such as the procedures by which FedEx’s stockholders may recommend nominees to the Board of Directors, information about the Audit and Finance Committee, including its members and our “audit committee financial expert,” and information regarding FedEx’s policies and procedures regarding insider trading) will be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be held on September 28, 2026, and is incorporated herein by reference. Information regarding timely filing of reports under Section 16 of the Exchange Act of 1934 will also be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders and is incorporated herein by reference. Information regarding executive officers of FedEx is included above in Part I of this Annual Report under the caption “Information About Our Executive Officers” pursuant to the Instruction to Item 401 of Regulation S-K and General Instruction G(3) of Form 10-K. Information regarding FedEx’s Code of Conduct is included above in “Item 1. Business” of this Annual Report under the caption “Reputation and Responsibility — Governance.”
ITEM 11. EXECUTIVE COMPENSATION
Information required by this Item regarding director and executive compensation will be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be held on September 28, 2026, and is incorporated herein by reference; provided that the information in the “Executive Compensation — Pay Versus Performance” section of the definitive proxy statement is not incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this Item regarding security ownership of certain beneficial owners and management and related stockholder matters, as well as equity compensation plan information, will be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be held on September 28, 2026, and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this Item regarding certain relationships and transactions with related persons and director independence will be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be held on September 28, 2026, and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees for services provided by Ernst & Young LLP during 2026 and 2025 and the Audit and Finance Committee’s administration of the engagement of Ernst & Young LLP, including the Committee’s preapproval policies and procedures (such as FedEx’s Policy on Engagement of Independent Auditor), will be presented in FedEx’s definitive proxy statement for its 2026 annual meeting of stockholders, which will be held on September 28, 2026, and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements; Financial Statement Schedules
FedEx’s consolidated financial statements, together with the notes thereto and the report of Ernst & Young LLP dated July 20, 2026 thereon, are presented in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. FedEx’s “Schedule II — Valuation and Qualifying Accounts,” together with the report of Ernst & Young LLP dated July 20, 2026 thereon, is presented on pages 128 through 129 of this Annual Report. All other financial statement schedules have been omitted because they are not applicable or the required information is included in FedEx’s consolidated financial statements or the notes thereto.
(a)(3) Exhibits

Exhibit Number	Description of Exhibit

Plan of Acquisition/Reorganization

2.1
Separation and Distribution Agreement, effective as of May 28, 2026, by and between the Company and FedEx Freight Holding Company, Inc. (Filed as Exhibit 2.1 to FedEx’s Current Report on Form 8-K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

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

4.57
Supplemental Indenture No. 15, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein and U.S. Bank Trust Company, National Association, as trustee. (Filed as Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.58	Form of 3.400% Notes due 2028. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.59	Form of 4.200% Notes due 2028. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.60	Form of 3.100% Notes due 2029. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.61	Form of 4.250% Notes due 2030. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.62	Form of 2.400% Notes due 2031. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.63	Form of 4.900% Notes due 2034. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.64	Form of 3.900% Notes due 2035. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.65	Form of 3.250% Notes due 2041. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.66	Form of 3.875% Notes due 2042. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.67	Form of 4.100% Notes due 2043. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.68	Form of 5.100% Notes due 2044. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.69	Form of 4.100% Notes due 2045. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.70	Form of 4.750% Notes due 2045. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.71	Form of 4.550% Notes due 2046. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.72	Form of 4.400% Notes due 2047 (Included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.73	Form of 4.050% Notes due 2048 (Included in Exhibit 4.4 to the February 24, 2025 Form 8-K, and incorporated herein by reference).

4.74	Form of 4.950% Notes due 2048. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.75	Form of 5.250% Notes due 2050. (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.76	Form of 4.500% Notes due 2065 (Included in Exhibit 4.4 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.77
Supplemental Indenture No. 16, dated as of February 26, 2025, among FedEx, as issuer, the subsidiary guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent. (Filed as Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.78	Form of 0.450% Notes due 2029. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.79	Form of 1.300% Notes due 2031. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.80	Form of 0.950% Notes due 2033. (Included in Exhibit 4.24 to FedEx’s Current Report on Form 8-K dated February 24, 2025 and filed February 26, 2025, and incorporated herein by reference).

4.81
Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, The Bank of New York Mellon Trust Company, N.A., and U.S. Bank National Association. (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

4.82
Succession Agreement, dated as of December 13, 2021, among FedEx, the guarantors named therein, Computershare Trust Company, N.A., as agent for Wells Fargo Bank, National Association, and U.S. Bank National Association. (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated December 13, 2021 and filed December 16, 2021, and incorporated herein by reference.)

4.83
Supplemental Indenture No. 17, dated as of July 30, 2025, among FedEx Corporation, the Guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent (Filed as Exhibit 4.2 to FedEx's Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference.)

4.84	Form of 3.500% Note due 2032 (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference.)

4.85	Form of 4.125% Note due 2037 (Included in Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed July 30, 2025, and incorporated herein by reference.)

4.86	Form of 4.300% Senior Note due 2029 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference.)

4.87	Form of 4.650% Senior Note due 2031 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference.)

4.88	Form of 4.950% Senior Note due 2033 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference.)

4.89	Form of 5.250% Senior Note due 2036 (Included in Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed February 5, 2026, and incorporated herein by reference.)

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

†10.18	Eighteenth Amendment dated April 28, 2025 (but effective as of January 6, 2025) to the Composite Lease Agreement.

†10.19	Nineteenth Amendment dated February 26, 2026 (but effective as of December 1, 2025) to the Composite Lease Agreement.

Financing Agreements

†10.20
Three-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.47 to FedEx’s FY24 Annual Report on Form 10-K, and incorporated herein by reference).

†10.21
Five-Year Credit Agreement dated as of March 15, 2024, among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.48 to FedEx’s FY24 Annual Report on Form 10-K, and incorporated herein by reference).

10.22
First Amendment, dated as of October 31, 2025, to Three-Year Credit Agreement among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.1 to FedEx's FY26 Second Quarter Report on Form 10‑Q, and incorporated herein by reference.)

10.23
First Amendment, dated as of October 31, 2025, to Five-Year Credit Agreement among FedEx, JPMorgan Chase Bank, N.A., individually and as administrative agent, and other financial institutions. (Filed as Exhibit 10.2 to FedEx's FY26 Second Quarter Report on Form 10‑Q, and incorporated herein by reference.)

Management Contracts/Compensatory Plans or Arrangements

10.24
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

10.26
Form of Terms and Conditions of restricted stock grant pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-171232 on Form S-8, and incorporated herein by reference).

10.27
Form of Restricted Stock Agreement pursuant to the 2010 Omnibus Stock Incentive Plan. (Filed as Exhibit 4.5 to FedEx’s Registration Statement No. 333-192957 on Form S-8, and incorporated herein by reference).

10.28
FedEx 2019 Omnibus Stock Incentive Plan, as amended (the “2019 Omnibus Stock Incentive Plan”). (Filed as Exhibit 99.1 to FedEx’s Registration Statement No. 333-267559 on Form S-8, and incorporated herein by reference.)

10.29
Form of Terms and Conditions of Stock Option Grant for U.S. Employees pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.2 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference.)

10.30
Form of Stock Option Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.3 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.31
Form of Stock Option Agreement for Non-Management Members of the Board of Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.4 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.32
Form of Restricted Stock Agreement for U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.5 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.33
Form of Restricted Stock Agreement for Non-U.S. Participants pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 99.6 to FedEx’s Registration Statement No. 333-234010 on Form S-8, and incorporated herein by reference).

10.34
Form of Restricted Stock Unit Agreement for Non-Management Directors pursuant to the 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated September 21, 2023 and filed September 22, 2023, and incorporated herein by reference).

10.35	Amended and Restated FedEx Retirement Parity Pension Plan, effective June 1, 2024. (Filed as Exhibit 10.60 to FedEx's FY24 Annual Report on Form 10-K, and incorporated herein by reference).

10.36
FedEx Office Supplemental Retirement Plan dated December 30, 2019 (but effective as of January 1, 2020). (Filed as Exhibit 10.102 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.37
First Amendment to FedEx Office Supplemental Retirement Plan dated December 22, 2021 (but effective as of January 1, 2021). (Filed as Exhibit 10.103 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.38
Second Amendment to FedEx Office Supplemental Retirement Plan dated June 20, 2022 (but effective as of August 1, 2022). (Filed as Exhibit 10.104 to FedEx’s FY22 Annual Report on Form 10-K, and incorporated herein by reference.)

10.39	FedEx’s Amended and Restated Retirement Plan for Outside Directors. (Filed as Exhibit 10.2 to FedEx’s FY09 Second Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.40
Form of Management Retention Agreement between FedEx and each Executive Officer of the Registrant (Filed as Exhibit 10.5 to FedEx’s FY10 Third Quarter Report on Form 10-Q, and incorporated herein by reference.)

10.41	FedEx Supplemental Short-Term Disability Plan, effective January 1, 2025 (Filed as Exhibit 10.1 to FedEx's FY25 Third Quarter Report on Form 10-Q, and incorporated herein by reference).

10.42	FedEx Supplemental Long-Term Disability Plan, effective January 1, 2025 (Filed as Exhibit 10.2 to FedEx's FY25 Third Quarter Report on Form 10-Q, and incorporated herein by reference).

10.43
Separation and Release Agreement by and between FedEx Corporation and Sriram Krishnasamy (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K/A dated August 10, 2025 and filed August 12, 2025, and incorporated herein by reference).

10.44
Form of Performance Stock Unit Agreement pursuant to FedEx Corporation 2019 Omnibus Stock Incentive Plan. (Filed as Exhibit 10.3 to FedEx's FY26 Second Quarter Report on Form 10‑Q, and incorporated herein by reference.)

10.45
Separation and Release Agreement by and between FedEx Corporation and John W. Dietrich. (Filed as Exhibit 10.1 to FedEx's Current Report on Form 8‑K/A dated April 13, 2026 and filed May 7, 2026, and incorporated herein by reference).

*10.46	First Amendment to Amended and Restated FedEx Retirement Parity Pension Plan, dated and effective as of June 1, 2026.

*10.47	First Amendment to FedEx Supplemental Short-Term Disability Plan to exit Freight and Custom Critical dated May 28, 2026 (but effective as of April 1, 2026).

*10.48	First Amendment to FedEx Supplemental Long-Term Disability Plan to exit Freight and Custom Critical dated May 28, 2026 (but effective as of April 1, 2026).

*10.49	Form of Restricted Stock Unit Agreement for U.S. Participants pursuant to the FedEx Corporation 2019 Omnibus Stock Incentive Plan, as amended.

*10.50	Form of Restricted Stock Unit Agreement for Non-U.S. Participants pursuant to the FedEx Corporation 2019 Omnibus Stock Incentive Plan, as amended.

Spin-Off Agreements

10.51
Transition Services Agreement, effective as of May 31, 2026, by and between the Company and FedEx Freight Holding Company, Inc. (Filed as Exhibit 10.1 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

10.52
Tax Matters Agreement, effective as of May 31, 2026, by and between the Company and FedEx Freight Holding Company, Inc. (Filed as Exhibit 10.2 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

10.53
Employee Matters Agreement, effective as of May 31, 2026, by and between the Company and FedEx Freight Holding Company, Inc. (Filed as Exhibit 10.3 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

10.54
Intellectual Property Cross-License Agreement, effective as of May 31, 2026, by and among the Company, Federal Express Corporation, FedEx Dataworks, Inc. and FDXF Holding Corporation. (Filed as Exhibit 10.4 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

10.55
Trademark License Agreement, effective as of May 31, 2026, by and between Federal Express Corporation and FDXF Holding Corporation. (Filed as Exhibit 10.5 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

10.56
Stockholder and Registration Rights Agreement, effective as of May 31, 2026, by and between the Company and FedEx Freight Holding Company, Inc. (Filed as Exhibit 10.6 to FedEx's Current Report on Form 8‑K dated May 28, 2026 and filed June 1, 2026, and incorporated herein by reference.)

Other Exhibits

*19	FedEx Securities Manual, amended as of June 8, 2026.

*21	Subsidiaries of Registrant.

*22	List of Guarantor Subsidiaries.

*23	Consent of Independent Registered Public Accounting Firm.

*24	Powers of Attorney (presented on the signature pages of this Annual Report).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	FedEx Policy on Recoupment of Incentive Compensation. (Filed as Exhibit 97.1 to FedEx's FY24 Annual Report on Form 10-K, and incorporated herein by reference).

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

FEDEX CORPORATION

Dated: July 20, 2026	By:	/s/ Rajesh Subramaniam
Rajesh Subramaniam
President and Chief Executive Officer
Power of Attorney. KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Rajesh Subramaniam, and Claude F. Russ, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with any and all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

President and Chief Executive
/s/ Rajesh Subramaniam	Officer and Director	July 20, 2026
Rajesh Subramaniam	(Principal Executive Officer)

Enterprise Vice President, Finance,
Interim Chief Financial Officer, and
/s/ Claude F. Russ	Interim Chief Accounting Officer	July 20, 2026
Claude F. Russ	(Principal Financial Officer and Principal Accounting Officer)

Executive Chairman and Chairman of
/s/ R. Brad Martin	the Board and Director	July 20, 2026
R. Brad Martin

/s/ Mark A. Edmunds	Director	July 20, 2026
Mark A. Edmunds

/s/ Marvin R. Ellison	Director	July 20, 2026
Marvin R. Ellison

/s/ Susan Patricia Griffith	Director	July 20, 2026
Susan Patricia Griffith

/s/ Amy B. Lane	Director	July 20, 2026
Amy B. Lane

/s/ Nancy A. Norton	Director	July 20, 2026
Nancy A. Norton

/s/ Frederick P. Perpall	Director	July 20, 2026
Frederick P. Perpall

/s/ Joshua Cooper Ramo	Director	July 20, 2026
Joshua Cooper Ramo

/s/ Susan C. Schwab	Director	July 20, 2026
Susan C. Schwab

Chief Operating Officer -
/s/ Richard W. Smith	International, Chief Executive Officer	July 20, 2026
Richard W. Smith	- Airline, and Director

/s/ Paul S. Walsh	Director	July 20, 2026
Paul S. Walsh

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of FedEx Corporation
We have audited the consolidated financial statements of FedEx Corporation (the Company) as of May 31, 2026 and 2025, and for each of the three years in the period ended May 31, 2026, and have issued our report thereon dated July 20, 2026 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15(a) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.
In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.
/s/ Ernst & Young LLP
Memphis, Tennessee
July 20, 2026

SCHEDULE II
FEDEX CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED MAY 31, 2026, 2025, AND 2024
(IN MILLIONS)

		Additions
Description	Balance at beginning of year	Charged to expenses	Charged to other accounts		Deductions		Balance at end of year
Accounts Receivable Reserves:
Allowance for Credit Losses
2026	$438	$946	$—		$874	(a)	$510
2025	436	521	—		519	(a)	438
2024	472	421	—		457	(a)	436
Allowance for Revenue Adjustments
2026	$335	$—	$1,988	(b)	$1,969	(c)	$354
2025	339	—	1,495	(b)	1,499	(c)	335
2024	328	—	1,534	(b)	1,523	(c)	339
Inventory Valuation Allowance:
2026	$308	$42	$—		$26		$324
2025	288	41	—		21		308
2024	276	40	—		28		288
(a)Uncollectible accounts written off, net of recoveries, and other adjustments.
(b)Principally charged against revenue.
(c)Service failures, rebills, and other.