Form 10-Q
period 2026-09-30
FEDEX CORP
filed 2026-10-28
CIK 1048911

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO__________
Commission File Number: 1-15829

FedEx Corporation
(Exact name of registrant as specified in its charter)

Delaware	62-1721435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

942 South Shady Grove Road, Memphis, Tennessee	38120
(Address of principal executive offices)	(ZIP Code)

Registrant’s telephone number, including area code: (901) 818-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FDX	New York Stock Exchange
1.625% Notes due 2027	FDX 27	New York Stock Exchange
0.450% Notes due 2029	FDX 29A	New York Stock Exchange
0.450% Notes due 2029	FDX 29B	New York Stock Exchange
4.000% Notes due 2030	FDX 30A	New York Stock Exchange
1.300% Notes due 2031	FDX 31B	New York Stock Exchange
3.500% Notes due 2032	FDX 32	New York Stock Exchange
0.950% Notes due 2033	FDX 33	New York Stock Exchange
0.950% Notes due 2033	FDX 33A	New York Stock Exchange
4.625% Notes due 2034	FDX 34A	New York Stock Exchange
4.125% Notes due 2037	FDX 37	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 26, 2026
Common Stock, par value $0.10 per share	234,199,353

FEDEX CORPORATION

FEDEX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN MILLIONS, EXCEPT SHARE DATA)

	September 30,	May 31,
	2026	2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,961	$13,060
Receivables, less allowances of $595 and $659	10,886	11,518
Short-term investment	3,254	—
Prepaid expenses and other	2,256	1,189
Spare parts, supplies, and fuel, less allowances of $299 and $324	646	648
Current assets of discontinued operations	—	1,488
Total current assets	25,003	27,903
PROPERTY AND EQUIPMENT, NET	39,686	39,122
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	14,407	14,997
Goodwill and other assets	11,329	11,508
Equity method investment	2,501	—
Non-current assets of discontinued operations	—	5,407
Total other long-term assets	28,237	31,912
TOTAL ASSETS	$92,926	$98,937

LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT
CURRENT LIABILITIES
Accrued and other liabilities	$9,651	$9,577
Accounts and notes payable	6,959	4,966
Accrued salaries and employee benefits	2,230	3,371
Current liabilities of discontinued operations	—	998
Total current liabilities	18,840	18,912
LONG-TERM DEBT, LESS CURRENT PORTION	17,304	18,808
OTHER LONG-TERM LIABILITIES
Operating lease liabilities	12,262	12,883
Self-insurance accruals	4,320	4,400
Deferred income taxes	3,011	3,443
Other liabilities	2,621	2,456
Non-current liabilities of discontinued operations	—	6,388
Total other long-term liabilities	22,214	29,570
COMMITMENTS AND CONTINGENCIES (NOTE 10, NOTE 11)
COMMON STOCKHOLDERS’ INVESTMENT
Common stock, $0.10 par value; 800 million shares authorized; 318 million shares issued as of September 30, 2026 and May 31, 2026	32	32
Additional paid-in capital	4,861	4,717
Retained earnings	49,677	44,461
Accumulated other comprehensive loss	(1,766)	(1,227)
Treasury stock, at cost; 84 million shares as of September 30, 2026 and 78 million shares as of May 31, 2026	(18,236)	(16,336)
Total common stockholders’ investment	34,568	31,647
TOTAL LIABILITIES AND COMMON STOCKHOLDERS’ INVESTMENT	$92,926	$98,937
The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
REVENUE	$22,855	$20,432	$30,642	$26,894
OPERATING EXPENSES:
Salaries and employee benefits	7,434	7,078	9,984	9,409
Purchased transportation	6,455	5,419	8,565	7,107
Rentals and landing fees	1,183	1,129	1,577	1,494
Fuel	1,270	774	1,676	1,009
Depreciation and amortization	967	972	1,290	1,302
Maintenance and repairs	794	784	1,057	1,039
Other, net	3,685	3,304	4,882	4,405
Total Operating Expenses	21,788	19,460	29,031	25,765
OPERATING INCOME	1,067	972	1,611	1,129
OTHER (EXPENSE) INCOME:
Gain (loss) on short-term investment	(1,238)	—	3,254	—
Interest, net	(66)	(125)	(89)	(166)
Other non-operating, net	661	67	860	82
Total Other (Expense) Income	(643)	(58)	4,025	(84)
INCOME BEFORE INCOME TAXES	424	914	5,636	1,045
PROVISION FOR INCOME TAXES	134	269	305	299
INCOME FROM CONTINUING OPERATIONS	290	645	5,331	746
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	275	—	391
NET INCOME	$290	$920	$5,331	$1,137

Continuing operations	$1.23	$2.74	$22.53	$3.16
Discontinued operations	—	1.16	—	1.65
BASIC EARNINGS PER COMMON SHARE	$1.23	$3.90	$22.53	$4.81

Continuing operations	$1.21	$2.73	$22.21	$3.14
Discontinued operations	—	1.16	—	1.64
DILUTED EARNINGS PER COMMON SHARE	$1.21	$3.89	$22.21	$4.78

DIVIDENDS DECLARED PER COMMON SHARE	$1.22	$1.45	$2.44	$2.90
The accompanying notes are an integral part of these condensed consolidated financial statements.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
NET INCOME	$290	$920	$5,331	$1,137
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation and other adjustments, net of tax (expense) benefit(1)	33	(11)	(90)	2
Prior service cost arising during period, net of tax benefit(2)	—	—	(455)	—
Amortization of prior service cost (credit), net of tax (expense) benefit(3)	7	(2)	6	(5)
	40	(13)	(539)	(3)
COMPREHENSIVE INCOME	$330	$907	$4,792	$1,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Tax (expenses) benefits were $(9) million and $4 million for the three-month periods and $(9) million and $4 million for the four-month periods ended September 30, 2026 and 2025.

(2) Tax (expenses) benefits were $0 million and $0 million for the three-month periods and $141 million and $0 million for the four-month periods ended September 30, 2026 and 2025.

(3) Tax (expenses) benefits were $(2) million and $1 million for the three-month periods and $(2) million and $1 million for the four-month periods ended September 30, 2026 and 2025.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS(1)
(UNAUDITED)
(IN MILLIONS)

	Four Months Ended
	September 30, 2026	September 30, 2025
Operating activities:
Net income	$5,331	$1,137
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,290	1,450
Provision for uncollectible accounts	271	277
Other noncash items	963	1,036
Gain on short-term investment	(3,254)	—
Gain from early extinguishment of debt	(627)	—
Retirement plans mark-to-market adjustments	(141)	—
Changes in assets and liabilities:
Receivables	29	(449)
Other assets	(536)	(575)
Accounts payable and other liabilities	(793)	(352)
Other, net	(37)	(36)
Cash provided by operating activities	2,496	2,488
Investing activities:
Purchase of equity method investment	(2,501)	—
Capital expenditures	(1,035)	(815)
Purchase of investments	(192)	(73)
Proceeds from sale of investments	155	42
Proceeds from asset dispositions and other investing activities, net	20	12
Cash used in investing activities	(3,553)	(834)
Financing activities:
Proceeds from debt issuances	3,909	997
Principal payments on debt	(5,748)	(631)
Proceeds from stock issuances	169	24
Dividends paid	(292)	(345)
Purchases of common stock	(2,000)	(776)
Distribution attributable to the Spin-Off	(251)	—
Other, net	(27)	(6)
Cash used in financing activities	(4,240)	(737)
Effect of exchange rate changes on cash	(53)	43
Net increase (decrease) in cash and cash equivalents	(5,350)	960
Cash and cash equivalents from continuing operations, beginning of period	13,060	5,393
Cash and cash equivalents from discontinued operations, beginning of period	251	109
Cash and cash equivalents at beginning of period	13,311	5,502
Cash and cash equivalents at end of period	$7,961	$6,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) The statement of cash flows has not been recast to reflect discontinued operations for any periods presented. Supplemental disclosure of operating and investing cash flows from discontinued operations is included in Note 2.

FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDERS’ INVESTMENT
(UNAUDITED)
(IN MILLIONS)

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Common Stock
Beginning Balance	$32	$32	$32	$32
Ending Balance	32	32	32	32
Additional Paid-in Capital
Beginning Balance	4,587	4,301	4,717	4,290
Purchases of common stock	211	—	21	—
Employee incentive plans and other	63	36	123	47
Ending Balance	4,861	4,337	4,861	4,337
Retained Earnings
Beginning Balance	49,677	41,277	44,461	41,402
Net Income	290	920	5,331	1,137
Cash dividends declared(1)	(290)	(345)	(579)	(687)
FedEx Freight Spin-Off	—	—	464	—
Ending Balance	49,677	41,852	49,677	41,852
Accumulated Other Comprehensive Loss
Beginning Balance	(1,806)	(1,352)	(1,227)	(1,362)
Other comprehensive income (loss)(2)	40	(13)	(539)	(3)
Ending Balance	(1,766)	(1,365)	(1,766)	(1,365)
Treasury Stock
Beginning Balance	(17,368)	(16,408)	(16,336)	(16,288)
Purchases of common stock	(978)	(634)	(2,038)	(780)
Employee incentive plans and other(3)	110	24	138	50
Ending Balance	(18,236)	(17,018)	(18,236)	(17,018)
Total Common Stockholders’ Investment Balance	$34,568	$27,838	$34,568	$27,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1) Cash dividends declared were $1.22 and $1.45 per share for the three-month periods ended September 30, 2026 and 2025, respectively, and $2.44 and $2.90 per share for the four-month periods ended September 30, 2026 and 2025, respectively.
(2) Net of tax (expense) benefits of ($11) and $5 for the three-month periods ended September 30, 2026 and 2025, respectively, and $130 and $5 for the four-month periods ended September 30, 2026 and 2025, respectively.
(3) Treasury shares issued for employee stock option exercises were 0.5 million and 0.2 million shares during the three-month periods ended September 30, 2026 and 2025, respectively, and 0.9 million and 0.4 million shares for the four-month periods ended September 30, 2026 and 2025.

FEDEX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1: DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DESCRIPTION OF BUSINESS. FedEx Corporation (“FedEx”) provides a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. FedEx is the world’s largest express transportation company and a leading North American provider of small-package ground delivery services.
PRINCIPLES OF CONSOLIDATION. These interim unaudited financial statements of FedEx have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and the Securities and Exchange Commission (“SEC”) instructions for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. All material adjustments, including normal recurring adjustments, necessary to present fairly the results for the periods presented have been reflected. The results reported in these interim unaudited financial statements should not be regarded as indicative of results that may be expected for any other period. Amounts are reported in millions of dollars, except per share amounts, unless otherwise noted. These interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the twelve months ended May 31, 2026 (“Annual Report”).
RECLASSIFICATIONS. Certain prior year amounts are reclassified to conform to the current year presentation.
SPIN-OFF. On May 13, 2026, the FedEx Board of Directors declared a pro rata dividend of 80.1% of the outstanding shares of common stock of FedEx Freight Holding Company, Inc. (“FedEx Freight”) to FedEx’s stockholders of record as of the close of business on May 15, 2026 (the “Record Date”) to achieve the separation (the “Spin-Off”). The pro rata distribution of shares was completed on June 1, 2026. FedEx Freight includes FedEx Freight, Inc., FedEx’s less-than-truckload freight transportation services business, FedEx Custom Critical, Inc., LTL Select, and other operations that historically represented our FedEx Freight reporting segment. The Spin-Off resulted in a $464 million increase to retained earnings, which is reflected in the condensed consolidated statements of changes in common stockholders’ investment. Results of operations and the financial position for FedEx Freight are reported as discontinued operations for all periods presented. The statement of cash flows has not been recast to reflect discontinued operations for any periods presented. Supplemental disclosure of operating and investing cash flows from discontinued operations is included in Note 2. Unless otherwise noted, information in these notes to the unaudited condensed consolidated financial statements relates to continuing operations. See Note 2 for additional information.
Effective following the Spin-Off, FedEx realigned certain of its business units as reflected in Note 9, which impacted the composition of its reportable segments. This resulted in the identification of two new reportable segments: Express U.S. Domestic and Express International. We performed goodwill impairment tests of our reporting units immediately prior to the Spin-Off and of our new reporting units as of June 1, 2026. Neither of these tests indicated goodwill impairment. We have recast historical periods to reflect this change in segment presentation, including the reallocation of goodwill on a relative fair value basis.
FISCAL YEAR END CHANGE. On June 1, 2026, FedEx changed its fiscal year end from May 31 to December 31. Accordingly, historical financial information presented herein has been recast to reflect the new fiscal calendar, with the comparative prior periods conforming to the current presentation. To facilitate the transition to the new fiscal reporting cycle, supplemental unaudited condensed consolidated statements of income for the one-month transition periods ended June 30, 2026 and June 30, 2025 are presented in Note 13.
SUPPLY CHAIN HELD FOR SALE. On July 1, 2026, FedEx announced that it would sell its FedEx Supply Chain business (“Supply Chain”) to CMA CGM Group as part of a strategic portfolio streamlining effort. The table below summarizes the assets and liabilities of Supply Chain that were classified as held for sale and where amounts are included within the accompanying unaudited condensed consolidated balance sheets (in millions):

September 30, 2026
Current assets (Prepaid expenses and other)	$375
Noncurrent assets (Goodwill and other assets)	292
Current liabilities (Accrued and other liabilities)	222
Noncurrent liabilities (Other liabilities)	181

CONTRACT ASSETS AND LIABILITIES. Contract assets include unbilled amounts resulting from in-transit shipments, as we have an unconditional right to payment only once all performance obligations have been completed (e.g., packages have been delivered). Contract assets are generally classified as current, and the full balance is converted each quarter based on the short-term nature of the transactions. Our contract liabilities consist of advance payments and billings in excess of revenue. The full balance of deferred revenue is converted each quarter based on the short-term nature of the transactions.
Contract assets were $714 million and $684 million at September 30, 2026 and May 31, 2026, respectively. Contract assets are included within “Receivables” in the accompanying unaudited condensed consolidated balance sheets. Contract liabilities related to advance payments from customers were $17 million and $20 million at September 30, 2026 and May 31, 2026, respectively. Contract liabilities are included within “Accrued and other liabilities” in the accompanying unaudited condensed consolidated balance sheets.
GOODWILL. Goodwill is evaluated for impairment indicators between annual tests and tested for impairment whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We do not believe there have been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of September 30, 2026, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 of the financial statements included in our Annual Report.
IEEPA TARIFF REFUND PROGRAM. On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). On April 20, 2026, FedEx began filing refund claims through the U.S. Customs and Border Protection’s (“CBP’s”) Consolidated Administration and Processing of Entries (“CAPE”) system. FedEx recognizes amounts receivable associated with these claims when cash is received or when realization is otherwise considered probable and estimable. To the extent customers have previously paid amounts associated with these tariffs, FedEx remits corresponding refunds as soon as practicable. We recognize a liability when cash is received, which is relieved when the refund is paid. Certain amounts associated with these tariffs were not collected from customers and were previously written off as credit losses. Recoveries of such amounts are recognized in the period cash is received or when realization is reasonably assured which is generally when cash is received and are recorded as reductions of bad debt expense.
We continue to submit additional refund claims, pursuant to the CBP process, and expect to receive additional refunds as these claims are processed by CBP. The ultimate amount and timing of refunds remain uncertain due to ongoing administrative processes and potential legal developments. As of September 30, 2026 and May 31, 2026, we have submitted claims totaling $4.6 billion and $3.3 billion, respectively, and we have received cash refunds of approximately $3.3 billion and $800 million, respectively. We also have recorded $2.7 billion and $749 million as of September 30, 2026 and May 31, 2026, respectively, representing estimated customer refund obligations for cash refunds received.
DISAGGREGATION OF REVENUE. See Note 9 for disclosure of disaggregated revenue for the periods ended September 30, 2026 and 2025. This presentation is consistent with how we organize our segments internally for making operating decisions and measuring performance.
INVESTMENTS.
Equity Method Investment: Investments in companies which we do not control but over which we exercise significant influence are accounted for under the equity method. We record the investment at cost and subsequently increase or decrease the carrying amount of the investment by our proportionate share of the net earnings or losses and other comprehensive income of the investee. The investment is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Our equity method investment is included in “Equity method investment” in the accompanying unaudited condensed consolidated balance sheets.
Equity Securities: Investments in equity securities with a readily determinable fair value are carried at fair value and are classified as Level 1 investments in the fair value hierarchy. Level 1 investments are valued at the closing price or last trade reported on the major market on which the individual securities are traded. For equity securities without readily determinable fair values that qualify for the net asset value (“NAV”) practical expedient, we have elected to apply the NAV practical expedient to estimate fair value. Changes in fair value are recognized in “Other non-operating, net” or “Gain (loss) on short-term investment” in the accompanying unaudited condensed consolidated statements of income.
We apply the measurement alternative to all other investments in equity securities without a readily determinable fair value. Under the measurement alternative these equity securities are accounted for at cost, with adjustments for observable changes in prices and impairments recognized in “Other non-operating, net” on our accompanying unaudited condensed consolidated statements of income.
We perform an assessment each reporting period to evaluate whether these equity securities are impaired. Our assessment includes a review of recent operating results and trends and other publicly available data. If an investment is impaired, we write it down to its estimated fair value.
Debt Securities: Debt securities, which are considered short-term investments, are classified as “available-for-sale” and are carried at fair value. Debt securities are Level 2 within the fair value hierarchy. Realized gains and losses on available-for-sale debt securities are included in net income, while unrealized gains and losses, net of tax, are included in accumulated other comprehensive loss (“AOCL”) in the accompanying unaudited condensed consolidated balance sheets.
See Note 4 for additional information regarding investment activity and balances as of September 30, 2026.
EMPLOYEES UNDER COLLECTIVE BARGAINING ARRANGEMENTS. The pilots at Federal Express, who are a small number of its total employees, are represented by the Air Line Pilots Association, International (“ALPA”) and are employed under a newly ratified collective bargaining agreement (“CBA”) that took effect on June 29, 2026, which is scheduled to become amendable in December 2030. The agreement included new work rule changes, pay rate increases, and pension plan modifications, including an initial pay rate increase of 40%. The agreement included a provision for a one-time payment of $625 million associated with the pay rate increase, which was paid in the quarter ended September 30, 2026. See Note 6 for further information regarding the pension plan modifications.
STOCK-BASED COMPENSATION. We have four types of equity-based compensation: stock options, restricted stock, performance stock units, and restricted stock units. The key terms of our equity-based compensation plans and financial disclosures about these programs are set forth in our Annual Report. Our stock-based compensation expense was $37 million for the three-month period ended September 30, 2026 and $97 million for the four-month period ended September 30, 2026. Our stock-based compensation expense was $41 million for the three-month period ended September 30, 2025 and $70 million for the four-month period ended September 30, 2025. Due to its immateriality, additional disclosures related to stock-based compensation have been excluded from this quarterly report.
RESTRUCTURING AND EXIT COSTS. We periodically undertake restructuring, business realignment, and exit activities designed to improve operating efficiency, reduce costs, or optimize our business portfolio. Such activities may include workforce reductions, facility consolidations, contract termination costs, and actions associated with the disposal or exit of certain businesses or operations. All restructuring and exit costs are included within “Other, net” in the accompanying unaudited condensed consolidated statements of income. Liabilities associated with these activities are recognized when incurred and adjusted as facts and circumstances change. We continue to execute restructuring and exit programs initiated in prior periods. The table below summarizes the changes to amounts accrued associated with restructuring and exit costs during the four-month periods ended September 30, 2026 and 2025 (in millions):

	2026	2025
Restructuring and exit costs accrued, as of May 31	$(290)	$(221)
Expenses incurred	(200)	(87)
Amounts paid	220	192
Restructuring and exit costs accrued, as of September 30	$(270)	$(116)

PROPERTY AND EQUIPMENT. The following table provides a summary of property and equipment as of September 30, 2026 and May 31, 2026 (in millions):

	September 30, 2026	May 31, 2026
PROPERTY AND EQUIPMENT, AT COST	85,578	$84,257
Less accumulated depreciation and amortization	(45,892)	(45,135)
PROPERTY AND EQUIPMENT, NET	$39,686	$39,122

ACCRUED AND OTHER LIABILITIES.
The following table presents the components of accrued and other liabilities included in current liabilities in the accompanying unaudited condensed consolidated balance sheets (in millions):

	September 30, 2026	May 31, 2026
Current portion of operating lease liabilities	$2,511	$2,508
Current portion of long-term debt	2,051	1,633
Other accrued liabilities	5,089	5,436
	$9,651	$9,577
INCOME TAXES.
Our effective tax rate was 31.6% and 5.4% for the three- and four-month periods ended September 30, 2026, respectively, compared to 29.4% and 28.6% for the corresponding prior-year periods. The increase in the three-month rate was primarily driven by a $1.2 billion non-deductible loss recognized on our 19.9% ownership interest in FedEx Freight, which was partially offset by a $263 million deferred tax benefit related to FedEx Supply Chain assets held for sale. Conversely, the significant decrease in our four-month rate to 5.4% was primarily driven by the recognition of a $3.3 billion non-taxable gain associated with our FedEx Freight ownership interest.
DERIVATIVE FINANCIAL INSTRUMENTS.
Risk Management Objective of Using Derivatives: We enter into derivative financial instruments to reduce the effects of volatility in foreign currency exchange exposure or interest rates on operating results and cash flows. Our derivative financial instruments are used to manage differences in the amount, timing, and duration of cash receipts and cash payments principally related to our investments and debts. Due to their immateriality, disclosures related to our interest rate swaps and foreign exchange contracts have been excluded from this quarterly report.
Net Investment Hedges: We use debt denominated in foreign currency and fixed-to-fixed cross-currency swaps to hedge our exposure to changes in foreign exchange rates on certain of our foreign investments. Cross-currency swaps involve the receipt of functional-currency-fixed rate amounts from a counterparty in exchange for us making foreign-currency-fixed rate payments over the life of the agreement. Cross-currency swaps also involve final exchanges of the functional-currency principal amounts for the foreign-currency principal amounts between us and the counterparty.
For debt and foreign currency derivatives designated as net investment hedges, the gain or loss on the derivative is reported in AOCL as part of the cumulative translation adjustment. Amounts are reclassified out of AOCL into earnings when the hedged net investment is either sold or substantially liquidated.
As of September 30, 2026 and May 31, 2026, we had €2.2 billion and €0.5 billion, respectively, of debt designated to reduce the volatility of the U.S. dollar value of a portion of our euro-denominated investments.

Other Hedges: The following foreign currency derivatives used to hedge our net investments in foreign operations were outstanding as of September 30, 2026 and May 31, 2026 (notional amounts in millions):

	September 30, 2026			May 31, 2026
Derivatives designated as net investment hedges	Number of Instruments	Notional Sold	Notional Purchased	Number of Instruments	Notional Sold	Notional Purchased
Cross-currency swaps	4	€(949)	$1,000	4	€(949)	$1,000

The following table presents the fair value of our cross-currency swaps, including their classification on the consolidated balance sheet, as of September 30, 2026 and May 31, 2026 (in millions):

	Balance Sheet Location	September 30, 2026	May 31, 2026
Cross-currency swaps	Prepaid expenses and other	$13	$12
Cross-currency swaps	Other liabilities	$94	$115
The estimated fair values were determined using pricing models that rely on market-based inputs such as foreign currency exchange rates and yield curves and are classified as Level 2 within the fair value hierarchy.

We recognized losses of $2 million and $11 million, respectively, in AOCL related to our cross-currency swaps for the three-month periods ended September 30, 2026 and 2025. For the four-month periods ended September 30, 2026 and 2025, we recognized gains of $23 million and losses of $20 million, respectively. Gains recognized in AOCL related to our debt designated as a net investment hedge, which excludes any adjustments for the impact of deferred income taxes, were $14 million and losses of $9 million for the three-month periods ended September 30, 2026 and 2025, and gains of $23 million and losses of $20 million for the four-month periods ended September 30, 2026 and 2025.

As of September 30, 2026 and May 31, 2026, we had not posted any collateral related to our derivatives. No amounts have been reclassified out of AOCL during 2026 or 2025 for our net investment hedges. No hedge ineffectiveness was recognized in earnings during the three and four-month periods ended September 30, 2026 and 2025.
SUPPLIER FINANCE PROGRAM. We maintain voluntary Supply Chain Finance (“SCF”) programs that allow participating suppliers to obtain early payment from financial institutions. As of September 30, 2026 and May 31, 2026, there were $92 million and $109 million, respectively, of outstanding obligations confirmed as valid under these programs. Such obligations, when outstanding, are presented in “Accounts and notes payable”.
TREASURY SHARES. In March 2024, our Board of Directors authorized a stock repurchase program for repurchases of up to $5.0 billion of FedEx common stock (“2024 program”), and in July 2026, our Board of Directors authorized a new program for additional repurchases of up to $5.0 billion (“2026 program”). As of September 30, 2026, the 2024 program was complete and $4.3 billion remained available for repurchases under the 2026 program.
The following table presents information regarding shares repurchased under the 2026 and 2024 programs for the periods presented:

	Three Months Ended				Four Months Ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
2026 program
Shares repurchased	2.3 million		—		2.3 million		—
Average price per share	$329.75		—		$329.75		—
Total amount repurchased	$0.7	billion	—		$0.7	billion	—
2024 program
Shares repurchased	0.7 million		2.7 million		4.0 million		3.3 million
Average price per share	$263.22		$235.13		$313.93		$233.07
Total amount repurchased	$0.2	billion	$0.6	billion	$1.3	billion	$0.8	billion

In the four-month period ended September 30, 2026, we repurchased $2.0 billion of common stock through open market transactions and/or accelerated share repurchase agreements. The repurchased shares were accounted for as a reduction to common stockholders’ investment in the accompanying unaudited condensed consolidated balance sheet and resulted in a reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share.
DIVIDENDS DECLARED PER COMMON SHARE. On August 21, 2026, our Board of Directors declared a quarterly cash dividend of $1.22 per share of common stock. The dividend was paid on October 1, 2026, to stockholders of record as of the close of business on September 14, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
RECENT ACCOUNTING GUIDANCE. New accounting rules and disclosure requirements can significantly affect our reported results and the comparability of our financial statements. We believe the following new accounting guidance is relevant to the readers of our financial statements.
Recently Adopted Accounting Standards:
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new requirements enhance detail regarding the amount of cash taxes paid and the reconciliation of our effective tax rate. We adopted this standard effective June 1, 2025 (fiscal 2026) on a prospective basis.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under Accounting Standards Codification 606. The Company adopted this guidance during the current quarter end and elected the practical expedient provided by the update. The adoption of ASU 2025-05 did not have a material impact on the Company's allowance for credit losses, consolidated financial statements, or related disclosures.
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

NOTE 2: DISCONTINUED OPERATIONS
On May 13, 2026, the FedEx Board of Directors declared a pro rata dividend of 80.1% of the outstanding shares of common stock of FedEx Freight to FedEx’s stockholders of record as of the close of business on the Record Date to effect the Spin-Off. On June 1, 2026, FedEx stockholders received one share of FedEx Freight common stock for every two shares of FedEx common stock held as of the Record Date. As further discussed in Note 4, FedEx retained a 19.9% ownership interest in FedEx Freight common stock.
The Spin-Off was structured as a tax-free transaction for U.S. federal income tax purposes. In connection with the Spin-Off, we entered into various agreements with FedEx Freight to effect the separation and provide a framework for our post-separation relationship. These arrangements, together with our temporary retained ownership interest, do not constitute significant continuing involvement in FedEx Freight. We did not recognize a gain or loss upon completion of the Spin-Off because the transaction was achieved through a pro rata distribution to our shareholders and no consideration was received.
Following the Spin-Off, the results, assets and liabilities of FedEx Freight are reported as discontinued operations and excluded from both continuing operations and segment results for all reporting periods, including comparable historical periods. The statement of cash flows has not been recast to reflect discontinued operations for any periods presented. Supplemental disclosure of operating and investing cash flows from discontinued operations is included below.
Results of Discontinued Operations
The following table presents the major classes of income and expense comprising income from discontinued operations (in millions):

	Three Months Ended	Four Months Ended
	September 30, 2025	September 30, 2025
REVENUE	$2,220	$2,954
OPERATING EXPENSES:
Salaries and employee benefits	1,022	1,349
Purchased transportation	198	263
Rentals and landing fees	75	99
Fuel	116	151
Depreciation and amortization	110	148
Maintenance and repairs	83	110
Other, net	243	307
	1,847	2,427
OPERATING INCOME	373	527
OTHER (EXPENSE) INCOME	1	3

INCOME BEFORE INCOME TAXES	374	530
PROVISION FOR INCOME TAXES	99	139
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	$275	$391

Assets and Liabilities of Discontinued Operations
The following table presents the carrying amounts of the major classes of assets and liabilities of FedEx Freight included as part of discontinued operations (in millions):

May 31,
2026
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251
Receivables, less allowances	1,154
Prepaid expenses and other	83
Current assets of discontinued operations	1,488
PROPERTY AND EQUIPMENT, NET	2,922
OTHER LONG-TERM ASSETS
Operating lease right-of-use assets, net	1,824
Goodwill and other assets	661
Total other long-term assets	2,485
Non-current assets of discontinued operations	$5,407

LIABILITIES
CURRENT LIABILITIES
Accrued and other liabilities	$504
Accrued salaries and employee benefits	388
Accounts and notes payable	106
Current liabilities of discontinued operations	998
LONG-TERM DEBT, LESS CURRENT PORTION	4,484
OTHER LONG-TERM LIABILITIES
Deferred income taxes	221
Self-insurance accruals	13
Operating lease liabilities	1,666
Other liabilities	4
Total other long-term liabilities	1,904
Non-current liabilities of discontinued operations	$6,388
Cash Flows of Discontinued Operations
The operating, investing, and financing cash flows of FedEx Freight's discontinued operations are not separately presented on the face of the Condensed Consolidated Statements of Cash Flows. The following table presents the operating and investing cash flows attributable to discontinued operations (in millions):

Four Months Ended
September 30, 2025
Cash provided by operating activities of discontinued operations	$691
Cash used in investing activities of discontinued operations	(49)
NOTE 3: CREDIT LOSSES
We are exposed to credit losses primarily through our trade receivables. We assess ability to pay for certain customers by conducting a credit review, which considers the customer’s established credit rating and our assessment of creditworthiness. We determine the allowance for credit losses on accounts receivable using a combination of specific reserves for accounts that are deemed to exhibit credit loss indicators and general reserves that are determined using loss rates based on historical write-offs by geography and recent forecast information, including current underlying economic expectations. During the year, changes in economic conditions, including the impact of tariffs, contributed to higher bad‑debt write‑offs compared to the prior year.

These factors were considered in our assessment of expected credit losses and the determination of the allowance. We update our estimate of credit loss reserves monthly.
Changes in the allowance for credit losses during the four months ended September 30, 2026 were as follows:

Allowance June 1, 2026	$371
Current period provision for expected credit losses	271
Write-offs charged against allowance	(987)
Recoveries collected	622
Allowance September 30, 2026	$277

NOTE 4: INVESTMENTS
Equity Method Investment
On September 24, 2026, FedEx acquired a 37% ownership interest in Lux TopCo S.á. r.l. (“TopCo”) for cash consideration of €2.2 billion in connection with its investment in InPost S.A. (“InPost”). InPost will continue to operate as a standalone company. We account for our investment under the equity method of accounting because we have the ability to exercise significant influence over the operating and financial policies of TopCo. The investment is included within "Equity method investment" in the accompanying condensed consolidated balance sheets. We recognized no equity method earnings during the three and four-month periods ended September 30, 2026.

Equity Securities
Equity securities totaled $576 million and $564 million at September 30, 2026 and May 31, 2026, respectively. Equity securities are recorded within “Goodwill and other assets” in the accompanying unaudited condensed consolidated balance sheets.

Following the Spin-Off, we retained an ownership interest of 19.9% in FedEx Freight, which is accounted for as an equity security with a readily determinable fair value. We recognized cumulative unrealized gain of $3.3 billion during the four-month period ended September 30, 2026 within “Gain (loss) on short-term investment” in the accompanying unaudited condensed consolidated statements of income. During the three-month period ended September 30, 2026, we recognized a $1.2 billion unrealized loss due to a decline in the fair value of the retained interest. The carrying value of this equity security totaled $3.3 billion at September 30, 2026 and is recorded within “Short-term investment” in the accompanying unaudited condensed consolidated balance sheets. We expect to fully monetize our remaining stake in FedEx Freight within 12 months from the balance sheet date, subject to market conditions.

Debt Securities
Debt securities totaled $266 million and $236 million at September 30, 2026 and May 31, 2026, respectively. Debt securities are recorded within the “Prepaid expenses and other” caption in the accompanying unaudited condensed consolidated balance sheets. This increase primarily reflects strategic purchases of corporate debt and U.S. Treasury securities to enhance returns on cash balances.
NOTE 5: FINANCING ARRANGEMENTS
Long-Term Debt
We have a shelf registration statement filed with the SEC that allows us to sell, in one or more future offerings, any combination of our unsecured debt securities and common stock and allows pass-through trusts formed by Federal Express to sell, in one or more future offerings, pass-through certificates.
Long-term debt, including current maturities and exclusive of finance leases, had carrying values of $17.6 billion at September 30, 2026 and $19.2 billion at May 31, 2026, with estimated fair values of $16.0 billion at September 30, 2026 and $17.3 billion at May 31, 2026. The annualized weighted-average interest rate on long-term debt was 3.75% at September 30, 2026. The estimated fair values were determined based on quoted market prices and the current rates offered for debt with similar terms and maturities. The fair value of our long-term debt is classified as Level 2 within the fair value hierarchy.
On September 14, 2026, we issued additional senior unsecured debt securities pursuant to our current shelf registration statement, comprised of $1.1 billion of 5.750% notes due 2036, €1.1 billion of 4.000% notes due 2030, and €900 million of 4.625% notes due 2034. The net proceeds from these offerings will be used for general corporate purposes, which may include the redemption or repayment of outstanding indebtedness. Pending such use, we may invest the net proceeds in short-term investments, including cash, cash equivalents and/or marketable securities.
On July 14, 2026, we completed cash tender offers for certain series of our outstanding debt securities, resulting in the repurchase of approximately $4.9 billion aggregate principal amount of such securities. The securities repurchased consisted of (in millions):

Title of Series of Notes	Principal Amount Repurchased	Original Principal Amount
4.500% notes due 2065	$123	$250
3.250% notes due 2041	437	750
4.050% notes due 2048	491	1,000
3.875% notes due 2042	236	500
4.100% notes due 2045	385	650
4.100% notes due 2043	195	500
4.400% notes due 2047	464	750
4.550% notes due 2046	594	1,250
4.750% notes due 2045	590	1,250
2.400% notes due 2031	508	1,000
4.950% notes due 2048	447	850
3.900% notes due 2035	253	500
5.100% notes due 2044	135	750
	$4,858	$10,000
We utilized cash proceeds from the approximately $4.1 billion dividend received from FedEx Freight in connection with the Spin-Off, as well as cash on hand, to fund the cash tender offers. We recognized an approximately $627 million gain on partial extinguishment of debt during the three months ended September 30, 2026, which is included in “Other non-operating, net” in the accompanying unaudited condensed consolidated statements of income. In determining the value of the gain, we expensed the proportional amount of the related unamortized discount, premium and debt issuance costs attributable to the repurchased securities.
In connection with the Spin-Off, FedEx Freight issued $3.7 billion of senior unsecured debt and borrowed $600 million under a three-year delayed draw term loan facility. FedEx Freight used the net proceeds from these debt issuances to make a dividend of $4.1 billion to FedEx upon completion of the Spin-Off on June 1, 2026. As a result, these borrowings are reported in “Non-current liabilities of discontinued operations” within the condensed consolidated balance sheet for the period ended May 31, 2026 and were no longer an obligation of FedEx as of June 1, 2026.
Credit Agreements
We have a $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) with an expiration of March 2028 and a $1.75 billion five-year credit agreement with an expiration of March 2030 (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of September 30, 2026, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding under our commercial paper program, and approximately $3.5 billion of borrowing capacity remained available under the Credit Agreements. Our commercial paper program is supported by unused commitments under the Credit Agreements, and borrowings under the program reduce the amount available under the Credit Agreements.

The Credit Agreements contain a financial covenant that requires FedEx to maintain a ratio of debt to consolidated adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA”) not exceeding 3.5 to 1.0, subject to specified adjustments and definitions contained in the agreements, as of the last day of each fiscal quarter on a rolling four quarters basis. FedEx was in compliance with all financial covenants and other restrictive provisions as of September 30, 2026. Management monitors available liquidity, debt maturities, covenant compliance, capital markets access, and refinancing opportunities as part of its ongoing treasury activities. The ratio of our debt to adjusted EBITDA was 1.9 at September 30, 2026. Additional information on the financial covenant can be found in our Annual Report.
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
As discussed in Note 1, our pilots are employed under a newly ratified CBA that took effect on June 29, 2026, which included an amendment to our Employees’ Pension Plan (“EPP”), resulting in an increase to the projected benefit obligation (“PBO”) of $596 million and a pre-tax, noncash mark-to-market gain of $141 million resulting from the interim remeasurement primarily due to a higher discount rate.
In advance of the Spin-Off, a legally separate FedEx Freight defined benefit pension plan was established to transfer both pension liabilities and qualified pension assets for active pension participants who transitioned to FedEx Freight. Effective June 1, 2026, the FedEx defined benefit pension plan and the FedEx Freight defined benefit pension plan were legally separated. The FedEx defined benefit pension plan completed the transfer of an immaterial amount of net liabilities to the FedEx Freight defined benefit pension plan.
Net periodic benefit cost of the pension and postretirement healthcare plans for the periods ended September 30, 2026 and 2025 included the following components (in millions):

	Three Months Ended
	Pension Plans		Postretirement Healthcare Plans
	2026	2025	2026	2025
Service cost	$107	$108	$7	$7
Interest cost	384	370	16	17
Expected return on plan assets	(484)	(436)	—	—
Amortization of prior service cost (credit)	10	(2)	(1)	(1)
Actuarial losses (gains) and other	—	—	—	—
Net periodic benefit (income) cost	$17	$40	$22	$23

	Four Months Ended
	Pension Plans		Postretirement Healthcare Plans
	2026	2025	2026	2025
Service cost	$146	$146	$9	$9
Interest cost	518	490	21	22
Expected return on plan assets	(637)	(582)	—	—
Amortization of prior service cost (credit)	9	(3)	(1)	(1)
Actuarial losses (gains) and other	(141)	—	—	—
Net periodic benefit (income) cost	$(105)	$51	$29	$30

The non-service components of net periodic benefit cost are included in ‘Other non-operating, net’ in the accompanying unaudited condensed consolidated statements of income. We made voluntary contributions of $300 million to our U.S. Pension Plan during the four-month period ended September 30, 2026. We anticipate making additional voluntary contributions of $100 million to the U.S. Pension Plan during the remainder of calendar year 2026.

NOTE 7: ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table provides changes in AOCL, net of tax, reported in our unaudited condensed consolidated financial statements for the periods ended September 30, 2026 and 2025 (in millions; amounts in parentheses indicate debits to AOCL):

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Foreign currency translation loss:
Balance at beginning of period	$(1,398)	$(1,407)	$(1,275)	$(1,420)
Translation adjustments	33	(11)	(90)	2
Balance at end of period	(1,365)	(1,418)	(1,365)	(1,418)
Retirement plans adjustments:
Balance at beginning of period	(408)	55	48	58
Prior service cost arising during period	—	—	(455)	—
Reclassifications from AOCL	7	(2)	6	(5)
Balance at end of period	(401)	53	(401)	53
AOCL at end of period	$(1,766)	$(1,365)	$(1,766)	$(1,365)

NOTE 8: COMPUTATION OF EARNINGS PER SHARE
Basic earnings per share is calculated using the two-class method, which allocates all earnings (distributed and undistributed) to common stock and participating securities. Prior to June 2026, FedEx granted restricted stock under its stock-based compensation programs; these shares receive nonforfeitable dividends during vesting, making them participating securities and a separate class in basic earnings per share.
Diluted earnings per share reflects the potential impact of contingently issuable shares, including awards requiring future service. It is computed under both the two-class and treasury stock methods, with the more dilutive amount reported. For all periods shown, the two-class method produced the more dilutive result.

The following table sets forth the computation of basic and diluted earnings per common share for the periods ended September 30, 2026 and 2025 (in millions, except per share amounts):

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Numerator:
Net earnings allocable to common shares from continuing operations(1)	$290	$644	$5,323	$745
Net earnings allocable to common shares from discontinued operations(1)	—	274	—	390
Net earnings allocable to common shares	$290	$918	$5,323	$1,135

Denominator:
Weighted-average common shares for basic earnings per common share	236	236	237	236
Dilutive effect of stock options and RSUs	3	1	3	1
Weighted-average common shares for diluted earnings per common share	239	237	240	237

Basic earnings per common share:
Continuing operations	$1.23	$2.74	$22.53	$3.16
Discontinued operations	—	1.16	—	1.65
Basic earnings per common share	$1.23	$3.90	$22.53	$4.81

Diluted earnings per common share:
Continuing operations	$1.21	$2.73	$22.21	$3.14
Discontinued operations	—	1.16	—	1.64
Diluted earnings per common share	$1.21	$3.89	$22.21	$4.78

Anti-dilutive options excluded from diluted earnings per common share	1	7	1	7
(1)Net earnings available to participating securities relating to continuing operations were immaterial and $1 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $8 million and $1 million for the four-month periods ended September 30, 2026 and 2025, respectively. Net earnings available to participating securities relating to discontinued operations were $1 million for each of the three- and four-month periods ended September 30, 2025.
NOTE 9: BUSINESS SEGMENTS AND DISAGGREGATED REVENUE
FedEx has two reportable segments: Express U.S. Domestic and Express International, which together operate under Federal Express Corporation, the world’s largest express transportation company and a leading North American provider of small-package ground delivery services. Our remaining businesses are reported as Corporate, other, and eliminations.
Our Chief Executive Officer is our chief operating decision maker (“CODM”). The CODM is responsible for the company’s operating strategy, growth, and profitability and reviews financial information for our two reportable segments. The CODM uses operating income as the primary measure of segment performance because it reflects the underlying business performance and provides the CODM with a basis for making resource allocation decisions. Operating income is defined as income before other (expense) income, interest, net, and provision for income taxes. Our CODM also utilizes operating income in the annual budget and monthly forecasting processes and considers forecast-to-actual variances on a monthly basis when making resource allocation decisions. Our CODM evaluates assets and capital expenditures at a global network level. As such, these are not reviewed by segment when evaluating performance or making resource allocation decisions and are therefore not disclosed below.

Other segment items are primarily comprised of salaries and employee benefits, purchased transportation, rentals and landing fees, fuel, depreciation and amortization, maintenance and repairs, and other expenses. These items are managed on a consolidated basis and are not regularly provided to the CODM.
The U.S. Domestic segment operates combined sales, marketing, administrative, and information-technology functions in shared service operations for U.S. customers of our major business units and certain back-office support to our other operating segments which allows us to obtain synergies from the combination of these functions. We allocate the net operating costs of these services to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of our other operating segments based on operating income inclusive of these allocations.
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
The following tables present segment information for the periods ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Express U.S. Domestic segment:
Revenue	$14,710	$13,392	$19,748	$17,596
Other segment items	13,764	12,508	18,348	16,508
Operating income	$946	$884	$1,400	$1,088

Express International segment:
Revenue	$7,465	$6,363	$9,994	$8,398
Other segment items	7,245	6,171	9,595	8,179
Operating income	$220	$192	$399	$219

Reconciliation of segment operating income to income before income taxes:
Total Express U.S. Domestic and Express International operating income	$1,166	$1,076	$1,799	$1,307
Other operating loss(1)	(99)	(104)	(188)	(178)
Operating income	$1,067	$972	$1,611	$1,129
Other (expense) income:
Gain (loss) on short-term investment	(1,238)	—	3,254	—
Interest, net	(66)	(125)	(89)	(166)
Other non-operating, net	661	67	860	82
Total other (expense) income	(643)	(58)	4,025	(84)
Income before income taxes	$424	$914	$5,636	$1,045
(1)Revenue and operating income (loss) from segments below the quantitative thresholds are attributable to operating segments contained within “Corporate, other, and eliminations.” These operating segments include FedEx Corporate, FedEx Office, FedEx Supply Chain and FedEx Dataworks.

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Depreciation and amortization
Express U.S. Domestic segment	$647	$656	$863	$879
Express International segment	294	292	392	392
Other depreciation and amortization(1)	26	24	35	31
Consolidated Depreciation and Amortization	$967	$972	$1,290	$1,302
(1)Depreciation and amortization from segments below the quantitative thresholds are attributable to operating segments contained within “Corporate, other, and eliminations.” These operating segments include FedEx Corporate, FedEx Office, FedEx Supply Chain and FedEx Dataworks.

The following table presents revenue by service type for the periods ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Four Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue by service type
Express U.S. Domestic segment:
U.S. Package:
U.S. priority	$3,142	$2,826	$4,199	$3,710
U.S. deferred	1,406	1,302	1,887	1,708
U.S. ground	9,545	8,748	12,844	11,526
Total package revenue	14,093	12,876	18,930	16,944
U.S. Freight	366	315	486	409
Other	251	201	332	243
Total revenue	14,710	13,392	19,748	17,596
Express International segment:
Intl Package:
International priority	2,677	2,325	3,595	3,049
International economy	1,680	1,403	2,232	1,845
International domestic(1)	1,156	1,166	1,561	1,547
Total package revenue	5,513	4,894	7,388	6,441
Freight:
International priority	784	588	1,045	791
International economy	658	538	876	714
Total freight revenue	1,442	1,126	1,921	1,505
Other	510	343	685	452
Total revenue	7,465	6,363	9,994	8,398
Other and eliminations(2)	680	677	900	900
Consolidated Revenue	$22,855	$20,432	$30,642	$26,894
(1)International domestic revenue relates to our intra-country operations.
(2)Includes FedEx Office, FedEx Supply Chain, and FedEx Dataworks operating segments.

NOTE 10: COMMITMENTS
As of September 30, 2026, our purchase commitments under various contracts for the remainder of 2026 and annually thereafter were as follows (in millions):

	Aircraft and Aircraft Related	Other(1)	Total
2026 (remainder)	$309	$524	$833
2027	1,362	1,351	2,713
2028	429	1,299	1,728
2029	414	997	1,411
2030	343	879	1,222
Thereafter	1,830	304	2,134
Total	$4,687	$5,354	$10,041
(1)    Primarily information technology and advertising contracts.
The amounts reflected in the table above for purchase commitments represent noncancelable agreements to purchase goods or services. Open purchase orders that are cancelable are not considered unconditional purchase obligations for financial reporting purposes and are not included in the table above.
As of September 30, 2026, we had $565 million in deposits and progress payments on aircraft purchases and other planned aircraft-related transactions. These deposits are classified in the “Goodwill and other assets” caption of the accompanying unaudited condensed consolidated balance sheets. Aircraft and aircraft-related contracts are subject to price escalations.
A summary of future minimum lease payments under noncancelable operating and finance leases with an initial or remaining term in excess of one year as of September 30, 2026 is as follows (in millions):

	Aircraft and Related Equipment	Facilities and Other	Total Operating Leases	Finance Leases	Total Leases
2026 (remainder)	$33	$571	$604	$357	$961
2027	123	2,994	3,117	533	3,650
2028	119	2,416	2,535	239	2,774
2029	103	2,067	2,170	194	2,364
2030	103	1,718	1,821	151	1,972
Thereafter	338	7,336	7,674	610	8,284
Total lease payments	819	17,102	17,921	2,084	20,005
Less imputed interest	(127)	(3,021)	(3,148)	(366)	(3,514)
Present value of lease liability	$692	$14,081	$14,773	$1,718	$16,491
While certain of our lease agreements contain covenants governing the use of the leased assets or require us to maintain certain levels of insurance, none of our lease agreements include material financial covenants or limitations.
As of September 30, 2026, FedEx has entered into additional leases which have not yet commenced and are therefore not part of the right-of-use asset and liability. These leases are generally for build-to-suit facilities and have undiscounted future payments of approximately $1.3 billion that will commence when FedEx gains beneficial access to the leased asset. Commencement dates are expected to be from calendar years 2026 to 2028.
NOTE 11: CONTINGENCIES
Litigation Matters. FedEx and its subsidiaries are subject to various legal proceedings and claims, including lawsuits alleging that Federal Express should be treated as the employer or joint employer of drivers employed by service providers engaged by Federal Express, lawsuits containing various class-action allegations of wage-and-hour violations in which plaintiffs claim, among other things, that they were forced to work “off the clock,” were not paid overtime, or were not provided work breaks or other benefits, and lawsuits alleging that FedEx and its subsidiaries are responsible for third-party losses related to vehicle accidents that could exceed our insurance coverage for such losses. FedEx maintains excess insurance coverage for losses exceeding self-insured retentions. Conditions in the excess insurance market have become increasingly challenging, with insurers reducing available capacity, significantly increasing premiums, and more frequently disputing coverage obligations, which may limit the extent to which excess insurance offsets future losses. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our financial position, results of operations, or cash flows.
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
Additionally, fourteen nationwide class action lawsuits seeking refunds of IEEPA tariffs from FedEx were filed in U.S. courts. Thirteen of those lawsuits, filed in various U.S. district courts, were consolidated into a single case pending in Tennessee federal court. The remaining lawsuit is pending in the Court of International Trade. The financial impact of these events is uncertain, as it is unclear to what extent and when all duties will be refunded by CBP or if we can fully collect related accounts receivable. We are evaluating the impact of these developments on our business and financial statements. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements as we cannot reasonably estimate the financial impact; however, it is reasonably possible that it could be material.
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
NOTE 12: SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for interest expense and income taxes for the periods ended September 30, 2026 and 2025 was as follows (in millions):

	Four Months Ended
	September 30, 2026	September 30, 2025
Cash payments for:
Interest (net of capitalized interest)	$99	$200
Income taxes	$996	$204
Income tax refunds received	(46)	(30)
Cash tax payments, net	$950	$174
Noncash investing and financing activities for the periods ended September 30, 2026 and 2025 were as follows (in millions):

	Four Months Ended
	September 30, 2026	September 30, 2025
Assets obtained in exchange for finance lease obligations	$813	$69

NOTE 13: SUPPLEMENTAL FINANCIAL INFORMATION
FEDEX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(IN MILLIONS)

	One Month Ended
	June 30, 2026	June 30, 2025
REVENUE	$7,787	$6,462
OPERATING EXPENSES:
Salaries and employee benefits	2,550	2,331
Purchased transportation	2,110	1,688
Rentals and landing fees	394	365
Fuel	406	235
Depreciation and amortization	323	330
Maintenance and repairs	263	255
Other, net	1,197	1,101
	7,243	6,305
OPERATING INCOME	544	157
OTHER (EXPENSE) INCOME:
Gain on short-term investment	4,492	—
Interest, net	(23)	(41)
Other non-operating, net	199	15
	4,668	(26)
INCOME BEFORE INCOME TAXES	5,212	131
PROVISION FOR INCOME TAXES	171	30
INCOME FROM CONTINUING OPERATIONS	5,041	101
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES	—	116
NET INCOME	$5,041	$217

NOTE 14: SUBSEQUENT EVENTS
Supply Chain Sale
On October 1, 2026, FedEx sold its FedEx Supply Chain business to CMA CGM Group for cash proceeds of $1.4 billion, net of direct transaction expenses of approximately $35 million incurred during the three-month period ended September 30, 2026. Transaction expenses consisted primarily of professional services and an employee incentive plan related to the planned sale. As of September 30, 2026, the net assets of FedEx Supply Chain met the criteria for held-for-sale accounting, as described in Note 1. The sale occurred after the balance sheet date and will be fully reflected in the Transition Report on Form 10-KT covering the Transition Period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL
The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (“MD&A”) describes the principal factors affecting the results of operations, liquidity, capital resources, and critical accounting estimates of FedEx Corporation (“FedEx”). This discussion should be read in conjunction with the accompanying quarterly unaudited condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended May 31, 2026 (“Annual Report”). Our Annual Report includes additional information about our significant accounting policies, practices, and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial condition and operating results.
We provide a broad portfolio of transportation, e-commerce, and business services, offering integrated business solutions utilizing our flexible, efficient, and intelligent global network. We are the world’s largest express transportation company and a leading North American provider of small-package ground delivery services.
On June 1, 2026, FedEx completed the Spin-Off of our less-than-truckload freight transportation services businesses conducted through FedEx Freight Holding Company, Inc. (“FedEx Freight”), into a new, publicly traded company (the “Spin-Off”). The FedEx Freight business also included FedEx Custom Critical, Inc., LTL Select, and other operations historically included within the FedEx Freight reporting segment. As a result of the Spin-Off, we are no longer consolidating the FedEx Freight business, and FedEx Freight is presented as discontinued operations for all periods presented. Unless otherwise noted, information in this MD&A relates to continuing operations. Effective following the Spin-Off, we realigned our internal reporting and management structure, resulting in the identification of two new reportable segments: Express U.S. Domestic and Express International. In addition, on June 1, 2026, FedEx changed its fiscal year end from May 31 to December 31. We have recast historical periods to reflect these changes.
The key indicators necessary to understand our operating results include:
•the overall customer demand for our various services based on macroeconomic factors and the global economy;
•the volumes of transportation services provided through our networks, primarily measured by our average daily volume and shipment weight and size;
•the mix of services purchased by our customers;
•the prices we obtain for our services, primarily measured by yield (revenue per package or pound, or revenue per shipment);
•our ability to manage our cost structure (capital expenditures and operating expenses) to match shifting volume levels; and
•the timing and amount of fluctuations in fuel prices and our ability to recover incremental fuel costs through our fuel surcharges.
Trends Affecting Our Business
The following trends significantly affect the indicators discussed above, as well as our business and operating results. See the risk factors identified under Part I, Item 1A. “Risk Factors” in our Annual Report, as updated by our quarterly reports on Form 10-Q, for more information. Additionally, see “Results of Operations – Consolidated Results”, “Results of Operations – Outlook” and “Financial Condition – Liquidity Outlook” below for additional information on efforts we are taking to mitigate adverse trends.
Macroeconomic Conditions
The transportation industry is highly cyclical and especially susceptible to trends in economic activity. Our primary business is to transport goods, so our business levels are directly tied to the purchase and production of goods and the rate of global trade growth. The decline in U.S. imports of consumer goods that started in late 2022 has contributed to transportation demand remaining below the elevated levels experienced during the post-pandemic period. Additionally, U.S. and international trade policy changes have added complexity and uncertainty to the transportation industry. Inflation and elevated interest rates continue to affect consumer and business spending patterns, and we expect these factors to continue to negatively affect our results for the remainder of calendar year 2026.

Global Trade Policies
Governments globally have imposed, and others have threatened to impose, new, expanded, or retaliatory tariffs, sanctions, embargoes, and/or quotas or trade barriers on certain goods. These actions have contributed to weakness in the global economy, and we expect this to continue to adversely affect our results for the remainder of calendar year 2026.
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). In April 2026, FedEx began filing refund claims through the U.S. Customs and Border Protection’s (“CBP’s”) Consolidated Administration and Processing of Entries (“CAPE”) system. We recognize these claims when cash is received or when realization is otherwise considered probable and estimable. To the extent customers have previously paid amounts associated with these tariffs, we also recognize customer refund obligations for cash refunds received. We continue to submit additional refund claims, pursuant to the CBP process, and expect to receive additional refunds as these claims are processed by CBP. The ultimate amount and timing of refunds remain uncertain due to ongoing administrative processes and potential legal developments.

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
MD-11 Operational Impact
In November 2025, the U.S. Federal Aviation Administration issued an emergency Airworthiness Directive to address a potentially unsafe condition on all Boeing MD-11 aircraft, prohibiting further flight until the aircraft are inspected and all corrective actions are performed. Consequently, we have experienced operational disruptions during calendar year 2026. In May 2026, we began returning our MD-11 fleet to active commercial service and as of September 30, 2026, the majority of our MD-11 fleet has been fully returned to service. As such, we do not anticipate this to continue to adversely affect our operating results after this quarter.
Fuel
We must purchase large quantities of fuel to operate our aircraft and vehicles, and the price and availability of fuel is beyond our control and can be highly volatile. In addition, our purchased transportation expense is affected by fuel costs. During the three- and four-month periods ended September 30, 2026, higher fuel prices positively affected yields through increased fuel surcharges and negatively affected fuel expenses. To date, we have been mostly successful in mitigating over time the expense effect of higher fuel costs through our indexed fuel surcharges, as the amount of the surcharges is closely linked to the market prices for fuel. If we are unable to maintain or increase our fuel surcharges because of competitive pricing pressures or some other reason, fuel costs could materially and adversely affect our operating results.
Geopolitical Conflicts
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including international taxes, government-to-government relations, volatility in emerging markets, and geopolitical risks such as the ongoing conflicts between Russia and Ukraine, the United States and Iran, and other hostilities in the Middle East, may materially and adversely affect our business and results of operations.
RESULTS OF OPERATIONS
Many of our operating expenses are directly affected by revenue and volume levels, and we expect these operating expenses to fluctuate on a year-over-year basis consistent with changes in revenue and volumes. Therefore, the discussion of operating expenses focuses on the key drivers and trends affecting expenses other than those factors strictly related to changes in revenue and volumes. The line item “Other, net” includes costs associated with outside service contracts (such as information technology services, temporary labor, facilities services, and security), insurance, professional fees, credit losses, and restructuring and exit costs.

CONSOLIDATED RESULTS
The following tables compare summary operating results from continuing operations and changes in revenue and operating income (loss) (dollars in millions, except per share amounts) for the periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent		Four Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue	$22,855	$20,432	12		$30,642	$26,894	14
Operating income (loss):
Express U.S. Domestic segment	946	884	7		1,400	1,088	29
Express International segment	220	192	15		399	219	82
Corporate, other, and eliminations	(99)	(104)	5		(188)	(178)	(6)
Consolidated operating income	$1,067	$972	10		$1,611	$1,129	43
Operating margin:
Express U.S. Domestic segment	6.4%	6.6%	(20)	bp	7.1%	6.2%	90	bp
Express International segment	2.9%	3.0%	(10)	bp	4.0%	2.6%	140	bp
Consolidated operating margin	4.7%	4.8%	(10)	bp	5.3%	4.2%	110	bp
Consolidated net income	$290	$645	(55)		$5,331	$746	615
Diluted earnings per share	$1.21	$2.73	(56)		$22.21	$3.14	607

	Year-over-Year Changes
	Revenue		Operating Income (Loss)
	Three Months Ended	Four Months Ended	Three Months Ended	Four Months Ended
Express U.S. Domestic segment	$1,318	$2,152	$62	$312
Express International segment	1,102	1,596	28	180
Corporate, other, and eliminations	3	—	5	(10)
	$2,423	$3,748	$95	$482
Overview
Operating income increased 10% and 43%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher base rates and fuel surcharges for our package services and increased U.S. domestic package volumes, partially offset by higher purchased transportation and wage rates and fuel prices. Operating income for the four-month period ended September 30, 2026 also benefited from one additional operating day compared to the prior-year period.
We repurchased an aggregate of $0.7 billion of our common stock through open market transactions during the three-month period ended September 30, 2026. During the four-month period ended September 30, 2026, we repurchased 6.3 million shares of FedEx common stock at an average price of $319.68 per share for a total of $2.0 billion. Share repurchases had a benefit of $0.02 per diluted share for the three-month period and $0.31 per diluted share for the four-month period ended September 30, 2026. See Note 1 of the accompanying unaudited condensed consolidated financial statements and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” of this Form 10-Q for additional information.

The following graphs for Express U.S. Domestic and Express International show selected volume trends (in thousands) calculated on a 5-day-per-week basis over the five most recent quarters:
(1)International domestic average daily package volume relates to our international intra-country operations. International export average daily package volume relates to our international priority and economy services.
(2)International average daily freight pounds relate to our international priority and economy services.

The following graphs for Express U.S. Domestic and Express International show selected yield trends over the five most recent quarters:
(1)International export revenue per package relates to our international priority and economy services. International domestic revenue per package relates to our international intra-country operations.
(2)International freight revenue per pound relates to our international priority and economy services.

Revenue
Revenue increased 12% and 14%, respectively, in the three- and four-month periods ended September 30, 2026, primarily due to U.S. Domestic and International priority base yield improvements, higher fuel surcharges, and increased U.S. Domestic package volume, partially offset by lower international domestic volumes.
Express U.S. Domestic segment revenue increased 10% and 12%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to improved package base yields, higher fuel surcharges, and increased package volumes.
Express International segment revenue increased 17% and 19%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher fuel surcharges, improved package and freight base yields, and growth in international export and freight volumes, partially offset by lower domestic volume.
Operating Expenses
The following table compares operating expenses expressed as dollar amounts (in millions) and as a percent of revenue for the periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent	Four Months Ended		Percent
	2026	2025	Change	2026	2025	Change
Operating expenses:
Salaries and employee benefits	$7,434	$7,078	5	$9,984	$9,409	6
Purchased transportation	6,455	5,419	19	8,565	7,107	21
Rentals and landing fees	1,183	1,129	5	1,577	1,494	6
Fuel	1,270	774	64	1,676	1,009	66
Depreciation and amortization	967	972	(1)	1,290	1,302	(1)
Maintenance and repairs	794	784	1	1,057	1,039	2
Other, net	3,685	3,304	12	4,882	4,405	11
Total operating expenses	21,788	19,460	12	29,031	25,765	13
Operating income	$1,067	$972	10	$1,611	$1,129	43

	Percent of Revenue
	Three Months Ended		Four Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	32.5%	34.6%	32.6%	35.0%
Purchased transportation	28.2	26.5	28.0	26.4
Rentals and landing fees	5.2	5.5	5.1	5.6
Fuel	5.6	3.8	5.5	3.8
Depreciation and amortization	4.2	4.8	4.2	4.8
Maintenance and repairs	3.5	3.8	3.4	3.9
Other, net	16.1	16.2	15.9	16.3
Total operating expenses	95.3	95.2	94.7	95.8
Operating margin	4.7%	4.8%	5.3%	4.2%
Purchased transportation expense increased 19% and 21%, respectively, in the three- and four-month periods ended September 30, 2026, primarily due to higher contracted service provider rates and fuel prices and volume-related costs to support higher package volume. Fuel expense increased 64% and 66%, respectively, in the three- and four-month periods ended September 30, 2026, primarily driven by higher fuel prices. Salaries and employee benefits expense increased 5% and 6%, respectively, in the three- and four-month periods ended September 30, 2026, primarily driven by higher wage rates and variable incentive compensation. Other operating expenses increased 12% and 11%, respectively, in the three- and four-month periods ended September 30, 2026, primarily due to higher outside service contracts and professional fees and increased credit losses.

Income Taxes
Our effective tax rate was 31.6% and 5.4% for the three- and four-month periods ended September 30, 2026, compared to 29.4% and 28.6% for the comparable prior-year periods.

•Three-Month Period Comparison: The effective tax rate for the three-month period ended September 30, 2026, was higher than the prior-year period (31.6% vs. 29.4%). The 2026 rate was unfavorably impacted by a $1.2 billion non-deductible loss recognized on our 19.9% ownership interest in FedEx Freight. This impact was partially offset by a $263 million deferred tax benefit related to tax and book basis differences of FedEx Supply Chain that was held for sale as of September 30, 2026. The prior-year three-month rate of 29.4% was unfavorably impacted by one-time discrete items.

•Four-Month Period Comparison: The effective tax rate for the four-month period ended September 30, 2026, decreased significantly to 5.4% from 28.6% in the prior year. This decrease was primarily driven by the recognition of a $3.3 billion non-taxable gain associated with our FedEx Freight ownership interest.
Several countries in which we operate have adopted the Organization for Economic Cooperation and Development’s global framework implementing a 15% corporate minimum tax, commonly referred to as Pillar Two. Pillar Two did not have a material effect on our income tax provision for the three- and four-month periods ended September 30, 2026.

We are subject to taxation in the U.S. and various U.S. state, local, and foreign jurisdictions. We are currently under examination by the IRS for the 2016 through 2021 tax years, and the examination has been expanded to include 2023 and 2024 tax years. It is reasonably possible that certain income tax return proceedings will be completed during the next 12 months and could result in a change in our balance of unrecognized tax benefits. However, we believe we have recorded adequate amounts of tax, including interest and penalties, for any adjustments expected to occur.
During 2021, we filed suit in U.S. District Court for the Western District of Tennessee challenging the validity of a tax regulation related to the one-time transition tax on unrepatriated foreign earnings, which was enacted as part of the Tax Cuts and Jobs Act (“TCJA”). Our lawsuit sought to have the court declare this regulation invalid and order the refund of overpayments of U.S. federal income taxes for 2018 and 2019 attributable to the denial of foreign tax credits under the regulation. We have recorded a cumulative benefit of $249 million attributable to our interpretation of the TCJA and the Internal Revenue Code. In March 2023, the District Court ruled that the regulation is invalid and in February 2025, the District Court ruled again in our favor with regard to a new argument raised by the U.S. government. In June 2025, the District Court validated the amount of refunds owed and in August 2025, the U.S. government filed a notice to appeal the decision to the U.S. Court of Appeals for the Sixth Circuit. The government filed its opening appellant brief in January 2026, and we filed our response in March 2026. The government filed its reply in May 2026. The Sixth Circuit Court of Appeals heard oral arguments on July 30, 2026, and the Company is awaiting the court’s decision. If we are ultimately unsuccessful in defending our position, we may be required to reverse the benefit previously recorded.
Outlook
Based on current trends, we anticipate year-over-year revenue and operating profit growth to continue in the remainder of calendar year 2026. We expect continued yield and volume improvement to more than offset expense increases, including higher purchased transportation and wage rates, higher costs associated with the newly ratified pilot Collective Bargaining Agreement (“CBA”), which took effect June 29, 2026, maintenance expense and other inflationary matters. We will continue to execute on our business optimization program, including Network 2.0 and associated One FedEx initiatives, where we expect to achieve $1.0 billion in structural cost reduction by the end of calendar year 2026.
In January 2026, we initiated operational transformation programs in certain international locations to modernize, streamline, and optimize international domestic operations. We expect the combined pre-tax costs of severance benefits, legal and professional fees, and facilities-related exit costs for announced programs to range from $230 million to $260 million, substantially all of which are cash expenditures, of which $147 million was incurred in fiscal year 2026 and $72 million was incurred in the four-month period ended September 30, 2026. The remaining charges are expected to be incurred through calendar year 2028 and will be recorded as business optimization expenses. We expect savings from implementation of these plans to be approximately $220 million on an annualized basis beginning in calendar 2027.
See the “Restructuring and Exit Costs” section of Note 1 for additional information on our transformation initiatives and other cost savings initiatives.

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
We are directly affected by the state of the global economy and geopolitical developments. Additional changes in international trade policies, including tariffs, and relations could significantly reduce the volume of goods transported globally, increase our costs, and materially and adversely affect our business, financial condition, cash flows, and results of operations. Our transportation businesses and their profitability are affected by the price and availability of jet and vehicle fuel, as well as our ability to collect fuel surcharges. The uncertainty of these factors make any expectations for calendar year 2026 inherently less certain. See the “Trends Affecting Our Business,” “Critical Accounting Estimates,” and “Forward-Looking Statements” sections of this MD&A for a discussion of these and other potential risks and uncertainties that could materially affect our future performance.
RECENT ACCOUNTING GUIDANCE
See Note 1 of the accompanying unaudited condensed consolidated financial statements for a discussion of recent accounting guidance.
REPORTABLE SEGMENTS
Express U.S. Domestic and Express International represent our major service lines and constitute our reportable segments. Our remaining businesses are reported as Corporate, other, and eliminations.
The U.S. Domestic segment operates combined sales, marketing, administrative, and information-technology functions in shared service operations for U.S. customers of our major business units and certain back-office support to our other operating segments which allows us to obtain synergies from the combination of these functions. We allocate the net operating costs of these services to reflect the full cost of operating our businesses in the results of those segments. We review and evaluate the performance of our other operating segments based on operating income inclusive of these allocations.
Operating expenses for our Express International segment include allocations of these services from the U.S. Domestic segment. These allocations also include charges and credits for administrative services provided between operating companies. The allocations of net operating costs are based on metrics such as relative revenue or estimated services provided. We believe these allocations approximate the net cost of providing these functions. Our allocation methodologies are refined periodically, as necessary, to reflect changes in our businesses.

EXPRESS U.S. DOMESTIC SEGMENT
Express U.S. Domestic offers a wide range of shipping services for delivery of packages and freight including priority, deferred, and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent		Four Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue:
U.S. Package:
U.S. priority	$3,142	$2,826	11		$4,199	$3,710	13
U.S. deferred	1,406	1,302	8		1,887	1,708	10
U.S. ground	9,545	8,748	9		12,844	11,526	11
Total package revenue	14,093	12,876	9		18,930	16,944	12
U.S. Freight	366	315	16		486	409	19
Other	251	201	25		332	243	37
Total revenue	14,710	13,392	10		19,748	17,596	12
Operating expenses:
Salaries and employee benefits	4,624	4,471	3		6,243	5,936	5
Purchased transportation	4,473	3,778	18		5,913	4,947	20
Rentals and landing fees	687	674	2		916	891	3
Fuel	410	263	56		543	344	58
Depreciation and amortization	647	656	(1)		863	879	(2)
Maintenance and repairs	529	498	6		700	663	6
Other, net	2,394	2,168	10		3,170	2,848	11
Total operating expenses	13,764	12,508	10		18,348	16,508	11
Operating income	$946	$884	7		$1,400	$1,088	29
Operating margin	6.4%	6.6%	(20)	bp	7.1%	6.2%	90	bp

	Percent of Revenue
	Three Months Ended		Four Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	31.4%	33.4%	31.6%	33.7%
Purchased transportation	30.4	28.2	29.9	28.1
Rentals and landing fees	4.7	5.0	4.6	5.1
Fuel	2.8	2.0	2.7	2.0
Depreciation and amortization	4.4	4.9	4.4	5.0
Maintenance and repairs	3.6	3.7	3.5	3.8
Other, net	16.3	16.2	16.2	16.1
Total operating expenses	93.6	93.4	92.9	93.8
Operating margin	6.4%	6.6%	7.1%	6.2%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent	Four Months Ended		Percent
	2026	2025	Change	2026	2025	Change
Package Statistics
Average daily package volume (ADV)(1):
U.S. priority	1,742	1,681	4	1,727	1,665	4
U.S. deferred	1,056	1,074	(2)	1,056	1,066	(1)
U.S. ground commercial	4,521	4,370	3	4,519	4,338	4
U.S. ground home delivery/economy	7,051	6,969	1	7,005	6,891	2
Total U.S. domestic ADV	14,370	14,094	2	14,307	13,960	2
Revenue per package (yield):
U.S. priority	$28.18	$26.27	7	$28.26	$26.21	8
U.S. deferred	20.81	18.96	10	20.77	18.85	10
U.S. ground	12.89	12.05	7	12.96	12.08	7
U.S. domestic composite	$15.32	$14.28	7	$15.39	$14.28	8
Freight Statistics
Average daily freight pounds:
U.S. freight	2,426	2,202	10	2,398	2,180	10
Revenue per pound (yield):
U.S. freight	$2.36	$2.23	6	$2.35	$2.21	6

Operating days	64	64	—	86	85	1
(1)ADV is calculated on a 5-day-per-week basis.
Express U.S. Domestic Segment Revenue
Express U.S. Domestic segment revenue increased 10% and 12%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to improved package base yields, higher fuel surcharges, and increased package volumes. Higher base yields and package volume reflected growth in premium package services and favorable service mix.
Volumes: Ground package volume increased 2% and 3%, respectively, in the three- and four-month periods ended September 30, 2026 benefitting from higher ground commercial and home delivery volumes. Priority package volume increased 4% in the three- and four-month periods ended September 30, 2026, and deferred package volume decreased 2% and 1% in the three- and four-month periods ended September 30, 2026 driven by revenue quality objectives.
Yield: Domestic composite package yield increased 7% and 8%, respectively, in the three- and four-month periods ended September 30, 2026 due to improved base yields, higher fuel surcharges, and favorable service mix.
Express U.S. Domestic Segment Operating Income
Express U.S. Domestic segment operating income increased 7% and 29%, respectively, in the three- and four-month periods ended September 30, 2026 due to higher package yields and volume. These improvements were partially offset by higher purchased transportation rates, salaries and employee benefits, and fuel price driven expense increases. Operating income for the four-month period ended September 30, 2026 also benefited from one additional operating day compared to the prior-year period.
Purchased transportation expense increased 18% and 20%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher rates and fuel prices. Salaries and employee benefits expense increased 3% and 5% in the three- and four-month periods ended September 30, 2026 primarily due to higher wage rates, as well as additional costs associated with the newly ratified CBA. Fuel expense increased 56% and 58% respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher fuel prices. Other operating expenses increased 10% and 11% in the three- and four-month periods ended September 30, 2026 primarily due to increased outside service contracts and professional fees.
EXPRESS INTERNATIONAL SEGMENT
Express International offers a wide range of shipping services for delivery of packages and freight including priority and economy services, which provide delivery on a time-definite or day-definite basis. The following tables compare revenue, operating expenses, operating income (dollars in millions), operating margin, and operating expenses as a percent of revenue for the three- and four-month periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent		Four Months Ended		Percent
	2026	2025	Change		2026	2025	Change
Revenue:
Intl Package:
International priority	$2,677	$2,325	15		$3,595	$3,049	18
International economy	1,680	1,403	20		2,232	1,845	21
International domestic(1)	1,156	1,166	(1)		1,561	1,547	1
Total package revenue	5,513	4,894	13		7,388	6,441	15
Freight:
International priority	784	588	33		1,045	791	32
International economy	658	538	22		876	714	23
Total freight revenue	1,442	1,126	28		1,921	1,505	28
Other	510	343	49		685	452	52
Total revenue	7,465	6,363	17		9,994	8,398	19
Operating expenses:
Salaries and employee benefits	2,408	2,190	10		3,182	2,899	10
Purchased transportation	1,893	1,588	19		2,533	2,090	21
Rentals and landing fees	390	356	10		519	472	10
Fuel	859	510	68		1,132	664	70
Depreciation and amortization	294	292	1		392	392	—
Maintenance and repairs	236	261	(10)		319	342	(7)
Other, net	1,165	974	20		1,518	1,320	15
Total operating expenses	7,245	6,171	17		9,595	8,179	17
Operating income	$220	$192	15		$399	$219	82
Operating margin	2.9%	3.0%	(10)	bp	4.0%	2.6%	140	bp
(1) International Domestic revenue relates to international intra-country operations.

	Percent of Revenue
	Three Months Ended		Four Months Ended
	2026	2025	2026	2025
Operating expenses:
Salaries and employee benefits	32.3%	34.4%	31.8%	34.5%
Purchased transportation	25.4	25.0	25.3	24.9
Rentals and landing fees	5.2	5.6	5.2	5.6
Fuel	11.5	8.0	11.3	7.9
Depreciation and amortization	3.9	4.6	3.9	4.7
Maintenance and repairs	3.2	4.1	3.2	4.1
Other, net	15.6	15.3	15.3	15.7
Total operating expenses	97.1	97.0	96.0	97.4
Operating margin	2.9%	3.0%	4.0%	2.6%

The following table compares selected statistics (in thousands, except yield amounts) for the periods ended September 30, 2026 and 2025:

	Three Months Ended		Percent	Four Months Ended		Percent
	2026	2025	Change	2026	2025	Change
Package Statistics
Average daily package volume (ADV)(1):
International priority	563	569	(1)	567	567	—
International economy	625	532	17	621	528	18
International domestic	1,640	1,846	(11)	1,652	1,853	(11)
Total International ADV	2,828	2,947	(4)	2,840	2,948	(4)
Revenue per package (yield):
International priority	$74.27	$63.87	16	$73.72	$63.26	17
International economy	41.98	41.23	2	41.77	41.09	2
International domestic	11.02	9.87	12	10.99	9.83	12
Composite package yield	$30.46	$25.96	17	$30.24	$25.71	18
Freight Statistics
Average daily freight pounds:
International priority	5,472	4,782	14	5,424	4,738	14
International economy	13,333	11,514	16	13,186	11,481	15
Total average daily freight pounds	18,805	16,296	15	18,610	16,219	15
Revenue per pound (yield):
International priority	$2.24	$1.92	17	$2.24	$1.96	14
International economy	0.77	0.73	5	0.77	0.73	5
Composite freight yield	$1.20	$1.08	11	$1.20	$1.09	10

Operating days	64	64	—	86	85	1
(1)ADV is calculated on a 5-day-per-week basis.
Express International Segment Revenue
Express International segment revenue increased 17% and 19%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher fuel surcharges, improved package and freight base yields, and growth in international export and freight volumes, partially offset by lower domestic volume.
Volumes: Export package volume increased 8% in the three- and four-month periods ended September 30, 2026 primarily driven by higher demand in Europe.
Total average daily freight pounds increased 15% in the three- and four-month periods ended September 30, 2026 reflecting priority and economy freight volume increases.
Yield: Priority package yield increased 16% and 17%, respectively, in the three- and four-month periods ended September 30, 2026, and international economy package yields increased 2% in the three- and four-month periods ended September 30, 2026 driven by increased weight per package and higher fuel surcharges.
Composite freight yield increased 11% and 10%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to base yield and fuel surcharge increases.
Express International Segment Operating Income
Express International segment operating income increased 15% and 82%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher international export and freight yield and volume. These impacts were partially offset by higher wage and purchased transportation rates and fuel price driven expense increases. Operating income for the four-month period ended September 30, 2026 also benefited from one additional operating day compared to the prior-year period.

Fuel expense increased 68% and 70%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to higher fuel prices. Purchased transportation expense increased 19% and 21%, respectively, in the three- and four-month periods ended September 30, 2026 primarily due to increased rates. Salaries and employee benefit expenses increased 10% in the three- and four-month periods ended September 30, 2026 primarily due to higher wage rates and variable incentive compensation. Other operating expenses increased 20% and 15%, respectively, in the three- and four-month periods ended September 30, 2026 due to increased costs related to restructuring in France and Brazil, credit losses, and outside service contracts.
CORPORATE, OTHER, AND ELIMINATIONS
Corporate, other, and eliminations includes corporate headquarters costs for executive officers and certain legal and finance functions, certain other costs and credits not attributed to our core business. Corporate, other, and eliminations also includes the results of FedEx Dataworks, Inc. (“FedEx Dataworks”), FedEx Office and Print Services, Inc. (“FedEx Office”), and FedEx Supply Chain Distribution System, Inc. (“FedEx Supply Chain”). FedEx Dataworks is focused on leveraging the power of our network and establishing our data estate to serve as an intelligence engine for global value chains, connecting fragmented systems and enhancing efficiency, decisioning, and providing context for our customers’ supply chains. FedEx Office provides document and business services and retail access to our package transportation businesses and FedEx Supply Chain offers integrated supply chain management solutions. The results of Corporate, other, and eliminations are not allocated to the other business segments.
Operating results in Corporate, other, and eliminations were relatively unchanged in the three- and four-month periods ended September 30, 2026 reflecting consistent corporate headquarters costs and stable operating results for our other businesses.

FINANCIAL CONDITION
LIQUIDITY(1)
Cash and cash equivalents totaled $8.0 billion at September 30, 2026, compared to $13.1 billion at May 31, 2026. The following table provides a summary of our cash flows (in millions):

	Four Months Ended
	2026	2025
Operating activities:
Net income	$5,331	$1,137
Gain on short-term investment	(3,254)	—
Gain from early extinguishment of debt	(627)	—
Other noncash charges and credits	2,383	2,763
Changes in assets and liabilities	(1,337)	(1,412)
Cash provided by operating activities	2,496	2,488
Investing activities:
Purchase of equity method investment	(2,501)	—
Capital expenditures	(1,035)	(815)
Other, net	(17)	(19)
Cash used in investing activities	(3,553)	(834)
Financing activities:
Proceeds from debt issuances	3,909	997
Principal payments on debt	(5,748)	(631)
Purchases of common stock	(2,000)	(776)
Distribution attributable to the Spin-Off	(251)	—
Other, net	(150)	(327)
Cash used in financing activities	(4,240)	(737)
Effect of exchange rate changes on cash	(53)	43
Net increase (decrease) in cash and cash equivalents	(5,350)	960
Cash and cash equivalents at the end of period	$7,961	$6,462
(1) The statement of cash flows has not been recast to reflect discontinued operations for any periods presented. Supplemental disclosure of operating and investing cash flows from discontinued operations is included in Note 2.
Cash Provided by Operating Activities. Cash flows from operating activities remained relatively unchanged in the four-month period ended September 30, 2026 compared to the four-month period ended September 30, 2025 primarily due to less unfavorable changes in working capital, offset by slightly lower net income after excluding noncash gains on our short-term investment in FedEx Freight and early extinguishment of debt and other noncash items.
Cash Used in Investing Activities. Cash flows used in investing activities increased $2.7 billion in the four-month period ended September 30, 2026 compared to the four-month period ended September 30, 2025 primarily due to a $2.5 billion equity method investment purchased during 2026.
Cash Used in Financing Activities. Cash flows used in financing activities increased $3.5 billion in the four-month period ended September 30, 2026 primarily due to higher repayments of debt and repurchases of our common stock, partially offset by higher proceeds from debt issuances when compared to the four-month period ended September 30, 2025.
See Note 1, Note 2, Note 4 and Note 5 of the accompanying unaudited condensed consolidated financial statements, “Liquidity Outlook” below, and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information.

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
The following table compares capital expenditures by asset category for the periods ended September 30, 2026 and 2025 (in millions):

	Three Months Ended		Four Months Ended		Percent
					Change
	2026	2025	2026	2025	Three Months Ended	Four Months Ended
Aircraft and related equipment	$36	$43	$57	$50	(16)	14
Package handling and ground support equipment	424	208	518	271	104	91
Information technology	129	110	148	139	17	6
Vehicles and trailers	36	29	37	63	24	(41)
Facilities and other	219	197	275	237	11	16
Total capital expenditures	$844	$587	$1,035	$760	44	36
Capital expenditures increased in the three-month period of 2026 primarily due to increased spending on package handling and ground support equipment and on facilities and other. In the four-month period ended September 30, 2026, capital expenditures increased for the same reasons, partially offset by decreased spending on vehicles and trailers.

GUARANTOR FINANCIAL INFORMATION
We are providing the following information in compliance with Rule 13-01 of Regulation S-X, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” with respect to the senior unsecured debt securities issued by FedEx and Pass-Through Certificates, Series 2020-1AA (the “Certificates”) issued by Federal Express.
The $17.1 billion principal amount of the senior unsecured notes were issued by FedEx under a shelf registration statement and are guaranteed by certain direct and indirect subsidiaries of FedEx (“Guarantor Subsidiaries”). FedEx owns, directly or indirectly, 100% of each Guarantor Subsidiary. The guarantees are (1) unsecured obligations of the respective Guarantor Subsidiary, (2) rank equally with all of their other unsecured and unsubordinated indebtedness, and (3) are full and unconditional and joint and several. If we sell, transfer, or otherwise dispose of all of the capital stock or all or substantially all of the assets of a Guarantor Subsidiary to any person that is not an affiliate of FedEx, the guarantee of that Guarantor Subsidiary will terminate, and holders of debt securities will no longer have a direct claim against such subsidiary under the guarantee. See Note 5 of the accompanying unaudited condensed consolidated financial statements for information regarding the issuance by FedEx of its senior unsecured debt guaranteed by the Guarantor Subsidiaries that was completed during the three-month period ended September 30, 2026.
Additionally, FedEx fully and unconditionally guarantees the payment obligation of Federal Express in respect of the $659 million principal amount of the Certificates. See Note 6 to the financial statements included in our Annual Report for additional information regarding the terms of the Certificates.
On June 1, 2026, the Company completed the Spin-Off. FedEx Freight is therefore no longer an issuer or guarantor of the Company's registered debt securities. The summarized financial information presented below has been recast for all periods presented to reflect the current obligor group and excludes the assets, liabilities, results of operations and cash flows attributable to FedEx Freight and its subsidiaries.
The following tables present summarized financial information for FedEx (as Parent) and the Guarantor Subsidiaries on a combined basis after transactions and balances within the combined entities have been eliminated.

Parent and Guarantor Subsidiaries
The following table presents the summarized balance sheet information as of September 30, 2026 and May 31, 2026 (in millions):

	September 30, 2026	May 31, 2026
Current Assets	$16,632	$16,607
Intercompany Receivable	1,487	4,445
Total Assets	86,037	84,575
Current Liabilities	14,756	13,626
Intercompany Payable	—	—
Total Liabilities	$50,588	$52,332
The following table presents the summarized statement of income information for the period ended September 30, 2026 (in millions):

Four Months Ended
September 30, 2026
Revenue	$21,923
Intercompany Charges, net	1,457
Operating Income	(1,909)
Intercompany Charges, net	(961)
Income Before Income Taxes	4,985
Net Income	$4,848
The following tables present summarized financial information for FedEx (as Parent Guarantor) and Federal Express (as Subsidiary Issuer) on a combined basis after transactions and balances within the combined entities have been eliminated.
Parent Guarantor and Subsidiary Issuer
The following table presents the summarized balance sheet information as of September 30, 2026 and May 31, 2026 (in millions):

	September 30, 2026	May 31, 2026
Current Assets	$16,523	$16,517
Intercompany Receivable	5,404	8,845
Total Assets	77,164	76,588
Current Liabilities	14,343	13,339
Intercompany Payable	—	—
Total Liabilities	$49,583	$51,368

The following table presents the summarized statement of income information for the period ended September 30, 2026 (in millions):

Four Months Ended
September 30, 2026
Revenue	$21,535
Intercompany Charges, net	1,378
Operating Income	(1,900)
Intercompany Charges, net	(1,013)
Income Before Income Taxes	4,969
Net Income	$4,291
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
We held $8.0 billion in cash and cash equivalents at September 30, 2026 and had $3.5 billion in available liquidity under our $1.75 billion three-year credit agreement (the “Three-Year Credit Agreement”) and $1.75 billion five-year credit agreement (the “Five-Year Credit Agreement” and together with the Three-Year Credit Agreement, the “Credit Agreements”). We believe that our cash and cash equivalents, cash flow from operations, and available financing sources will be adequate in the short-term and long-term to meet our liquidity needs, which include operational requirements, expected capital expenditures, voluntary pension contributions, dividend payments, and stock repurchases. See Note 5 of the accompanying unaudited condensed consolidated financial statements for information regarding these Credit Agreements.
Our cash and cash equivalents balance at September 30, 2026 includes $5.0 billion of cash in foreign jurisdictions associated with our permanent reinvestment strategy. We are able to access the majority of this cash without a material tax cost and do not believe that the indefinite reinvestment of these funds impairs our ability to meet our U.S. domestic debt or working capital obligations.
On October 1, 2026, FedEx sold its FedEx Supply Chain business to CMA CGM Group for cash proceeds of $1.4 billion, net of direct transaction expenses of approximately $35 million incurred during the three-month period ended September 30, 2026. See Note 14 of the accompanying unaudited condensed consolidated financial statements for more information.
On July 20, 2026, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock. As of September 30, 2026, $4.3 billion remained available to use for repurchases under this program. Subject to market conditions, liquidity needs, and other factors, we will continue to evaluate repurchasing additional shares of our common stock during the remainder of 2026. See Note 1 of the accompanying unaudited condensed consolidated financial statements and “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” for more information on this program.
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
We anticipate making voluntary contributions of $100 million to our tax-qualified U.S. domestic pension plan (“U.S. Pension Plan”) during the remainder of calendar year 2026. There are currently no required minimum contributions to our U.S. Pension Plan and our U.S. Pension Plan has ample funds to meet expected benefit payments.
On August 21, 2026, our Board of Directors declared a quarterly cash dividend of $1.22 per share of common stock. The dividend was paid on October 1, 2026 to stockholders of record as of the close of business on

September 14, 2026. Each quarterly dividend payment is subject to review and approval by our Board of Directors, and we evaluate our dividend payment amount on an annual basis. There are no material restrictions on our ability to declare dividends, nor are there any material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans, or advances.
We have several aircraft modernization programs under way that are supported by the purchase of Boeing 777 Freighter aircraft. These aircraft are significantly more fuel-efficient per unit than the aircraft types previously utilized, and these expenditures are necessary to achieve significant long-term operating savings and to replace older aircraft. Our ability to delay the timing of these aircraft-related expenditures is limited without incurring significant costs to modify existing purchase agreements.
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
The Three-Year Credit Agreement and the Five-Year Credit Agreement expire in March 2028 and March 2030, respectively. Each of the Credit Agreements has a $125 million letter of credit sublimit. The Credit Agreements are available to finance our operations and other cash flow needs. As of September 30, 2026, no amounts were outstanding under the Credit Agreements, no commercial paper was outstanding under our commercial paper program, and approximately $3.5 billion of borrowing capacity remained available under the Credit Agreements. See Note 5 of the accompanying unaudited condensed consolidated financial statements for information on the Credit Agreements.
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
GOODWILL. Goodwill is evaluated for impairment indicators between annual tests and tested for impairment whenever events or circumstances make it more likely than not that the fair value of a reporting unit has fallen below its carrying value. We performed goodwill impairment tests of our reporting units immediately prior to the Spin-Off and of our new reporting units as of June 1, 2026. Neither of these tests indicated goodwill impairment. We do not believe there has been any additional change of events or circumstances that would indicate that additional reevaluation of the goodwill of our reporting units is required as of September 30, 2026, nor do we believe the goodwill of our reporting units is at risk of failing impairment testing. For additional details on goodwill impairment testing, refer to Note 1 to the financial statements included in our Annual Report.
Information regarding our critical accounting estimates can be found in our Annual Report, including Note 1 to the financial statements therein. Management has discussed the development and selection of these critical accounting estimates with the Audit and Finance Committee of our Board of Directors and with our independent registered public accounting firm.

FORWARD-LOOKING STATEMENTS
Certain statements in this report, including (but not limited to) those contained in “General,” “Trends Affecting Our Business,” “Income Taxes,” “Outlook,” “Liquidity Outlook,” “Legal Proceedings,” and “Risk Factors” and the “Description of Business and Summary of Significant Accounting Policies,” “Financing Arrangements,” “Retirement Plans,” “Commitments,” and “Contingencies” notes to our unaudited condensed consolidated financial statements, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) with respect to our financial condition, results of operations, cash flows, plans, objectives, future performance, and business and the assumptions underlying such statements. Forward-looking statements include those preceded by, followed by, or that include the words “will,” “may,” “could,” “would,” “should,” “believes,” “expects,” “anticipates,” “plans,” “estimates,” “targets,” “forecasts,” “projects,” “intends,” or similar expressions. These forward-looking statements, which are intended to enjoy the protection of the safe harbor for forward-looking statements provided by the PSLRA as well as protections afforded by other federal securities laws, involve risks and uncertainties. Actual results may differ materially from those contemplated (expressed or implied) by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:
•economic conditions and geopolitical developments in the global markets and trade environment in which we operate;
•changes in international trade policies and relations, including tariffs;
•the price and availability of jet and vehicle fuel, and our ability to collect fuel surcharges;
•our ability to successfully implement its business strategies and global transformation program and network optimization initiatives, including Network 2.0 and Tricolor, effectively respond to changes in market dynamics, and achieve the anticipated benefits of such strategies and actions;
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
•failure of third-party service providers, vendors, and suppliers to perform as expected, or disruptions in our relationships with such third-parties or their provision of services to FedEx;
•widespread outbreak of an illness or any other communicable disease or public health crisis;
•failure to successfully implement our business strategy and effectively respond to changes in market dynamics and customer preferences;
•our ability to achieve our calendar 2029 financial performance targets;
•our ability to achieve the anticipated benefits of the FedEx Freight Spin-Off;
•the possibility of disruption, including changes to existing business relationships, disputes, litigation, or unanticipated costs in connection with the Spin-Off of FedEx Freight;
•the possibility of tax liability from the FedEx Freight Spin-Off to us and our stockholders;
•damage to our reputation or loss of brand equity;
•the effect of intense competition;
•significant changes in the volumes of shipments transported through our networks, customer demand for our various services, or the prices we obtain for our services;
•our ability to make capital decisions based upon projected volume levels;
•our ability to execute and effectively operate, integrate, leverage, and grow acquired businesses, and to continue to support the value we allocate to these acquired businesses;
•our ability to effectively operate, integrate, leverage, and grow acquired businesses and complete and realize the anticipated benefits of acquisitions, joint ventures, and strategic alliances and investments;

•our ability to achieve the expected strategic or financial benefits relating to our InPost investment;
•labor-related disruptions and potential changes in labor laws;
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
•increasing costs related to changing complex and evolving U.S. and foreign laws and regulations regarding data protection and cybersecurity;
•the future rate of e-commerce growth and our ability to successfully expand our e-commerce services portfolio;
•failure to receive or collect expected insurance coverage;
•our ability to manage our network capacity and cost structure for capital expenditures and operating expenses, and match it to shifting and future customer volume levels;
•noncash impairment charges related to our goodwill and certain deferred tax assets;
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
•any liability resulting from and the costs of defending against class-action, derivative, and other litigation, such as wage-and-hour, joint employment, securities, vehicle accident, and discrimination and retaliation claims, claims related to our reporting and disclosure of environmental and sustainability topics, claims seeking refunds of tariffs and any other legal or governmental proceedings, including the matters discussed in Note 11 of the accompanying unaudited condensed consolidated financial statements;

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2026, there were no material changes in our market risk sensitive instruments and positions since our disclosures in our Annual Report.
The principal foreign currency exchange rate risks to which we are exposed relate to the euro, Chinese yuan, Canadian dollar, British pound, Australian dollar, Mexican peso, Hong Kong dollar, and Japanese yen. Historically, our exposure to foreign currency fluctuations is more significant with respect to our revenue than our expenses, as a significant portion of our expenses are denominated in U.S. dollars, such as aircraft and fuel expenses. During the four-month period ended September 30, 2026, the U.S. dollar was stronger relative to the currencies of the foreign countries in which we operate, and the stronger dollar had a slightly positive effect on our results.
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
ITEM 4. CONTROLS AND PROCEDURES
The management of FedEx, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2026 (the end of the periods covered by this quarterly report).

During our fiscal quarter ended September 30, 2026, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For a description of all material pending legal proceedings, see Note 11 of the accompanying unaudited condensed consolidated financial statements, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in our Annual Report under Part I, Item 1A of Form 10-K. Additional risks not currently known to us or that we currently deem to be immaterial also may materially affect our business, results of reporting, financial condition, and the price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information on FedEx’s repurchases of our common stock during the four-month period ended September 30, 2026:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under Program ($ in millions)
Jun. 1-30, 2026	3,259,964	$325.16	3,259,964	$228
Jul. 1-31, 2026	—	$—	—	$5,228
Aug. 1-31, 2026	1,836,154	$326.77	1,836,154	$4,628
Sep. 1-30, 2026	1,160,129	$293.07	1,160,129	$4,288
Total	6,256,247		6,256,247	$4,288
During the four-month period ended September 30, 2026, we repurchased 6.3 million shares of FedEx common stock for an aggregate purchase price of $2.0 billion. As of September 30, 2026, the share repurchase authorization under our 2024 program was fully utilized, and no further amounts remain available for repurchases under that program.
On July 20, 2026, our Board of Directors authorized a new stock repurchase program for additional repurchases of up to $5.0 billion of FedEx common stock (“2026 program”).
As of October 28, 2026, approximately $4.3 billion remained available for repurchases under the 2026 program. Shares under the program may be repurchased from time to time in the open market or in privately negotiated transactions. No time limits were set for completion of the program; however, we may decide to suspend or discontinue the program.
See Note 1 of the accompanying unaudited condensed consolidated financial statements for additional information and “Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition – Financial Condition – Liquidity Outlook” for additional information.
ITEM 5. OTHER INFORMATION
During the quarter ended September 30, 2026, no director or officer of FedEx adopted, modified, or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of FedEx (Filed as Exhibit 3.1 to FedEx’s FY25 Second Quarter Report on Form 10-Q, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of FedEx (Filed as Exhibit 3.1 to FedEx’s Current Report on Form 8-K dated and filed March 11, 2024, and incorporated herein by reference).

4.1
Indenture, dated as of September 14, 2026, among FedEx Corporation, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

4.2
Supplemental Indenture No. 1, dated as of September 14, 2026, among FedEx Corporation, the Guarantors named therein, U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as paying agent (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

4.3
Supplemental Indenture No. 2, dated as of September 14, 2026, among FedEx Corporation, the Guarantors named therein and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.5 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

4.4	Form of 4.000% Senior Note due 2030 (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

4.5	Form of 4.625% Senior Note due 2034 (Filed as Exhibit 4.2 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

4.6	Form of 5.750% Senior Note due 2036 (Filed as Exhibit 4.5 to FedEx’s Current Report on Form 8-K dated and filed September 14, 2026, and incorporated herein by reference).

^10.1	FedEx Corporation Executive Severance Plan, effective July 20, 2026 (Filed as Exhibit 10.1 to FedEx’s Current Report on Form 8-K dated and filed July 24, 2026, and incorporated herein by reference).

*22	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (“Inline XBRL”).

104.1	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101.1).

__________________________________________
*Filed herewith.
^Management contract/compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FedEx Corporation

Date: October 28, 2026	/s/ Claude F. Russ
Claude F. Russ
Enterprise Vice President, Finance, and
Interim Chief Financial Officer, and Interim Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)